Form 10-K
period 1993-12-31
STONE CONTAINER CORP
filed 1994-03-30
CIK 94610

         SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549

         -----------------------------------------------------------------------

         FORM 10-K

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1993.

          or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________ to ________________.

          Commission file number 1-3439

        STONE CONTAINER CORPORATION

          (Exact name of registrant as specified in its charter)

DELAWARE                                      36-2041256
- --------------------------------------------  ---------------------------------------
(State or other jurisdiction of               (I.R.S. employer identification no.)
incorporation
or organization)
150 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS  60601
- -------------------------------------------------------------------------------------
(Address of principal executive offices)      (Zip code)
REGISTRANT'S TELEPHONE NUMBER: 312 346-6600
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS                           REGISTERED
- --------------------------------------------  ---------------------------------------
Common Stock                                  New York Stock Exchange
Rights to purchase Series D Preferred Stock   New York Stock Exchange
$1.75 Series E Cumulative Convertible
Exchangeable Preferred Stock                  New York Stock Exchange
10 3/4% Senior Subordinated Notes due
June 15, 1997                                 New York Stock Exchange
11 7/8% Senior Notes due December 1, 1998     New York Stock Exchange
11% Senior Subordinated Notes due
August 15, 1999                               New York Stock Exchange
11 1/2% Senior Subordinated Notes due
September 1, 1999                             New York Stock Exchange
12 1/8% Subordinated Debentures due
September 15, 2001 (Southwest Forest
Industries, Inc.)                             New York Stock Exchange
10 3/4% Senior Subordinated Debentures due
April 1, 2002                                 New York Stock Exchange
6 3/4% Convertible Subordinated Debentures
due February 15, 2007                         New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
          YES _X_  NO ___

          Indicate by check mark if disclosure of delinquent filers pursuant  to
          Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

          The aggregate market value as of March 1, 1994 of the voting common stock held by non-affiliates of the Registrant was approximately $1,227,000,000.

          The number of shares of common stock outstanding at March 1, 1994 was 90,392,433.

          The Proxy Statement, to be filed on or before April 30, 1994, for the Annual Meeting of Stockholders scheduled May 10, 1994 is partially incorporated by reference into Part III, Items 10, 11, 12 and 13; and
          Part IV, Item 14, excluding the sections entitled "Compensation Committee Report" and "Performance Graph."

         -----------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                      (A) GENERAL DEVELOPMENT OF BUSINESS

    The information relating to the general development of the Registrant's business for the year ended December 31, 1993, is incorporated herein by reference to Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included in this report, under the sections entitled "Financial Condition and Liquidity," pages 15-22, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 2--Subsequent Events," page 39, "Note 3--Acquisitions/Mergers/Dispositions," pages 39-40, "Note 4--Public Offering of Subsidiary Stock," page 40, "Note 16--Related Party Transactions," pages 58-59, and "Note 19--Segment Information," pages 62-64.

    Except where the context clearly indicates otherwise, the terms "Registrant" and "Company" as hereinafter used refer to Stone Container Corporation together with its consolidated subsidiaries.

               (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Financial information relating to the Registrant's industry segments, for the year ended December 31, 1993, is incorporated herein by reference to the MD&A, included in this report, under the section entitled "Results of Operations," pages 11-15, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 19--Segment Information," pages 62-64.

                     (C) NARRATIVE DESCRIPTION OF BUSINESS

    Descriptive information relating to the Registrant's principal products, markets and industry ranking is outlined in the table entitled "Profile" on page 2 of this report and is also incorporated herein by reference to the MD&A, included in this report, under the sections entitled "General," page 11, "Results of Operations," pages 11-15, "Investing Activities," page 21, and "Environmental Issues," pages 21-22, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 3--Acquisitions/Mergers/Dispositions," pages 39-40, "Note 4--Public Offering of Subsidiary Stock," page 40, and "Note 19--Segment Information," pages 62-64.

PROFILE

A)   PAPERBOARD AND PAPER PACKAGING:
     1)   CONTAINERBOARD AND CORRUGATED CONTAINERS:
           MARKETS:
          A board range of manufacturers of consumable and durable goods and other manufacturers of corrugated containers.
          INDUSTRY POSITION:  Industry leader
          MANUFACTURING FACILITIES: Production at 17 mills
                                    Converting at 120 plants
          1993 PRODUCTION & SHIPMENTS:
               4.388 million short tons of containerboard produced
               52.5 billion square feet of corrugated containers shipped
     2)   KRAFT PAPER AND BAGS AND SACKS:
           MARKETS:
          Supermarket chains and other retailers of consumable products. Industrial and consumer bags sold to the food, agricultural, chemical and cement industries, among others.
          INDUSTRY POSITION:  Industry leader
          MANUFACTURING FACILITIES:  Production at 5 mills
                                     Converting at 18 plants
          1993 PRODUCTION & SHIPMENTS:
               500 thousand short tons of kraft paper produced
               613 thousand short tons of paper bags and sacks shipped
     3)   BOXBOARD, FOLDING CARTONS AND OTHER:
           MARKETS:
          Manufacturers of consumable goods, especially food, beverage and tobacco products, and other box manufacturers.
          INDUSTRY POSITION: A major position in Europe; a nominal position in North America
          MANUFACTURING FACILITIES:  Production at 2 mills
                                     Converting at 10 plants
          1993 PRODUCTION & SHIPMENTS:
               81 thousand short tons of boxboard and other paperboard produced
               92 thousand short tons of folding cartons and partitions shipped

B)   WHITE PAPER AND PULP:
     1)   NEWSPRINT
          MARKETS:
          Newspaper publishers and commercial printers.
          INDUSTRY POSITION:  A major position
          MANUFACTURING FACILITIES:  Production at 5 mills
          1993 PRODUCTION & SHIPMENTS:
               1.312 million short tons produced
     2)   UNCOATED GROUNDWOOD PAPER
          MARKETS:
          Producers of advertising materials, magazines, directories and computer papers.
          INDUSTRY POSITION:  A major position
          MANUFACTURING FACILITIES:  Production at 2 mills
          1993 PRODUCTION & SHIPMENTS:
               461 thousand short tons produced
     3)   MARKET PULP
          MARKETS:
          Manufacturers of paper products, including fine papers, photographic papers, tissue and newsprint.
          INDUSTRY POSITION:  A major position
          MANUFACTURING FACILITIES:  Production at 6 mills
          1993 PRODUCTION & SHIPMENTS:
               733 thousand short tons produced
C)   WOOD PRODUCTS:
     1)   LUMBER, PLYWOOD AND VENEER:
           MARKETS:
          Construction and furniture industries.
          INDUSTRY POSITION: A moderate position in North America MANUFACTURING FACILITIES: Production at 17 mills
          1993 PRODUCTION & SHIPMENTS:
               581 million board feet of lumber produced
               425 million square feet of plywood and veneer produced

          Wood fiber and waste paper constitute the basic raw materials from which the Company's principal products are made. The Company's wood procurement operations provide wood fiber for the Company's mills. Wood fiber resources are generally available within economic proximity of the Registrant's mills and the Registrant has not experienced any significant difficulty in obtaining such resources, although the supply of timber in the United States continues to decrease due to environmental concerns in the Pacific Northwest. At December 31, 1993, the Company owned approximately 11 thousand and 339 thousand acres of private fee timberland in the United States and Canada, respectively.

    The Registrant's business is not dependent upon a single customer or upon a small number of major customers. The loss of any one customer would not have a material adverse effect on the Registrant.

    The Registrant's business is affected by cyclical industry conditions and economic factors affecting its products. These conditions and factors affect the prices which the Registrant is able to charge for its products. Export sales may be affected by fluctuations in foreign exchange rates.

    Backlogs are not a significant factor in the industry in which the Registrant operates; most orders placed with the Registrant are for delivery within 60 days or less.

    The major markets in which the Registrant sells its principal products are highly competitive. Its products compete with similar products produced by others and, in some instances, with products produced from other materials. Areas of competition include price, innovation, quality and service.

    The   Registrant  owns  patents,  licenses,  trademarks  and  tradenames  on products. The loss of any patent, license, trademark and tradename would not have a material adverse effect on the Registrant's operations.

    As of December 31, 1993, the Registrant had approximately 29,000 employees, of whom approximately 21,100 were employees of U.S. operations and the remainder were employees of foreign operations. Of those in the United States, approximately 12,300 are union employees.

                  (D) FINANCIAL INFORMATION ABOUT FOREIGN AND
                      DOMESTIC OPERATIONS AND EXPORT SALES

    Financial information relating to the Registrant's foreign and domestic operations and export sales for the year ended December 31, 1993, is incorporated herein by reference to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 19--Segment Information," pages 62-64. The Company's results are affected by economic conditions in certain foreign countries and fluctuations in foreign exchange rates, particularly in the white paper and pulp segment, where the majority of such operations of the Company are conducted in Canada and the United Kingdom.

ITEM 2.  PROPERTIES

    The Registrant, including its subsidiaries and affiliates, maintains manufacturing facilities and sales offices throughout North America, Continental Europe and the United Kingdom, as well as sales offices in Japan and China. A listing of such worldwide facilities as of December 31, 1993 is provided on pages 5-6 of this report.

    The approximate annual production capacity of the Company's mills is summarized in the following table:

                                 PAPERBOARD AND             WHITE PAPER
                                 PAPER PACKAGING             AND PULP                   TOTAL
DECEMBER 31,               (IN  -----------------        -----------------        -----------------
   THOUSANDS OF SHORT TONS)      1993       1992          1993       1992          1993       1992
- ------------------------------  ------     ------        ------     ------        ------     ------
United States (1).............   4,583      4,572           853        847         5,436      5,419
Canada (2)(3).................     429        436         1,832      1,783         2,261      2,219
Europe(3).....................     314        310           307        306           621        616
Other (4).....................    --           58          --         --            --           58
                                ------     ------        ------     ------        ------     ------
                                 5,326      5,376         2,992      2,936         8,318      8,312
                                ------     ------        ------     ------        ------     ------
                                ------     ------        ------     ------        ------     ------

- ---------
(1) Includes 100 percent of the Seminole Kraft Corporation ("Seminole") and Stone Savannah River Pulp & Paper Corporation ("Stone Savannah River") mills.
(2)   Includes 25 percent of the Celgar mill.
(3)   Includes 100 percent of Stone-Consolidated Corporation
      (Stone-Consolidated).
(4) Includes 49 percent of the Empaques de Carton Titan, S.A., ("Titan") mill at December 31, 1992.

    All mills and converting facilities are owned, or partially owned through investments in other companies, by the Registrant, except for 45 converting plants in the United States, which are leased.

    The Registrant owns certain properties that have been mortgaged or otherwise encumbered. These properties include 12 paper mills, 9 bag plants and 45 corrugated container plants, including those subject to a leasehold mortgage.

    The Registrant's properties and facilities are properly equipped with machinery suitable for their use. Such facilities and related equipment are well maintained and adequate for the Registrant's current operations.

    Additional information relating to the Registrant's properties for the year ended December 31, 1993 is incorporated herein by reference to the Financial Statements, included in this report, under the Notes to the Consolidated Financial Statements, "Note 3--Acquisitions/Mergers/Dispositions," pages 39-40, "Note 4--Public Offering of Subsidiary Stock," page 40, "Note 10--Long-term Debt," pages 47-53, and "Note 13--Long-term Leases," pages 54-55.

WORLDWIDE FACILITIES

UNITED STATES:
     ALABAMA
     -Birmingham (corrugated container)

     ARIZONA
     -Eagar (forest products)
     -Glendale (corrugated container)
     -Phoenix (bag)
     -Snowflake (paperboard/paper/pulp)
     -Snowflake (paperboard/paper/pulp)
      The Apache Railway Company

     ARKANSAS
     -Jacksonville (bag)
     (Little Rock)
     -Little Rock (corrugated container)
     -Rogers (corrugated container)

     CALIFORNIA
     -City of Industry (corrugated container)
     (Los Angeles)
     -Fullerton (corrugated container)
     -Happy Camp (forest products)
     -Los Angeles (bag)
     -Salinas (corrugated container)
     -San Jose (corrugated container)
     -Santa Fe Springs (corrugated container, 2)

     COLORADO
     -Denver (corrugated container)
     -South Fork (forest products)

     CONNECTICUT
     -Portland (corrugated container)
     -Torrington (corrugated container)
     -Uncasville (paperboard/paper/pulp)

     FLORIDA
     -Cantonment (bag)
     (Pensacola)
     -Graceville (forest products)
     -Jacksonville (paperboard/paper/pulp)
     -Panama City (paperboard/paper/pulp)
     -Yulee (bag)
     -Orlando (corrugated container)
      Packaging Systems
     -Jacksonville (corrugated container)
      Preprint

     GEORGIA
     -Atlanta (corrugated container, 3)
     -Port Wentworth (paperboard/paper/pulp)
     -Atlanta (paperboard/paper/pulp)
      Technology and Engineering Center

     ILLINOIS
     -Bedford Park (corrugated container)
     (Chicago)
     -Bloomington (corrugated container)
     -Cameo (corrugated container)
     (Chicago)
     -Danville (corrugated container)
     -Herrin (affiliate); (corrugated container)
     -Joliet (corrugated container)
     -Naperville (corrugated container)
     (Chicago)
     -North Chicago (corrugated container)
     -Plainfield (bag)
     -Quincy (bag)
     -Zion (affiliate); (corrugated container)
     -Burr Ridge (paperboard/paper/pulp)
      Techonolgy and Engineering Center
     -Oak Brook (corrugated container)
      Marketing and Technical Center

     INDIANA
     -Columbus (corrugated container)
     -Indianapolis (corrugated container)
     -Mishawaka (corrugated container)
     -South Bend (corrugated container)

     IOWA
     -Des Moines (corrugated container), (bag)
     -Keokuk (corrugated container)
     -Sioux City (corrugated container)

     KANSAS
     -Kansas City (corrugated container)

     KENTUCKY
     -Louisville (corrugated container), (bag)

     LOUISIANA
     -Arcadia (bag)
     -Hodge (bag), (paperboard/paper/pulp)
     -New Orleans (corrugated container)

     MARYLAND
     -Savage (bag)
     (Baltimore)

     MASSACHUSETTS
     -Mansfield (corrugated container)
     -Westfield (corrugated container)

     MICHIGAN
     -Detroit (corrugated container)
     -Grand Rapids (bag)
     -Ontonagon (paperboard/paper/pulp)
     -Melvindale (corrugated container)
     (Detroit)

     MINNESOTA
     -Minneapolis (corrugated container)
     -Rochester (corrugated container)
     -St. Cloud (corrugated container)
     -St. Paul (corrugated container), (bag)
     -Minneapolis (corrugated container)
          Preprint

     MISSISSIPPI
     -Jackson (corrugated container)
     -Tupelo (corrugated container, 2)

     MISSOURI
     -Blue Springs (corrugated container)
     -Kansas City (bag)
     -Liberty (corrugated container)
     (Kansas City)
     -Springfield (corrugated container)
     -St. Joseph (corrugated container)
     -St. Louis (corrugated container)

     MONTANA
     -Missoula (paperboard/paper/pulp)

     NEBRASKA
     -Omaha (corrugated container)

     NEW JERSEY
     -Elizabeth (bag)
     -Teterboro (corrugated container)

     NEW MEXICO
     -Reserve (forest products)

     NEW YORK
     -Buffalo (corrugated container)

     NORTH CAROLINA
     -Charlotte (corrugated container)
     -Lexington (corrugated container)
     -Raleigh (corrugated container)

     NORTH DAKOTA
     -Fargo (corrugated container)
     -Grand Forks (bag)

     OHIO
     -Cincinnati (corrugated container)
     -Coshocton (paperboard/paper/pulp)
     -Jefferson (corrugated container)
     -Mansfield (corrugated container)
     -Marietta (corrugated container)
     -New Philadelphia (bag)

     OKLAHOMA
     -Oklahoma City (corrugated container)
     -Sand Springs (corrugated container)
     (Tulsa)

     OREGON
     -Albany (forest products)
     -Grants Pass (forest products)
     -Medford (forest products)
     -Springfield (forest products)
     -White City (forest products)

     PENNSYLVANIA
     -Philadelphia (corrugated container, 2)
     -Williamsport (corrugated container)
     -York (paperboard/paper/pulp)

     SOUTH CAROLINA
     -Columbia (corrugated container), (forest products)
     -Florence (paperboard/paper/pulp)
     -Fountain Inn (corrugated container)
     -Orangeburg (forest products)

     SOUTH DAKOTA
     -Sioux Falls (corrugated container)

     TENNESSEE
     -Chattanooga (corrugated container)
     -Collierville (corrugated contaier)
     (Memphis)
     -Nashville (corrugated container)

     TEXAS
     -Dallas (corrugated container)
     -El Paso (corrugated container, 2), (folding carton)
     -Grand Prairie (corrugated container)
     (Dallas)
     -Houston (corrugated container)
     -Temple (corrugated container)
     -Tyler (corrugated container)

     UTAH
     -Salt Lake City (bag)
     -Salt Lake City (bag)
     Bag Packaging systems

     VIRGINIA
     -Hopewell (paperboard/paper/pulp)
     -Martinsville (corrugated container)
     -Richmond (corrugated container,2), (bag)

     WEST VIRGINIA
     -Wellsburg (bag)

     WISCONSIN
     -Beloit (corrugated container)
     -Germantown (corrugated container)
     (Milwaukee)
     -Neenah (corrugated container)

CANADA:
     ALBERTA
     -Calgary (affiliate); (corrugated container)
     -Edmonton (affiliate); (corrugated container)

     BRITISH COLUMBIA
     -Castlegar (affiliate); (paperboard/paper/pulp)
     -New Westminster (affiliate); (corrugated container)

     MANITOBA
     -Winnepeg (affiliate); (corrugated container)

     NEW BRUNSWICK
     -Bathurst (paperboard/paper/pulp); (forest products)
     -Saint John (affiliate); (corrugated container)

     NOVA SCOTIA
     *Dartmouth (corrugated container)

     ONTARIO
     -Etobicoke (affiliate); (corrugated container)
     -Guelph (affiliate); (corrugated container)
     -Pembroke (affiliate); (corrugated container)
     -Rexdale (affiliate); (corrugated container)
     -Whitby (affiliate); (corrugated container)

     QUEBEC
     -Chibougamau (forest products)
     -Grand-Mere (paperboard/paper/pulp)
     -LaBaie (paperboard/paper/pulp)
     -New Richmond (paperboard/paper/pulp)
     -Portage-du-Fort (paperboard/paper/pulp)
     -Roberval (forest products)
     -Saint-Fulgence (forest products)
     -Saint-Laurent (affiliate); (corrugaed container)
     -Shawinigan (paperboard/paper/pulp)
     -Trois-Rivieres (paperboard/paper/pulp)
     -Ville Mont-Royal (affiliate); (corrugated container)
     -Grand-Mere (paperboard/paper/pulp)
     Research Center

     SASKATCHEWAN
     -Regina (affiliate); (corrugated container)

     GERMANY:
     -Augsburg (affiliate); (folding carton)
     -Bremen (affiliate); (folding carton)
     -Dusseldorf (corrugated container)
     -Frankfurt (affiliate); (folding carton)
     -Germersheim (corrugated container)
     -Hamburg (corrugated container)
     -Heppenheim (affiliate) (folding carton)
     -Hoya (paperboard/paper/pulp)
     -Julich (corrugated container)
     -Lauenburg (corrugated container)
     -Lubbecke (corrugated container)
     -Neuburg (corrugated container)
     -Platting (corrugated container)
     -Viersen (paperboard/paper/pulp)
     -Waren (corrugated container)

     -Hamburg
     Institute for Package and Corporate Design

     UNITED KINGDOM:
     -Ellesmere Port (paperboard/paper/pulp)

     NETHERLANDS:
     -Sneek (affiliate); (folding carton)

     BELGIUM:
     -Ghlin (corrugated container)
     -Grand-Bigard (corrugated container)

     FRANCE:
     -Bordeaux (affiliate); (folding carton)
     -Cholet (affiliate); (folding carton)
     -Molieres-Sur-Ceze (corrugated container)
     -Nimes (corrugated container)
     -Soissons (affiliate); (folding carton)
     -Strasbourg (affiliate); (folding carton)

     COSTA RICA:
     -Palmar Norte (forest products)
     -San Jose (forest products)
     Administrative Office

     VENEZUELA
     -Puerto Ordaz (forest products)
     Administrative Office

     CORPORATE HEADQUARTERS:
     -Chicago, Illinois

     FAR EAST OFFICES:
     -Beijing, China

     TOKYO, JAPAN
     Stone Container
     Japan Company, Ltd.

ITEM 3. LEGAL PROCEEDINGS

    In November 1988, the Legal Environmental Assistance Foundation ("LEAF") filed a citizens suit in the U.S. District Court for the Northern District of Florida against the Board of County Commissioners of Bay County, Florida (the "County") pursuant to Section 505 of the Clean Water Act. The Registrant's Panama City, Florida mill is one of the parties which contracts to utilize the County's wastewater treatment facility. The suit sought declaratory and injunctive relief in connection with alleged violations by the County of its wastewater treatment facility's National Pollutant Discharge Elimination Standards ("NPDES") discharge permit conditions. In September 1990, LEAF amended its complaint to include a request for an unspecified amount of penalties as provided by statute. If any penalties are ultimately assessed or agreed to by the County in this matter, the Registrant anticipates that the County would claim an undetermined portion of such penalties as the liability of the Registrant pursuant to the warranty and indemnification language contained in a March 20, 1979 Water Treatment and Disposal Service agreement between the County and Southwest Forest Industries, Inc., the Registrant's predecessor in interest. On March 9, 1993, the Court issued its Order granting the County's Motion For Summary Judgment. In its Order, the Court concluded that the suit was moot because LEAF's amended complaint requesting civil penalties was filed after the County had brought its facilities into compliance with the applicable permit limits. On February 14, 1994, the district court's decision was affirmed by the U.S. Court of Appeals for the Eleventh Circuit.

    On October 27, 1992, the Florida Department of Environmental Regulation ("DER") filed a civil complaint in the Fourteenth Judicial Circuit Court of Bay County, Florida against the Company seeking injunctive relief, an unspecified amount of fines and civil penalties, and other relief based on alleged groundwater contamination at the Company's Panama City, Florida pulp and paper mill site. In addition, the complaint alleges operation of a solid waste facility without a permit and discrepancies in hazardous waste shipping manifests. Because of uncertainties in the interpretation and application for DER's rules, it is premature to assess the Company's potential liability, if any, in the event of an adverse ruling. At the parties' request, the case has been placed in abeyance pending the conclusion of a related administrative proceeding petitioned by the Company following DER's proposal to deny the Company a permit renewal to continue operating its wastewater pretreatment facility at the mill site. The administrative proceeding has been referred to a hearing officer for an evidentiary hearing on the consolidated issues of compliance with a prior consent order, denial of the permit renewal, completion of a contamination assessment and denial of a sodium exemption. All issues were deferred until May 16, 1994 in order to allow additional studies to be performed. The Company intends to vigorously assert its entitlement to the permit renewal and to defend against the groundwater contamination and unpermitted facility allegations.

    In November 1990, the U.S. Environmental Protection Agency ("EPA") announced its decision to list two bodies of water in Arizona, Dry Lake and Twin Lakes, as "waters of the United States" impacted by toxic pollutant discharges under
Section 304(l) of the federal Clean Water Act. These bodies of water have been used by the Company's Snowflake, Arizona pulp and paper mill for the evaporation of its process wastewater. EPA is preparing a draft consent decree to resolve the alleged past unpermitted discharges which will include EPA's proposal that the Company pay civil penalties in the amount of $900,000. The Company has vigorously disputed the application of the Clean Water Act to these two privately owned evaporation ponds. The Company has proposed to EPA a plan to convert its Snowflake, Arizona mill's wastewater management system to a tree farm irrigation system. EPA has indicated an interest in this proposal and discussions are ongoing. It is premature to predict either the outcome of the negotiations with EPA or the amount of penalties which will eventually be assessed.

    By letter dated January 4, 1994, the Company was advised by the Water Management Division of the U.S. Environmental Protection Agency, Region 9 (EPA) that EPA was seeking penalties in the amount of $125,000 for violations of discharge limits and monitoring requirements of the applicable NPDES permit at the Company's Flagstaff, Arizona Sawmill during the period from January 1990 through December 1992. The Company is investigating the matter and intends to negotiate with EPA a reduced penalty amount. EPA has advised that if a prompt settlement cannot be reached it will refer the matter to the Department of Justice for the filing of a civil suit.

    The Registrant is involved in contractual disputes, administrative and legal proceedings and investigations of various types. Although any litigation, proceeding or investigation has an element of uncertainty, the Registrant believes that the outcome of any proceeding, lawsuit or claim which is pending or threatened, or all of them combined, would not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

           (A) PRINCIPAL MARKET, STOCK PRICE AND DIVIDEND INFORMATION

    Information relating to the principal market, stock price and dividend information for the Registrant's Common and Preferred Stock and related stockholder matters, for the year ended December 31, 1993, is incorporated herein by reference to the MD&A, included in this report, under the sections entitled "Common and Series E Cumulative Preferred Stock--Cash Dividends, Market and Price Range," page 22 and "Financial Condition and Liquidity," pages 15-22, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 10--Long-term Debt," pages 47-53, "Note 14--Preferred Stock," pages 55-56, "Note 15--Common Stock," pages 56-58 and "Note 20--Summary of Quarterly Data (unaudited)," page 65.

               (B) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

    There were approximately 6,822 holders of record of the Registrant's common stock, as of March 1, 1994.

ITEM 6. SELECTED FINANCIAL DATA

    In addition to the table set forth on pages 9-10 of this report, selected financial data of the Registrant is incorporated herein by reference to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 1--Summary of Significant Accounting Policies," pages 37-39, and "Note 3--Acquisitions/Mergers/Dispositions," pages 39-40.

SELECTED FINANCIAL DATA

(DOLLARS IN MILLIONS EXCEPT PER SHARE)       1993         1992         1991         1990       1989(B)        1988       1987(B)
- ----------------------------------------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS
Net sales...............................  $  5,059.6   $  5,520.7   $  5,384.3   $  5,755.9   $5,329.7     $  3,742.5   $3,232.9
Cost of products sold...................     4,223.5      4,473.7      4,287.2      4,421.9    3,893.8        2,618.0    2,347.8
Selling, general and administrative
 expenses...............................       512.2        543.5        522.8        495.5      474.5          351.1      343.8
Depreciation and amortization...........       346.8        329.2        273.5        257.0      237.1          148.1      138.7
Interest expense........................       426.7        386.1        397.4        421.7      344.7          108.3      131.1
Income (loss) before income taxes and
 cumulative effects of accounting
 changes................................      (466.9)      (229.3)       (18.0)       188.2      481.0          549.5      283.4
Provision (credit) for income taxes.....      (147.7)       (59.4)        31.1         92.8      195.2          207.7      122.1
Cumulative effect of change in
 accounting for postretirement
 benefits...............................       (39.5)      --           --           --          --            --          --
Cumulative effect of change in
 accounting for income taxes............      --            (99.5)      --           --          --            --          --
Net income (loss).......................      (358.7)      (269.4)       (49.1)        95.4      285.8          341.8      161.3
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
PER SHARE OF COMMON STOCK (A)
Income (loss) before cumulative effects
 of accounting changes..................       (4.59)       (2.49)        (.78)        1.56       4.67           5.58       2.79
Cumulative effect of change in
 accounting for postretirement
 benefits...............................        (.56)      --           --           --          --            --          --
Cumulative effect of change in
 accounting for income taxes............      --            (1.40)      --           --          --            --          --
Net income (loss):
  Primary...............................       (5.15)       (3.89)        (.78)        1.56       4.67           5.58       2.79
  Fully diluted.........................       (5.15)       (3.89)        (.78)        1.56       4.67           5.58       2.65
Dividends and distributions paid........      --              .35          .71          .71        .70            .35        .25
Common stockholders' equity (end of
 year)..................................        6.91        13.91        22.12        24.34      22.50          17.73      12.40
Price range of common shares-N.Y.S.E.:
  High..................................       19.50        32.63        26.00        25.25      36.38          39.50      39.83
  Low...................................        6.38        12.50         9.00         8.13      22.13          20.67      15.33
Average common shares outstanding (in
 millions):
  Primary...............................        71.2         71.0         63.2         61.3       61.2           61.3       57.9
  Fully diluted.........................        71.2         71.0         63.2         61.3       61.2           61.3       60.9
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
FINANCIAL POSITION AT END OF YEAR
Current assets..........................  $  1,753.2   $  1,701.8   $  1,685.3   $  1,586.0   $1,687.0     $    865.7   $  737.4
Current liabilities.....................       943.5        944.8        914.8      1,146.5    1,072.6          408.3      334.9
Working capital.........................       809.7        757.0        770.5        439.5      614.4          457.4      402.5
Property, plant and equipment-net.......     3,386.4      3,703.2      3,520.2      3,364.0    2,977.9        1,276.0    1,300.0
Total assets............................     6,836.7      7,027.0      6,902.9      6,690.0    6,253.7        2,395.0    2,286.1
Long-term debt..........................     4,268.4      4,105.1      4,046.4      3,680.5    3,536.9          765.1    1,070.5
Deferred taxes..........................       470.6        685.2        263.9        262.7      185.6          140.3      120.4
Redeemable preferred stock..............        42.3         36.3         31.1         26.6       22.7         --            1.5
Minority interest (h)...................       234.5           .2          3.8          8.0        9.7             .3         .2
Stockholders' equity....................       607.1      1,102.7      1,537.5      1,460.5    1,347.6        1,063.6      740.3
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
ADDITIONAL INFORMATION
Paperboard, paper and market pulp:
  Produced (thousand short tons) (d)....       7,475        7,517        7,365        7,447      6,772          4,729      4,373
  Converted (thousand short tons) (d)...       4,354        4,373        4,228        4,241      3,930          3,344      2,998
Corrugated shipments (billion square
 feet) (d)..............................       52.48        51.67        49.18        47.16      41.56          34.47      32.09
Employees (end of year-in thousands)....        29.0         31.2         31.8         32.3       32.6           20.7       18.8
Capital expenditures....................  $    149.7   $    281.4   $    430.1   $    552.0   $  501.7     $    136.6   $  105.7
Net cash/funds provided by (used in)
 operating activities (e)...............  $   (212.7)  $     85.6   $    210.5   $    451.5   $  315.2     $    453.6   $  277.8
Working capital ratio...................       1.9/1        1.8/1        1.8/1        1.4/1      1.6/1          2.1/1      2.2/1
Percent long-term debt/total
 capitalization (f).....................        75.9%        69.2%        68.8%        67.7%      69.3%          38.9%      55.4%
Return on beginning common stockholders'
 equity (g).............................       (32.3%)      (11.1%)       (3.4%)        7.1%      26.9%          46.2%      41.8%
Pretax margin...........................        (9.2%)       (4.2%)        (.3%)        3.3%       9.0%          14.7%       8.8%
After tax margin........................        (7.1%)       (4.9%)        (.9%)        1.7%       5.4%           9.1%       5.0%
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------

(DOLLARS IN MILLIONS EXCEPT PER SHARE)     1986(B)        1985         1984       1983(B)
- ----------------------------------------  ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS
Net sales...............................  $2,032.3     $  1,229.1   $  1,244.4   $  655.8
Cost of products sold...................   1,564.6          944.1        924.9      526.0
Selling, general and administrative
 expenses...............................     241.2          157.0        147.6       83.4
Depreciation and amortization...........      92.3           67.8         64.4       34.2
Interest expense........................      85.3           63.3         59.3       24.9
Income (loss) before income taxes and
 cumulative effects of accounting
 changes................................      59.7            1.5         55.3       (8.3)
Provision (credit) for income taxes.....      24.3           (2.3)        21.7       (5.4)
Cumulative effect of change in
 accounting for postretirement
 benefits...............................     --            --           --          --
Cumulative effect of change in
 accounting for income taxes............     --            --           --          --
Net income (loss).......................      35.4            3.8         33.7       (2.9)
                                          ----------   ----------   ----------   ----------
PER SHARE OF COMMON STOCK (A)
Income (loss) before cumulative effects
 of accounting changes..................       .73            .09          .78       (.09)
Cumulative effect of change in
 accounting for postretirement
 benefits...............................     --            --           --          --
Cumulative effect of change in
 accounting for income taxes............     --            --           --          --
Net income (loss):
  Primary...............................       .73            .09          .78       (.09)
  Fully diluted.........................       .73            .09          .78       (.09)
Dividends and distributions paid........       .19            .19          .19        .19
Common stockholders' equity (end of
 year)..................................      9.92(c)        7.08         7.18       6.59
Price range of common shares-N.Y.S.E.:
  High..................................     20.00          13.17        14.42      15.00
  Low...................................     11.38           8.00         8.58       6.75
Average common shares outstanding (in
 millions):
  Primary...............................      48.8           42.3         43.1       33.8
  Fully diluted.........................      48.8           42.3         43.1       33.8
                                          ----------   ----------   ----------   ----------
FINANCIAL POSITION AT END OF YEAR
Current assets..........................  $  530.4     $    320.2   $    323.3   $  252.0
Current liabilities.....................     203.4          165.1        164.4      104.0
Working capital.........................     327.0          155.1        158.9      148.0
Property, plant and equipment-net.......     924.4          642.6        657.7      689.1
Total assets............................   1,523.6        1,010.3      1,006.7      968.2
Long-term debt..........................     767.0          493.3        482.8      548.2
Deferred taxes..........................      69.9           49.2         55.8       38.0
Redeemable preferred stock..............       1.5            8.0          8.5        7.6
Minority interest (h)...................     --            --           --          --
Stockholders' equity....................     481.8          294.7        295.1      270.3
                                          ----------   ----------   ----------   ----------
ADDITIONAL INFORMATION
Paperboard, paper and market pulp:
  Produced (thousand short tons) (d)....     3,154          2,168        2,236      1,194
  Converted (thousand short tons) (d)...     2,495          1,530        1,439        767
Corrugated shipments (billion square
 feet) (d)..............................     25.95          15.19        14.46       8.58
Employees (end of year-in thousands)....      15.5            9.4          9.0        8.9
Capital expenditures....................  $   63.3     $     47.1   $     41.9   $   21.0
Net cash/funds provided by (used in)
 operating activities (e)...............  $  160.7     $     68.4   $    116.9   $   26.5
Working capital ratio...................     2.6/1          1.9/1        2.0/1      2.4/1
Percent long-term debt/total
 capitalization (f).....................      58.1%          58.4%        57.3%      63.4%
Return on beginning common stockholders'
 equity (g).............................      10.2%           1.1%        11.9%      (2.6%)
Pretax margin...........................       2.9%            .1%         4.4%      (1.3%)
After tax margin........................       1.7%            .3%         2.7%       (.4%)
                                          ----------   ----------   ----------   ----------

- ---------
NOTES TO SELECTED FINANCIAL DATA

(a) Amounts per average common share and average common shares outstanding have been adjusted to reflect the 2 percent stock dividend in 1992, the 3-for-2 stock split in 1988 and the 2-for-1 stock split in 1987. The price range of common shares outstanding has been adjusted only to reflect the previously mentioned stock splits.

(b) The Company made major acquisitions in 1989, 1987, 1986 and 1983.

(c) For 1986, calculation assumes conversion of convertible preferred stock and convertible subordinated debentures which were converted/redeemed in 1987.

(d) Includes non-consolidated affiliates.

(e) In accordance with Statement of Financial Accounting Standards No. 95, "Statements of Cash Flows," the Company now discloses "Net cash provided by (used in) operating activities." For years prior to 1986, "Net funds provided by operations" are presented in this summary.

(f) Represents the percentage of long-term debt to the sum of long-term debt, stockholders' equity, redeemable preferred stock, minority interest and deferred taxes.

(g) 1993 and 1992 return on beginning common stockholders' equity calculated using the loss before cumulative effects of accounting changes.

(h) For 1993, includes the Company's 25.4 percent minority interest liability in the common shares of Stone-Consolidated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's major products are containerboard and corrugated containers, newsprint and market pulp. The markets for these products are highly competitive and sensitive to changes in industry capacity and cyclical changes in the economy that can significantly impact selling prices and the Company's profitability. In recent years, price changes have had a greater impact on the Company's sales and profitability than changes in sales volume. Although the Company had experienced declining product pricing in all of its product lines over the last several years, the Company believes that current market conditions may permit the Company to realize improved product pricing for most of its product lines during 1994. However, there is no assurance any such price increases will be achieved. (See "Financial Condition and Liquidity--Outlook.")

    As a result of the low average selling prices for the Company's products and interest costs as a result of its highly leveraged capital structure, the Company has incurred net losses in each of the last three years and will incur a net loss for the first quarter of 1994. Such net losses have significantly impaired the Company's liquidity and will continue to adversely affect the Company until significant product price improvement is achieved. In 1993, Management adopted a financial plan designed to enhance the Company's liquidity and increase its financial flexibility by satisfying amortization requirements under certain bank credit agreements of the Company and Stone Container (Canada) Inc. ("Stone Canada"). The Company completed portions of this financial plan during 1993 and in February of 1994. (See "Financial Condition and Liquidity" for further details.)

RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------
                                                          1993                 1992                 1991
                                                    -----------------   ------------------   ------------------
                                                             PERCENT              PERCENT              PERCENT
                                                              OF NET               OF NET               OF NET
(DOLLARS IN MILLIONS)                               AMOUNT    SALES     AMOUNT     SALES     AMOUNT     SALES
- --------------------------------------------------  ------   --------   -------   --------   -------   --------
Net sales.........................................  $5,060     100.0%   $ 5,521     100.0%   $ 5,384     100.0%
Cost of products sold.............................   4,223      83.5      4,474      81.0      4,287      79.6
Selling, general and administrative expenses......     512      10.1        544       9.9        523       9.7
Depreciation and amortization.....................     347       6.9        329       6.0        273       5.1
Equity (income) loss from affiliates..............      12        .2          5        .1         (1)    --
Other net operating (income) expense..............       5        .1         13        .2        (63)     (1.2)
                                                    ------   --------   -------   --------   -------   --------
Income (loss) from operations.....................     (39)      (.8)       156       2.8        365       6.8
Interest expense..................................    (427)     (8.4)      (386)     (6.9)      (397)     (7.4)
Other, net........................................      (1)    --             1     --            14        .3
                                                    ------   --------   -------   --------   -------   --------
Loss before income taxes and cumulative effects of
 accounting changes...............................    (467)     (9.2)      (229)     (4.1)       (18)      (.3)
Provision (credit) for income taxes...............    (148)     (2.9)       (59)     (1.0)        31        .6
                                                    ------   --------   -------   --------   -------   --------
Loss before cumulative effects of accounting
 changes..........................................    (319)     (6.3)      (170)     (3.1)       (49)      (.9)
Cumulative effect of change in accounting for
 postretirement benefits..........................     (40)      (.8)     --        --         --        --
Cumulative effect of change in accounting for
 income taxes.....................................    --       --           (99)     (1.8)     --        --
                                                    ------   --------   -------   --------   -------   --------
Net loss..........................................  $ (359)     (7.1)   $  (269)     (4.9)   $   (49)      (.9)
                                                    ------   --------   -------   --------   -------   --------
                                                    ------   --------   -------   --------   -------   --------

1993 COMPARED WITH 1992

    Net sales for 1993 were $5.1 billion, a decrease of 8.4 percent over 1992 net sales of $5.5 billion. Net sales decreased as a result of both reduced sales volume and lower average selling prices for most of the Company's products. In 1993, the Company incurred a loss before the cumulative effect of a change in the accounting for postretirement benefits other than pensions of $319 million, or $4.59 per common share. The Company adopted Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), effective January 1, 1993, and recorded a one-time, non-cash cumulative effect charge of $39.5 million net of income taxes or $.56 per common share, resulting in a net loss of $359 million or $5.15 per common share. In 1992, the Company incurred a loss before the cumulative effect of a change in the accounting for income taxes of $170 million, or $2.49 per common share. The adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective January 1, 1992, required a one-time, non-cash cumulative effect charge of $99.5 million, or $1.40 per common share, resulting in a net loss of $269 million or $3.89 per common share. The increase in the loss before the cumulative effects of accounting changes primarily resulted from lower average selling prices for most of the Company's products.

    The 1993 results included a $35.4 million pretax gain from the sale of the Company's 49 percent equity interest in Empaques de Carton Titan, S.A., ("Titan") and the favorable effect of a reduction in an accrual relating to a change in the Company's vacation pay policy. The earnings impact of these non-recurring items was partially offset by the writedown of the carrying values of certain Company assets. The 1993 results also reflect both an increase in interest expense, primarily associated with a reduction in capitalized interest caused by completion of capital projects, and foreign currency transaction losses of $11.8 million. The 1992 results included foreign currency transaction losses of $15.0 million and an $8.8 million pretax charge relating to the writedown of investments. The Company recorded an income tax benefit of $147.7 million in 1993 as compared with an income tax benefit of $59.4 million in 1992. The increase in the income tax benefit primarily reflects the tax effect associated with the increased pretax loss for 1993 over 1992. Additionally, deferred income taxes were provided for the retroactive increase in the U.S. federal income tax rate, which was more than offset by the effects of an enacted decrease in German and Canadian income tax rates. The Company's effective income tax rates for both years reflect the impact of non-deductible depreciation and amortization.

SEGMENT DATA

                                                                         YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                        1993                      1992
                                               ----------------------   ------------------------
                                                       INCOME (LOSS)              INCOME (LOSS)
                                                       BEFORE INCOME              BEFORE INCOME
                                                         TAXES AND                  TAXES AND                1991
                                                         CUMULATIVE                 CUMULATIVE     ------------------------
                                                        EFFECT OF AN               EFFECT OF AN              INCOME (LOSS)
                                                NET      ACCOUNTING       NET       ACCOUNTING       NET     BEFORE INCOME
(IN MILLIONS)                                  SALES       CHANGE        SALES        CHANGE        SALES        TAXES
- ---------------------------------------------  ------  --------------   -------   --------------   -------   --------------
Paperboard and paper packaging...............  $3,810  $         206    $ 4,186   $         322    $ 4,038   $         356
White paper and pulp.........................     965           (194)     1,078             (87)     1,116              84
Other........................................     331             37        303              12        275              (6)
Intersegment.................................     (46)            --        (46)             --        (45)             --
                                               ------         ------    -------          ------    -------           -----
                                                5,060             49      5,521             247      5,384             434
Interest expense.............................                   (427)                      (386)                      (398)
Foreign currency transaction gains
  (losses)...................................                    (12)                       (15)                         5
General corporate and miscellaneous (net)....                    (77)                       (75)                       (59)
                                               ------         ------    -------          ------    -------           -----
Total........................................  $5,060  $        (467)   $ 5,521   $        (229)   $ 5,384   $         (18)
                                               ------         ------    -------          ------    -------           -----
                                               ------         ------    -------          ------    -------           -----

SEGMENT AND PRODUCT LINE SALES DATA

                                                                                                    PERCENTAGE CHANGE
                                                                                       -------------------------------------------
                                                                                           1993 VS 1992           1992 VS 1991
                                                                  NET SALES            --------------------    -------------------
(DOLLARS  IN MILLIONS)                       YEAR ENDED  ---------------------------     SALES       SALES      SALES       SALES
DECEMBER 31,                                              1993      1992      1991      REVENUE     VOLUME     REVENUE     VOLUME
- -------------------------------------------------------  -------   -------   -------   ---------    -------    --------    -------
Paperboard and paper packaging:
  Corrugated containers................................  $ 2,155   $ 2,234   $ 2,094      (3.5)%       1.4%        6.7%       4.1%
  Paperboard and kraft paper...........................      901     1,032       996     (12.7)       (5.1)        3.6        1.3
  Paper bags and sacks.................................      579       634       677      (8.7)      (11.0)       (6.4)      (6.3)
  Folding cartons......................................       60       178       166     (66.3)       nm           7.2         .1
  Other................................................      115       108       105       6.5        nm           2.9       nm
                                                         -------   -------   -------
    Total paperboard and paper packaging...............    3,810     4,186     4,038      (9.0)       nm           3.7       nm
                                                         -------   -------   -------
White paper and pulp:
  Newsprint............................................      527       538       660      (2.0)         .8       (18.5)      (2.5)
  Market pulp..........................................      187       312       229     (40.0)       (8.4)       36.2       30.3
  Groundwood paper.....................................      243       219       227      11.0        19.4        (3.5)       9.8
  Other................................................        8         9     --        (11.1)       nm          nm         nm
                                                         -------   -------   -------
    Total white paper and pulp.........................      965     1,078     1,116     (10.5)       nm          (3.4)      nm
                                                         -------   -------   -------
Other..................................................      331       303       275       9.2        nm          10.2       nm
Intersegment...........................................      (46)      (46)      (45)    --           nm           2.2       nm
                                                         -------   -------   -------
    Total net sales....................................  $ 5,060   $ 5,521   $ 5,384      (8.4)       nm           2.5       nm
                                                         -------   -------   -------
                                                         -------   -------   -------

nm = not meaningful

    See Note 19 of the consolidated financial statements included in this report for additional segment information.

PAPERBOARD AND PAPER PACKAGING:

    The 1993 net sales for the paperboard and paper packaging segment  decreased
9.0 percent compared to 1992. This decrease was due in part to the exclusion of sales for the Company's European folding carton operations which in the early part of 1993 were merged into a joint venture and accordingly are now accounted for under the equity method of accounting. Sales from these operations were approximately $178 million in 1992. Sales for 1993 were approximately $60 million prior to the merger in May. Excluding the effect of the folding carton operations, 1993 net sales for the paperboard and paper packaging segment decreased 6.4 percent.

    Net sales of corrugated containers decreased 3.5 percent from 1992 primarily due to lower average selling prices in 1993 which more than offset a slight increase in sales volume. Net sales of paperboard decreased 11.9 percent from 1992 as a result of significantly lower average selling prices and declines in sales volume. Net sales of kraft paper decreased 28.0 percent from 1992 primarily due to reduced sales volume.

    Net sales for paper bags and sacks decreased from 1992 primarily due to lower sales volume and a decrease in average selling prices for retail paper bags which more than offset a modest increase in average selling prices for industrial paper bags.

    Operating income for the paperboard and paper packaging segment for 1993 decreased 35.9 percent from 1992 due to significantly lower operating margins, primarily resulting from the lower average selling prices for corrugated containers and containerboard. Operating income for this segment includes the previously mentioned $35.4 million pretax gain from the sale of Titan and a favorable effect of a reduction in an accrual resulting from a change in the Company's vacation policy. The earnings impact from these non-recurring items was partially offset by the writedowns of the carrying values of certain Company assets.

WHITE PAPER AND PULP:

    The 1993 net sales for the white paper and pulp segment decreased 10.5 percent, as significant sales declines for market pulp more than offset a sales increase for groundwood paper. The sales declines for market pulp were primarily attributable to significantly lower average selling prices which deteriorated further in 1993 from the low average selling prices of 1992. Reduced sales volume in 1993 also contributed to the lower market pulp sales. Newsprint sales declined slightly in 1993 compared to 1992, primarily as a result of unfavorable foreign exchange translation effects attributable to the stronger U.S. dollar, which more than offset the benefits of higher average selling prices and a slight volume increase. Net sales for groundwood paper increased 11 percent, primarily as a result of significant volume increases which more than offset the effects of slightly lower average selling prices.

    The operating loss for the white paper and pulp segment for 1993 increased significantly over 1992 due to reduced operating margins primarily resulting from the significantly lower average selling prices for market pulp. Slightly lower average selling prices for groundwood paper also contributed to the reduced earnings, although to a much lesser extent. While average selling prices for newsprint in 1993 improved over the depressed levels of 1992, (although such prices declined in the fourth quarter of 1993 and in the first quarter of 1994), and certain cost reductions have been implemented, the margins associated with such improvements have only partially offset the effects of the lower average selling prices for market pulp and groundwood paper.

OTHER:

    Net sales and operating income for the other segment increased over 1992 mainly due to improved demand and a reduced supply of timber available to the U.S. building industry. This resulted in increased sales volume and the realization of higher average selling prices for certain of the Company's lumber and wood products. However, shortages of timber available to be harvested due to environmental concerns in the Pacific Northwest continue to keep raw material costs high.

1992 COMPARED WITH 1991

    Net sales for 1992 were $5.5 billion, an increase of 2.5 percent over 1991 net sales of $5.4 billion. Net sales rose primarily as a result of increased sales volume, most of which was offset by reduced average selling prices for certain of the Company's products. In 1992, the Company incurred a loss before the cumulative effect of change in accounting for income taxes of $170 million, or $2.49 per common share, compared to a loss of $49 million, or $.78 per common share in 1991. The Company adopted SFAS 109, effective January 1, 1992, and recorded a one-time, non-cash cumulative effect charge of $99.5 million or $1.40 per common share. All per share amounts have been adjusted to reflect a 2 percent common stock dividend issued September 15, 1992. The increase in the loss before the cumulative effect of a change in accounting for income taxes primarily resulted from lower average selling prices for newsprint and groundwood paper in 1992 as compared with 1991. Additionally, continued low average selling prices for the majority of the Company's other products contributed to the net loss for 1992.

    The 1992  results  include  foreign currency  transaction  losses  of  $15.0 million  and  an  $8.8  million  pretax  charge  relating  to  the  writedown of investments. The 1991 results included non-recurring pretax gains of $59.3 million and foreign currency transaction gains of $4.9 million. The Company recorded an income tax benefit of $59.4 million in 1992 as compared with a $31.1 million income tax expense in 1991. This change primarily reflects the tax effect associated with the increased pretax loss for 1992 over 1991. The Company's effective income tax rates for both years reflect the impact of non-deductible depreciation and amortization, together with taxes payable by certain foreign subsidiaries at rates in excess of the U.S. statutory rate.

PAPERBOARD AND PAPER PACKAGING:

    The 1992 net sales for the paperboard and paper packaging segment  increased
3.7 percent as sales increases for corrugated containers, paperboard and folding cartons more than offset sales declines for kraft paper and paper bags and sacks.

    Net sales of corrugated containers increased 6.7 percent over 1991, primarily as a result of increased sales volume. Additionally, slightly higher average selling prices in 1992 contributed to this increase. However, such selling prices continued to remain at unsatisfactory levels.

    Net sales of paperboard increased over 1991 mainly as a result of modestly higher average selling prices. Such 1992 average paperboard selling prices were still, however, at unsatisfactory levels. Slight volume increases also contributed to the improved paperboard sales for 1992. Net sales of kraft paper decreased 9.3 percent from 1991, primarily due to reduced sales volume.

    Net sales of paper bags and sacks decreased from 1991 primarily due to lower sales volume and a decrease in average selling prices for retail paper bags.

    Operating income for the paperboard and paper packaging segment for 1992 decreased 9.5 percent, primarily as a result of the inclusion, in 1991, of a non-recurring pretax gain of $17.5 million from an involuntary conversion relating to a boiler explosion at the Company's Missoula, Montana linerboard mill. Excluding this 1991 non-recurring item, 1992 operating income for this segment would have decreased by 4.8 percent. This decrease is mainly attributable to reduced operating margins resulting from continued low average selling prices for the Company's paperboard and paper packaging products.

WHITE PAPER AND PULP:

    The 1992  net sales  for the  white  paper and  pulp segment  decreased  3.4 percent, as significant sales decreases for newsprint more than offset a significant sales increase for market pulp. The significant decrease in newsprint sales resulted primarily from lower average selling prices. Additionally, reduced volume associated with market-related downtime contributed to the lower sales of newsprint. Net sales for groundwood paper decreased slightly as lower average selling prices more than offset volume increases for this product. The increase in 1992 market pulp sales mainly resulted from volume increases associated with sales generated from the Stone Savannah River mill,
which   commenced  market  pulp  operations  in  the  fourth  quarter  of  1991.
Furthermore, while market pulp selling prices declined significantly in the fourth quarter of 1992, the Company realized modestly higher average selling prices for this product in 1992, as compared with the even more depressed average selling prices of 1991.

    Operating income for the white paper and pulp segment for 1992 decreased significantly from 1991, primarily due to reduced operating margins resulting from the significantly lower average selling prices for newsprint and groundwood paper. The 1991 results included a non-recurring pretax gain of $41.8 million resulting from the settlement and termination of a Canadian supply contract.

OTHER:

    Net sales and operating income for the other segment increased over 1991 mainly due to improved demand and a tighter supply of timber available to the U.S. building industry. This resulted in increased sales volume and the realization of higher average selling prices for certain of the Company's lumber and wood products. However, shortages of timber due to environmental concerns in the Pacific Northwest continued to keep raw material costs high.

FINANCIAL CONDITION AND LIQUIDITY

    The  Company's working capital ratio  was 1.9 to 1  at December 31, 1993 and
1.8 to 1 at December 31, 1992. The Company's long-term debt to total capitalization ratio was 75.9 percent at December 31, 1993 and 69.2 percent at December 31, 1992. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of certain consolidated affiliates which is non-recourse to the Company), deferred income taxes, redeemable preferred stock, minority interest and stockholders' equity.

    The Company and Stone-Canada, a wholly-owned subsidiary, have entered into bank credit agreements (collectively, the "Credit Agreements") consisting of (i) two term-loan facilities with outstanding borrowings in the aggregate of $877.7 million as of December 31, 1993, (ii) an additional term loan (the "Additional Term Loan") with outstanding borrowings of $292.9 million at December 31, 1993 and (iii) two revolving credit facilities with aggregate commitments of $315.8 million and total outstanding borrowings of $263.8 million at December 31, 1993. The Company is the borrower under one of the term loans, the Additional Term Loan and one of the revolving credit facilities (collectively, the "U.S. Credit Agreement") and Stone-Canada is the borrower under the other term loan and revolving credit facility. Proceeds of the Additional Term Loan borrowings were used solely to repay regularly scheduled amortization of term loans under the U.S. Credit Agreement. At December 31, 1993, the Company had unused borrowing availability of $52.0 million under the revolving credit facilities.

    On February 3, 1994, under the Company's $1 billion shelf registration, the Company sold $710 million principal amount of 9- 7/8 percent Senior Notes due February 1, 2001 and 16.5 million shares of common stock for an additional $251.6 million at $15.25 per common share. On February 17, 1993, the underwriters elected to exercise their option to sell an additional 2.47 million shares of common stock for an additional $37.7 million, also at $15.25 per common share (collectively, with the February 3, 1994 offering, the "Offerings"). The net proceeds from the Offerings of approximately $962 million were used to (i) prepay approximately $652 million of 1995, 1996 and 1997 required amortization under the Company's Credit Agreements, including the ratable amortization payment under the revolving credit facilities which had the effect of reducing the total commitments thereunder to approximately $168 million; (ii) redeem the Company's 13- 5/8 percent Subordinated Notes due 1995 at a price equal to par, approximately $98 million principal amount, plus accrued interest to the redemption date; (iii) repay approximately $136 million of the outstanding borrowings under the Company's revolving credit facilities without reducing the commitments thereunder; and (iv) provide liquidity in the form of cash. At March 14, 1994, the Company had borrowings outstanding under its term loans and Additional Term Loan of $467.5 million and $191.9 million, respectively. The Company had no outstanding borrowings under its revolving credit facilities at March 14, 1994 and had borrowing availability under its revolving credit facilities of $168.2 million at such date.

    The term loans (other than the Additional Term Loan) and the revolving credit facilities had weighted average interest rates during 1993 of 8.3 percent and 5.7 percent, respectively. The weighted average interest rate on the Additional Term Loan was 6.3 percent for the year ended 1993. The weighted average interest rates for certain borrowings under the Credit Agreements reflect the impact of interest rate swap and interest rate collar contracts which had the effect in 1993 of increasing the effective borrowing rates over the contractual rates provided for such facilities. These weighted average rates do not include the effects of the amortization of deferred debt issuance costs. At December 31, 1993, the Company was a party to an interest rate swap contract related to $150 million of U.S. term loan borrowings which had the effect of fixing the interest rate at approximately 12.9 percent. This swap expired on March 22, 1994. Refer to Note 10 of the consolidated financial statements, included in this report, for information relating to the Company's repayment obligations with respect to its borrowings outstanding under the Credit Agreements. See also "Outlook" included in this section.

    The Credit Agreements contain covenants that include, among other things, requirements to maintain certain financial tests and ratios (including a minimum current ratio, an indebtedness ratio, a minimum earnings before interest, taxes, depreciation and amortization test ("EBITDA") and a tangible net worth test) and certain restrictions and limitations, including those on capital expenditures, changes in control, payment of dividends, sales of assets, lease payments, investments, additional borrowings, mergers and purchases of stock and assets. The Credit Agreements also contain cross-default provisions relating to the non-recourse debt of its consolidated affiliate, Stone-Consolidated Corporation, and cross-acceleration provisions relating to the non-recourse debt of the consolidated affiliates, including Seminole Kraft Corporation ("Seminole") and Stone Savannah River Pulp & Paper Corporation ("Stone Savannah River"). Additionally, the Credit Agreements provide for mandatory prepayments from sales of certain assets, debt and equity financings and excess cash flows. These prepayments along with voluntary prepayments are to be applied ratably to reduce loan commitments under the Credit Agreements. The indebtedness under the Credit Agreements is secured by a substantial portion of the assets of the Company. See
Note 10 of the consolidated financial statements for additional information regarding the Credit Agreements.

    The Credit Agreements limit in certain specific circumstances any further investments by the Company in Stone-Consolidated Corporation, Seminole and Stone Savannah River. Stone Savannah River and Seminole have incurred substantial indebtedness in connection with project financings and are significantly leveraged. As of December 31, 1993, Stone Savannah River had $402.6 million in outstanding indebtedness (including $268.9 million in secured indebtedness owed to bank lenders) and Seminole had $161.0 million in outstanding indebtedness (including $120.6 million in secured indebtedness owed to bank lenders). Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations when a Violation is Waived by the Creditor," requires a company to reclassify long-term debt as current when a covenant violation has occurred at the balance sheet date or would have occurred absent a loan modification and it is probable that the borrower will not be able to comply with the same covenant at measurement dates that are within the next twelve months. In November 1993, Stone Savannah River received a waiver of its fixed-charges-coverage covenant requirement as of December 31, 1993 and March 31, 1994. Management has prepared projections that indicate that upon the expiration of the waiver Stone Savannah River will not be in compliance with this covenant as of June 30, September 30, and December 31, 1994. Consequently, approximately $237.9 million of Stone Savannah River debt that otherwise would have been classified as long-term, has been classified as current in the December 31, 1993 consolidated balance sheet. Stone Savannah River intends to seek, prior to June 10, 1994, appropriate financial covenant waivers or amendments from its bank group, although no assurance can be given that such waivers or amendments will be obtained. Any such failure to obtain covenant relief would result in a default under Stone Savannah River's credit agreement and other indebtedness and, if any such indebtedness were accelerated by the holders thereof, the lenders to the Company under the Credit Agreements and various other of the Company's debt instruments will be entitled to accelerate the indebtedness owed by the Company.

    The Company has entered into separate output purchase agreements with each of these subsidiaries which require the Company to purchase Seminole's linerboard production at fixed prices until no later than September 1, 1994 and Stone Savannah River's linerboard and market pulp production at fixed prices until December 1994 and November 1995, respectively. After such dates, the Company is required to purchase the respective production at market prices for the remaining terms of these agreements. While the fixed prices in effect at December 31, 1993 were higher than market prices at such date, the price differentials have not had, nor are they expected to have, a significant impact on the Company's results of operations or financial position. However, at the time that the fixed price provisions of the output purchase agreements terminate, such subsidiaries may need to undertake additional measures to meet their debt service requirements, including obtaining additional sources of funds, postponing or restructuring of debt service payments or refinancing the indebtedness. In the event that such measures are required and are not successful, and such indebtedness is accelerated by the respective lenders to Stone Savannah River or Seminole, the lenders to the Company under the Credit Agreements and various other of its debt instruments would be entitled to accelerate the indebtedness owed by the Company.

    The Company and its bank group have amended the Company's Credit Agreements several times during the past three years. Such amendments provided among other things, greater financial flexibility and/or relief from certain financial covenants. In some instances, certain restrictions and limitations applicable to the Credit Agreements were tightened.

    The most recent amendment, which was executed in February of 1994 and became effective upon the completion of the Offerings, provided, among other things, for the following:

    (i) Permitted the Company to apply up to $200 million of net proceeds from the Offerings, which increased liquidity, as repayment of borrowings under the revolving credit facilities of the Credit Agreements without reducing the commitments thereunder and to the extent no balance was outstanding under the revolving credit facilities, permitted the Company to retain the balance of such $200 million of proceeds in cash.

    (ii) Permitted the Company to redeem the Company's 13- 5/8 percent Subordinated Notes maturing on June 1, 1995, from the proceeds received from the Offerings at a price equal to par, approximately $98 million principal amount, plus accrued interest to the redemption date.

    (iii) Amended the required levels of EBITDA, (as defined in the Credit Agreements), for certain specified periods to the following:

PERIODS                                                 EBITDA
- --------------------------------------------------  --------------
For the three months ended March 31, 1994.........  $ 20 million
For the six months ended June 30, 1994............  $ 55 million
For the nine months ended September 30, 1994......  $111 million
For the twelve months ended December 31, 1994.....  $180 million
For the twelve months ended March 31, 1995........  $226 million

       The required level of EBITDA is scheduled to increase for each rolling four quarter period thereafter until December 31, 1996, when the EBITDA for the twelve months ended December 31, 1996 is required to be $822 million.

    (iv) Reset to zero as of January 1, 1994, the dividend pool under the Credit Agreements which permits payment of dividends on the Company's capital stock and modifies the components used in calculating the ongoing balance in the dividend pool. Effective January 1, 1994, dividend payments on the Company's common stock and on certain preferred stock issues cannot exceed the sum of (i) 75 percent of the consolidated net income, (as defined in the Credit Agreements), of the Company from January 1, 1994 to the date of payment of such dividends minus (ii) 100 percent of the consolidated net loss, (as defined in the Credit Agreements), of the Company from January 1, 1994 to the date of payment of such dividends, plus (iii) 100 percent of any net cash proceeds from sales of common stock or certain preferred stock of the Company from January 1, 1994 to any date of payment of such dividends (excluding the proceeds from the Offerings for which no dividend credit was received by the Company). Additionally, restrictions with respect to dividends on the Series E Cumulative Preferred Stock now mirror the dividend restrictions in the Company's Senior Subordinated Indenture dated as of March 15, 1992.

    (v) Replaced the existing cross-default provisions relating to obligations of $10 million or more of the Company's separately financed subsidiaries, Seminole and Stone Savannah River, with cross-acceleration provisions.

    (vi) Replaced the current prohibition of investments in Stone Venepal Consolidated Pulp Inc. with restrictions substantially similar to the restrictions applicable to the Company's subsidiaries, Stone Savannah River and Seminole.

    (vii) Maintains the monthly indebtedness ratio requirement, as defined in the Credit Agreements, to be no higher than: 81.5 percent as of the end of each month from December 31, 1993 and ending prior to March 31, 1995 and 81 percent as of the end of each month from March 31, 1995 and ending prior to June 30, 1995. The indebtedness ratio requirement is scheduled to periodically decrease thereafter (from 80 percent on June 30, 1995) until February 28, 1997, when the ratio limitation is required to be 68 percent.

    (viii) Maintains the Consolidated Tangible Net Worth (CTNW), (as defined in the Credit Agreements), to be equal to or greater than 50 percent of the highest CTNW for any quarter since the inception of the Credit Agreements.

    Additionally, at various times during the year, the Company amended and restated its Credit Agreements which provided, among other things, to (i) extend the maturity of the revolving credit facilities from March 1, 1994 to March 1,

1997 and reduce over a three-year period the revolving loan commitments; (ii) revise various financial covenants to provide greater financial flexibility to the Company; (iii) permit the Company to retain 25 percent of the net proceeds from future sales of equity securities (which could be used to reduce revolving credit borrowings without reducing the commitments thereunder); and (iv) permit the Company to retain 50 percent (maximum $100 million in the aggregate) of the net proceeds from any sale or disposition of its investment in certain joint ventures or unconsolidated subsidiaries (which could be used to reduce revolving credit borrowings without reducing the commitments thereunder). As part of these amendments, the Company agreed (i) to pay certain fees and higher interest rate margins and (ii) to mortgage or pledge additional collateral including a pledge of the Stone-Consolidated common stock owned by the Company.

    There can be no assurance that the Company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of its Credit Agreements. Failure to achieve or maintain compliance with such financial ratio tests or other requirements under the Credit Agreements, in the absence of a waiver or amendment, would result in an event of default and could lead to the acceleration of the obligations under the Credit Agreements. The Company has successfully sought and received waivers and amendments to its Credit Agreements on various occasions since entering into the Credit Agreements. If further waivers or amendments are requested by the Company, there can be no assurance that the Company's bank lenders will again grant such requests. The failure to obtain any such waivers or amendments would reduce the Company's flexibility to respond to adverse industry conditions and could have a material adverse effect on the Company.

OUTLOOK:

    Due to industry conditions during the past few years and interest costs as a result of the Company's highly leveraged capital structure, the Company has incurred net losses in each of the last three years and the Company will incur a net loss for the first quarter of 1994. Such net losses have significantly impaired the Company's liquidity and available sources of liquidity and will continue to adversely affect the Company until significant product price improvement is achieved.

    The Company's containerboard and corrugated container product lines, which represent a substantial portion of the Company's net sales, have generally experienced pricing pressures during the past three years. Recently, however, the Company has implemented a $25 per ton price increase for containerboard, which had been announced for the fourth quarter of 1993. This increase did not, however, restore prices for containerboard to the levels at the beginning of 1993. As a result of a further strengthening in demand, the Company announced and began implementing another price increase of $30 per ton for containerboard effective March 1, 1994. While the Company currently believes that it will implement this most recent price increase during the first half of 1994, there can be no assurance it will occur. In addition, price increases for corrugated containers were effected during the fourth quarter of 1993 and the first quarter of 1994. These recent price increases achieved in corrugated containers represent restoration of prices to prior levels realized during 1993. While there can be no assurance that prices will continue to increase or even be maintained at present levels, the Company believes that the supply/demand characteristics for containerboard and corrugated containers are improving which could allow for further price restorations for these product lines.

    Pricing conditions for newsprint, groundwood paper and market pulp have been volatile in recent years. Additions to industry-wide capacity and declines in demand for such products during the past three years led to supply/ demand imbalances that have contributed to depressed prices for these products. While the Company at certain times in 1993 realized modest price improvements for newsprint, average selling prices declined in the fourth quarter of 1993 and in the first quarter of 1994 and continue to remain low. In 1993, the Company attempted to balance supply and demand by taking downtime at selected production facilities. Independently, other industry participants also took downtime at their various facilities. Such downtime helped to reduce industry inventory levels and the Company recently announced a $47.95 per metric ton price increase for newsprint effective March 1, 1994. There can be no assurance that this price increase will be achieved. Other major North American producers have announced similar price increases.

    Also as a result of improvements in industry supply/demand characteristics, the Company announced price increases for its various grades of market pulp effective January 1, 1994 and March 1, 1994 which increased the transaction price of market pulp by a least $90 per metric ton. While other producers have announced similar price increases for market pulp, due to significant worldwide competition in this product line, there can be no assurance that such price increases will be achieved as scheduled.

    The Company improved its liquidity and financial flexibility through the completion of the Offerings in February of 1994. At March 14, 1994, the Company had borrowing availability of $168.2 million under its revolving credit facilities.

Notwithstanding these improvements in the Company's liquidity and financial flexibility, unless the Company achieves substantial price increases beyond year-end levels, the Company will continue to incur net losses and negative cash flows from operating activities. Without such sustained substantial price increases, the Company may exhaust all or substantially all of its cash resources and borrowing availability under the revolving credit facilities. In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, sales of assets, the deferral of certain capital expenditures, obtaining additional sources of funds or pursuing the possible restructuring of its indebtedness. There can be no assurance that such measures, if required, would generate the liquidity required by the Company to operate its business and service its indebtedness. As currently scheduled, beginning in 1996 and continuing thereafter, the Company will be required to make significant amortization payments on its indebtedness which will require the Company to raise sufficient funds from operations or other sources or refinance or restructure maturing indebtedness. No assurance can be given that the Company will be able to generate or raise such funds.

    The Company, as part of its financial plan, had intended to sell an energy supply agreement related to its Florence, South Carolina mill. Even though a sale is still being investigated by the Company, the Company is no longer pursuing the original transaction; however, the Company is currently investigating alternative transactions.

CASH FLOWS FROM OPERATIONS:

    The following table shows, for the last three years, the net cash provided by (used in) operating activities:

(IN MILLIONS)                                                                          1993        1992      1991
- -----------------------------------------------------------------------------------  ---------   ---------   -----
Net loss...........................................................................  $(359)      $(269)      $ (49)
Cumulative effect of change in accounting for postretirement benefits..............     39        --          --
Cumulative effect of change in accounting for income taxes.........................   --            99        --
Depreciation and amortization......................................................    347         329         274
Deferred taxes.....................................................................   (134)        (67)         22
Payment on settlement of interest rate swaps.......................................    (33)       --          --
Decrease (increase) in accounts and notes receivable--net..........................     45         (67)         33
Decrease (increase) in inventories.................................................     29          11         (60)
Decrease (increase) in other current assets........................................     (9)          9         (75)
Increase (decrease) in accounts payable and other current liabilities..............    (60)        (35)         59
Other..............................................................................    (78)(a)      76(b)        7
                                                                                     ---------   ---------   -----
Net cash provided by (used in) operating activities................................  $(213)      $  86       $ 211
                                                                                     ---------   ---------   -----
                                                                                     ---------   ---------   -----

- ---------
(a) Includes debt issuance costs of $84 million and an adjustment to remove the effect of a $35 million gain from the sale of the Company's 49 percent equity interest in Titan, partially offset by adjustments to remove the effects of amortization of deferred debt issuance costs and a non-cash charge of $19 million pertaining to the writedown of certain decommissioned assets.
(b) Includes $54 million of cash received from the sale of an energy contract in October 1992.

    The results of operations for 1991 through 1993 have had a significant adverse impact on the Company's cash flow. Borrowings in 1991, 1992 and 1993 have increased to meet cash flow needs.

    During 1993, the Company entered into various financing and investing activities designed to provide liquidity and enhance financial flexibility. See "Financing activities" and "Investing activities."

    The 1993 decrease in accounts and notes receivable reflects the timing of receivable collections, lower average selling prices for a majority of the Company's products and the writedown of certain receivables to net realizable value. The increase in accounts and notes receivable for 1992 reflect an increase in sales volume for certain of the Company's products during the latter part of 1992 over 1991 and the timing of receivable collections resulting from the continued slow recovery of the economy.

    Inventories decreased in 1993 due primarily to a reduction in certain paperstock and newsprint levels, partially attributable to market related downtime. The decrease in inventories for 1992 resulted mainly from reductions in certain paperstock levels due to increased sales volume during the latter part of 1992 and market-related downtime.

    The 1992 decrease in other current assets resulted mainly from the collection of $43 million of cash related to the 1991 settlement and termination of a Canadian supply contract.

    The decreases in accounts payable and other current liabilities for 1993 and 1992 were due primarily to the timing of payments.

FINANCING ACTIVITIES:

    The following summarizes the Company's significant financing activities in 1993:

    - During 1993, outstanding borrowings under the Company's revolving credit facilities increased approximately $6.8 million. The net increase takes into account the financial transactions discussed below and those transactions discussed in the "Investing activities" section following. Borrowings and payments made on debt as presented in the Statement of Cash Flows does not take into account certain repayments and subsequent reborrowings under the revolving credit facilities which occurred as a result of these transactions.

    - In December 1993, Stone-Consolidated Corporation ("Stone-Consolidated"), a newly created Canadian subsidiary, acquired the newsprint and uncoated groundwood papers business of Stone Container (Canada) Inc. ("Stone-Canada") (formerly Stone-Consolidated Inc.) and sold $346.5 million of units in an initial public offering comprised of both common stock and convertible subordinated debentures (the "Units Offering"). Each unit was priced at $2,100 and consisted of 100 shares of common stock at $10.50 per share and $1,050 principal amount of convertible subordinated debentures. The convertible subordinated debentures mature December 31, 2003, bear interest at an annual rate of 8 percent and are convertible beginning June 30, 1994, into 6.211 shares of common stock for each Canadian $100 principal amount, representing a conversion price of $12.08 per share. Concurrent with the initial public offering, Stone-Consolidated sold $225 million of senior secured notes in a public offering in the United States. The senior secured notes mature December 15, 2000 and bear interest at an annual rate of 10.25 percent.

      As a result of the Units Offering, 16.5 million shares of common stock, representing 25.4 percent of the total shares outstanding of Stone-Consolidated, were sold to the public, resulting in the recording in the Company's Consolidated Balance Sheet of a minority interest liability of $236.7 million.

      The Company used approximately $373 million of the net proceeds from the sale of the Stone-Consolidated securities for repayment of commitments under its Credit Agreements and the remainder for general corporate purposes. As a result of the Units Offering, the Company recorded a charge of $74.4 million to common stock related to the excess carrying value per common share over the offering price per common share associated with the shares issued.

    - In December 1993, the Company sold two of its short-line railroads in a transaction in which the Company has guaranteed to contract minimum railroad services which will provide freight revenues to the railroads over a 10 year period. The transaction has been accounted for as a financing and accordingly, had no impact on the Company's 1993 net loss. The Company received proceeds of approximately $28 million, of which approximately $19 million was used to repay commitments under the Credit Agreements.

    - In the fourth quarter of 1993, the Company sold, prior to their expiration date, certain of the U.S. dollar denominated interest rate and cross currency swaps associated with the Credit Agreement borrowings of Stone-Canada. The net proceeds totaled approximately $34.9 million, the substantial portion of which was used to repay borrowings under the revolving credit facilities of the Credit Agreements, thereby restoring borrowing availability thereunder. The sale of the swaps resulted in a deferred loss which will be amortized over the remaining life of the underlying obligation.

    - In July 1993, the Company sold $150 million principal amount of 12- 5/8 percent Senior Notes due July 15, 1998 and, in a private transaction, sold $250 million principal amount of 8- 7/8 percent Convertible Senior Subordinated Notes due July 15, 2000. The Company filed a shelf registration statement declared effective August 13, 1993 registering the 8- 7/8 percent Convertible Senior Subordinated Notes for resale by the holders thereof. The net proceeds of approximately $386 million received from the sales of these notes were used by the Company to repay borrowings without reducing commitments under the revolving credit facilities of its Credit Agreements, thereby restoring borrowing availability thereunder.

INVESTING ACTIVITIES:

    The  following   summarizes  the   Company's  significant   1993   investing
activities:

    - The Company sold its 49 percent equity interest in Titan. The net proceeds were used to repay commitments under the Credit Agreements and for repayment of borrowings under its revolving credit facilities without reducing commitments, thereunder.

    - During 1993, the Company increased its ownership in the common stock of Stone Savannah River from 90.2 percent to 92.8 percent through the purchase of an additional 6,152 common shares and through the receipt of Series D Preferred Stock as a dividend in kind on Stone Savannah River's Series B Preferred Stock and the election of its right to convert the Series D Preferred Stock into 198,438 common shares.

    - On May 6, 1993, the Company's wholly-owned German subsidiary, Europa Carton A.G., ("Europa Carton"), completed a joint venture with Financiere Carton Papier (FCP), a French company, to merge the folding carton operations of Europa Carton with those of FCP ("FCP Group"). Under the joint venture, FCP Group is owned equally by Europa Carton and the shareholders of FCP immediately prior to the merger. The Company's investment in the joint venture is being accounted for under the equity method of accounting.

    - Capital expenditures for 1993 totaled approximately $150 million (including capitalized interest of approximately $9 million), of which approximately $15 million was funded from existing project financings. The Company's capital expenditures for 1994 are budgeted at approximately $190 million.

ENVIRONMENTAL ISSUES:

    The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has in the past made significant capital expenditures to comply with water, air and solid and hazardous waste regulations and expects to make significant expenditures in the future. Capital expenditures for environmental control equipment and facilities were approximately $28 million in 1993 and the Company anticipates that 1994 and 1995 environmental capital expenditures will approximate $71 million and $96 million, respectively. Included in these amounts are capital expenditures for Stone-Consolidated which were approximately $5 million in 1993 and are anticipated to approximate $36 million in 1994 and $64 million in 1995. Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments which cannot be predicted at this time, the Company anticipates that these costs are likely to increase as environmental regulations become more stringent. Environmental control expenditures include projects which, in addition to meeting environmental concerns, yield certain benefits to the Company in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation) represent ongoing costs to the Company. On December 17, 1993, the Environmental Protection Agency proposed regulations under the Clean Air Act and the Clean Water Act for the pulp and paper industry which, if and when implemented, would affect directly a number of the Company's facilities. Since the regulations have only recently been proposed, the Company is currently unable to estimate the nature or level of future expenditures that may be required to comply with such regulations if the proposed regulations become final in some form. In addition, the Company is from time to time subject to litigation and governmental proceedings regarding environmental matters in which injunctive and/or monetary relief is sought.

    The Company has been named as a potentially responsible party ("PRP") at a number of sites which are the subject of remedial activity under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") or comparable state laws. Although the Company is subject to joint and several liability imposed under Superfund, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Future environmental regulations, including the December 17, 1993 regulations, may have an unpredictable adverse effect on the Company's operations and earnings, but they are not expected to adversely affect the Company's competitive position.

COMMON AND SERIES E CUMULATIVE PREFERRED STOCK--CASH DIVIDENDS, MARKET AND PRICE RANGE

    Due to limitations and restrictions imposed upon the Company under the Credit Agreements, the Company did not declare or pay a cash dividend on its shares of common stock during 1993 or in the third and fourth quarter of 1992. Cash dividends paid per common share were $.35 for 1992 and $.71 for 1991. Cash dividends paid per share on the Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock") were $.875 for 1993 and $1.28 for 1992. Due to a restrictive provision in the Senior Subordinated Indenture dated March 15, 1992 (the "Senior Subordinated Indenture") relating to the Company's 10- 3/4 percent Senior Subordinated Notes due June 15, 1997, its 11 percent Senior Subordinated Notes due August 15, 1999 and its 10- 3/4 percent Senior Subordinated Debentures due April 1, 2002, the Board of Directors did not declare the scheduled August 15, 1993 or November 15, 1993 quarterly dividend of $.4375 per share on the Series E Cumulative Preferred Stock, nor was it permitted to declare or pay future dividends on the Series E Cumulative Preferred Stock until the Company generated income, or effected certain sales of capital stock, to replenish the dividend "pool" under various of its debt instruments. As of December 31, 1993, accumulated dividends on the Series E Cumulative Preferred Stock amounted to $4.0 million.

    As   a  result  of  the  Offerings,  the  dividend  pool  under  the  Senior
Subordinated Indenture was replenished from the sale of the common shares. Pursuant to the most recent amendment to the Company's Credit Agreements, the Company will be able, to the extent declared by the Board of Directors, to pay dividends on the Series E Cumulative Preferred Stock to the extent permitted under the Senior Subordinated Indenture. In the event the Company does not pay a dividend on the Series E Cumulative Preferred Stock for six quarters, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment.

    The Company's Common Stock and Series E Cumulative Preferred Stock are traded on the New York Stock Exchange under the symbols "STO" and "STOPRE", respectively. The quarterly and annual price ranges for the Company's Common Stock and the Company's Series E Cumulative Preferred Stock were:

                                                              COMMON STOCK
                                                     ------------------------------
                                                          1993            1992
                                                     --------------  --------------
Quarter                                               High    Low     High    Low
- ---------------------------------------------------  ------  ------  ------  ------
1st................................................  $19.50  $12.63  $32.63  $24.50
2nd................................................   14.00    6.38   29.38   22.50
3rd................................................    9.25    6.50   25.38   14.38
4th................................................   12.38    6.88   19.50   12.50
Year...............................................   19.50    6.38   32.63   12.50
                                                     ------  ------  ------  ------

                                                          SERIES E CUMULATIVE
                                                            PREFERRED STOCK
                                                     ------------------------------

                                                          1993            1992
                                                     --------------  --------------
Quarter                                               High    Low     High    Low
- ---------------------------------------------------  ------  ------  ------  ------
1st................................................  $20.50  $17.50  $26.75  $23.75
2nd................................................   19.00   10.50   26.50   22.50
3rd................................................   17.63    8.75   24.38   18.00
4th................................................   15.75    9.63   20.50   16.88
Year...............................................   20.50    8.75   26.75   16.88
                                                     ------  ------  ------  ------

    The 1992 amounts set forth in the table above have not been restated to reflect the 2 percent common stock dividend paid by the Company on September 15, 1992. There were approximately 7,032 common stockholders and 535 preferred stockholders of record at December 31, 1993.

ACCOUNTING STANDARDS CHANGES

    In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), which requires accrual accounting for the estimated costs of providing certain benefits to former or inactive employees and the employees' beneficiaries and dependents after employment but before retirement. The Company intends to adopt SFAS 112 by recognizing the catch-up obligation for its worldwide operations as a cumulative effect of an accounting change effective January 1, 1994 in the 1994 first quarter Statement of Operations. The one-time, non-cash charge will be approximately $14 million, net of income taxes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Registrant's financial statements required by Item 8, together with the report thereon of the Independent Accountants dated March 23, 1994 are set forth on pages 32-65 of this report. The financial statement schedules listed under
Item 14(a)2, together with the report thereon of the Independent Accountants dated March 23, 1994 are set forth on pages 66-71 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the Registrant's Directors and Executive Officers is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1994, for the Annual Meeting of Stockholders scheduled May 10, 1994, under the captions, "Directors -- Nominees for Directors," "Directors -- Information as to Directors and Executive Officers" and "Directors -- Certain Transactions."

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to the Registrant's executive compensation is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1994, for the Annual Meeting of Stockholders scheduled May 10, 1994, under the caption "Compensation," excluding the section thereunder entitled "Compensation Committee Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    Information relating to certain beneficial ownership of the Registrant's common stock is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1994, for the Annual Meeting of Stockholders scheduled May 10, 1994, under the captions "Directors -- Nominees for Directors" and "Security Ownership by Certain Beneficial Owners and Management--Security Ownership by Certain Beneficial Owners."

                      (B) SECURITY OWNERSHIP OF MANAGEMENT

    Information relating to ownership of the Registrant's equity securities by Directors and Executive Officers is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1994, for the Annual Meeting of Stockholders scheduled May 10, 1994, under the captions "Directors -- Nominees for Directors" and "Security Ownership by Certain Beneficial Owners and Management--Security Ownership by Management."

                             (C) CHANGES IN CONTROL

    The Registrant knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information related to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1994, for the Annual Meeting of Stockholders scheduled May 10, 1994, under the caption "Directors -- Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                   (A) DOCUMENTS FILED AS PART OF THIS REPORT

        1. FINANCIAL STATEMENTS. The Registrant's financial statements, for the year ended December 31, 1993, together with the Report of Independent Accountants are set forth on pages 32-65 of this report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the Financial Statements included in this report. Separate financial statements of 50 percent or less owned persons accounted for by the equity method have been omitted because they would not constitute a significant subsidiary.

        2.   SUPPLEMENTAL FINANCIAL INFORMATION.   The following are included in
    Part IV of this report for each of the years ended December 31, 1993, 1992 and 1991 as applicable:

                                                                                                           Page
                                                                                                           -----
Report of Independent Accountants on Supplemental Financial Information...............................          66
Property, Plant and Equipment (Schedule V)............................................................          68
Accumulated Depreciation and Amortization of Property, Plant and Equipment
 (Schedule VI)........................................................................................          69
Valuation and Qualifying Accounts and Reserves (Schedule VIII)........................................          70
Short-term Borrowings (Schedule IX)...................................................................          70
Supplementary Income Statement Information (Schedule X)...............................................          70
Summarized Financial Information-Stone Southwest, Inc.................................................          71

    Financial statement schedules not included in this report have been omitted, either because they are not applicable or because the required information is shown in the financial statements or notes thereto, included in this report. At December 31, 1993, the Company had outstanding loans receivable of $275,000 and $250,000, respectively, to James Doughan, Executive Vice President of the Company and President and Chief Executive Officer of Stone-Consolidated, and to James B. Heider, Senior Vice President and General Manager, Containerboard and Paper Division. Such loans bear no interest and are repayable on demand pursuant to request by the Company.

        3.    EXHIBITS.   The  exhibits  required to  be  filed by  Item  601 of
    Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

                            (B) REPORTS ON FORM 8-K

    A Report on Form 8-K dated October 15, 1993 was filed reporting under Item 5--Other Events, that the Company amended its Credit Agreement as of September 15, 1993, which amendment was filed as an exhibit to the Report on Form 8-K.

    A Report on Form  8-K dated January  3, 1994 was  filed reporting (i)  under
Item 2--Acquisition or Disposition of Assets, that Stone-Consolidated Corporation, an indirect Canadian subsidiary of the Company, sold in Canada in an initial public offering both common stock and convertible subordinated debentures and concurrently sold in the United States senior secured notes and;
(ii) under Item 5--Other Events, that the Company and its bank group entered into an Amended and Restated Credit Agreement effective December 17, 1993 (the "Third Restated Credit Agreement").

    A Report on Form 8-K dated January 5, 1994 was filed reporting under Item 5--Other Events, with respect to certain amendments to the Credit Agreements and disclosure relating to the Offerings, and other recent developments.

    A Report on Form 8-K dated January 24, 1994 was filed reporting under Item 5--Other Events, that (i) the Company issued a press release on February 3, 1994 announcing its financial results for the fourth quarter of 1993 and for the year ended December 31, 1993 and the recent developments concerning the Company's issuance of common stock and senior unsecured notes and (ii) the Company amended and received a waiver to its Credit Agreements as of January 24, 1994.

                                  (C) EXHIBITS

        2(a)  Asset Acquisition Agreement dated December 17, 1993 between Stone-Consolidated Inc. (now Stone
              Container  (Canada)  Inc.)  and  Stone-Consolidated  Corporation  and  intervened  to  by  the
              Registrant, filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated January 3,
              1994, is hereby incorporated by reference.
        3(a)  Certificate of Incorporation  of the  Registrant, as  amended, filed  as Exhibit  4(a) to  the
              Registrant's  Registration Statement on Form S-8, Registration Number 33-33784, filed March 9,
              1990, is hereby incorporated by reference.
        3(b)  Certificate of Amendment to Certificate of Incorporation of the Registrant dated May 11, 1993, filed as Exhibit  4(e) to the  Registrant's Registration Statement  on Form S-3,  Registration
              Number 33-66086, filed on July 15, 1993, is hereby incorporated by reference.
        3(c)  Certificate  of Increase of Series D Junior  Participating Preferred Stock dated July 1, 1993, filed as Exhibit  4(f) to the  Registrant's Registration Statement  on Form S-3,  Registration
              Number 33-66086, filed on July 15, 1993, is hereby incorporated by reference.
        3(d)  Certificate  of Elimination of Series B Convertible  Preferred Stock dated July 7, 1993, filed as Exhibit 4(g) to  the Registrant's Registration Statement  on Form S-3, Registration  Number
              33-66086, filed on July 15, 1993, is hereby incorporated by reference.
        3(e)  By-laws of the Registrant, as amended, filed as Exhibit 3(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, are hereby incorporated by reference.
        3(f)  Certificate  of Designation for  the Series D  Junior Participating Preferred  Stock, filed as
              Exhibit 3(b) to the Registrant's  Annual Report on Form 10-K  for the year ended December  31,
              1991, is hereby incorporated by reference.
        3(g)  Certificate  of  Designation  for  the  $1.75  Series  E  Cumulative  Convertible Exchangeable
              Preferred Stock, filed as Exhibit 3(c) to the Registrant's Annual Report on Form 10-K for  the
              year ended December 31, 1991, is hereby incorporated by reference.
        3(h)  Certificate  of Designation  for the  Series F  Cumulative Convertible  Exchangeable Preferred
              Stock, filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the  quarter ended September 30, 1992, is hereby incorporated by reference.
        4(a)  Specimen  certificate representing Common Stock, $.01 par  value, filed as Exhibit 4(a) to the
              Registrant's Annual  Report on  Form 10-K  for the  year ended  December 31,  1987, is  hereby incorporated by reference.
        4(b)  Specimen  certificate  representing the  $1.75  Series E  Cumulative  Convertible Exchangeable
              Preferred Stock, filed as Exhibit 4(g) to the Registrant's Registration Statement on Form S-3,
              Registration Number 33-45374, filed February 6, 1992, is hereby incorporated by reference.
        4(c)  Rights Agreement, dated as  of July 25,  1988, between the Registrant  and The First  National
              Bank  of Chicago, filed  as Exhibit 1 to  the Registrant's Registration  Statement on Form 8-A
              dated July 27, 1988, is hereby incorporated by reference.
        4(d)  Amendment to Rights Agreement, dated as of July 23, 1990, between the Registrant and The First
              National Bank of Chicago, filed as Exhibit 1A to the Registrant's Form 8 dated August 2,  1990 amending  the Registrant's Registration Statement  on Form 8-A dated  July 27, 1988, is hereby incorporated by reference.

        4(e)  Credit Agreement, dated as of March 1, 1989 (the "Canadian Term Loan Agreement"), among  Stone
              Container  Corporation of Canada (now Stone Container (Canada) Inc.), the Banks named therein,
              Bankers Trust Company,  as agent  for such Banks,  and Citibank,  N.A., Manufacturers  Hanover
              Trust  Company (now Chemical  Bank) and The First  National Bank of  Chicago, as co-agents for such Banks, filed as Exhibit 28(b) to the Registrant's Current Report on Form 8-K dated  March
              2, 1989, filed on March 17, 1989, is hereby incorporated by reference.
        4(f)  Revolving  Credit Agreement, dated as of March  1, 1989 (the "Canadian Revolver"), among Stone
              Container Acquisition  Corporation  (now  Stone  Container (Canada)  Inc.),  the  Banks  named therein,  BT Bank of Canada, as administrative agent  for such Banks, The Bank of Nova Scotia, as payment agent  for such  Banks, and  Bankers Trust Company,  as collateral  agent for  such
              Banks,  filed as Exhibit 28(d) to  the Registrant's Current Report on  Form 8-K dated March 2,
              1989, filed on March 17, 1989, is hereby incorporated by reference.
        4(g)  Third Amended and Restated U.S. Credit Agreement, dated as of March 1, 1989 and re-executed as of October  5, 1993  (the "U.S.  Credit Agreement"),  among the  Registrant, the  Banks  named therein,  Bankers Trust Company, as  agent for the Banks under  the U.S. Credit Agreement, and
              Citibank, N.A., Manufacturers Hanover Trust Company (now Chemical Bank) and The First National
              Bank of Chicago, as co-agents for the Banks under the U.S. Credit Agreement, filed as  Exhibit
              4(a)  to  the Registrant's  Current  Report on  Form  8-K, dated  January  3, 1994,  is hereby incorporated by reference.
        4(h)  First Amendment, Waiver and Consent dated as  of December 29, 1993, among the Registrant,  the financial  institutions named therein, Bankers  Trust Company, as agent  under the U.S. Credit
              Agreement, Citibank, N.A., Chemical Bank (as successor to Manufacturers Hanover Trust Company)
              and The First National Bank of Chicago, as co-agents under the U.S. Credit Agreement, filed as
              Exhibit 4(b) to the Registrant's Current Report on Form 8-K, dated January 3, 1993, is  hereby incorporated by reference.
        4(i)  Second  Amendment and Waiver  dated as of January  24, 1994, among  the Company, the financial institutions named therein,  Bankers Trust  Company, as  agent for  the Banks  under the  U.S.
              Credit  Agreement, Citibank, N.A., Chemical Bank  (as successor to Manufacturers Hanover Trust
              Company) and The First  National Bank of Chicago,  as co-agents for the  Banks under the  U.S.
              Credit  Agreement, filed as Exhibit 4.1 to the  Registrant's Current Report on Form 8-K, dated
              January 24, 1994, is hereby incorporated by reference.
        4(j)  Indenture, dated as of September  15, 1986, relating to  the 12- 1/8% Subordinated  Debentures due  September 15, 2001  of Stone Southwest  Corporation (now Stone  Southwest, Inc.), between
              Southwest Forest Industries,  Inc. and Bankers  Trust Company, as  Trustee, together with  the
              First   Supplemental  Indenture,  dated  as  of  September  1,  1987,  among  Stone  Container
              Corporation, a  Nevada corporation,  the  Registrant and  National  Westminster Bank  USA,  as
              Trustee  (which  has  been  succeeded by  Shawmut  Bank,  N.A., as  Trustee),  and  the Second
              Supplemental Indenture, dated as of December 14, 1987, among Stone Southwest Corporation,  the
              Registrant  and National Westminster Bank USA, as Trustee (which has been succeeded by Shawmut
              Bank, N.A., as Trustee), filed as Exhibit  4(i) to the Registrant's Registration Statement  on
              Form  S-3, Registration Number 33-36218, filed on  November 1, 1991, is hereby incorporated by reference.
        4(k)  Indenture, dated as of September 1, 1989, between the Registrant and Bankers Trust Company, as
              Trustee, relating to  the Registrant's  11- 1/2% Senior  Subordinated Notes  due September  1,
              1999,  filed  as  Exhibit  4(n)  to  the  Registrant's  Registration  Statement  on  Form S-3,
              Registration Number 33-46764, filed March 27, 1992, is hereby incorporated by reference.
        4(l)  Indenture, dated as of February 15, 1992, between the Registrant and The Bank of New York,  as
              Trustee, relating to the Registrant's 6- 3/4% Convertible Subordinated Debentures due February
              15,  2007,  filed as  Exhibit 4(p)  to the  Registrant's Registration  Statement on  Form S-3,
              Registration Number 33-45978, filed on March 4, 1992, is hereby incorporated by reference.

        4(m)  Senior Subordinated Indenture, dated  as of March  15, 1992, between  the Registrant, and  The
              Bank of New York, as Trustee, filed as Exhibit 4(a) to the Registrant's Registration Statement
              Form  S-3, Registration Number  33-46764, filed on  March 27, 1992,  is hereby incorporated by reference.
        4(n)  Indenture dated  as of  June  15, 1993  between the  Registrant  and Norwest  Bank  Minnesota,
              National  Association, as  Trustee, relating  to the  Registrant's 8-  7/8% Convertible Senior
              Subordinated Notes due 2000, filed as Exhibit 4(a) to the Registrant's Registration  Statement
              on  Form S-3, Registration Number 33-66086, filed on  July 15, 1993, is hereby incorporated by reference.
        4(o)  Indenture, dated as of November 1, 1991, between  the Registrant and The Bank of New York,  as
              Trustee,  relating to the  Registrant's Senior Debt  Securities, filed as  Exhibit 4(u) to the
              Registrant's Registration  Statement  on Form  S-3,  Registration Number  33-45374,  filed  on
              January 29, 1992, is hereby incorporated by reference.
        4(p)  First  Supplemental Indenture dated as of June 23, 1993 between the Registrant and The Bank of
              New York, as Trustee,  relating to the Indenture,  dated as of November  1, 1991, between  the
              Registrant  and The Bank of New  York, as Trustee, filed as  Exhibit 4(aa) to the Registrant's
              Registration Statement on Form S-3, Registration Number  33-66086, filed on July 15, 1993,  is hereby incorporated by reference.
        4(q)  Second Supplemental Indenture dated as of February 1, 1994 between the Registrant and the Bank of  New York, as Trustee, relating to the Indenture, dated as of November 1, 1991, as amended, filed as Exhibit 4.2 to the Registrant's Current  Report on Form 8-K, dated January 24,  1994, is hereby incorporated herein by reference.
        4(r)  Indenture  dated  as of  August 1,  1993 between  the Registrant  and Norwest  Bank Minnesota,
              National Association,  as  Trustee, relating  to  the Registrant's  Senior  Subordinated  Debt
              Securities,  filed  as  Exhibit 4(a)  to  the  Registrant's Form  S-3  Registration Statement,
              Registration Number 33-49857, filed July 30, 1993, is hereby incorporated by reference.
              Indentures with respect to other long-term debt, none of which exceeds 10% of the total assets of the  Registrant and  its  subsidiaries on  a consolidated  basis,  are not  attached.  (The
              Registrant agrees to furnish a copy of such documents to the Commission upon request.)
        4(s)  Guaranty, dated October 7, 1983, between the Registrant and The Continental Group, Inc., filed as  Exhibit 4(h) to the  Registrant's Registration Statement on  Form S-3, Registration Number
              33-36218, filed on November 1, 1991, is hereby incorporated by reference.
       10(a)  Management Incentive Plan,  incorporated by  reference to  Exhibit 10(b)  to the  Registrant's
              Annual Report on Form 10-K for the year ended December 31, 1980.
       10(b)  Unfunded  Deferred  Director Fee  Plan,  incorporated by  reference  to Exhibit  10(d)  to the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1981.*
       10(c)  Form of "Stone Container  Corporation Compensation Agreement" between  the Registrant and  its directors  that  elect to  participate,  incorporated by  reference  to Exhibit  10(e)  to the
              Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.
       10(d)  Stone Container Corporation  1982 Incentive Stock  Option Plan, incorporated  by reference  to
              Appendix  A to the  Prospectus included in  the Registrant's Form  S-8 Registration Statement,
              Registration Number 2-79221, effective September 27, 1982.*
       10(e)  Stone Container Corporation 1993 Stock Option Plan, incorporated by reference to Appendix A to the Registrant's Proxy Statement dated as of April 10, 1992.*

- ---------
*  Management contract or compensatory plan or arrangement

       10(f)  Stone Container  Corporation Deferred  Income  Savings Plan,  conformed to  reflect  amendment effective  as of January  1, 1990, incorporated  by reference to  Exhibit 4(i) to Registrant's
              Form S-8 Registration Statement, Registration Number 33-33784, filed March 9, 1990.*
       10(g)  Form of "Employee Continuity Agreement in the Event of a Change of Control" entered into  with all officers with 5 or more years of service with the Registrant, incorporated by reference to
              Exhibit  10(j) to the Registrant's Annual Report on  Form 10-K for the year ended December 31,
              1988.*
       10(h)  Stone Container Corporation  1986 Long-Term  Incentive Program, incorporated  by reference  to
              Exhibit A to the Registrant's Proxy Statement dated as of April 5, 1985.*
       10(i)  Stone  Container Corporation  1992 Long-Term Incentive  Program, incorporated  by reference to
              Exhibit A to the Registrant's Proxy Statement dated as of April 11, 1991.*
       10(j)  Supplemental Retirement Income  Agreement between  Registrant and  James Doughan  dated as  of
              February  10, 1989,  incorporated by  reference to  Exhibit 10(q)  to the  Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1988.*
       12     Computation of Ratios of Earnings to Fixed Charges (filed herewith).
       21     Subsidiaries of the Registrant (filed herewith).

- ---------
*  Management contract or compensatory plan or arrangement

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           STONE CONTAINER CORPORATION
By:        ROGER W. STONE
           Roger W. Stone                                                                         March 29, 1994
           CHAIRMAN OF THE BOARD OF DIRECTORS AND PRESIDENT
           (CHIEF EXECUTIVE OFFICER)
           ARNOLD F. BROOKSTONE
           Arnold F. Brookstone                                                                   March 29, 1994
           EXECUTIVE VICE PRESIDENT
           (CHIEF FINANCIAL AND PLANNING OFFICER)
           THOMAS P. CUTILLETTA
           Thomas P. Cutilletta                                                                   March 29, 1994
           SENIOR VICE PRESIDENT AND CORPORATE CONTROLLER
           (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            RICHARD J. RASKIN
Dean L. Buntrock                            Richard J. Raskin
DIRECTOR                    March 29, 1994  DIRECTOR                    March 29, 1994
RICHARD A. GIESEN                           ALAN STONE
Richard A. Giesen                           Alan Stone
DIRECTOR                    March 29, 1994  DIRECTOR                    March 29, 1994
JAMES J. GLASSER                            AVERY J. STONE
James J. Glasser                            Avery J. Stone
DIRECTOR                    March 29, 1994  DIRECTOR                    March 29, 1994
GEORGE D. KENNEDY                           IRA N. STONE
George D. Kennedy                           Ira N. Stone
DIRECTOR                    March 29, 1994  DIRECTOR                    March 29, 1994
HOWARD C. MILLER, JR.                       JAMES H. STONE
Howard C. Miller, Jr.                       James H. Stone
DIRECTOR                    March 29, 1994  DIRECTOR                    March 29, 1994
JOHN D. NICHOLS                             ROGER W. STONE
John D. Nichols                             Roger W. Stone
DIRECTOR                    March 29, 1994  DIRECTOR                    March 29, 1994
JERRY K. PEARLMAN
Jerry K. Pearlman
DIRECTOR                    March 29, 1994

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM:                                                                    PAGE
- ----------------------------------------------------------------------  ------
Financial Statements:
  Report of Independent Accountants...................................      32
  Consolidated Statements of Operations...............................      33
  Consolidated Balance Sheets.........................................      34
  Consolidated Statements of Cash Flows...............................      35
  Consolidated Statements of Stockholders' Equity.....................      36
  Notes to the Consolidated Financial Statements......................      37
Supplemental Financial Information:
  Report of Independent Accountants on Supplemental Financial
   Information........................................................      66
  Consent of Independent Accountants..................................      67
  Property, Plant and Equipment (Schedule V)..........................      68
  Accumulated Depreciation and Amortization of Property, Plant and
   Equipment (Schedule VI)............................................      69
  Valuation and Qualifying Accounts and Reserves (Schedule VIII)......      70
  Short-term Borrowings (Schedule IX).................................      70
  Supplementary Income Statement Information (Schedule X).............      70
  Summarized Financial Information--Stone Southwest Inc...............      71

                       Report of Independent Accountants

To the Board of Directors
and Stockholders of
Stone Container Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Stone Container Corporation and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 11 to the consolidated financial statements, the Company's liquidity has been adversely affected by the net losses incurred in the past three years. Recent financings and other transactions have improved liquidity; however, improvements in cash flows from operations eventually will be necessary. In addition, as discussed in Note 18, two of the Company's subsidiaries may need to undertake additional measures to meet their separate debt service requirements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for income taxes and for postretirement benefits other than pensions effective January 1, 1992 and 1993, respectively.

PRICE WATERHOUSE

Chicago, Illinois
March 23, 1994

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in millions except per share)

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                              ---------------------------------
                                                                                                1993        1992        1991
                                                                                              ---------   ---------   ---------
SALES
  Net sales.................................................................................  $ 5,059.6   $ 5,520.7   $ 5,384.3
                                                                                              ---------   ---------   ---------
OPERATING COSTS AND EXPENSES
  Cost of products sold.....................................................................    4,223.5     4,473.7     4,287.2
  Selling, general and administrative expenses..............................................      512.2       543.5       522.8
  Depreciation and amortization.............................................................      346.8       329.2       273.5
  Equity (income) loss from affiliates......................................................       11.7         5.3        (1.1)
  Other net operating (income) expense......................................................        4.7        12.8       (62.8)
                                                                                              ---------   ---------   ---------
                                                                                                5,098.9     5,364.5     5,019.6
                                                                                              ---------   ---------   ---------
  Income (loss) from operations.............................................................      (39.3)      156.2       364.7
  Interest expense..........................................................................     (426.7)     (386.1)     (397.4)
  Other, net................................................................................        (.9)         .6        14.7
                                                                                              ---------   ---------   ---------
  Loss before income taxes and cumulative effects of accounting changes.....................     (466.9)     (229.3)      (18.0)
  Provision (credit) for income taxes.......................................................     (147.7)      (59.4)       31.1
                                                                                              ---------   ---------   ---------
NET LOSS
  Loss before cumulative effects of accounting changes......................................     (319.2)     (169.9)      (49.1)
  Cumulative effect of change in accounting for postretirement benefits (net of income taxes
   of $23.3)................................................................................      (39.5)     --          --
  Cumulative effect of change in accounting for income taxes................................     --           (99.5)     --
                                                                                              ---------   ---------   ---------
Net loss....................................................................................     (358.7)     (269.4)      (49.1)
Preferred stock dividends...................................................................       (8.1)       (6.9)     --
                                                                                              ---------   ---------   ---------
Net loss applicable to common shares........................................................  $  (366.8)  $  (276.3)  $   (49.1)
                                                                                              ---------   ---------   ---------
                                                                                              ---------   ---------   ---------
NET LOSS PER COMMON SHARE*
  Loss before cumulative effects of accounting changes......................................      (4.59)      (2.49)       (.78)
  Cumulative effect of change in accounting for postretirement benefits.....................       (.56)     --          --
  Cumulative effect of change in accounting for income taxes................................     --           (1.40)     --
                                                                                              ---------   ---------   ---------
Net loss per common share...................................................................  $   (5.15)  $   (3.89)  $    (.78)
                                                                                              ---------   ---------   ---------
                                                                                              ---------   ---------   ---------

- ---------
* Amounts per common share have been adjusted for the 2 percent common stock dividend issued September 15, 1992.

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                                              DECEMBER 31,
                                                                                                         -----------------------
                                                                                                            1993         1992
                                                                                                         ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents............................................................................  $    247.4   $     58.9
  Accounts and notes receivable (less allowances of $19.3).............................................       622.3        688.1
  Inventories..........................................................................................       719.4        785.3
  Other................................................................................................       164.1        169.5
                                                                                                         ----------   ----------
    Total current assets...............................................................................     1,753.2      1,701.8
                                                                                                         ----------   ----------
  Property, plant and equipment........................................................................     5,240.7      5,365.1
  Accumulated depreciation and amortization............................................................    (1,854.3)    (1,661.9)
                                                                                                         ----------   ----------
    Property, plant and equipment--net.................................................................     3,386.4      3,703.2
  Timberlands..........................................................................................        83.9         69.4
  Goodwill.............................................................................................       910.5        983.5
  Other................................................................................................       702.7        569.1
                                                                                                         ----------   ----------
    Total assets.......................................................................................  $  6,836.7   $  7,027.0
                                                                                                         ----------   ----------
                                                                                                         ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable........................................................................................  $   --       $     33.0
  Current maturities of senior and subordinated long-term debt.........................................        22.6        144.7
  Current maturities of non-recourse debt of consolidated affiliates...................................       290.5         40.1
  Accounts payable.....................................................................................       297.1        364.2
  Income taxes.........................................................................................        47.6         62.2
  Accrued and other current liabilities................................................................       285.7        300.6
                                                                                                         ----------   ----------
    Total current liabilities..........................................................................       943.5        944.8
                                                                                                         ----------   ----------
  Senior long-term debt................................................................................     2,338.0      2,511.1
  Subordinated debt....................................................................................     1,257.8      1,019.2
  Non-recourse debt of consolidated affiliates.........................................................       672.6        574.8
  Other long-term liabilities..........................................................................       270.3        152.7
  Deferred taxes.......................................................................................       470.6        685.2
  Redeemable preferred stock of consolidated affiliate.................................................        42.3         36.3
  Minority interest....................................................................................       234.5           .2
  Commitments and contingencies (Note 18)..............................................................
Stockholders' equity:
  Series E preferred stock.............................................................................       115.0        115.0
  Common stock (71.2 and 71.0 shares outstanding)......................................................       574.3        645.7
  Retained earnings....................................................................................       101.6        496.0
  Foreign currency translation adjustment..............................................................      (179.0)      (149.3)
  Unamortized expense of restricted stock plan.........................................................        (4.8)        (4.7)
                                                                                                         ----------   ----------
    Total stockholders' equity.........................................................................       607.1      1,102.7
                                                                                                         ----------   ----------
    Total liabilities and stockholders' equity.........................................................  $  6,836.7   $  7,027.0
                                                                                                         ----------   ----------
                                                                                                         ----------   ----------

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                                -------------------------------
                                                                                                  1993       1992        1991
                                                                                                --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss......................................................................................  $ (358.7)  $  (269.4)  $  (49.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Cumulative effect of change in accounting for postretirement benefits.......................      39.5          --         --
  Cumulative effect of change in accounting for income taxes..................................        --        99.5         --
  Depreciation and amortization...............................................................     346.8       329.2      273.5
  Deferred taxes..............................................................................    (133.9)      (67.5)      21.6
  Foreign currency transaction losses (gains).................................................      11.8        15.0       (4.9)
  Payment on settlement of interest rate swaps................................................     (33.0)         --         --
  Other--net..................................................................................     (89.3)       60.6       12.3
Changes in current assets and liabilities--net of adjustments for divestitures and an acquisition:
  Decrease (increase) in accounts and notes receivable--net...................................      44.9       (66.6)      33.5
  Decrease (increase) in inventories..........................................................      28.9        10.5      (60.4)
  Decrease (increase) in other current assets.................................................      (9.3)        9.2      (75.2)
  Increase (decrease) in accounts payable and other current liabilities.......................     (60.4)      (34.9)      59.2
                                                                                                --------   ---------   --------
    Net cash provided by (used in) operating activities.......................................    (212.7)       85.6      210.5
                                                                                                --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings....................................................................................     611.4     1,024.8      753.0
Payments made on debt.........................................................................    (698.1)     (912.4)    (795.9)
Non-recourse borrowings of consolidated affiliates............................................     400.6        40.0      155.5
Payments by consolidated affiliates on non-recourse debt......................................     (55.0)      (10.4)     (34.4)
Proceeds from issuance of preferred stock.....................................................        --       111.0         --
Proceeds from issuance of common stock........................................................        --          .1      176.0
Proceeds from issuance of common stock of a consolidated subsidiary...........................     161.8          --         --
Proceeds from the settlement of cross currency swaps..........................................      67.9          --         --
Cash dividends................................................................................      (4.0)      (30.7)     (44.7)
                                                                                                --------   ---------   --------
    Net cash provided by financing activities.................................................     484.6       222.4      209.5
                                                                                                --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures:
  Funded by project financings................................................................     (14.6)      (79.1)    (219.8)
  Other.......................................................................................    (135.1)     (202.3)    (210.3)
                                                                                                --------   ---------   --------
    Total capital expenditures................................................................    (149.7)     (281.4)    (430.1)
                                                                                                --------   ---------   --------
Payments made for businesses acquired.........................................................       (.1)      (27.2)     (18.8)
Proceeds from sales of assets.................................................................     106.0         9.5       22.1
Other--net....................................................................................     (40.7)      (10.7)      13.7
                                                                                                --------   ---------   --------
    Net cash used in investing activities.....................................................     (84.5)     (309.8)    (413.1)
                                                                                                --------   ---------   --------
Effect of exchange rate changes on cash.......................................................       1.1        (3.4)       3.3
                                                                                                --------   ---------   --------
NET CASH FLOWS
Net increase (decrease) in cash and cash equivalents..........................................     188.5        (5.2)      10.2
Cash and cash equivalents, beginning of period................................................      58.9        64.1       53.9
                                                                                                --------   ---------   --------
Cash and cash equivalents, end of period......................................................  $  247.4   $    58.9   $   64.1
                                                                                                --------   ---------   --------
                                                                                                --------   ---------   --------

- ---------
See  Note  5   regarding  non-cash  financing   and  investing  activities   and
supplemental cash flow information.

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (in millions except per share)

                                                             YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------
                                                 1993                 1992                  1991
                                          ------------------   -------------------   -------------------
                                           AMOUNT    SHARES     AMOUNT     SHARES     AMOUNT     SHARES
                                          --------   -------   ---------   -------   ---------   -------
PREFERRED STOCK
Balance at January 1....................  $  115.0      4.6    $  --         --      $  --         --
Issuance of preferred stock:
  Public offering.......................     --        --          115.0      4.6       --         --
                                          --------   -------   ---------   -------   ---------   -------
Balance at December 31..................     115.0      4.6        115.0      4.6       --         --
                                          --------   -------   ---------   -------   ---------   -------
                                                     -------               -------               -------
COMMON STOCK
Balance at January 1....................     645.7     71.0        613.2     69.5        435.7     60.0
Issuance of common stock:
  Public offering.......................     --        --         --         --          174.7      9.2
  Exercise of stock options.............     --        --             .1     --             .1     --
  Restricted stock plan.................       2.9       .2          2.8       .1          2.7       .3
  Preferred stock conversion............        .1     --         --         --         --         --
  2 percent common stock dividend.......     --        --           29.6      1.4       --         --
  Public offering of subsidiary stock...     (74.4)    --         --         --         --         --
                                          --------   -------   ---------   -------   ---------   -------
Balance at December 31..................     574.3     71.2        645.7     71.0        613.2     69.5
                                          --------   -------   ---------   -------   ---------   -------
                                                     -------               -------               -------
RETAINED EARNINGS
Balance at January 1....................     496.0                 832.8                 926.7
Net loss................................    (358.7)               (269.4)                (49.1)
Cash dividends:
  Common stock*.........................     --                    (24.8)                (44.7)
  Preferred stock*......................      (4.0)                 (5.9)               --
2 percent common stock dividend.........     --                    (29.6)               --
Minimum pension liability in excess of
 unrecognized prior service cost........     (31.7)                 (7.1)                  (.1)
                                          --------             ---------             ---------
Balance at December 31..................     101.6                 496.0                 832.8
                                          --------             ---------             ---------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance at January 1....................    (149.3)                 95.5                 101.5
Aggregate adjustment from translation of
 foreign currency statements............     (29.7)               (244.8)                 (6.0)
                                          --------             ---------             ---------
Balance at December 31..................    (179.0)               (149.3)                 95.5
                                          --------             ---------             ---------
UNAMORTIZED EXPENSE OF RESTRICTED STOCK
 PLAN
Balance at January 1....................      (4.7)                 (4.0)                 (3.4)
Issuance of shares......................      (2.9)                 (2.8)                 (2.7)
Amortization of expense.................       2.8                   2.1                   2.1
                                          --------             ---------             ---------
Balance at December 31..................      (4.8)                 (4.7)                 (4.0)
                                          --------             ---------             ---------
Total stockholders' equity at December
 31.....................................  $  607.1             $ 1,102.7             $ 1,537.5
                                          --------             ---------             ---------
                                          --------             ---------             ---------

- ---------
* Cash dividends paid on common stock, adjusted for the 2 percent stock dividend issued September 15, 1992, were $.35 per share in 1992 and $.71 per share in 1991. No cash dividends on common stock were paid in 1993. Cash dividends paid on preferred stock were $.875 per share in 1993 and $1.28 per share in 1992.

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

    The  consolidated financial statements  include the accounts  of the Company and all subsidiaries that are more than 50 percent owned. The Company's subsidiary Cartomills, S.A. ("Cartomills") was also accounted for as a consolidated subsidiary beginning October 31, 1990 upon the Company's acquisition of 30 percent of the outstanding common stock of Cartomills. In 1992, the Company purchased the remaining 70 percent of the common stock of Cartomills. All significant intercompany accounts and transactions have been eliminated. Investments in non-consolidated affiliated companies are primarily accounted for by the equity method.

PER SHARE DATA:

    Net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during each year. The weighted average number of common shares outstanding was 71,162,646 in 1993, 70,986,564 in 1992 and 63,206,529 in 1991. Common stock equivalent shares, issuable upon exercise of outstanding stock options, are included in these calculations when they would have a dilutive effect on the per share amounts. All amounts per common share and the weighted average number of common shares outstanding have been adjusted for the 2 percent common stock dividend issued September 15, 1992. Fully diluted earnings per share is not disclosed because of the anti-dilutive effect of the Company's convertible securities.

RECLASSIFICATIONS:

    Certain prior year amounts have been restated to conform with the current year presentation in the Consolidated Statements of Operations, the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows.

CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents and, therefore, includes such investments as cash and cash equivalents in its financial statements.

INVENTORIES:

    Inventories are stated at the lower of cost or market. The primary methods used to determine inventory costs are the first-in-first-out ("FIFO") method, the last-in-first-out ("LIFO") method and the average cost method.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION:

    Property,  plant  and  equipment  is   stated  at  cost.  Expenditures   for
maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements are capitalized. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income.

    For financial reporting purposes, depreciation and amortization is primarily provided on the straight-line method over the estimated useful lives of depreciable assets, or over the duration of the leases for capitalized leases, based on the following annual rates:

TYPE OF ASSET                                      RATES
- ---------------------------------------------  -------------
Machinery and equipment......................      5% to 33%
Buildings and leasehold improvements.........      2% to 10%
Land improvements............................      4% to  7%

TIMBERLANDS:

    Timberlands are stated at cost less accumulated cost of timber harvested. The Company amortizes its private fee timber costs over the estimated total fiber that will be available during the estimated growth cycle. Cost of non-fee timber harvested is determined on the basis of timber removal rates and the estimated volume of recoverable timber. The Company capitalizes interest costs related to pre-merchantable timber.

INCOME TAXES:

    Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which required a change from the deferred method to the liability method of

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
accounting for income taxes. In connection with the adoption of SFAS 109, the Company recorded a one-time, non-cash after-tax charge to its first quarter 1992 earnings of $99.5 million or $1.40 per share of common stock. This adjustment is reported as a cumulative effect of a change in accounting principles in the Company's Statements of Operations. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. SFAS 109 requires that assets and liabilities acquired in a business combination accounted for under the purchase method of accounting be recorded at their gross fair values, with a separate deferred tax balance recorded for the related tax effects. Accordingly, effective with the adoption of SFAS 109, the Company's property, plant and equipment increased by $331 million, resulting in increased annual depreciation expense of approximately $28 million which is offset by comparable reductions in deferred income tax expense as the related taxable temporary differences reverse. The impact of the adoption of SFAS 109 on the deferred income tax accounts as of January 1, 1992 was an increase in the deferred tax liability of approximately $500 million and an increase in the current deferred tax asset of approximately $18 million. Financial statements for years prior to 1992 have not been restated.

GOODWILL AND OTHER ASSETS:

    Goodwill is amortized on a straight-line basis over 40 years, and is recorded net of accumulated amortization of approximately $129 million and $107 million at December 31, 1993 and 1992, respectively. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether projected undiscounted future cash flows from operations exceed the net book value of goodwill as of the assessment date. Such projections reflect price, volume and cost assumptions. Additional factors considered by management in the preparation of the projections and in assessing the value of goodwill include the effects of obsolescence, demand, competition and other pertinent economic factors and trends and prospects that may have an impact on the value or remaining useful life of goodwill. Deferred debt issuance costs are amortized over the expected life of the related debt using the interest method. Start-up costs on major projects were capitalized and amortized over a ten-year period prior to October 1, 1993. Effective October 1, 1993, the Company changed its estimate of the useful life of deferred start-up costs to a five-year period. The effect of this change in estimate was to increase depreciation and amortization expense by approximately $3.1 million and decrease net income by $2.0 million or $.02 per common share. Other long-term assets include $80 million and $73 million of unamortized deferred start-up costs at December 31, 1993 and 1992, respectively.

PUBLIC OFFERING OF SUBSIDIARY STOCK:

    When the sale of subsidiary stock takes the form of a direct sale of its unissued shares, the Company records the difference relating to the carrying amount per share and the offering price per share as an adjustment to common stock in those instances in which the Company has determined that the difference does not represent a permanent impairment.

FOREIGN CURRENCY TRANSLATION:

    The functional currency for the Company's foreign operations is the applicable local currency. Accordingly, assets and liabilities are translated at the exchange rate in effect at the balance sheet date and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are accumulated as a separate component of stockholders' equity entitled Foreign Currency Translation Adjustment. Foreign currency transaction gains or losses are credited or charged to income. These transaction gains or losses arise primarily from the translation of monetary assets and liabilities that are denominated in a currency other than the local currency.

FOREIGN CURRENCY AND INTEREST RATE HEDGES:

    The Company utilizes various financial instruments to hedge its foreign currency and interest rate exposures. Premiums received and fees paid on the financial instruments are deferred and amortized over the period of the agreements. Gains and losses on the instruments are used to offset the effects of foreign exchange and interest rate fluctuations in the Statements of Operations.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), which required the Company to change from the pay-as-you-go (cash) method to the accrual method of accounting for such postretirement benefits (primarily health care and life insurance). Upon adoption of SFAS 106, the Company recorded its catch-up accumulated postretirement benefit obligation (approximately $62.8 million) by recognizing a one-time, non-cash charge of $39.5 million, net of income taxes, as a cumulative effect of an accounting change in its 1993 first quarter Statement of Operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

    In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), which requires accrual accounting for the estimated costs of providing certain benefits to former or inactive employees and the employees' beneficiaries and dependents after employment but before retirement. The Company intends to adopt SFAS 112 by recognizing the catch-up obligation for its worldwide operations as a cumulative effect of an accounting change effective January 1, 1994 in the 1994 first quarter Statement of Operations. The one-time, non-cash charge will be approximately $14 million, net of income taxes.

NOTE 2--SUBSEQUENT EVENTS
    On February 3, 1994, under the Company's $1 billion shelf registration, the Company sold $710 million principal amount of 9- 7/8 percent Senior Notes due February 1, 2001 and 16.5 million shares of common stock for an additional $251.6 million at $15.25 per common share. On February 17, 1993, the underwriters elected to exercise their option to sell an additional 2.47 million shares of common stock for an additional $37.7 million, also at $15.25 per common share (collectively, with the February 3, 1994 offering, the "Offerings"). The net proceeds from the Offerings of approximately $962 million were used to (i) prepay approximately $652 million of the 1995, 1996 and 1997 required amortization under the Company's bank credit agreements which includes two term loan facilities, two revolving credit facilities and an additional term loan (the "Credit Agreements") including the ratable amortization payment under the revolving credit facilities which had the effect of reducing the total commitments thereunder to approximately $168 million; (ii) redeem the Company's 13- 5/8 percent Subordinated Notes due 1995 at a price equal to par, approximately $98 million principal amount, plus accrued interest to the redemption date; (iii) repay approximately $136 million of the outstanding borrowings under the Company's revolving credit facilities without reducing the commitments thereunder; and (iv) provide liquidity in the form of cash. Had the issuance of the common shares occurred on January 1, 1993, the Company's weighted average number of common shares outstanding would have been 84,270,232 and the net loss per common share would have been $4.35 for the year ended December 31, 1993.

NOTE 3--ACQUISITIONS/MERGERS/DISPOSITIONS
    In December 1993, the Company sold two of its short-line railroads in a transaction in which the Company has guaranteed to contract minimum railroad services which will provide freight revenues to the railroads over a 10 year period. The transaction has been accounted for as a financing and accordingly, had no impact on the Company's 1993 net loss. The Company received proceeds of approximately $28 million, of which approximately $19 million was used to repay commitments under the Credit Agreements.

    Also in December 1993, the Company sold its 49 percent equity interest in Empaques de Carton Titan, S.A. ("Titan"). The net proceeds were used to repay commitments under the Credit Agreements and for repayment of borrowings under its revolving credit facilities without reducing commitments thereunder. The sale resulted in a pre-tax gain of approximately $35.4 million.

    On May 6, 1993, the Company's wholly-owned German subsidiary, Europa Carton A.G., ("Europa Carton"), completed a joint venture with Financiere Carton Papier
(FCP), a French company, to merge the folding carton operations of Europa Carton with those of FCP ("FCP Group"). Under the joint venture, FCP Group is owned equally by Europa Carton and the shareholders of FCP immediately prior to the merger. The Company's investment in the joint venture is being accounted for under the equity method of accounting.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--ACQUISITIONS/MERGERS/DISPOSITIONS (CONTINUED)
    During 1993, the Company increased its ownership in the common stock of Stone Savannah River Pulp & Paper Corporation ("Stone Savannah River") from 90.2 percent to 92.8 percent through the purchase of an additional 6,152 common shares and through the receipt of Series D Preferred Stock as a dividend in kind on Stone Savannah River's Series B Preferred Stock and the election of its right to convert the Series D Preferred Stock into 198,438 common shares. The Company had previously increased its ownership in the common stock of Stone Savannah River from 50.0 percent to 90.2 percent by acquiring 321,502 shares during 1992 and 1991. Stone Savannah River operates a linerboard and market pulp mill in Port Wentworth, Georgia.

    In October and November 1992, the Company purchased the remaining 70.0 percent of the common stock (12,600 shares) of Cartomills, a Belgian company that operates two corrugated container plants.

    In June 1992, the Company acquired an additional 45,666 shares of Seminole Kraft Corporation ("Seminole") common stock, thereby increasing its ownership in the common stock of Seminole from 94.4 percent to 99.0 percent. The Company had previously increased its ownership in the common stock of Seminole from 85.4 percent to 94.4 percent by purchasing 90,000 shares during 1991. Seminole operates an unbleached recycled linerboard and kraft paper mill in Jacksonville, Florida.

    The Company also made a minor acquisition and a divestiture during the years for which financial statements are presented which did not have a significant impact on the Company's results of operations or financial condition.

NOTE 4--PUBLIC OFFERING OF SUBSIDIARY STOCK
    In December 1993, Stone-Consolidated Corporation ("Stone-Consolidated"), a newly created Canadian subsidiary, acquired the newsprint and uncoated groundwood papers business of Stone Container (Canada) Inc. ("Stone-Canada") (formerly Stone-Consolidated, Inc.) and sold $346.5 million of units in an initial public offering comprised of both common stock and convertible subordinated debentures (the "Units Offering"). Each unit was priced at $2,100 and consisted of 100 shares of common stock at $10.50 per share and $1,050 principal amount of convertible debentures. The convertible subordinated debentures mature December 31, 2003, bear interest at an annual rate of 8 percent and are convertible beginning June 30, 1994, into 6.211 shares of common stock for each Canadian $100 principal amount, representing a conversion price of $12.08 per share. Concurrent with the initial public offering, Stone-Consolidated sold $225 million of senior secured notes in a public offering in the United States. The senior secured notes mature December 15, 2000 and bear interest at an annual rate of 10.25 percent.

    As a result of the Units Offering, 16.5 million shares of common stock, representing 25.4 percent of the total shares outstanding of Stone-Consolidated, were sold to the public, resulting in the recording in the Company's Consolidated Balance Sheet of a minority interest liability of $236.7 million.

    The Company used approximately $373 million of the net proceeds from the sale of the Stone-Consolidated securities for repayment of commitments under its Credit Agreements and the remainder for general corporate purposes. As a result of the Units Offering, the Company recorded a charge of $74.4 million to common stock relating to the excess carrying value per common share over the offering price per common share associated with the shares issued.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--ADDITIONAL CASH FLOW STATEMENT INFORMATION
    The Company's non-cash investing and financing activities and cash payments (receipts) for interest and income taxes were as follows:

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                               -------------------------------
(IN MILLIONS)                                                                                    1993       1992       1991
- ---------------------------------------------------------------------------------------------  ---------  ---------  ---------
Issuance of 2 percent common stock dividend..................................................  $    --    $    29.6  $    --
Conversion of notes receivable into investments in an affiliate..............................       --          7.3       --
Preferred stock dividends issued by a consolidated affiliate.................................        6.0        5.1        4.4
Capital lease obligations incurred...........................................................         .3        4.3       --
Assumption of debt in connection with an acquisition.........................................       --          3.8       --
Note payable issued in exchange for common shares of a consolidated affiliate................       --          1.1       --
Exchange of non-recourse debt of consolidated affiliate......................................       --         --         12.5
Accrued liability converted to subordinated debt.............................................       --         --          9.8
                                                                                               ---------  ---------  ---------
                                                                                               ---------  ---------  ---------
Cash paid (received) during the year for:
  Interest (net of capitalization)...........................................................  $   375.9  $   355.6  $   370.3
  Income taxes (net of refunds)..............................................................      (11.7)      (1.9)      14.3
                                                                                               ---------  ---------  ---------
                                                                                               ---------  ---------  ---------

    In 1993, the other-net component of net cash used in operating activities included debt issuance costs of $84 million and an adjustment to remove the effect of a $35 million gain from the sale of the Company's 49 percent equity interest in Titan, partially offset by adjustments to remove the effects of amortization of deferred debt issuance costs and a non-cash charge of $19 million pertaining to the writedown of certain decommissioned assets.

    In 1992, the other-net component of net cash provided by operating activities included $54 million of cash received from the sale of an energy contract in October 1992.

NOTE 6--INVENTORIES

    Inventories are summarized as follows:

                                                                                            DECEMBER 31,
                                                                                        --------------------
(IN MILLIONS)                                                                             1993       1992
- --------------------------------------------------------------------------------------  ---------  ---------
Raw materials and supplies............................................................  $   333.8  $   345.9
Paperstock............................................................................      284.2      316.6
Work in process.......................................................................       16.8       22.2
Finished products.....................................................................       99.5      119.3
                                                                                        ---------  ---------
                                                                                            734.3      804.0
Excess of current cost over LIFO inventory value......................................      (14.9)     (18.7)
                                                                                        ---------  ---------
Total inventories.....................................................................  $   719.4  $   785.3
                                                                                        ---------  ---------
                                                                                        ---------  ---------

    At December 31, 1993 and 1992, the percentages of total inventories costed by the LIFO, FIFO and average cost methods were as follows:

                                                                                                1993    1992
                                                                                                -----   -----
LIFO..........................................................................................    44%     42%
FIFO..........................................................................................     6%      7%
Average Cost..................................................................................    50%     51%

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is summarized as follows:

                                                                                        DECEMBER 31,
                                                                                  ------------------------
(IN MILLIONS)                                                                        1993         1992
- --------------------------------------------------------------------------------  -----------  -----------
Machinery and equipment.........................................................  $   4,398.7  $   4,381.4
Buildings and leasehold improvements............................................        675.0        668.4
Land and land improvements......................................................        103.0        105.7
Construction in progress........................................................         64.0        209.6
                                                                                  -----------  -----------
Total property, plant and equipment.............................................      5,240.7      5,365.1
Accumulated depreciation and amortization.......................................     (1,854.3)    (1,661.9)
                                                                                  -----------  -----------
Total property, plant and equipment--net........................................  $   3,386.4  $   3,703.2
                                                                                  -----------  -----------
                                                                                  -----------  -----------

    Property, plant and equipment includes capitalized leases of $70.3 million and $71.8 million and related accumulated amortization of $24.2 million and $19.8 million at December 31, 1993 and 1992, respectively.

NOTE 8--INCOME TAXES
    Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which required a change from the deferred method to the liability method of accounting for income taxes. In connection with the adoption of SFAS 109, the Company recorded a one-time, non-cash after-tax charge to its first quarter 1992 earnings of $99.5 million or $1.40 per share of common stock. This adjustment is reported as a cumulative effect of a change in accounting principles in the Company's Statements of Operations. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. SFAS 109 requires that assets and liabilities acquired in a business combination accounted for under the purchase method of accounting be recorded at their gross fair values, with a separate deferred tax balance recorded for the related tax effects.

    The provision (credit) for income taxes consists of the following:

                                                                                         YEAR ENDED
                                                                                        DECEMBER 31,
                                                                              --------------------------------
(IN MILLIONS)                                                                    1993       1992       1991
- ----------------------------------------------------------------------------  ----------  ---------  ---------
Currently payable (refundable):
  Federal...................................................................  $    (28.4) $   (24.7) $    (7.2)
  State.....................................................................         4.0        3.0       (3.1)
  Foreign...................................................................        10.6       21.7       18.4
                                                                              ----------  ---------  ---------
                                                                                   (13.8)      --          8.1
                                                                              ----------  ---------  ---------
Deferred:
  Federal...................................................................       (45.4)       4.9       --
  State.....................................................................       (31.3)     (10.8)        .9
  Foreign...................................................................       (57.2)     (53.5)      22.1
                                                                              ----------  ---------  ---------
                                                                                  (133.9)     (59.4)      23.0
                                                                              ----------  ---------  ---------
Total provision (credit) for income taxes...................................  $   (147.7) $   (59.4) $    31.1
                                                                              ----------  ---------  ---------
                                                                              ----------  ---------  ---------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--INCOME TAXES (CONTINUED)
    The income tax (credit) at the federal statutory rate is reconciled to the provision (credit) for income taxes as follows:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          --------------------------------
(IN MILLIONS)                                                                                1993       1992       1991
- ----------------------------------------------------------------------------------------  ----------  ---------  ---------
Federal income tax (credit) at federal statutory rate...................................  $   (163.4) $   (78.0) $    (6.1)
Additional taxes (credits) resulting from:
  Non-deductible depreciation and amortization of intangibles...........................         9.5        9.5       27.2
  Foreign statutory rate decreases......................................................       (11.2)    --         --
  U.S. statutory rate increase..........................................................         8.7     --         --
  State income taxes, net of federal income tax effect..................................       (17.7)      (5.1)      (1.4)
  Foreign income taxed at rates in excess of U.S. statutory rate........................         4.3        6.1       10.0
  Minimum taxes-foreign jurisdictions...................................................         3.6        4.6        4.3
  Other-net.............................................................................        18.5        3.5       (2.9)
                                                                                          ----------  ---------  ---------
Provision (credit) for income taxes.....................................................  $   (147.7) $   (59.4) $    31.1
                                                                                          ----------  ---------  ---------
                                                                                          ----------  ---------  ---------

    The components of the net deferred tax liability as of December 31, 1993 and 1992 were as follows:

                                                                                                    DECEMBER 31,
                                                                                                --------------------
(IN MILLIONS)                                                                                     1993       1992
- ----------------------------------------------------------------------------------------------  ---------  ---------
Deferred tax assets:
  Carryforwards...............................................................................  $   262.6  $   125.9
  Compensation-related accruals...............................................................       49.3        5.4
  Reserves....................................................................................       33.7       29.0
  Deferred gain...............................................................................       26.2       20.3
  Tax benefit transfers.......................................................................        8.8       12.7
  Other.......................................................................................       11.6       18.4
                                                                                                ---------  ---------
                                                                                                    392.2      211.7
Valuation allowance...........................................................................       (1.2)      (1.2)
                                                                                                ---------  ---------
Total deferred tax asset......................................................................      391.0      210.5
Deferred tax liability:
  Depreciation and amortization...............................................................     (754.3)    (779.5)
  Start-up costs..............................................................................      (27.8)     (27.9)
  LIFO reserve................................................................................      (18.1)      (8.1)
  Pension.....................................................................................      (12.5)     (25.7)
  Other.......................................................................................      (35.2)     (36.5)
                                                                                                ---------  ---------
Total deferred tax liability..................................................................     (847.9)    (877.7)
                                                                                                ---------  ---------
Deferred tax liability--net...................................................................  $  (456.9) $  (667.2)
                                                                                                ---------  ---------
                                                                                                ---------  ---------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--INCOME TAXES (CONTINUED)
    During 1991, deferred taxes were provided for significant timing differences between revenue and expenses for tax and financial statement purposes. Following is a summary of the significant components of the deferred tax provision:

                                                           YEAR ENDED
                                                          DECEMBER 31,
(IN MILLIONS)                                                 1991
- -------------------------------------------------------  ---------------
Depreciation and amortization..........................     $    (2.4)
Acquisition related expenses...........................          (2.9)
Capitalized interest...................................          12.4
Start-up costs.........................................           7.2
Pension costs..........................................           (.2)
Other--net.............................................           8.9
                                                                -----
    Deferred income tax provision......................     $    23.0
                                                                -----
                                                                -----

    The components of the loss before income taxes and cumulative effects of accounting changes are:

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
(IN MILLIONS)                                              1993       1992       1991
- -------------------------------------------------------  ---------  ---------  ---------
United States..........................................  $  (315.1) $   (74.1) $   (39.0)
Foreign................................................     (151.8)    (155.2)      21.0
                                                         ---------  ---------  ---------
Loss before income taxes and cumulative effects of
 accounting changes....................................  $  (466.9) $  (229.3) $   (18.0)
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------

    As a result of certain acquisitions, the Company had, at December 31, 1993, approximately $27 million of pre-acquisition net operating loss carryforwards and approximately $5 million of investment tax credit carryforwards for federal income tax purposes. To the extent not utilized, the carryforwards will expire in the period commencing in the year 1996 and ending in the year 2004.

    At December 31, 1993, Bridgewater Paper Company Ltd., which was acquired in the 1989 Stone-Canada acquisition, had approximately $92 million of net operating loss carryforwards for United Kingdom income tax purposes. These losses are available indefinitely.

    At December 31, 1993, the Company had approximately $252 million of net operating loss carryforwards for U.S. tax purposes and, additionally, approximately $236 million of net operating loss carryforwards for Canadian tax purposes. To the extent not utilized, the U.S. net operating losses will expire in 2007 and 2008 and the Canadian net operating losses will expire in 1998, 1999 and 2000. The Company also had approximately $11 million of alternative minimum tax credit carryforwards for U.S. tax purposes which are available indefinitely.

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
    The Company has contributory and noncontributory pension plans for the benefit of most salaried and certain hourly employees. The funding policy for the plans, with the exception of the Company's salaried supplemental unfunded plans and the Company's German subsidiary's unfunded plan, is to annually contribute the statutory required minimum. The salaried pension plans provide benefits based on a formula which takes into account each participant's estimated final average earnings. The hourly pension plans provide benefits under a flat benefit formula. The salaried and hourly plans provide reduced benefits for early retirement. The salaried plans take into account offsets for governmental benefits.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    Net pension expense for the combined pension plans includes the following components:

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
(IN MILLIONS)                                              1993       1992       1991
- -------------------------------------------------------  ---------  ---------  ---------
Service cost--benefits earned during the period........  $    17.4  $    17.2  $    15.6
Interest cost on projected benefit obligations.........       63.7       64.0       61.7
Actual return on plan assets...........................      (91.9)     (32.8)     (86.5)
Net amortization and deferral..........................       40.4      (26.6)      30.2
                                                         ---------  ---------  ---------
Net pension expense....................................  $    29.6  $    21.8  $    21.0
                                                         ---------  ---------  ---------
                                                         ---------  ---------  ---------

    The following table sets forth the funded status of the Company's pension plans and the amounts recorded in the Consolidated Balance Sheets:

                                                                              DECEMBER 31,
                                                    -----------------------------------------------------------------
                                                                 1993                              1992
                                                    -------------------------------   -------------------------------
                                                    ASSETS EXCEED     ACCUMULATED     ASSETS EXCEED     ACCUMULATED
                                                     ACCUMULATED    BENEFITS EXCEED    ACCUMULATED    BENEFITS EXCEED
(IN MILLIONS)                                         BENEFITS          ASSETS          BENEFITS          ASSETS
- --------------------------------------------------  -------------   ---------------   -------------   ---------------
Actuarial present value of benefit obligations:
  Vested benefits.................................  $     (185.0)   $       (498.8)   $     (465.0)   $       (116.9)
  Non-vested benefits.............................         (11.4)            (37.9)          (34.4)             (6.3)
                                                    -------------          -------    -------------          -------
  Accumulated benefit obligation..................        (196.4)           (536.7)         (499.4)           (123.2)
  Effect of increase in compensation levels.......         (23.2)            (76.6)          (75.0)            (14.1)
                                                    -------------          -------    -------------          -------
Projected benefit obligation for service rendered
 through December 31..............................        (219.6)           (613.3)         (574.4)           (137.3)
Plan assets at fair value, primarily stocks,
 bonds, guaranteed investment contracts, real
 estate and mutual funds which invest in listed
 stocks
 and bonds........................................         219.0             395.3           518.7              49.8
                                                    -------------          -------    -------------          -------
Excess of projected benefit obligation over
 plan assets......................................           (.6)           (218.0)          (55.7)            (87.5)
Unrecognized prior service cost...................           4.6              29.4            14.5               6.8
Unrecognized net actuarial loss...................          39.4             127.3            96.1               5.6
Unrecognized net assets...........................       --               --                  (9.9)         --
Adjustment required to recognize minimum
 liability........................................       --                  (92.4)        --                  (19.6)
                                                    -------------          -------    -------------          -------
Net prepaid (accrual).............................  $       43.4    $       (153.7)   $       45.0    $        (94.7)
                                                    -------------          -------    -------------          -------
                                                    -------------          -------    -------------          -------

    In accordance with Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions," the Company has recorded an additional minimum liability for underfunded plans representing the excess of the unfunded accumulated benefit obligation over previously recorded liabilities. The additional minimum liability at December 31, 1993 of $92.4 million is recorded as a long-term liability with an offsetting intangible asset of $29.4 million and a charge to stockholders' equity of $39.6 million, net of a tax benefit of $23.4 million. Of this additional minimum liability, $19.6 million was recorded as a long-term liability at December 31, 1992 with an offsetting intangible asset of $6.7 million and a charge to stockholders' equity of $7.9 million, net of a tax benefit of $5.0 million.

    The  weighted  average discount  rate  and the  rate  of increase  in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 7.5 percent for all U.S. and German operations and 8.0 percent for Canadian and United Kingdom operations and 4.0 percent, respectively, for 1993 and 9.0 percent and 4.5 to 5.0 percent, respectively, for 1992. The expected long-term rate of return on assets was 11 percent for 1993 and 1992. The change in the weighted average discount rates during 1993 had the effect of increasing the total projected benefit obligation at December 31, 1993 by $108.8 million and the change in the rate of increase in future compensation levels in 1993 had the effect of decreasing the projected benefit obligation by $19.3 million.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    Certain domestic operations of the Company participate in various multi-employer union-administered defined benefit pension plans that principally cover production workers. Pension expense under these plans was $5.1 million for 1993 and 1992 and $4.7 million for 1991.

    In addition to providing pension benefits, the Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and hourly employees and certain Canadian employees. Employees become eligible for such benefits if they are fully vested in one of the Company's pension plans when they retire from the Company and they begin to draw retirement benefits upon termination of service. Such retiree health care costs were expensed as the claims were paid through December 31, 1992. However, as discussed in Note 1--"Summary of Significant Accounting Policies," effective January 1, 1993, the Company adopted SFAS 106, which required the Company to accrue for its obligation to pay such postretirement health care costs during the employees' years of service, as opposed to when such costs are actually paid. The effect of SFAS 106 on income from operations is not material.

    In conjunction with the adoption, the Company, effective January 1, 1993, implemented cost saving provisions designed to reduce certain postretirement health care and life insurance costs. Among other things, these provisions provide for a cap on the Company's share of certain health care costs. Such provisions do not apply to current retirees and those active employees age 55 and over who were eligible to retire as of December 31, 1992. Accordingly, the Company is generally responsible for 50 percent of the claims of such individuals.

    Net worldwide periodic postretirement benefit cost for 1993 included the following components:

(IN MILLIONS)
- -------------------------------------------------------
Service cost-benefits attributed to service during the
 period................................................  $     1.0
Interest cost on accumulated postretirement benefit
 obligation............................................        5.5
                                                               ---
Net worldwide periodic postretirement benefit cost.....  $     6.5
                                                               ---
                                                               ---

    Worldwide postretirement benefits costs for retired employees approximated $4.7 million for 1992. Prior to 1992, the cost of providing such benefits for retired employees was not readily separable from the cost of providing benefits for active employees. On a combined basis, worldwide health care and life insurance benefit cost for both active and retired employees approximated $76 million in 1991.

    The following table sets forth the components of the Company's accumulated postretirement benefit obligation and the amount recorded in the Consolidated Balance Sheet at December 31, 1993:

(IN MILLIONS)                                              U.S.       FOREIGN      TOTAL
- -------------------------------------------------------  ---------  -----------  ---------
Accumulated postretirement benefit obligation:
  Retirees.............................................  $    19.0   $    22.5   $    41.5
  Active employees--fully eligible.....................       15.3         3.0        18.3
  Other active employees...............................       15.5         2.6        18.1
                                                         ---------       -----   ---------
Total accumulated postretirement benefit obligation....       49.8        28.1        77.9
Unrecognized net loss..................................      (12.6)       (2.1)      (14.7)
                                                         ---------       -----   ---------
Postretirement benefit liability.......................  $    37.2   $    26.0   $    63.2
                                                         ---------       -----   ---------
                                                         ---------       -----   ---------

    The Company has not currently funded any of its accumulated postretirement benefit obligation.

    The discount rate used in determining the accumulated postretirement benefit cost was 7.5 percent for U.S. and German operations and 8.0 percent for Canadian and United Kingdom operations. The assumed health care cost trend rates for substantially all employees used in measuring the accumulated postretirement benefit obligation range from 7 percent to 15 percent decreasing to ultimate rates of 5.5 percent to 8 percent. If the health care cost trend rate assumptions were increased by 1 percent, the accumulated postretirement benefit obligation at December 31, 1993 and the net periodic postretirement benefit cost for the year ended December 31, 1993 would have increased by $6.5 million and $0.6 million, respectively.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    At December 31, 1993, the Company had approximately 8,300 retirees and 29,000 active employees of which approximately 3,000 and 21,100, respectively, were employees of U.S. operations.

NOTE 10--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                                               DECEMBER 31,
                                                                                                          ----------------------
(IN MILLIONS)                                                                                                1993        1992
- --------------------------------------------------------------------------------------------------------  ----------  ----------
SENIOR DEBT:
Term loans (8.3% and 10.0% weighted average rates) payable $116.0 on March 31, 1995 and in semi-annual installments of $116.7 on September 30, 1995, March 31 and September 30, 1996 and $411.6 on March 1,
 1997...................................................................................................  $    877.7  $  1,230.1
Additional term loan (6.3% and 7.0% weighted average rates) payable $38.7 on March 31, 1995 and in semi-annual installments of $39.0 on September 30, 1995 and March 31, 1996 and $38.9 on September 30,
 1996 and $137.3 on March 1, 1997.......................................................................       292.9       371.0
Revolving credit agreements (5.7% and 6.4% weighted average rates) due March 1, 1997....................       263.8       257.0
11.875% senior notes due December 1, 1998 (less unamortized discount of $1.1 and $1.3)..................       238.9       238.7
12.625% senior notes due July 15, 1998..................................................................       150.0      --
5.8% to 11.625% fixed rate utility systems and pollution control revenue bonds, payable in varying annual sinking fund payments through the year 2010 and varying principal payments through the year 2016
 (less unamortized debt discount of $7.8 and $8.6)......................................................       203.5       206.2
Obligations under accounts receivable securitization programs (4.8% and 5.3% weighted average rates) due
 September 15, 1995.....................................................................................       232.4       261.8
4.0% to 7.96% term loans payable in varying amounts through 1999........................................        41.2        54.6
Obligations under capitalized leases....................................................................        11.2        23.1
Cartomills 8.50% to 10.75% loans payable in varying installments through the year 1997..................         5.1         7.1
Cartomills (4.74% weighted average rate), loan payable in annual installments through the year 1999.....         7.1      --
Floating rate revenue bonds (8.0% weighted average rates), payable in semi-annual installments of $.12
 through 1996...........................................................................................          .7          .9
Other...................................................................................................        31.2         5.3
                                                                                                          ----------  ----------
                                                                                                             2,355.7     2,655.8
Less: current maturities................................................................................       (17.7)     (144.7)
                                                                                                          ----------  ----------
    Total senior long-term debt.........................................................................     2,338.0     2,511.1
                                                                                                          ----------  ----------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)

                                                                                                               DECEMBER 31,
                                                                                                          ----------------------
(IN MILLIONS)                                                                                                1993        1992
- --------------------------------------------------------------------------------------------------------  ----------  ----------
SUBORDINATED DEBT:
11.5% senior subordinated notes, payable in two annual sinking fund payments of $57.5 commencing
 September 1, 1997 and maturing on September 1, 1999 with a lump sum payment of $115.0..................       230.0       230.0
10.75% senior subordinated debentures maturing on April 1, 2002, (less unamortized debt discount of
 $.9)...................................................................................................       199.1       199.1
8.875% convertible senior subordinated notes maturing on July 15, 2000 (less unamortized debt discount
 of $1.5)...............................................................................................       248.5      --
10.75% senior subordinated notes maturing on June 15, 1997..............................................       150.0       150.0
11.0% senior subordinated notes maturing on August 15, 1999.............................................       125.0       125.0
6.75% convertible subordinated debentures with annual sinking fund payments of $11.5 commencing on
 February 15, 2002 and maturing on February 15, 2007 with a lump sum payment of $57.5...................       115.0       115.0
13.625% subordinated notes maturing on June 1, 1995 (less unamortized debt discount of $.2 and $.3).....        98.1        98.0
12.125% subordinated debentures with annual sinking fund payments of $14.0 commencing on September 15,
 1996 and maturing in the year 2001 with a lump sum payment of $70.0 (including unamortized debt premium
 of $2.2 and $2.4 and net of $50.1 repurchased by the Company)..........................................        92.1        92.3
Subordinated note bearing an incremental borrowing rate adjusted annually (10.0% and 11.1% average
 rates) payable on January 18, 1994.....................................................................         4.9         9.8
                                                                                                          ----------  ----------
                                                                                                             1,262.7     1,019.2
Less: current maturities................................................................................        (4.9)     --
                                                                                                          ----------  ----------
    Total subordinated debt.............................................................................     1,257.8     1,019.2
                                                                                                          ----------  ----------
NON-RECOURSE DEBT OF CONSOLIDATED AFFILIATES:
Stone-Consolidated 10.25% senior secured notes due December 15, 2000....................................       225.0      --
Stone-Consolidated 8% convertible subordinated debentures maturing on December 31, 2003.................       174.5      --
Stone Savannah River obligation under a senior credit facility (8.4% and 8.8% weighted average rates),
 payable in varying amounts through the year 1998.......................................................       268.9       297.0
Stone Savannah River 5.375% to 10.25% fixed rate revenue bonds, payable in varying amounts through the
 year 1997 and maturing in 2000 and 2010 (less unamortized debt discount of $.2 and $.2)................         4.7         4.9
Stone Savannah River 14.125% senior subordinated notes due December 15, 2000 (less unamortized debt
 discount of $1.0 and $1.1).............................................................................       129.0       128.9
Seminole obligation under a senior credit facility (6.4% and 6.8% weighted average rates), payable in
 varying amounts from 1993 through the year 2000........................................................       120.6       122.0
Seminole senior notes maturing on December 31, 1993 (interest rate of 14.0%)............................      --            15.0
Seminole obligation payable at 13.5% imputed interest rate (less unamortized debt discount of $2.4 and
 $2.9)..................................................................................................        11.6        11.1
Seminole 13.5% subordinated notes due with annual sinking fund payments of $7.2 and maturing on October
 15, 1996 with a lump sum payment of $14.4..............................................................        28.8        36.0
                                                                                                          ----------  ----------
                                                                                                               963.1       614.9
Less: current maturities................................................................................      (290.5)      (40.1)
                                                                                                          ----------  ----------
    Total non-recourse debt of consolidated affiliates..................................................       672.6       574.8
                                                                                                          ----------  ----------
Total long-term debt....................................................................................  $  4,268.4  $  4,105.1
                                                                                                          ----------  ----------
                                                                                                          ----------  ----------

    The Credit Agreements provided for a $400 million multiple-draw facility (the "MDF") to supplement the revolving credit facility thereunder. The MDF had substantially the same terms and conditions, including covenants, as the

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)
Credit Agreements. Proceeds of MDF borrowings (approximately $371 million) were required to be used solely to repay regularly scheduled amortization of term loans under the Credit Agreements. The Company cancelled the remaining commitment under the MDF in 1991. On October 1, 1992, the $371 million outstanding under the MDF was converted to an Additional Term Loan (the "ATL"). Borrowings under the ATL are collateralized by an equal and ratable lien on the existing collateral under the Credit Agreements.

    The Credit Agreements permit the Company to choose among various interest rate options, to specify the portion of the borrowings to be covered by specific interest rate options and to specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. As a result of the February 1994 amendment, interest rate options available to the Company under term loans, ATL and revolving credit borrowings under the Credit Agreements are (i) U.S. or Canadian prime rate plus a borrowing margin of 2 percent, (ii) CD rate plus a borrowing margin of 3 1/8 percent, (iii) Eurodollar rate plus a borrowing margin of 3 percent and (iv) bankers' acceptance rate plus a borrowing margin of 3 percent. Upon achievement of specified indebtedness ratios and interest coverage ratios, the borrowing margins will be reduced. Additionally, the Company pays a 3/8 percent commitment fee on the unused portions of the revolving credit facilities. The weighted average rates as reflected in the table do not include the effects of the amortization of deferred debt issuance costs.

    The Credit Agreements require that the Company hedge a portion of the U.S. dollar-based borrowings to protect against increases in market interest rates. Pursuant to that requirement, at December 31, 1993, the Company was a party to an interest rate swap contract which had the effect of fixing the interest rate at approximately 12.9 percent on $150 million of U.S. term loan borrowings. The interest rate swap is scheduled to expire on March 22, 1994. During 1993, the Company sold prior to their expiration date, certain of its U.S. dollar denominated interest rate swaps and cross currency swaps associated with the Credit Agreement borrowings of Stone-Canada. The net proceeds totaled approximately $34.9 million, the substantial portion of which was used to repay borrowings under the Company's revolving credit facilities.

    At December 31, 1993, the $1.45 billion of borrowings and accrued interest outstanding under the Credit Agreements and the ATL were secured by property, plant and equipment with a net book value of $518.4 million and by common stock of various subsidiaries of the Company representing net assets of approximately $3.4 billion (including collateralized property, plant and equipment with a net book value of $349.4 million) and by a lien on the Company's inventories. Additionally, other loan agreements aggregating $646.0 million were collateralized by approximately $1.56 billion of property, plant and equipment-net.

    Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor," requires a company to reclassify long-term debt as current when a covenant violation has occurred at the balance sheet date or would have occurred absent a loan modification and it is probable that the borrower will not be able to comply with the same covenant at measurement dates that are within the next twelve months. In November 1993, Stone Savannah River received a waiver of its fixed-charges-coverage covenant requirement as of December 31, 1993 and March 31, 1994. Management has prepared projections that indicate that upon the expiration of the waiver Stone Savannah River will not be in compliance with this covenant as of June 30, September 30, and December 31, 1994. Consequently, approximately $237.9 million of Stone Savannah River debt that otherwise would have been classified as long-term has been classified as current in the December 31, 1993 consolidated balance sheet. Stone Savannah River intends to seek, prior to June 10, 1994, appropriate financial covenant waivers or amendments from its bank group, although no assurance can be given that such waivers or amendments will be obtained. Any such failure to obtain covenant relief would result in a default under Stone Savannah River's credit agreement and other indebtedness and, if any such indebtedness was accelerated by the holders thereof, the lenders to the Company under the Credit Agreements and various other of the Company's debt instruments will be entitled to accelerate the indebtedness owed by the Company.

    On July 6, 1993, the Company sold $150 million principal amount of 12- 5/8 percent Senior Notes due July 15, 1998 (the "12- 5/8 percent Senior Notes"). The 12- 5/8 percent Senior Notes are not redeemable by the Company prior to maturity. Interest is payable semi-annually on January 15 and July 15, commencing January 15, 1994.

    Also on July 6, 1993, the Company sold, in a private transaction, $250 million principal amount of 8- 7/8 percent Convertible Senior Subordinated Notes due July 15, 2000 (the "8- 7/8 percent Convertible Senior Subordinated

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)
Notes"). The Company filed a shelf registration statement registering the 8- 7/8 percent Convertible Senior Subordinated Notes for resale by the holders thereof, which was declared effective August 13, 1993. The 8- 7/8 percent Convertible Senior Subordinated Notes are convertible, at the option of the holder, sixty days following the date of original issuance and prior to maturity, into shares of the Company's common stock at a conversion price of $11.55 per share of common stock, subject to adjustment in certain events. Additionally, the 8- 7/8 percent Convertible Senior Subordinated Notes are redeemable, at the option of the Company, in whole or in part, on and after July 15, 1998. Interest is payable semi-annually on January 15 and July 15, commencing January 15, 1994.

    The net proceeds of approximately $386 million received from the sales of the 12- 5/8 percent Senior Notes and the 8- 7/8 percent Convertible Senior Subordinated Notes were used by the Company to repay borrowings, without a reduction of commitments under the revolving credit facilities of its Credit Agreements, thereby restoring borrowing availability thereunder.

    In December 1993, Stone-Consolidated sold $173.3 million of 8 percent convertible subordinated debentures as part of the Units Offering. Concurrent with the Units Offering, Stone-Consolidated sold $225 million of 10- 1/4 percent Senior Secured Notes maturing on December 15, 2000 in a public offering in the United States. See Note 4--"Public Offering of Subsidiary Stock," for further details.

    On February 20, 1992, the Company sold $115 million principal amount of 6- 3/4 percent Convertible Subordinated Debentures due February 15, 2007 (the "6- 3/4 percent Subordinated Debentures"). The 6- 3/4 percent Subordinated Debentures are convertible, at the option of the holder, at any time prior to maturity, into shares of the Company's common stock at a conversion price of $33.94 per share of common stock (adjusted for the 2 percent common stock dividend issued September 15, 1992), subject to adjustment in certain events. Additionally, the 6- 3/4 percent Subordinated Debentures are redeemable at the option of the Company, in whole or from time to time in part, on and after February 16, 1996. Interest is payable semi-annually on February 15 and August 15, commencing August 15, 1992. The net proceeds from the sale of the 6- 3/4 percent Subordinated Debentures were used to fully prepay the $59.5 million sinking fund obligation due June 1, 1992, including accrued interest due thereon, and to prepay $47.5 million of the $59.5 million sinking fund obligation due June 1, 1993, including accrued interest due thereon, on the Company's 13- 5/8 percent Subordinated Notes.

    On March 18, 1992, the Company sold $200 million principal amount of 10- 3/4 percent Senior Subordinated Debentures due April 1, 2002 (the "10- 3/4 percent Senior Subordinated Debentures"). The 10- 3/4 percent Senior Subordinated Debentures are redeemable at the option of the Company, in whole or from time to time in part, on and after April 1, 1997. Interest is payable semi-annually on April 1 and October 1, commencing October 1, 1992. The net proceeds from these debentures were used to fund future capital expenditures by the Company.

    On June 25, 1992, the Company sold $150 million principal amount of 10- 3/4 percent Senior Subordinated Notes due June 15, 1997 (the "10- 3/4 percent Senior Subordinated Notes"). The 10- 3/4 percent Senior Subordinated Notes are redeemable at the option of the Company, in whole or from time to time in part, on and after June 15, 1995. Interest is payable semi-annually on June 15 and December 15, commencing December 15, 1992. The net proceeds of approximately $147 million from the issuance of these notes were used to fund a partial redemption of the Company's 13- 5/8 percent Subordinated Notes including accrued interest due thereon.

    On August 11, 1992, the Company sold $125 million principal amount of 11 percent Senior Subordinated Notes due August 15, 1999 (the "11 percent Senior Subordinated Notes"). The 11 percent Senior Subordinated Notes are redeemable at the option of the Company, in whole or from time to time in part, on and after August 15, 1997. Interest is payable semi-annually on February 15 and August 15, commencing February 15, 1993. The Company entered into a three-year interest rate swap arrangement that has the effect of converting, for the first three years, the fixed rate of interest on $100 million of the 11 percent Senior Subordinated Notes into a floating interest rate. As a result of this swap arrangement, the effective rate of interest for 1993 was 9.95 percent. While the Company is exposed to credit loss on its interest rate swaps in the event of nonperformance by the counterparties to such swaps, management believes that such nonperformance is unlikely to occur. The Company used the net proceeds from the issuance of the 11 percent Senior Subordinated Notes to partially repay approximately $102 million and $20 million, respectively, under its revolving credit facility and the March 1993 term loan amortization of its Credit Agreement.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)

    In 1992, Stone Financial Corporation ("Stone Fin") extended the maturity date of the $185 million three-year revolving credit facility used to purchase the accounts receivable for the first tranche of the Company's accounts receivable securitization program to September 15, 1995 from September 15, 1994. Stone Fin has the option, subject to bank consent, to extend the maturity date of its credit facility beyond September 15, 1995.

    Various interest rate options (LIBOR plus 1- 1/4 percent or Prime) are available to Stone Fin under its credit facility. In accordance with the provisions of this program, Stone Fin purchases (on an ongoing basis) certain of the accounts receivable of Stone Delaware, Inc., Stone Corrugated, Inc., and Stone Southwest, Inc., each of which is a wholly-owned subsidiary of the Company. Such purchased accounts receivable are solely the assets of Stone Fin, a wholly-owned but separate corporate entity of the Company, with its own separate creditors. In the event of a liquidation of Stone Fin such creditors would be entitled to satisfy their claims from Stone Fin's assets prior to any distribution to the Company. At December 31, 1993 and 1992, the Company's Consolidated Balance Sheets included $175.6 million and $160.3 million, respectively of Stone Fin accounts receivable and $150.5 million and $146.3 million, respectively, of borrowings under the program.

    On August 20, 1992, the Company completed the second tranche of its accounts receivable securitization program through the sale of certain of its accounts receivable to a newly formed wholly-owned subsidiary, Stone Fin II Receivables Corporation ("Stone Fin II"). Stone Fin II purchased the accounts receivable with proceeds from borrowings under a $180 million, three-year revolving credit facility (due September 15, 1995) provided by South Shore Funding Corporation, an unaffiliated financial organization. Stone Fin II has the option, subject to bank consent, to extend the maturity date of its credit facility beyond September 15, 1995.

    Two interest rate options (LIBOR plus 1- 1/4 percent or Prime) are available to Stone Fin II under its credit facility. In accordance with the provisions of this program, Stone Fin II purchases (on an ongoing basis) certain of the accounts receivable of Stone Consolidated Newsprint, Inc., Stone Packaging Corporation, Stone Southwest, Inc. and Stone Bag Corporation, each of which is a wholly-owned subsidiary of the Company. Such purchased accounts receivable are solely the assets of Stone Fin II, a wholly-owned but separate corporate entity of the Company, with its own separate creditors. In the event of a liquidation of Stone Fin II, such creditors would be entitled to satisfy their claims from Stone Fin II's assets prior to any distribution to the Company. The initial net proceeds of approximately $100 million from this transaction were used by the Company to complete the prepayment of its March 31, 1993 term loan installment and partially prepay approximately $57 million of its $175 million term loan installment due September 30, 1993. Subsequent proceeds from this securitization program were used for general corporate purposes. At December 31, 1993 and 1992, the Company's Consolidated Balance Sheets included $124.4 million and $152.6 million, respectively, of Stone Fin II accounts receivable and $81.9 million and $115.5 million, respectively, of borrowings under the program.

    In August and October 1992, the Company refinanced, in two separate issues, $30 million and $35 million of tax-exempt revenue bonds, respectively. The $30 million bonds bear interest at a rate of 7- 7/8 percent and are due August 1, 2013. The $35 million bonds bear interest at a rate of 8- 1/4 percent and are due June 1, 2016.

    The following table provides, as of December 31, 1993, the actual and pro forma amounts of long-term debt maturing during the next five years. The maturities on a pro forma basis reflect the impact of the Offerings discussed in
Note 2 and the application of the net proceeds received therefrom, as if such transaction had occurred as of December 31, 1993.

                                                                                               AS ADJUSTED
                                                                                                 FOR THE
(IN MILLIONS)                                                                       ACTUAL      OFFERINGS
- --------------------------------------------------------------------------------  ----------  --------------
1994............................................................................  $    308.4    $    308.4
1995............................................................................       710.5         270.2
1996............................................................................       437.9         219.1
1997............................................................................       946.4         732.2
1998............................................................................       523.9         523.9
Thereafter......................................................................     1,643.2       2,353.2

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)
    The 1995 maturities include $232.4 million outstanding under Stone Fin's and Stone Fin II's revolving credit facilities. Stone Fin and Stone Fin II have the option, subject to bank consents, to extend or refinance such obligations beyond 1995.

    Amounts payable under capitalized lease agreements are excluded from the above tabulation. See Note 13 for capitalized lease maturities.

    The Credit Agreements contain covenants that include, among other things, requirements to maintain certain financial tests and ratios (including a minimum current ratio, an indebtedness ratio, a minimum earnings before interest, taxes, depreciation and amortization test ("EBITDA") and a tangible net worth test) and certain restrictions and limitations, including those on capital expenditures, changes in control, payment of dividends, sales of assets, lease payments, investments, additional borrowings, mergers and purchases of stock and assets. The Credit Agreements also contain cross-default provisions relating to the non-recourse debt of its consolidated affiliate, Stone-Consolidated Corporation, and cross-acceleration provisions relating to the non-recourse debt of the consolidated affiliates, including Seminole and Stone Savannah River (see Note
18). Additionally, the Company's Credit Agreements provide for mandatory prepayments from sales of certain assets, debt and equity financings and excess cash flows. These prepayments along with voluntary prepayments are to be applied ratably to reduce loan commitments under the Credit Agreements. The indebtedness under the Credit Agreements is secured by a substantial portion of the assets of the Company.

    The Company and its bank group have amended the Company's Credit Agreements several times during the past three years. Such amendments provided among other things, greater financial flexibility and/or relief from certain financial covenants. In some instances, certain restrictions and limitations applicable to the Credit Agreements were tightened. There can be no assurance that future covenant relief will not be required or, if such relief is requested by the Company, that it will be obtained from the banks' lenders.

    The most recent amendment, which was executed in February of 1994 and became
effective  upon  the  completion  of   the  Offerings,  as  discussed  in   Note
2--"Subsequent Events," provided, among other things, for the following:

    (i) Permitted the Company to apply up to $200 million of net proceeds from the Offerings, which increased liquidity, as repayment of borrowings under the revolving credit facilities of the Credit Agreements without reducing the commitments thereunder and to the extent no balance was outstanding under the revolving credit facilities, permitted the Company to retain the balance of such $200 million of proceeds in cash.

    (ii) Permitted the Company to redeem the Company's 13- 5/8 percent Subordinated Notes maturing on June 1, 1995 from the proceeds received from the Offerings at a price equal to par, approximately $98 million principal amount, plus accrued interest to the redemption date.

    (iii) Amended the required levels of EBITDA, (as defined in the Credit Agreements), for certain specified periods to the following:

PERIODS                                                                                  EBITDA
- -----------------------------------------------------------------------------------  --------------
For the three months ended March 31, 1994                                            $   20 million
For the six months ended June 30, 1994                                               $   55 million
For the nine months ended September 30, 1994                                         $  111 million
For the twelve months ended December 31, 1994                                        $  180 million
For the twelve months ended March 31, 1995                                           $  226 million

       The required level of EBITDA is scheduled to increase for each rolling four quarter period thereafter until December 31, 1996, when the EBITDA for the twelve months ended December 31, 1996 is required to be $822 million.

    (iv) Reset to zero as of January 1, 1994 the dividend pool under the Credit Agreements which permits payment of dividends on the Company's capital stock and modifies the components used in calculating the ongoing balance in the dividend pool. Effective January 1, 1994, dividend payments on the Company's common stock and on certain preferred stock issues cannot exceed the sum of (i) 75 percent of the consolidated net

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)
       income,  (as  defined  in the  Credit  Agreements), of  the  Company from
         January 1, 1994 to the date of payment of such dividends, minus (ii) 100 percent of the consolidated net loss, (as defined in the Credit Agreements), of the Company from January 1, 1994 to the date of payment of such dividends, plus (iii) 100 percent of any net cash proceeds from sales of common stock or certain preferred stock of the Company from January 1, 1994 to any date of payment of such dividends (excluding the proceeds from the Offerings for which no dividend credit was received by the Company). Additionally, the restriction with respect to dividends on Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock") now mirror the dividend restriction in the Company's Senior Subordinated Indenture dated as of March 15, 1992.

    (v) Replaced the existing cross-default provisions relating to obligations of $10 million or more of the Company's separately financed subsidiaries, Seminole and Stone Savannah River, with cross-acceleration provisions.

    (vi) Replaced the current prohibition of investments in Stone Venepal Consolidated Pulp Inc. with restrictions substantially similar to the restrictions applicable to the Company's subsidiaries, Stone Savannah River and Seminole.

    (vii) Maintains the monthly indebtedness ratio requirement, as defined in the Credit Agreements, to be no higher than: 81.5 percent as of the end of each month from December 31, 1993 and ending prior to March 31, 1995 and 81 percent as of the end of each month from March 31, 1995 and ending prior to June 30, 1995. The indebtedness ratio requirement is scheduled to periodically decrease thereafter (from 80 percent on June 30, 1995) until February 28, 1997, when the ratio limitation is required to be 68 percent.

    (viii) Maintains the Consolidated Tangible Net Worth requirement (CTNW), (as defined in the Credit Agreements), to be equal to or greater than 50 percent of the highest CTNW for any quarter since the inception of the Credit Agreements.

    Additionally, at various times during the year, the Company amended and restated its Credit Agreements which provided, among other things to, (i) extend the maturity of the revolving credit facilities from March 1, 1994 to March 1, 1997 and reduce over a three-year period the revolving loan commitments; (ii) revise various financial covenants to provide greater financial flexibility to the Company; (iii) permit the Company to retain 25 percent of the net proceeds from future sales of equity securities (which could be used to reduce revolving credit borrowings without reducing the commitments thereunder); and (iv) permit the Company to retain 50 percent (maximum $100 million in the aggregate) of the net proceeds from any sale or disposition of its investment in certain joint ventures or unconsolidated subsidiaries (which could be used to reduce revolving credit borrowings without reducing the commitments thereunder). As part of these amendments, the Company agreed (i) to pay certain fees and higher interest rate margins and (ii) mortgage or pledge additional collateral including a pledge of the Stone-Consolidated common stock owned by the Company.

    There can be no assurance that the Company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of its Credit Agreements. Failure to achieve or maintain compliance with such financial ratio tests or other requirements under the Credit Agreements, in the absence of a waiver or amendment, would result in an event of default and could lead to the acceleration of the obligations under the Credit Agreements. The Company has successfully sought and received waivers and amendments to its Credit Agreements on various occasions since entering into the Credit Agreements. If further waivers or amendments are requested by the Company, there can be no assurance that the Company's bank lenders will again grant such requests. The failure to obtain any such waivers or amendments would reduce the Company's flexibility to respond to adverse industry conditions and could have a material adverse effect on the Company.

NOTE 11--LIQUIDITY MATTERS
    The Company's liquidity and financial flexibility is adversely affected by the net losses incurred during the past three years. Recently, the Company has improved its liquidity and financial flexibility through the completion of the Offerings in February of 1994 as discussed in Note 2--"Subsequent Events." At March 14, 1994 the Company had borrowing availability of $168.2 million under its revolving credit facilities. Notwithstanding these improvements in the Company's liquidity and financial flexibility, unless the Company achieves substantial price increases beyond year-

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--LIQUIDITY MATTERS (CONTINUED)
end levels, the Company will continue to incur net losses and negative cash flows from operating activities. Without such sustained substantial price increases, the Company may exhaust all or substantially all of its cash resources and borrowing availability under the revolving credit facilities. In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, sales of assets, the deferral of certain capital expenditures, obtaining additional sources of funds or pursuing the possible restructuring of its indebtedness. There can be no assurance that such measures, if required, would generate the liquidity required by the Company to operate its business and service its indebtedness. As currently scheduled, beginning in 1996 and continuing thereafter, the Company will be required to make significant amortization payments on its indebtedness which will require the Company to raise sufficient cash from operations or other sources or refinance or restructure maturing indebtedness. No assurance can be given that the Company will be able to generate or raise such funds.

    The Company, as part of its financial plan, had intended to sell an energy supply agreement related to its Florence, South Carolina mill. Even though a sale is still being investigated by the Company, the Company is no longer pursuing the original transaction; however, the Company is currently investigating alternative transactions.

NOTE 12--DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
    At December 31, 1993 and 1992, the carrying values of the Company's financial instruments approximate their fair values, except as noted below:

                                                                   DECEMBER 31,
                                                    ------------------------------------------
                                                            1993                  1992
                                                    --------------------  --------------------
                                                    CARRYING              CARRYING
(IN MILLIONS)                                        AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE
- --------------------------------------------------  --------  ----------  --------  ----------
Notes receivable and long-term investments........  $  134.9  $    118.1  $   65.5  $     51.1
Senior debt.......................................   2,344.5     2,362.8   2,623.5     2,635.3
Subordinated debt.................................   1,262.6     1,189.5   1,019.2       949.5
Non-recourse debt of consolidated affiliates......     963.1     1,002.3     627.3       627.3
Standby letters of credit.........................     --           76.1     --           68.9
Currency and interest rate hedges in payable
 position.........................................       2.6         4.2       6.5         4.4

    The fair values of notes receivable and certain investments are based on discounted future cash flows or the applicable quoted market price. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues. The fair value of letters of credit represent the face amount of the letters of credit adjusted for current rates. The fair value of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would pay to terminate agreements, taking into consideration the current interest rate and market conditions.

NOTE 13--LONG-TERM LEASES
    The Company leases certain of its facilities and equipment under leases expiring through the year 2023.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--LONG-TERM LEASES (CONTINUED)
    Future minimum lease payments under capitalized leases and their present value at December 31, 1993, and future minimum rental commitments (net of sublease rental income and exclusive of real estate taxes and other expenses) under operating leases having initial or remaining non-cancellable terms in excess of one year, are reflected below:

                                                    CAPITALIZED   OPERATING
(IN MILLIONS)                                         LEASES       LEASES
- --------------------------------------------------  -----------   ---------
1994..............................................  $      5.6    $   73.2
1995..............................................         2.7        64.0
1996..............................................         2.0        52.2
1997..............................................         1.2        45.3
1998..............................................          .3        40.8
Thereafter........................................         2.0       148.6
                                                         -----    ---------
Total minimum lease payments......................        13.8    $  424.1
                                                                  ---------
                                                                  ---------
Less: Imputed interest............................        (2.6)
                                                         -----
Present value of future minimum lease payments....  $     11.2
                                                         -----
                                                         -----

    Approximately $2.8 million of the total present value of future minimum capital lease payments relates to a Stone-Consolidated newsprint mill. Minimum lease payments for capitalized leases have not been reduced by minimum sublease rental income of $1.6 million due in the future under a non-cancellable lease.

    Rent expense for operating leases, including leases having a duration of less than one year, was approximately $83 million in 1993, $84 million in 1992 and $81 million in 1991.

NOTE 14--PREFERRED STOCK
    The Company has authorized 10,000,000 shares of preferred stock, $.01 par value, of which 4,600,000 shares are outstanding at December 31, 1993. Shares of preferred stock can be issued in series with varying terms as determined by the Board of Directors.

    On February 20, 1992, the Company issued 4,600,000 shares of $1.75 Series E Cumulative Preferred Stock at $25.00 per share. Dividends on the Series E Cumulative Preferred Stock are payable quarterly when, as and if declared by the Company's Board of Directors. The Series E Cumulative Preferred Stock is convertible, at the option of the holder at any time, into shares of the Company's common stock at a conversion price of $33.94 per share of common stock (adjusted for the 2 percent common stock dividend issued September 15, 1992), subject to adjustment under certain conditions. The Series E Cumulative Preferred Stock may alternatively be exchanged, at the option of the Company, on any dividend payment date commencing February 15, 1994, for the Company's 7 percent Convertible Subordinated Exchange Debentures due February 15, 2007 (the "Exchange Debentures") in a principal amount equal to $25.00 per share of Series E Cumulative Preferred Stock so exchanged. The Exchange Debentures would be virtually identical to the 6- 3/4 percent Subordinated Debentures, except that the Exchange Debentures would bear interest at the rate of 7 percent per annum and the interest payment dates would differ. Additionally, the Series E Cumulative Preferred Stock is redeemable at the option of the Company, in whole or from time to time in part, on and after February 16, 1996. The net proceeds of $111 million from the sale of the Series E Cumulative Preferred Stock were used to partially prepay the $175 million March 31, 1993 semi-annual term loan amortization under the Credit Agreements.

    The Company paid cash dividends during the first two quarters of 1993 on its Series E Cumulative Preferred Stock. However, due to a restrictive provision in the Senior Subordinated Indenture dated March 15, 1992 (the "Senior Subordinated Indenture") relating to the Company's 10- 3/4 percent Senior Subordinated Notes, its 11 percent Senior Subordinated Notes and its 10- 3/4 percent Senior Subordinated Debentures, the Board of Directors did not declare the scheduled August 15, 1993 or the November 15, 1993 quarterly dividend of $.4375 per share on the Series E Cumulative Preferred Stock nor was it permitted to declare or pay future dividends on the Series E Cumulative Preferred Stock until the Company generated income, or effected certain sales of capital stock, to replenish the dividend "pool" under various of its debt instruments. As of December 31, 1993, accumulated dividends on the

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--PREFERRED STOCK (CONTINUED)
Series E Cumulative Preferred Stock amounted to $4.0 million. As a result of the Offerings, the dividend pool under the Senior Subordinated Indenture was replenished from the sale of the common shares. Pursuant to the most recent amendment to the Company's Credit Agreements, the Company will be able, to the extent declared by the Board of Directors, to pay dividends on the Series E Cumulative Preferred Stock to the extent permitted under the Senior Subordinated Indenture. In the event the Company does not pay a dividend on the Series E Cumulative Preferred Stock for six quarters, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment.

REDEEMABLE PREFERRED STOCK OF A CONSOLIDATED AFFILIATE:

    The Company's Consolidated Balance Sheets include the Redeemable Series A Preferred Stock (the "Series A Preferred Stock") of Stone Savannah River. Stone Savannah River has authorized 650,000 shares of Series A Preferred Stock, of which 637,900 shares and 548,500 shares, having a total liquidation preference of $63.8 million and $54.9 million, were outstanding at December 31, 1993 and 1992, respectively. The Company owns one-third of the Series A Preferred Stock and has eliminated such investment in consolidation.

    The Series A Preferred Stock, $.01 par value, liquidation preference $100 per share, is cumulative with dividends of $15.375 per annum payable quarterly when, as and if declared by Stone Savannah River's Board of Directors. On or prior to December 15, 1993, dividends are payable through the issuance of additional shares of Series A Preferred Stock; thereafter, such dividends are payable in cash. Stock dividends of approximately $6.0 million in 1993, $5.1 million in 1992 and $4.4 million in 1991, representing approximately 60,000 shares, 51,000 shares and 44,000 shares, respectively, have been distributed to shareholders other than the Company. Commencing December 15, 2001, Stone Savannah River is required to redeem the Series A Preferred Stock at its liquidation preference in no less than three annual installments. Additionally, upon the occurrence of certain events, Stone Savannah River may be required to redeem all of the Series A Preferred Stock at prices declining annually to 100 percent of the liquidation preference by December 15, 2001. The Series A Preferred Stock is solely the obligation of Stone Savannah River and is without recourse to the parent company.

SERIES F PREFERRED STOCK:

    As a result of the agreement discussed in Note 18 between the Company and Venezolana de Pulpa y Papel ("Venepal"), a Venezuelan pulp and paper company, the Company has authorized 400,000 shares of 7 percent Series F Cumulative Convertible Exchangeable Preferred Stock (the "Series F Preferred Stock"). The Series F Preferred Stock, $.01 par value, liquidation preference $100 per share, is cumulative with dividends of $7 per annum payable quarterly when, as and if declared by the Company's Board of Directors and is convertible into shares of the Company's common stock at a conversion price of $18.422, subject to adjustment under certain conditions. The terms of the Series F Preferred Stock are virtually identical to the Series E Preferred Stock, except for the liquidation preference and the conversion rate. No shares of Series F Preferred Stock have been issued to date.

NOTE 15--COMMON STOCK
    The Company has authorized 200,000,000 shares of common stock, $.01 par value, of which 71,174,587 shares were outstanding at December 31, 1993.

    On September 15, 1992, the Company issued a 2 percent stock dividend to common stockholders of record August 25, 1992. The stock dividend was effected by the issuance of one share of common stock for every 50 shares of common stock held. Accordingly, all amounts per common share and weighted average number of common shares for all periods included in the consolidated financial statements have been retroactively adjusted to reflect this stock dividend.

STOCK RIGHTS:

    Each outstanding share of the Company's common stock carries a stock purchase right ("Right"). Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series D Junior Participating Preferred Stock, par value $.01 per share, at a purchase price of $130 subject to adjustment under certain circumstances. The Rights expire August 8, 1998 unless extended or earlier redeemed by the Company.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--COMMON STOCK (CONTINUED)
    The Rights will be exercisable only if a person or group, subject to certain exceptions, acquires 15 percent or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by such person or group of 15 percent or more of the Company's common stock. The Company can redeem the Rights at the rate of $.01 per Right at any time before the tenth business day (subject to extension) after a 15 percent position is acquired.

    If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder (other than the acquiring person or group) to purchase, at the Right's then-current exercise price, a number of the acquiring company's shares of common stock having a market value at that time of twice the Right's then-current exercise price.

    In addition, in the event that a 15 percent or greater stockholder acquires the Company by means of a reverse merger in which the Company and its common stock survive, or engages in self-dealing transactions with the Company, each holder of a Right (other than the acquiring person or group) will be entitled to purchase the number of shares of the Company's common stock having a market value of twice the then-current exercise price of the Right.

STOCK OWNERSHIP AND OPTION PLANS:

    In 1982, the Company adopted an Incentive Stock Option Plan under which options are granted to key employees who are not participants in the Company's Long-Term Incentive Program described below. This plan expired on March 21, 1992 and upon its expiration, the Board of Directors adopted a 1993 Plan, effective January 1, 1993. The provisions under the 1993 Plan are similar to the 1982 Plan, with 1,530,000 shares of common stock authorized except that under the new plan the Company may issue either incentive stock options or non-qualified stock options. Options under these plans provide for the purchase of common shares at prices not less than 100 percent of the market value of such shares on the date of grant. The options are exercisable, in whole or in part, after one year but no later than ten years from the date of the respective grant. No accounting recognition is given to stock options until they are exercised, at which time the option price received is credited to common stock.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--COMMON STOCK (CONTINUED)
    Transactions under the stock option plans are summarized as follows:

                                                           OPTION      OPTION PRICE
                                                           SHARES       PER SHARE*
                                                         -----------  --------------
Outstanding January 1, 1991............................      574,833     $4.98-29.28
  Granted..............................................      --             --
  Exercised............................................       (9,998)      6.01-8.74
  Cancelled............................................      --             --
                                                         -----------  --------------
Outstanding December 31, 1991..........................      564,835      4.98-29.28
  Granted..............................................      --             --
  Exercised............................................      (22,950)     4.98-29.28
  Adjustment for 2 percent stock dividend..............       10,707      8.74-29.28
  Cancelled............................................       (6,561)           6.01
                                                         -----------  --------------
Outstanding December 31, 1992..........................      546,031      8.74-29.28
  Granted..............................................      --             --
  Exercised............................................      --             --
  Cancelled............................................      --             --
                                                         -----------  --------------
Outstanding December 31, 1993..........................      546,031      8.74-29.28
                                                         -----------
                                                         -----------
Options exercisable at December 31,
  1993.................................................      546,031      8.74-29.29
  1992.................................................      546,031      8.74-29.28
Options available for grant at December 31,
  1993.................................................    1,530,000
  1992.................................................    1,530,000

- ---------
*  Adjusted for the 2 percent stock dividend issued September 15, 1992.

    Additionally, the Company's Long-Term Incentive Program provides for contingent awards of restricted shares of common stock and cash to certain key employees. The payment of the cash portion of the awards granted will depend on the extent to which the Company has met certain long-term performance goals as established by a committee of outside directors. The compensation related to this program is amortized over the related five-year restricted periods. The charge (credit) to compensation expense under this plan was $(1.2) million, $3.6 million and $4.7 million in 1993, 1992 and 1991, respectively. In 1993, prior cash awards that were accrued have been deemed to be not payable due to the financial results of the Company. Under this plan, 1,800,000 shares have been reserved for issuance, of which 186,253, 120,834 and 238,546 shares were granted in 1993, 1992 and 1991, respectively. At December 31, 1993, there were 951,761 shares available for grant.

NOTE 16--RELATED PARTY TRANSACTIONS
    The Company sells linerboard and corrugating medium to MacMillan Bathurst, a 50 percent owned non-consolidated affiliate and to Titan, a 49 percent owned non-consolidated affiliate. As discussed in Note 3, the Company sold its 49 percent interest in Titan in December 1993. Additionally, the Company purchases market pulp from Stone Venepal Consolidated Pulp Inc. ("Stone Venepal Consolidated"), a 50 percent owned non-consolidated affiliate of the Company. Stone Venepal Consolidated owns 50 percent of the Celgar Pulp Company, which operates a market pulp mill in British Columbia. The Company also sells boxboard to FCP, a 50 percent owned non-consolidated affiliate. Transactions under all of these agreements are primarily at market prices.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--RELATED PARTY TRANSACTIONS (CONTINUED)
    The following table summarizes the transactions between the Company and its non-consolidated affiliates and the payable and receivable balances outstanding at the end of each year.

                                                    YEAR ENDED DECEMBER
                                                            31,
                                                    -------------------
(IN MILLIONS)                                       1993   1992   1991
- --------------------------------------------------  -----  -----  -----
MacMillan Bathurst:
  Sales to........................................  $77.4  $67.3  $79.4
  Net receivable from.............................    9.9    9.8    6.1
Titan:
  Sales to........................................  $18.3  $13.4  $16.1
  Net receivable from.............................   (a)    12.8   14.3
  Management fee from.............................    1.0    1.0     .8
FCP Group:
  Sales to........................................  $ 4.3   (b)    (b)
Stone Venepal Consolidated:
  Purchases from..................................  $ 1.4  $  .5  $ 1.1
  Net payable to..................................     .7     .2   --

- ---------
(a)  Not applicable as equity investment in Titan was sold in December 1993.
(b)  Not applicable for 1992 and 1991 as FCP Group was formed in 1993.

NOTE 17--ADDITIONAL INFORMATION RELATING TO THE CONSOLIDATED FINANCIAL
STATEMENTS

OTHER NET OPERATING (INCOME) EXPENSE:

    The major components of other net operating (income) expense are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
(IN MILLIONS)                                        1993    1992    1991
- --------------------------------------------------  ------   -----  -------
Writedown of decommissioned assets................  $ 19.2   $ 4.0  $   4.0
Gain from an involuntary conversion at a paper
 mill.............................................    --      --      (17.5)
Loss on writedown of investments..................     3.4     8.8    --
Gains on sales of investments or assets...........   (40.7)   --       (7.4)
Loss from sale of business........................    --      --        1.5
Gain from settlement and termination of Canadian
 supply contract..................................    --      --      (41.8)
Writedown of certain receivables to net realizable
 value............................................    14.2    --      --
Other.............................................     8.6    --       (1.6)
                                                    ------   -----  -------
Total other net operating (income) expense........  $  4.7   $12.8  $ (62.8)
                                                    ------   -----  -------
                                                    ------   -----  -------

INTEREST EXPENSE:

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
(IN MILLIONS)                                        1993      1992      1991
- --------------------------------------------------  -------   -------   -------
Total interest cost incurred......................  $ 437.5   $ 433.5   $ 479.3
Interest capitalized..............................    (10.8)    (47.4)    (81.9)
                                                    -------   -------   -------
Interest expense..................................  $ 426.7   $ 386.1   $ 397.4
                                                    -------   -------   -------
                                                    -------   -------   -------

PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

    Selling, general and administrative expenses include provisions for doubtful accounts and notes receivable of $12.2 million for 1993, $8.3 million for 1992 and $7.1 million for 1991.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--ADDITIONAL INFORMATION RELATING TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OTHER, NET:

    The major components of other, net are as follows:

                                            YEAR ENDED DECEMBER 31,
                                          ---------------------------
(IN MILLIONS)                              1993      1992      1991
- ----------------------------------------  -------   -------   -------
Interest income.........................  $  11.2   $  11.5   $   8.4
Dividend income.........................       .4        .8       1.0
Foreign currency transaction gains
 (losses)...............................    (11.8)    (15.0)      4.9
Minority interest expense...............     (3.6)     (5.3)     (5.8)
Other...................................      2.9       8.6       6.2
                                          -------   -------   -------
Total other, net........................  $   (.9)  $    .6   $  14.7
                                          -------   -------   -------
                                          -------   -------   -------

INVESTMENTS IN NON-CONSOLIDATED AFFILIATES:

    The Company had investments in non-consolidated affiliates of $107.2 million and $131.9 million at December 31, 1993 and 1992, respectively. These amounts are included in other long-term assets in the Company's Consolidated Balance Sheets. See Note 16 for discussion of the transactions between the Company and its major non-consolidated affiliates.

ACCRUED AND OTHER CURRENT LIABILITIES:

    The major components of accrued and other current liabilities are as follows:

                                            YEAR ENDED
                                           DECEMBER 31,
                                          --------------
(IN MILLIONS)                              1993    1992
- ----------------------------------------  ------  ------
Accrued interest........................  $ 68.2  $ 60.4
Accrued payroll, related taxes and
 employee benefits......................    85.8   105.5
Other...................................   131.7   134.7
                                          ------  ------
Total accrued and other current
 liabilities............................  $285.7  $300.6
                                          ------  ------
                                          ------  ------

OTHER LONG-TERM LIABILITIES:

    Included in other long-term liabilities at December 31, 1993 and 1992 is approximately $52.3 million and $57.8 million, respectively, of deferred income relating to the October 1992 sale of an energy contract at the Company's Hopewell mill. This amount is being amortized over a 12 year period.

NOTE 18--COMMITMENTS AND CONTINGENCIES
    At December 31, 1993, the Company, excluding Stone Savannah River and Seminole, had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $20.3 million of which $8.3 million relates to Stone-Consolidated. Stone Savannah River and Seminole had, at
December 31, 1993, commitments outstanding for capital expenditures of approximately $4.9 million in the aggregate.

    The Company has a 50 percent equity interest in Stone Venepal Consolidated Pulp Inc. ("Stone Venepal Consolidated"), which in turn has a 50 percent undivided interest in the assets and liabilities of a joint venture which owns the Celgar pulp mill located at Castlegar, British Columbia. Venepal owns the other 50 percent equity interest in Stone Venepal Consolidated. On February 12, 1991, Stone Venepal Consolidated entered into a $350 million (Canadian) bank credit agreement for the purpose of financing its 50 percent share of a major improvement and expansion project at the Castlegar mill. Additionally, the Company entered into a Completion Financing Agreement for the purpose of funding part of the project costs that were incurred in excess of the primary borrowing facility, up to a maximum of $50 million (Canadian) in the aggregate. At December 31, 1993, the Company has paid $37.5 million (Canadian) under the Completion Financing Agreement which is the maximum amount the Company has determined it will be required to contribute.

    On October 30, 1992, the Company and Venepal entered into an agreement whereby Venepal's investment in the Celgar pulp mill, represented by Venepal's ownership of 50 percent of the outstanding common stock of Stone

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--COMMITMENTS AND CONTINGENCIES (CONTINUED)
Venepal Consolidated can be exchanged for the Company's Series F Preferred Stock (see Note 14). The exchange would occur at Venepal's option as a result of certain specific conditions relating to the operations of the Celgar pulp mill. None of these conditions as of December 31, 1993 have occurred that would trigger the exchange. The Company may, at its option, elect to honor the contingent exchange obligation with a cash payment to Venepal. Based upon Venepal's initial investment in Stone Venepal Consolidated, 212,903 shares of Series F Preferred Stock, liquidation preference $100 per share, would be issued in the event Venepal elected its exchange option. Further, if the Series F Preferred shares were converted to the Company's common stock at the conversion price of $18.422, an additional 1,155,703 shares of common stock would be issued. Venepal's interest in Stone Venepal Consolidated replaces the equity ownership formerly held by Power Corporation of Canada.

    The Credit Agreements limit in certain specific circumstances any further investments by the Company in Stone-Consolidated Corporation, Seminole and Stone Savannah River. Stone Savannah River and Seminole have incurred substantial indebtedness in connection with project financings and are significantly leveraged. As of December 31, 1993, Stone Savannah River had $402.6 million in outstanding indebtedness (including $268.9 million in secured indebtedness owed to bank lenders) and Seminole had $161.0 million in outstanding indebtedness (including $120.6 million in secured indebtedness owed to bank lenders). The Company has entered into separate output purchase agreements with each of these subsidiaries which require the Company to purchase Seminole's linerboard production at fixed prices until no later than September 1, 1994 and Stone Savannah River's linerboard and market pulp production at fixed prices until December 1994 and November 1995, respectively. After such dates, the Company is required to purchase the respective production at market prices for the remaining terms of these agreements. While the fixed prices in effect at December 31, 1993 were higher than market prices at such date, the price differentials have not had, nor are they expected to have, a significant impact on the Company's results of operations or financial position. However, at the time that the fixed price provisions of the output purchase agreements terminate, such subsidiaries may need to undertake additional measures to meet their debt service requirements, including obtaining additional sources of funds, postponing or restructuring of debt service payments or refinancing the indebtedness. In the event that such measures are required and are not successful, and such indebtedness is accelerated by the respective lenders to Stone Savannah River or Seminole, the lenders to the Company under the Credit Agreements and various other of its debt instruments would be entitled to accelerate the indebtedness owed by the Company.

    Under certain timber contracts, title passes as the timber is cut. These are considered to be commitments and are not recorded until the timber is removed. At December 31, 1993 commitments on such contracts, which run through 1997, were approximately $16.8 million.

    The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has in the past made significant capital expenditures to comply with water, air and solid and hazardous waste regulations and expects to make significant expenditures in the future. Capital expenditures for environmental control equipment and facilities were approximately $28 million in 1993 and the Company anticipates that 1994 and 1995 environmental capital expenditures will approximate $71 million and $96 million, respectively. Included in these amounts are capital expenditures for Stone-Consolidated which were approximately $5 million in 1993 and are anticipated to approximate $36 million in 1994 and $64 million in 1995. Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments which cannot be predicted at this time, the Company anticipates that these costs are likely to increase as environmental regulations become more stringent. Environmental control expenditures include projects which, in addition to meeting environmental concerns, yield certain benefits to the Company in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation) represent ongoing costs to the Company. On December 17, 1993, the Environmental Protection Agency proposed regulations under the Clean Air Act and the Clean Water Act for the pulp and paper industry, which if and when implemented, would affect directly a number of the Company's facilities. Since the regulations have only recently been proposed, the Company is currently unable to estimate the nature or level of future expenditures that

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--COMMITMENTS AND CONTINGENCIES (CONTINUED) may be required to comply with such regulations if the proposed regulations become final in some form. In addition, the Company is from time to time subject to litigation and governmental proceedings regarding environmental matters in which injunctive and/or monetary relief is sought.

    The Company has been named as a potentially responsible party ("PRP") at a number of sites which are the subject of remedial activity under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") or comparable state laws. Although the Company is subject to joint and several liability imposed under Superfund, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Future environmental regulations, including the December 17, 1993 regulations, may have an unpredictable adverse effect on the Company's operations and earnings, but they are not expected to adversely affect the Company's competitive position.

    The Company has entered into a purchase agreement with a certain party in which the Company has agreed to purchase annually 90,000 tons of linerboard at specified prices over a ten year period. Commencement of this agreement is contingent upon the completion of a manufacturing facility by the other party.

    Refer to Notes 10 and 13 for further discussion of the Company's debt, hedging and lease commitments.

    Additionally, the Company is involved in certain litigation primarily arising in the normal course of business. In the opinion of management, the Company's liability under any pending litigation would not materially affect its financial condition or results of operations.

NOTE 19--SEGMENT INFORMATION

BUSINESS SEGMENTS:

    The Company operates principally in two business segments. The paperboard and paper packaging segment is comprised primarily of facilities that produce containerboard, kraft paper, boxboard, corrugated containers and paper bags and sacks. The white paper and pulp segment consists of facilities that manufacture and sell newsprint, groundwood paper and market pulp. The Company has other operations, primarily consisting of wood products operations, flexible packaging operations and railroad operations. Intersegment sales are accounted for at transfer prices which approximate market prices.

    Operating profit includes all costs and expenses directly related to the segment involved. The corporate portion of operating profit includes corporate general and administrative expenses and equity income (loss) of non-consolidated affiliates.

    Assets are assigned to segments based on use. Corporate assets primarily consist of cash and cash equivalents, fixed assets, certain deferred charges and investments in non-consolidated affiliates.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--SEGMENT INFORMATION (CONTINUED)
    Financial information by business segment is summarized as follows:

(IN MILLIONS)                                                          1993           1992           1991
- -----------------------------------------------------------------  ------------   ------------   ------------
SALES:
Paperboard and paper packaging...................................  $3,810.1       $4,185.7       $4,037.7
White paper and pulp.............................................     965.0        1,078.3        1,115.8
Other............................................................     330.6          303.0          275.3
Intersegment.....................................................     (46.1)         (46.3)         (44.5)
                                                                   ------------   ------------   ------------
  Total sales....................................................  $5,059.6       $5,520.7       $5,384.3
                                                                   ------------   ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECTS OF
 ACCOUNTING CHANGES:
Paperboard and paper packaging...................................  $  206.4       $  322.1       $  355.8
White paper and pulp.............................................    (194.2)         (87.0)          84.1
Other............................................................      36.4           12.0           (6.0)
                                                                   ------------   ------------   ------------
                                                                       48.6          247.1          433.9
Interest expense.................................................    (426.7)        (386.1)        (397.4)
Foreign currency transaction gains (losses)......................     (11.8)         (15.0)           4.9
General corporate................................................     (77.0)(1)      (75.3)(1)      (59.4)(1)
                                                                   ------------   ------------   ------------
  Loss before income taxes and cumulative effects of accounting
   changes.......................................................  $ (466.9)      $ (229.3)      $  (18.0)
                                                                   ------------   ------------   ------------
DEPRECIATION AND AMORTIZATION:
Paperboard and paper packaging...................................  $  179.5       $  173.3       $  154.5
White paper and pulp.............................................     135.8          123.6           88.8
Other                                                                  20.9           24.3           23.0
General corporate................................................      10.6            8.0            7.2
                                                                   ------------   ------------   ------------
  Total depreciation and amortization............................  $  346.8       $  329.2       $  273.5
                                                                   ------------   ------------   ------------
ASSETS:
Paperboard and paper packaging...................................  $3,436.5       $3,516.3       $3,728.5
White paper and pulp.............................................   2,632.8        2,763.4        2,459.9
Other............................................................     344.6          379.6          383.4
General corporate................................................     422.8(2)       367.7(2)       331.1(2)
                                                                   ------------   ------------   ------------
  Total assets...................................................  $6,836.7       $7,027.0       $6,902.9
                                                                   ------------   ------------   ------------
CAPITAL EXPENDITURES:
Paperboard and paper packaging...................................  $  100.7       $  177.1       $  322.6
White paper and pulp.............................................      44.2           98.6          100.6
Other............................................................       1.5            4.8            4.4
General corporate................................................       3.3             .9            2.5
                                                                   ------------   ------------   ------------
  Total capital expenditures.....................................  $  149.7       $  281.4       $  430.1
                                                                   ------------   ------------   ------------

- ---------
(1) Includes equity in net income (loss) of non-consolidated vertically integrated affiliates as follows: Paperboard and paper packaging segment--$(5.2) in 1993, $(3.3) in 1992 and $2.4 in 1991; White paper and pulp segment--  $(2.5) in  1993, $(2.7)  in 1992  and $(1.5)  in 1991;  and
     other--$(4.0) in 1993, $.7 in 1992 and $.2 in 1991.
(2) Includes investments in non-consolidated vertically integrated affiliates as follows: Paperboard and paper packaging segment--$33.6 in 1993, $42.2 in 1992 and $38.6 in 1991; White paper and pulp segment--$27.8 in 1993, $29.4 in 1992 and $26.2 in 1991; and other--$45.8 in 1993, $2.2 in 1992 and $1.3 in 1991.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--SEGMENT INFORMATION (CONTINUED)
GEOGRAPHIC SEGMENTS:

    The chart below provides financial information for the Company's operations based on the region in which the operations are located.

                                                                             INCOME (LOSS) BEFORE
                                                                               INCOME TAXES AND
                                        TRADE    INTER-AREA      TOTAL       CUMULATIVE EFFECT OF
(IN MILLIONS)                           SALES       SALES        SALES       AN ACCOUNTING CHANGE        ASSETS
- -------------------------------------  --------  -----------   ---------   ------------------------   ------------
1993
United States........................  $3,678.2  $     16.4    $ 3,694.6   $              112.0       $  3,256.8
Canada...............................     756.2        16.9        773.1                  (69.5)         2,374.8
Europe...............................     625.2         1.7        626.9                    6.1            782.3
                                       --------  -----------   ---------               --------       ------------
                                        5,059.6        35.0      5,094.6                   48.6          6,413.9
Interest expense.....................                                                    (426.7)
Foreign currency transaction
 losses..............................                                                     (11.8)
General corporate....................                                                     (77.0)(1)        422.8(2)
Inter-area eliminations..............                 (35.0)       (35.0)           --
                                       --------  -----------   ---------               --------       ------------
Total................................  $5,059.6  $   --        $ 5,059.6   $             (466.9)      $  6,836.7
                                       --------  -----------   ---------               --------       ------------
                                       --------  -----------   ---------               --------       ------------

                                                                             INCOME (LOSS) BEFORE
                                                                               INCOME TAXES AND
                                        TRADE    INTER-AREA      TOTAL       CUMULATIVE EFFECT OF
(IN MILLIONS)                           SALES       SALES        SALES       AN ACCOUNTING CHANGE        ASSETS
- -------------------------------------  --------  -----------   ---------   ------------------------   ------------
1992
United States........................  $3,908.5  $     28.9    $ 3,937.4   $              300.3       $  3,406.0
Canada...............................     770.4        20.0        790.4                  (97.3)         2,375.6
Europe...............................     841.8         5.1        846.9                   44.1            877.7
                                       --------  -----------   ---------               --------       ------------
                                        5,520.7        54.0      5,574.7                  247.1          6,659.3
Interest expense.....................                                                    (386.1)
Foreign currency transaction
 losses..............................                                                     (15.0)
General corporate....................                                                     (75.3)(1)        367.7(2)
Inter-area eliminations..............                 (54.0)       (54.0)           --
                                       --------  -----------   ---------               --------       ------------
Total................................  $5,520.7  $   --        $ 5,520.7   $             (229.3)      $  7,027.0
                                       --------  -----------   ---------               --------       ------------
                                       --------  -----------   ---------               --------       ------------
                                                                             INCOME (LOSS) BEFORE
                                                                               INCOME TAXES AND
                                        TRADE    INTER-AREA      TOTAL       CUMULATIVE EFFECT OF
(IN MILLIONS)                           SALES       SALES        SALES       AN ACCOUNTING CHANGE        ASSETS
- -------------------------------------  --------  -----------   ---------   ------------------------   ------------
1991
United States........................  $3,700.0  $     29.8    $ 3,729.8   $              335.2       $  3,277.5
Canada...............................     870.6        24.6        895.2                   13.8          2,389.8
Europe...............................     813.7      --            813.7                   84.9            904.5
                                       --------  -----------   ---------               --------       ------------
                                        5,384.3        54.4      5,438.7                  433.9          6,571.8
Interest expense.....................                                                    (397.4)
Foreign currency transaction gains...                                                       4.9
General corporate....................                                                     (59.4)(1)        331.1(2)
Inter-area eliminations..............                 (54.4)       (54.4)           --
                                       --------  -----------   ---------               --------       ------------
Total................................  $5,384.3  $   --        $ 5,384.3   $              (18.0)      $  6,902.9
                                       --------  -----------   ---------               --------       ------------
                                       --------  -----------   ---------               --------       ------------

- ---------
(1) Includes equity in net income (loss) of non-consolidated vertically integrated affiliates as follows: United States-- $(1.0) in 1993, $(1.2) in 1992 and $(.1) in 1991; Canada--$(3.0) in 1993, $(3.0) in 1992 and
      $(.6) in 1991; and other--$(7.7) in 1993, $(1.1) in 1992 and $1.8 in 1991.
(2) Includes investments in non-consolidated vertically integrated affiliates as follows: United States--$ -- in 1993, $4.7 in 1992 and $1.2 in 1991; Canada--$63.0 in 1993, $68.7 in 1992 and $64.9 in 1991; and other--$44.2 in 1993, $.4 in 1992 and $ -- in 1991.

    The Company's export sales from the United States were $341 million, $428 million and $330 million for 1993, 1992 and 1991, respectively.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 20--SUMMARY OF QUARTERLY DATA (UNAUDITED)

    The following table summarizes quarterly financial data for 1993 and 1992:

                                                                                 QUARTER
                                                              ---------------------------------------------
(IN MILLIONS EXCEPT PER SHARE)                                FIRST(2)     SECOND       THIRD     FOURTH(1)     YEAR
- ------------------------------------------------------------  ---------   ---------   ---------   ---------   ---------
1993
- ------------------------------------------------------------
Net sales...................................................  $ 1,306.3   $ 1,267.6   $ 1,242.6   $ 1,243.1   $ 5,059.6
Cost of products sold.......................................    1,070.3     1,050.3     1,058.9     1,044.1     4,223.5
Depreciation and amortization...............................       87.1        88.8        81.2        89.7       346.8
Loss before cumulative effect of an accounting change.......      (62.7)      (71.6)      (99.2)      (85.8)     (319.2)
Cumulative effect of change in accounting for postretirement
 benefits...................................................      (39.5)     --          --          --           (39.5)
Net loss....................................................     (102.2)      (71.6)      (99.2)      (85.8)     (358.7)
                                                              ---------   ---------   ---------   ---------   ---------
Per share of common stock:
  Loss before cumulative effect of an accounting change.....       (.91)      (1.03)      (1.42)      (1.23)      (4.59)
  Cumulative effect of change in accounting for
   postretirement benefits..................................       (.56)     --          --          --            (.56)
                                                              ---------   ---------   ---------   ---------   ---------
  Net loss..................................................      (1.47)      (1.03)      (1.42)      (1.23)      (5.15)
                                                              ---------   ---------   ---------   ---------   ---------
Cash dividends per common share.............................     --          --          --          --          --
                                                              ---------   ---------   ---------   ---------   ---------
                                                              ---------   ---------   ---------   ---------   ---------
1992
- ------------------------------------------------------------
Net sales...................................................  $ 1,354.3   $ 1,371.1   $ 1,464.6   $ 1,330.7   $ 5,520.7
Cost of products sold.......................................    1,084.2     1,107.8     1,193.3     1,088.4     4,473.7
Depreciation and amortization...............................       77.8        82.4        87.1        81.9       329.2
Loss before cumulative effect of an accounting change.......       (9.3)      (40.7)      (43.2)      (76.7)     (169.9)
Cumulative effect of change in accounting for income
 taxes......................................................      (99.5)     --          --          --           (99.5)
Net loss....................................................     (108.8)      (40.7)      (43.2)      (76.7)     (269.4)
                                                              ---------   ---------   ---------   ---------   ---------
Per share of common stock:
  Loss before cumulative effect of an accounting change.....       (.15)       (.60)       (.64)      (1.10)      (2.49)
  Cumulative effect of change in accounting for income
   taxes....................................................      (1.40)     --          --          --           (1.40)
                                                              ---------   ---------   ---------   ---------   ---------
  Net loss..................................................      (1.55)       (.60)       (.64)      (1.10)      (3.89)
                                                              ---------   ---------   ---------   ---------   ---------
Cash dividends per common share.............................        .17         .18      --          --             .35
                                                              ---------   ---------   ---------   ---------   ---------
                                                              ---------   ---------   ---------   ---------   ---------

(1) The fourth quarter of 1993 includes a pre-tax gain of approximately $35.4 million from the sale of the Company's 49 percent equity interest in Titan and a reduction in an accrual resulting from a change in the Company's vacation pay policy which were partially offset by the writedown of the carrying values of certain Company assets. The fourth quarter of 1992 was unfavorably impacted by a roll-back of linerboard price increases which resulted in the issuance of customer credits in the fourth quarter pertaining to third quarter 1992 billings. Price increases are invoiced for shipments on or after the effective date of the price increase. In certain circumstances the Company, as a result of competitive pressures, may issue credits for the previously billed price increases. When it becomes probable that a price increase will not be successful or will be delayed, the Company accrues for possible credits to be issued.
(2) The Company adopted SFAS 106 effective January 1, 1993 and SFAS 109 effective January 1, 1992.
(3) Amounts per common share have been adjusted for the 2 percent common stock dividend issued September 15, 1992.

                      Report of Independent Accountants on
        _Supplemental Financial Information_

To the Board of Directors of
Stone Container Corporation

Our audits of the consolidated financial statements referred to in our report dated March 23, 1994 appearing on page 32 of this Annual Report on Form 10-K (such report contains explanatory paragraphs referring to (i) certain liquidity matters discussed in Notes 11 and 18 to the Company's consolidated financial statements; and (ii) the change in accounting methods discussed in Note 1 to the Company's consolidated financial statements) also included an audit of the Supplemental Financial Information listed and appearing in Item 14(a)2 of this Form 10-K. In our opinion, this Supplemental Financial Information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE

Chicago, Illinois
March 23, 1994

                       Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-66086) and in the Registration Statements on Form S-8 (Nos. 2-79221, 33-33784, 33-38295 and 33-66132) of Stone Container Corporation of our report dated March 23, 1994 appearing on page 32 of this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Supplemental Financial Information, which appears on page 66 of this Form 10-K.

PRICE WATERHOUSE

Chicago, Illinois
March 23, 1994

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                 SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT (A)
                                 (IN MILLIONS)

                COLUMN A                   COLUMN B   COLUMN C     COLUMN D      COLUMN E      COLUMN F
- ----------------------------------------  ----------  ---------   -----------  ------------   ----------
                                          BALANCE AT                                          BALANCE AT
                                          BEGINNING   ADDITIONS                   OTHER         END OF
             CLASSIFICATION               OF PERIOD    AT COST    RETIREMENTS    CHANGES        PERIOD
- ----------------------------------------  ----------  ---------   -----------  ------------   ----------
For the year ended December 31, 1993:
  Machinery and equipment...............  $  4,381.4  $  257.4    $     31.7   $ (208.4)      $  4,398.7
  Building and leasehold improvements...       668.4      28.0           4.8      (16.6)           675.0
  Land and land improvements............       105.7       5.8            .8       (7.7)           103.0
  Construction in progress..............       209.6    (141.5)           .2       (3.9)            64.0
                                          ----------  ---------        -----   ------------   ----------
      Total.............................  $  5,365.1  $  149.7    $     37.5   $ (236.6)(B)   $  5,240.7
  Timberlands...........................        72.5      24.5           6.9       (2.5)(D)         87.6
                                          ----------  ---------        -----   ------------   ----------
      Total.............................  $  5,437.6  $  174.2    $     44.4   $ (239.1)      $  5,328.3
                                          ----------  ---------        -----   ------------   ----------
                                          ----------  ---------        -----   ------------   ----------
For the year ended December 31, 1992:
  Machinery and equipment...............  $  3,548.8  $  577.4    $     13.0   $  268.2       $  4,381.4
  Building and leasehold improvements...       579.5     111.6            .4      (22.3)           668.4
  Land and land improvements............        67.3       9.9            .2       28.7            105.7
  Construction in progress..............       631.0    (417.5)           --       (3.9)           209.6
                                          ----------  ---------        -----   ------------   ----------
      Total.............................  $  4,826.6  $  281.4    $     13.6   $  270.7(C)    $  5,365.1
  Timberlands...........................        52.2      22.0           9.9        8.2(E)          72.5
                                          ----------  ---------        -----   ------------   ----------
      Total.............................  $  4,878.8  $  303.4    $     23.5   $  278.9       $  5,437.6
                                          ----------  ---------        -----   ------------   ----------
                                          ----------  ---------        -----   ------------   ----------
For the year ended December 31, 1991:
  Machinery and equipment...............  $  3,083.6  $  523.0    $     43.1   $  (14.7)      $  3,548.8
  Building and leasehold improvements...       549.3      44.8           7.1       (7.5)           579.5
  Land and land improvements............        65.3       1.3           2.1        2.8             67.3
  Construction in progress..............       756.9    (139.0)           .3       13.4            631.0
                                          ----------  ---------        -----   ------------   ----------
      Total.............................  $  4,455.1  $  430.1    $     52.6   $   (6.0)(D)   $  4,826.6
  Timberlands...........................        49.2      13.2          10.4         .2(D)          52.2
                                          ----------  ---------        -----   ------------   ----------
      Total.............................  $  4,504.3  $  443.3    $     63.0   $   (5.8)      $  4,878.8
                                          ----------  ---------        -----   ------------   ----------
                                          ----------  ---------        -----   ------------   ----------

- ---------
(A) Information relating to the rates used in computing annual depreciation and amortization is incorporated by reference to the Notes to the
      Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 1--Summary of Significant Accounting Policies", pages 37-39.
(B) Primarily represents the effects of foreign currency translation, the write-off of certain decommissioned assets and the transfer of assets for the Company's European folding carton operations which in the early part of 1993 was merged into a joint venture and accordingly is now accounted for under the equity method.
(C) Primarily represents the effects of foreign currency translation, assets purchased in the acquisition of Societe Emballages des Cevennes, S.A., write-up adjustments as a result of the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109") as of January 1, 1992 and reclassifications among property categories.
(D)   Primarily represents the effects of foreign currency translation.
(E) Represents the effects of foreign currency translation and the adjustment as a result of the adoption of SFAS 109.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                                 (IN MILLIONS)

                     COLUMN A                        COLUMN B   COLUMN C    COLUMN D       COLUMN E       COLUMN F
- --------------------------------------------------  ----------  ---------  -----------  --------------   ----------
                                                                ADDITIONS
                                                                 CHARGED
                                                    BALANCE AT     TO                                    BALANCE AT
                                                    BEGINNING   COSTS AND                                  END OF
                  CLASSIFICATION                    OF PERIOD   EXPENSES   RETIREMENTS  OTHER CHANGES      PERIOD
- --------------------------------------------------  ----------  ---------  -----------  --------------   ----------
For the year ended December 31, 1993:
  Machinery and equipment.........................  $  1,488.0  $  267.3   $     22.3   $    (80.1)      $  1,652.9
  Building and leasehold improvements.............       160.3      31.6          3.0         (3.8)           185.1
  Land and land improvements......................        13.6       2.9           .2       --                 16.3
                                                    ----------  ---------       -----       ------       ----------
      Total.......................................     1,661.9     301.8         25.5        (83.9)(A)      1,854.3
  Timberlands.....................................         3.1        .6       --           --                  3.7
                                                    ----------  ---------       -----       ------       ----------
      Total.......................................  $  1,665.0  $  302.4   $     25.5   $    (83.9)      $  1,858.0
                                                    ----------  ---------       -----       ------       ----------
                                                    ----------  ---------       -----       ------       ----------
For the year ended December 31, 1992:
  Machinery and equipment.........................  $  1,171.4  $  263.3   $      7.4   $     60.7       $  1,488.0
  Building and leasehold improvements.............       126.4      33.0           .1          1.0            160.3
  Land and land improvements......................         8.6       2.4           .1          2.7             13.6
                                                    ----------  ---------       -----       ------       ----------
      Total.......................................     1,306.4     298.7          7.6         64.4(B)       1,661.9
  Timberlands.....................................         1.3        .7       --              1.1(D)           3.1
                                                    ----------  ---------       -----       ------       ----------
      Total.......................................  $  1,307.7  $  299.4   $      7.6   $     65.5       $  1,665.0
                                                    ----------  ---------       -----       ------       ----------
                                                    ----------  ---------       -----       ------       ----------
For the year ended December 31, 1991:
  Machinery and equipment.........................  $    988.5  $  208.7   $     19.0   $     (6.8)      $  1,171.4
  Building and leasehold improvements.............        96.6      27.4          4.6          7.0            126.4
  Land and land improvements......................         6.0       2.1           .7          1.2              8.6
                                                    ----------  ---------       -----       ------       ----------
      Total.......................................     1,091.1     238.2         24.3          1.4(C)       1,306.4
  Timberlands.....................................          .8        .5       --           --                  1.3
                                                    ----------  ---------       -----       ------       ----------
      Total.......................................  $  1,091.9  $  238.7   $     24.3   $      1.4       $  1,307.7
                                                    ----------  ---------       -----       ------       ----------
                                                    ----------  ---------       -----       ------       ----------

- ---------
(A) Primarily represents the effects of foreign currency translation, the write-off of certain decommissioned assets and the transfer of assets for the Company's European folding carton operations which in the early part of 1993 was merged into a joint venture and accordingly is now accounted for under the equity method.
(B) Primarily represents the effects of foreign currency translation, write-up adjustments as a result of the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109") as of January 1, 1992 and reclassifications among property categories.
(C) Primarily represents the effects of foreign currency translation and reclassifications among property categories.
(D)   Represents the adjustment as a result of the adoption of SFAS 109.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN MILLIONS)

                     COLUMN A                        COLUMN B    COLUMN C    COLUMN D    COLUMN E
- --------------------------------------------------  ----------  ----------  ----------  ----------
                                                                ADDITIONS
                                                    BALANCE AT  CHARGED TO              BALANCE AT
                                                    BEGINNING   COSTS AND                 END OF
                   DESCRIPTION                      OF PERIOD    EXPENSES   DEDUCTIONS    PERIOD
- --------------------------------------------------  ----------  ----------  ----------  ----------
Allowance for doubtful accounts and notes and
 sales returns and allowances:
  Year ended December 31, 1993....................  $    19.3   $    29.2   $    29.2   $    19.3
  Year ended December 31, 1992....................  $    15.6   $    14.3   $    10.6   $    19.3
  Year ended December 31, 1991....................  $    13.5   $    13.0   $    10.9   $    15.6

                       SCHEDULE IX--SHORT-TERM BORROWINGS
                                 (IN MILLIONS)

                     COLUMN A                       COLUMN B   COLUMN C    COLUMN D     COLUMN E      COLUMN F
- --------------------------------------------------  ---------  --------   -----------  -----------  -------------
                                                                            MAXIMUM      AVERAGE      WEIGHTED
                                                               WEIGHTED     AMOUNT       AMOUNT        AVERAGE
                                                     BALANCE   AVERAGE    OUTSTANDING  OUTSTANDING  INTEREST RATE
              CATEGORY OF AGGREGATE                 AT END OF  INTEREST   DURING THE   DURING THE    DURING THE
              SHORT-TERM BORROWINGS                  PERIOD      RATE       PERIOD       PERIOD       PERIOD(A)
- --------------------------------------------------  ---------  --------   -----------  -----------  -------------
Notes payable to banks:
  Year ended December 31, 1993....................  $  --           --%   $     34.0   $     19.8            6.5%
  Year ended December 31, 1992....................  $   33.0       8.1%   $     50.1   $     37.1            8.0%
  Year ended December 31, 1991....................  $   19.1      10.3%   $     19.3   $     16.4           10.2%

- ---------
(A) Weighted average interest rate for the year is determined by dividing the average daily interest expense by the total average borrowings for the year.

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN MILLIONS)

                     COLUMN A                              COLUMN B
- --------------------------------------------------  ----------------------
                                                     CHARGED TO COSTS AND
                                                          EXPENSES,
                                                     YEAR ENDED DECEMBER
                                                             31,
                                                    ----------------------
                                                     1993    1992    1991
                                                    ------  ------  ------
Maintenance and repairs...........................  $385.5  $428.5  $399.8

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
            SUMMARIZED FINANCIAL INFORMATION--STONE SOUTHWEST, INC.

    Shown below  is consolidated,  summarized  financial information  for  Stone
Southwest, Inc. (formerly known as Southwest Forest Industries, Inc.). The summarized financial information for Stone Southwest, Inc. ("Stone Southwest") does not include purchase accounting adjustments or the impact of the debt incurred to finance the acquisition of Stone Southwest:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
(IN MILLIONS)                                         1993        1992        1991
- --------------------------------------------------  ---------   ---------   ---------
Net sales.........................................  $ 1,660.1   $ 1,755.9   $ 1,860.9
Cost of products sold and depreciation............    1,396.6     1,390.7     1,488.8
Income (loss) before cumulative effects of
 accounting changes...............................      (12.6)       57.7        46.8
Cumulative effect of change in accounting for
 postretirement benefits..........................       (8.3)     --          --
Cumulative effect of change in accounting for
 income taxes.....................................     --           (27.2)     --
Net income (loss).................................      (20.8)       30.5        46.8

                                                        DECEMBER 31,
                                                    ---------------------
(IN MILLIONS)                                         1993        1992
- --------------------------------------------------  ---------   ---------
Current assets....................................  $   360.9   $   357.1
Noncurrent assets*................................    1,600.5     1,674.6
Current liabilities...............................      141.3       212.7
Noncurrent liabilities and obligations............      395.8       369.2

- ---------
* Includes $857.4 and $915.8 due from the Registrant at December 31, 1993 and 1992, respectively.