Form 10-Q
period 1994-03-31
STONE CONTAINER CORP
filed 1994-05-16
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly period ended March 31, 1994

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the transition period from ______________ to _____________.

          Commission file  number 1-3439


                      STONE CONTAINER CORPORATION
     ________________________________________________________________
            (Exact name of registrant as specified in its charter)

Delaware                                     36-2041256
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)                identification no.)

150 North Michigan Avenue, Chicago, Illinois            60601
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number:  312-346-6600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

               Yes   X                 No

Number of common shares outstanding as of April 29, 1994:  90,388,091

                       PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                 STONE CONTAINER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      March 31,   December 31,
(in millions)                                             1994*         1993
____________________________________________________  _______________________
Assets
Current assets:
Cash and cash equivalents...........................  $  179.1      $  247.4
Accounts and notes receivable (less allowances of
  $19.8 and $19.3)..................................     681.9         622.3
Inventories.........................................     695.5         719.4
Other..............................................      204.4         164.1
____________________________________________________  _______________________
     Total current assets..........................    1,760.9       1,753.2
____________________________________________________  _______________________
Property, plant and equipment......................    5,197.0       5,240.7
Accumulated depreciation and amortization..........   (1,901.7)     (1,854.3)
                                                      _______________________
     Property, plant and equipment--net............    3,295.3       3,386.4
Timberlands........................................       86.0          83.9
Goodwill...........................................      877.4         910.5
Other..............................................      686.2         702.7
___________________________________________________   _______________________
Total assets.......................................   $6,705.8      $6,836.7
                                                      ========================
Liabilities and stockholders' equity
Current liabilities:
Current maturities of senior and subordinated
  long-term debt...................................   $   17.0      $   22.6
Current maturities of non-recourse debt of
  consolidated affiliates..........................      279.7         290.5
Accounts payable...................................      271.1         297.1
Income taxes.......................................       45.8          47.6
Accrued and other current liabilities..............      303.0         285.7
___________________________________________________   _______________________
     Total current liabilities.....................      916.6         943.5
___________________________________________________   _______________________
Senior long-term debt..............................    2,265.9       2,338.0
Subordinated debt..................................    1,159.6       1,257.8
Non-recourse debt of consolidated affiliates.......      659.8         672.6
Other long-term liabilities........................      312.3         270.3
Deferred taxes.....................................      402.8         470.6
Redeemable preferred stock of consolidated
  affiliate........................................       42.3          42.3
Minority interest..................................      223.0         234.5
Commitments and contingencies......................

Stockholders' equity:
   Series E preferred stock........................      115.0         115.0
   Common stock (90.4 and 71.2 shares outstanding).      853.0         574.3
   Retained earnings (accumulated deficit).........      (17.3)        101.6
   Foreign currency translation adjustment.........     (220.5)       (179.0)
   Unamortized expense of restricted stock plan....       (6.7)         (4.8)
___________________________________________________   _______________________
       Total stockholders' equity..................      723.5         607.1
___________________________________________________   _______________________
Total liabilities and stockholders' equity.........   $6,705.8      $6,836.7
                                                      =======================

*Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                                                       Three months ended
                                                              March 31,
(in millions except per share)                          1994           1993
Net sales.........................................    $1,290.8     $1,306.3
Operating costs and expenses:
Cost of products sold.............................     1,067.1      1,070.3
Selling, general and administrative expenses......       133.5        136.0
Depreciation and amortization.....................        89.3         87.1
Equity loss from affiliates.......................         4.2          1.8
Other operating (income) expense--net.............        (4.9)          .6
__________________________________________________    _________    _________
__________________________________________________     1,289.2      1,295.8
Income from operations............................         1.6         10.5
Interest expense..................................      (113.5)      (102.2)
Other, net........................................        (9.2)         2.8
__________________________________________________    _________    _________
Loss before income taxes, minority interest,
  extraordinary loss and cumulative effects of
  accounting changes..............................      (121.1)       (88.9)
Credit for income taxes...........................       (40.0)       (26.8)
Minority interest.................................         2.2          (.6)
__________________________________________________    _________    _________
Loss before extraordinary loss and cumulative
  effects of accounting changes...................       (78.9)       (62.7)
Extraordinary loss from early extinguishment of
  debt (net of $9.8 income tax benefit)...........       (16.8)          --
Cumulative effect of change in accounting for
  postemployment benefits (net of $9.5 income
  tax benefit)....................................       (14.2)          --
Cumulative effect of change in accounting for
  postretirement benefits (net of $23.3 income
   tax benefit)....................................          --        (39.5)
__________________________________________________    _________    _________
Net loss..........................................      (109.9)      (102.2)
Preferred stock dividends.........................        (2.0)        (2.0)
__________________________________________________    _________    _________
Net loss applicable to common shares..............    $ (111.9)    $  (104.2)
__________________________________________________    _________    __________
Retained earnings, beginning of period............    $  101.6     $   496.0
Net loss..........................................      (109.9)       (102.2)
Cash dividends on preferred stock.................          --          (2.0)
Unrealized loss on marketable equity security
  (net of $4.9 income tax benefit)................        (9.0)           --
__________________________________________________    _________    __________
Retained earnings (accumulated deficit), end

  of period.......................................    $  (17.3)    $   391.8
__________________________________________________    =========    ==========

Per share of common stock:
Loss before extraordinary loss and cumulative
  effects of accounting changes...................    $   (.99)    $    (.91)
Extraordinary loss from early extinguishment of
  debt............................................        (.21)           --
Cumulative effect of change in accounting for
  postemployment benefits.........................        (.17)           --
Cumulative effect of change in accounting for
  postretirement benefits.........................          --          (.56)
__________________________________________________    _________    __________
Net loss..........................................    $  (1.37)    $   (1.47)
__________________________________________________    =========    ==========
Cash dividends....................................    $     --     $      --
                                                      =========    ==========
Common shares and common share equivalents
  outstanding (weighted average, in millions).....        81.5          71.1
                                                      =========    ==========

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three months ended
                                                               March 31,
(in millions)                                              1994          1993
Cash flows from operating activities:
Net loss.......................................       $  (109.9)   $   (102.2)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Extraordinary loss from early extinguishment
    of debt....................................            16.8            --
  Cumulative effect of change in accounting for
    postemployment benefits....................            14.2            --
  Cumulative effect of change in accounting for
    postretirement benefits....................              --          39.5
  Depreciation and amortization................            89.3          87.1
  Deferred taxes...............................           (43.2)        (28.9)
  Foreign currency transaction losses..........            15.2           1.5
  Other--net...................................           (26.0)          7.9
  Changes in current assets and liabilities-net
   of adjustments for a divestiture:
    Increase in accounts and notes
      receivable--net..........................           (62.3)        (40.3)
    Decrease (increase) in inventories.........            15.7           (.3)
    Increase in other current assets...........           (18.8)        (18.2)
    Increase (decrease) in accounts payable and
      other current liabilities................            (5.2)         19.1
_______________________________________________       __________   ___________
Net cash used in operating activities..........          (114.2)        (34.8)
_______________________________________________       __________   ___________

Cash flows from financing activities:
Borrowings.....................................           721.2          94.0
Payments made on debt..........................          (897.1)        (11.5)
Payments by consolidated affiliates on
  non-recourse debt............................           (19.2)           --
Proceeds from issuance of common stock, net....           276.3            --
Funding of letter of credit....................           (22.3)           --
Cash dividends.................................              --          (2.0)
_______________________________________________       __________   ___________
Net cash provided by financing activities......            58.9          80.5
_______________________________________________       __________   ___________

Cash flows from investing activities:
Capital expenditures...........................           (17.7)        (29.4)
Proceeds from sales of assets..................             7.5           2.0
Other--net.....................................            (1.3)        (11.4)
_______________________________________________       __________   ___________
Net cash used in investing activities..........           (11.5)        (38.8)
_______________________________________________       __________   ___________
Effect of exchange rate changes on cash........            (1.5)           --
_______________________________________________       __________   ___________
Net increase (decrease) in cash and cash
  equivalents..................................           (68.3)          6.9
Cash and cash equivalents, beginning of period.           247.4          58.9
Cash and cash equivalents, end of period.......       $   179.1    $     65.8
                                                      ==========   ===========

See Note 11 regarding non-cash investing and financing activities and supplemental cash flow information.

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 1994 and the results of operations and cash flows for the three month periods ended March 31, 1994 and 1993.

NOTE 2:  Restatements

Certain prior year amounts in the Company's Consolidated Statements of Operations and Retained Earnings and Consolidated Statements of Cash Flows have been restated to conform with the current year presentation.

NOTE 3:  Adoption of New Accounting Standards

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), which requires accrual accounting for the estimated costs of providing certain benefits to former or inactive employees and the employees' beneficiaries and dependents after employment but before retirement. Upon adoption of SFAS 112, the Company recorded its catch-up obligation (approximately $24 million) by recognizing a one-time, non-cash charge of $14.2 million, net of income tax benefit, as a cumulative effect of an accounting change in its 1994 first quarter Statement of Operations and Retained Earnings.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company, at March 31, 1994 recorded a $9 million charge directly to stockholders' equity to reflect an unrealized loss on an investment in an equity security, net of income tax benefit. The aggregate fair value and carrying value of the investment in the equity security at March 31, 1994 was approximately $7 million and $20 million, respectively.

NOTE 4:  Mill Digester Rupture

On April 13, 1994 a digester ruptured at the Company's pulp and paperboard mill in Panama City, Fla. The Company currently estimates that the mill's linerboard production facilities will be shut down for a total of approximately 23 weeks and bleached market pulp production facilities will be shut down for a total of approximately 18 weeks. These shutdowns will result in production outages of approximately 138,000 tons of linerboard and 107,000 tons of bleached market pulp. Aside from deductibles, the Company expects insurance proceeds to cover both property damage and business interruption claims.

NOTE 5:  Financing Activities

On February 3, 1994, under the Company's $1 billion shelf registration, the Company sold $710 million principal amount of 9-7/8 percent Senior Notes due February 1, 2001 and 16.5 million shares of common stock for an additional $251.6 million at $15.25 per common share. On February 17, 1993, the underwriters elected to exercise their option to sell an additional 2.47 million shares of common stock for an additional $37.7 million, also at $15.25 per common share (collectively, with the February 3, 1994 offering, the "Offerings"). The net proceeds from the Offerings of approximately $962 million were used to (i) prepay approximately $652 million of the 1995, 1996 and 1997 scheduled amortization under the Company's bank credit agreements which includes two term loan facilities, two revolving credit facilities and an additional term loan (the "Credit Agreements") including the ratable amortization payment under the revolving credit facilities which had the effect of reducing the total commitments thereunder to approximately $168 million; (ii) redeem the Company's 13-5/8 percent Subordinated Notes due 1995 at a price equal to par, approximately $98 million principal amount, plus accrued interest to the redemption date;
(iii) repay approximately $136 million of the outstanding borrowings under the Company's revolving credit facilities without reducing the commitments thereunder; and (iv) provide liquidity in the form of cash. The 9-7/8 percent Senior Notes are redeemable by the Company on and after February 1, 1999. Interest is payable semi-annually on February 1 and August 1, commencing August 1, 1994.

     In the first quarter of 1994, the Company wrote-off $16.8 million of unamortized debt issuance costs, net of income tax benefit, as a result of the debt prepayments mentioned above. Such write-off is reflected as an extraordinary loss from the early extinguishment of debt in the Company's Statement of Operations and Retained Earnings for the three months ended March 31, 1994.

     Due to the pendency of the litigation described in Part II, Item 3. Legal Proceedings, the Company has postponed a previously disclosed possible transaction related to the energy supply agreement at its Florence, South Carolina mill.

NOTE 6:  Credit Agreement Amendments/Liquidity Matters

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

     The most recent amendment, which was executed in February of 1994 and became effective upon the completion of the Offerings, as discussed in Note 5, provided, among other things, for the following:

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

  (ii) Permitted the Company to redeem the Company's 13-5/8 percent Subordinated Notes maturing on June 1, 1995 from the proceeds received from the Offerings at a price equal to par, approximately $98 million principal amount, plus accrued interest to the redemption date.

 (iii) Amended the required levels of EBITDA, (as defined in the Credit Agreements), for certain specified periods to the following:

        Periods                                           EBITDA
        For the three months ended March 31, 1994         $ 20 million
        For the six months ended June 30, 1994            $ 55 million
        For the nine months ended September 30, 1994 $111 million For the twelve months ended December 31, 1994 $180 million
        For the twelve months ended March 31, 1995        $226 million

           The required level of EBITDA is scheduled to increase for each rolling four quarter period thereafter until December 31, 1996, when the EBITDA for the twelve months ended December 31, 1996 is required to be $822 million.

  (iv) Reset to zero as of January 1, 1994 the dividend pool under the Credit Agreements which permits payment of dividends on the Company's capital stock and modifies the components used in calculating the ongoing balance in the dividend pool. Effective January 1, 1994, dividend payments on the Company's common stock and on certain preferred stock issues cannot exceed the sum of
                (i) 75 percent of the consolidated net income, (as defined in the Credit Agreements), of the Company from January 1, 1994 to the date of payment of such dividends, minus (ii) 100 percent of the consolidated net loss, (as defined in the Credit Agreements), of the Company from January 1, 1994 to the date of payment of such dividends, plus (iii) 100 percent of any net cash proceeds from sales of common stock or certain preferred stock of the Company from January 1, 1994 to any date of payment of such dividends (excluding the proceeds from the Offerings for which no dividend credit was received by the Company). Additionally, the restriction in the Credit Agreement with respect to dividends on Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock") now mirrors the dividend restriction in the Company's Senior Subordinated Indenture dated as of March 15, 1992.

   (v) Replaced the existing cross-default provisions relating to obligations of $10 million or more of the Company's separately financed subsidiaries, Seminole Kraft Corporation ("Seminole") and Stone Savannah River Pulp and Paper Corporation ("Stone Savannah River"), with cross-acceleration provisions.

  (vi) Replaced the current prohibition of investments in Stone Venepal Consolidated Pulp Inc. with restrictions substantially similar to the restrictions applicable to the Company's subsidiaries, Stone Savannah River and Seminole.

 (vii) Maintains the monthly indebtedness ratio requirement, as defined in the Credit Agreements, at no higher than:
                81.5 percent as of the end of each month from December 31, 1993 and ending prior to March 31, 1995 and 81 percent as of the end of each month from March 31, 1995 and ending prior to June 30, 1995. The indebtedness ratio requirement is scheduled to periodically decrease thereafter (from 80 percent on June 30, 1995) until February 28, 1997, when the ratio limitation is required to be 68 percent.

(viii) Maintains the Consolidated Tangible Net Worth requirement (CTNW), (as defined in the Credit
                Agreements), at equal to or greater than 50 percent of the highest CTNW for any quarter since the inception of the Credit Agreements.

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

     The Company has entered into separate output purchase agreements with Seminole and Stone Savannah River which require the Company to purchase Seminole's linerboard production at fixed prices until certain production levels are met (which could be as early as June 30, 1994) and Stone Savannah River's linerboard and market pulp production at fixed prices until December 1994 and November 1995, respectively.
After such dates, the Company is required to purchase the respective production at market prices for the remaining terms of these agreements. While the fixed prices in effect at March 31, 1994 were higher than market prices at such date, the price differentials have not had, nor are they expected to have, a significant impact on the Company's results of operations or financial position. However, at the time that the fixed price provisions of the output purchase agreements terminate, such subsidiaries may need to undertake additional measures to meet their debt service requirements, including obtaining additional sources of funds or liquidity, postponing or restructuring of debt service payments or refinancing the indebtedness. In the event that such measures are required and are not successful, and such indebtedness is accelerated by the respective lenders to Stone Savannah River or Seminole, the lenders to the Company under the Credit Agreements and various other of its debt instruments would be entitled to accelerate the indebtedness owed by the Company.

     Due to industry conditions and interest costs as a result of the Company's highly leveraged capital structure, the Company had incurred net losses in each of the last three years and for the first quarter of 1994 and expects to incur a net loss for the second quarter of 1994. Such net losses have significantly impaired the Company's liquidity and available sources of liquidity and would continue to adversely affect the Company until further significant product price improvement is achieved.

     The Company improved its liquidity and financial flexibility through the completion of the Offerings in February of 1994. Notwithstanding these improvements in the Company's liquidity and financial flexibility, unless the Company achieves substantial price increases beyond those realized during the 1994 first quarter, the Company will continue to incur net losses and negative cash flows from operating activities. Without such sustained substantial price increases, the Company may exhaust all or substantially all of its cash resources and borrowing availability under the existing revolving credit facilities.
In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, sales of assets, the deferral of certain capital expenditures, obtaining additional sources of funds or liquidity or pursuing the possible restructuring of its indebtedness. There can be no assurance that such measures, if required, would generate the liquidity required by the Company to operate its business and service its indebtedness.
As currently scheduled, beginning in 1996 and continuing thereafter, the Company will be required to make significant amortization payments on its existing indebtedness which would require the Company to raise sufficient funds from operations or other sources or refinance or restructure maturing indebtedness. No assurance can be given that the Company will be able to generate or raise such funds.

NOTE 7:  Inventories

Inventories are summarized as follows:

                                             March 31,     December 31,
(in millions)                                    1994             1993
__________________________________________   _________     ____________
Raw materials and supplies................   $  310.4      $     333.8
Paperstock*...............................      268.3            284.2
Work in process...........................       20.1             16.8
Finished products--converting facilities..      111.5             99.5
__________________________________________   _________     ____________
                                                710.3            734.3
Excess of current cost over LIFO inventory
  value...................................      (14.8)           (14.9)
                                             _________     ____________
Total inventories.........................   $  695.5      $     719.4
                                             =========     ============

     *Includes linerboard, corrugated medium, kraft paper, newsprint, market pulp and groundwood paper.

     At March 31, 1994 and December 31, 1993, the percentage of total inventories costed by the LIFO, FIFO and average cost methods were as follows:

                                             March 31,     December 31,
                                                 1994             1993
     LIFO..................................        41%              44%
     FIFO..................................         8%               6%
     Average Costs.........................        51%              50%

NOTE 8:  Current Maturities of Long-Term Debt

Current maturities of long-term debt at March 31, 1994 and December 31, 1993 consisted of the following components:

                                             March 31,     December 31,
(in millions)                                    1994             1993
__________________________________________   _________     ____________
Senior debt...............................   $   17.0      $      17.7
Subordinated debt.........................         --              4.9
Non-recourse debt of consolidated
  affiliates..............................      279.7            290.5
Total current maturities of long-term
  debt....................................   $  296.7      $     313.1
                                             =========     ============

     The Credit Agreements limit in certain specific circumstances any further investments by the Company in Stone-Consolidated, Seminole and Stone Savannah River. Stone Savannah River has incurred substantial indebtedness in connection with project financing and is significantly leveraged. As of March 31, 1994, Stone Savannah River had $391.7 million in outstanding indebtedness (including $258.0 million in secured indebtedness owed to bank lenders). Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor," requires a company to reclassify long-term debt as current when a covenant violation has occurred at the balance sheet date or would have occurred absent a loan modification and it is probable that the borrower will not be able to comply with the same covenant at measurement dates that are within the next twelve months. In November 1993, Stone Savannah River received a waiver of its fixed-charges-coverage covenant requirement as of December 31, 1993 and March 31, 1994. Management has prepared projections that indicate that Stone Savannah River will not be in compliance with this covenant as of June 30, 1994. Consequently, approximately $224.2 million and $237.9 million of Stone Savannah River debt that otherwise would have been classified as long-term has been classified as current in the March 31, 1994 and December 31, 1993 consolidated balance sheets, respectively. Stone Savannah River intends to seek, prior to June 10, 1994, appropriate financial covenant waivers or amendments from its bank group, although no assurance can be given that such waivers or amendments will be obtained. Any such failure to obtain covenant relief would result in a default under Stone Savannah River's credit agreement and other indebtedness and, if any such indebtedness was accelerated by the holders thereof, the lenders to the Company under the Credit Agreements and various other of the Company's debt instruments would be entitled to accelerate the indebtedness owed by the Company.

NOTE 9:  Summary Financial Information for Stone Southwest Corporation

Shown below is consolidated, summarized financial information for Stone Southwest, Inc. (formerly known as Southwest Forest Industries, Inc.). The summarized financial information for Stone Southwest, Inc. does not include purchase accounting adjustments or the impact of the debt incurred to finance the acquisition of Stone Southwest, Inc.:

                                                  Three months ended
                                                        March 31
                                                ______________________
(in millions)                                       1994         1993
_____________________________________________   _________    _________
Net sales....................................   $  425.1     $  437.7
Cost of products sold and depreciation.......      369.6        355.2
Income (loss) before cumulative effects of
  accounting changes.........................       (3.4)         5.6
Cumulative effect of change in accounting
  for postemployment benefits
  (net of $2.5 income tax benefit)...........       (3.9)          --
Cumulative effect of change in accounting
  for postretirement benefits (net of $5.2
  income tax benefit)........................         --         (8.3)
Net loss.....................................       (7.4)        (2.7)

                                             March 31,     December 31,
(in millions)                                    1994             1993
__________________________________________   _________     ____________
Current assets............................   $  334.4      $     360.9
Noncurrent assets*........................    1,607.0          1,600.5
Current liabilities.......................      130.9            141.3
Noncurrent liabilities and obligations....      393.5            395.8

*Includes $874.0 and $857.4 due from the Company at March 31, 1994 and December 31, 1993, respectively.

NOTE 10:  Segment Information

Financial information by business segment is summarized as follows:



                                   Three months ended
                      March 31, 1994                March 31, 1993
                              Income (loss)
                             before income
                            taxes, minority               Income (loss)
                              interest,                   before income
                            extraordinary               taxes, minority
                               loss and                   interest and
                              cumulative                   cumulative
                             effect of an                 effect of an
                   Total      accounting       Total       accounting
(in millions)      sales        change         sales         change(a)
Paperboard and
 paper
 packaging...... $   954.0   $      52.5     $   973.0     $      62.4
White paper and
 pulp...........     260.7         (38.3)        254.0           (43.8)
Other...........      88.6          11.7          92.7            13.6
Intersegment....     (12.5)           --         (13.4)             --
                   1,290.8          25.9       1,306.3            32.2
Interest
 expense........                  (113.5)                       (102.2)
Foreign currency
  transaction
  adjustments...                   (15.2)                         (1.5)
General
  corporate and
  miscellaneous
  (net).........                   (18.3)                        (17.4)
Total..........  $ 1,290.8   $    (121.1)    $ 1,306.3     $     (88.9)

Financial information by geographic region is summarized as follows:


                                  Three months ended
                     March 31, 1994                March 31, 1993
                            Income (loss)
                            before income
                            taxes, minority               Income (loss)
                              interest,                   before income
                            extraordinary               taxes, minority
                              loss and                   interest and
                             cumulative                   cumulative
                            effect of an                 effect of an
                  Total      accounting       Total       accounting
(in millions)     sales        change         sales         change(a)
United States.  $   951.8   $      39.4     $   924.8     $       45.2
Canada........      206.6         (14.7)        191.0            (16.9)
Europe........      141.4           1.2         198.8              3.9
                  1,299.8          25.9       1,314.6             32.2
Interest
  expense.....                   (113.5)                        (102.2)
Foreign currency
  transaction
  adjustments.                    (15.2)                          (1.5)
General
 corporate and
  miscellaneous
  (net)........                   (18.3)                         (17.4)
Inter-area
  eliminations.      (9.0)           --          (8.3)              --
Total..........  $1,290.8   $    (121.1)    $ 1,306.3     $      (88.9)

(a)  Adjusted to conform to current financial statement presentation.


NOTE 11:  Additional Cash Flow Statement Information

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:


                                                    Three months ended
                                                        March 31
(in millions)                                      1994          1993
Non-cash investing and financing activities:
 Unrealized loss on an investment in an
   equity security (net of income tax
   benefit)....................................  $  9.0        $   --
 Note receivable received from sale of
   assets......................................     1.3            --
 Preferred stock dividends issued by a
   consolidated affiliate......................      --           1.4
 Capital lease obligations incurred............      --            .2

Cash paid during the periods for:
 Interest (net of capitalization)..............  $ 98.8        $ 96.0
 Income taxes (net of refunds).................     3.0           5.8

               STONE CONTAINER CORPORATION AND SUBSIDIARIES

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                                     Three months ended March 31,
                                   1994                     1993
                                   Percent of                Percent of
(dollars in millions)        Amount    net sales      Amount  net sales

Net sales................  $ 1,290.8       100.0%   $ 1,306.3    100.0%
Cost of products sold....    1,067.1        82.7      1,070.3     82.0
Selling, general and
 administrative expenses.      133.5        10.3        136.0     10.4
Depreciation and
 amortization............       89.3         6.9         87.1      6.6
Equity loss from
  affiliates.............        4.2          .3          1.8       .1
Other operating (income)
 expense--net............       (4.9)        (.3)          .6       .1
Income from operations...        1.6          .1         10.5       .8
Interest expense.........     (113.5)       (8.8)      (102.2)    (7.8)
Other, net...............       (9.2)        (.7)         2.8       .2
Loss before income taxes,
 minority interest,
 extraordinary loss and
 cumulative effects of
 accounting changes......     (121.1)       (9.4)       (88.9)    (6.8)
Credit for income taxes..      (40.0)       (3.1)       (26.8)    (2.1)
Minority interest........        2.2          .2          (.6)     (.1)
Loss before extraordinary
 loss and cumulative
 effects of accounting
 changes.................      (78.9)       (6.1)       (62.7)    (4.8)
Extraordinary loss from
 early extinguishment of
 debt (net of $9.8 income
 tax benefit)............      (16.8)       (1.3)          --       --
Cumulative effect of change
 in accounting for
 postemployment benefits
 (net of $9.5 income tax
 benefit)................      (14.2)       (1.1)          --       --
Cumulative effect of change
 in accounting for
 postretirement benefits
 (net of $23.3 income tax
 benefit)................         --          --        (39.5)    (3.0)
Net loss.................  $  (109.9)       (8.5)   $  (102.2)    (7.8)


     The first quarter 1994 loss before the extraordinary loss from the early extinguishment of debt and the cumulative effect of a change in the accounting for postemployment benefits ("SFAS 112") was $78.9 million, or $.99 per share of common stock. The Company recorded an extraordinary loss from the early extinguishment of debt of $16.8 million, net of income tax benefit, or $.21 per share of common stock and a one-time, non-cash cumulative effect charge of $14.2 million, net of income tax benefit, or $.17 per share of common stock from the adoption of SFAS 112, resulting in a net loss for the 1994 first quarter of $109.9 million, or $1.37 per share of common stock.

     The first quarter 1993 loss before the cumulative effect of a change in the accounting for postretirement benefits other than pensions was $62.7 million, or $.91 per share of common stock. The adoption of Statement of Financial Accounting Standards No. 106 "Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), resulted in a one-time, non-cash cumulative effect charge of $39.5 million, net of income tax benefit, or $.56 per share of common stock, resulting in a net loss of $102.2 million or $1.47 per share of common stock for the first quarter of 1993.

     The increase in the loss before the extraordinary loss and the cumulative effects of accounting changes primarily resulted from low average selling prices for most of the Company products, a $13.7 million increase in foreign currency transaction losses and an increase in interest expense, partially offset by an increase in the credit for income taxes.

Paperboard and paper packaging:

Net sales for the three months ended March 31, 1994 for the paperboard and paper packaging segment decreased 2.0 percent from the prior year period. This decrease was due in part to the exclusion of sales for the Company's European folding carton operations which in the early part of 1993 was merged into a joint venture and accordingly is now accounted for under the equity method of accounting. Sales from these operations for the first quarter of 1993 were approximately $44 million. Excluding the effect of the folding carton operations, sales for the first quarter of 1994 increased 2.7 percent over the prior year period reflecting increased sales of paperboard and corrugated containers which more than offset a sales decline for paper bags and sacks. The sales increases for paperboard and corrugated containers reflect higher sales volume which more than offset lower average selling prices for the first quarter of 1994 compared to the first quarter of 1993. The sales decrease for paper bags and sacks was primarily attributable to lower average selling prices which offset an increase in industrial bag sales volume. Kraft paper sales were virtually unchanged from the prior year period.

     Shipments of corrugated containers, including the Company's proportional share of the shipments by its foreign affiliates, were
12.9 billion square feet in the first quarter of 1994 and 1993. The 1993 shipments include 49 percent of the shipments by its previously owned non-consolidated affiliate Empaques de Carton Titan, S.A. ("Titan"). The Company sold its 49 percent equity interest in Titan in December 1993. On a proforma basis, adjusted to exclude shipments from Titan, the Company's shipments of corrugated containers for the first three months of 1994 increased 482 million square feet, or 3.9 percent, over the first quarter of 1993. Shipments of paper bags and sacks were 159 thousand tons for the three month periods ended March 31, 1994 and 1993.

     Production of containerboard and kraft paper for the three months ended March 31, 1994, including 100 percent of the production at Seminole Kraft Corporation ("Seminole") and Stone Savannah River Pulp & Paper Corporation ("Stone Savannah River"), was 1.29 million tons compared to 1.21 million tons produced during the first quarter of 1993. On a proforma basis, adjusted to exclude the proportional share of the 1993 production of Titan, production of containerboard and kraft paper for the first quarter of 1994 increased 98 thousand tons, or 8.2 percent, over the first three months of 1993.

     Operating income for the paperboard and paper packaging segment decreased 15.9 percent for the three months ended March 31, 1994 as compared to the corresponding 1993 period. The decrease was mainly attributable to reduced operating margins primarily resulting from low average selling prices for the Company's paperboard and paper packaging products.

White paper and pulp:

First quarter 1994 net sales for the white paper and pulp segment increased 2.6 percent as compared to the prior year period, primarily due to a significant increase in market pulp sales. The sales increase for market pulp was due primarily to increased sales volume. Higher average selling prices also contributed to the increased market pulp sales. Increased sales of newsprint for the first quarter of 1994 over the prior year period, primarily resulting from volume increases, were substantially offset by reduced sales of groundwood paper. The sales decrease for groundwood paper primarily resulted from lower sales volume.

     Production of newsprint, market pulp and groundwood paper for the three months ended March 31, 1994, including 100 percent of the production at Stone-Consolidated Corporation and 25 percent of the production at the Company's affiliated market pulp mill in British Columbia, was 667 thousand tons compared with 638 thousands tons produced during the comparable prior year period.

     Operating losses for the white paper and pulp segment decreased 12.5 percent in the first quarter of 1994 from the corresponding 1993 period. This decrease is mainly attributable to improved operating margins primarily resulting from the higher average selling prices for market pulp.

Other:

Net sales and operating income for the other segment decreased in the first quarter of 1994 from the comparable prior year period as lower sales volume for the Company's U.S. lumber and wood products more than offset both increased sales volume and selling prices for the Company's Canadian lumber and wood products. Shortages of timber available to be harvested due to environmental concerns in the Pacific Northwest continue to keep raw material costs high for this segment.

Financial Condition and Liquidity

The Company's working capital ratio was 1.9 to 1 at March 31, 1994 and at December 31, 1993. The Company's long-term debt to total capitalization ratio was 74.6 percent at March 31, 1994 and 75.9 percent at December 31, 1993. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of certain consolidated affiliates which is non-recourse to the Company), deferred income taxes, redeemable preferred stock, minority interest and stockholders' equity.

     The Company and Stone Container (Canada) Inc. ("Stone-Canada"), a wholly-owned subsidiary, have entered into bank credit agreements (collectively, the "Credit Agreements") consisting of (i) two term-loan facilities with outstanding borrowings in the aggregate of $467.5 million as of March 31, 1994, (ii) an additional term loan (the "Additional Term Loan") with outstanding borrowings of $191.9 million at March 31, 1994 and (iii) two revolving credit facilities with aggregate commitments of $168 million and no outstanding borrowings at March 31, 1994. The Company is the borrower under one of the term loans, the Additional Term Loan and one of the revolving credit facilities (collectively, the "U.S. Credit Agreement") and Stone-Canada is the borrower under the other term loan and revolving credit facility. At May 11, 1994, the Company had borrowing availability under its revolving credit facilities of $167.2 million. The term loans (other than the Additional Term Loan) and the revolving credit facilities had weighted average interest rates for the 1994 first quarter of 9.49 percent and 6.59 percent, respectively. The weighted average interest rate on the Additional Term Loan was 6.50 percent for the 1994 first quarter. The weighted average rates as reflected above do not include the effects of the amortization of deferred debt issuance costs.

     The Credit Agreements contain covenants that include, among other things, requirements to maintain certain financial tests and ratios (including a minimum current ratio, an indebtedness ratio, a minimum earnings before interest, taxes, depreciation and amortization test ("EBITDA") and a tangible net worth test) and certain restrictions and limitations, including those on capital expenditures, changes in control, payment of dividends, sales of assets, lease payments, investments, additional borrowings mergers and purchases of stock and assets. The Credit Agreements also contain cross-default provisions relating to the non-recourse debt of its consolidated affiliate, Stone Consolidated Corporation ("Stone-Consolidated"), and cross-acceleration provisions relating to the non-recourse debt of the consolidated affiliates, including Seminole and Stone Savannah River. Additionally, the Credit Agreements provide for mandatory prepayments from sales of certain assets, debt and equity financings and excess cash flows.
These prepayments along with voluntary prepayments are to be applied ratably to reduce loan commitments under the Credit Agreements. The indebtedness under the Credit Agreements is secured by a substantial portion of the assets of the Company.

     The Credit Agreements limit in certain specific circumstances any further investments by the Company in Stone-Consolidated, Seminole and Stone Savannah River. Stone Savannah River has incurred substantial indebtedness in connection with project financing and is significantly leveraged. As of March 31, 1994, Stone Savannah River had $391.7 million in outstanding indebtedness (including $258.0 million in secured indebtedness owed to bank lenders). Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations when a Violation is Waived by the Creditor," requires a company to reclassify long-term debt as current when a covenant violation has occurred at the balance sheet date or would have occurred absent a loan modification and it is probable that the borrower will not be able to comply with the same covenant at measurement dates that are within the next twelve months. In November 1993, Stone Savannah River received a waiver of its fixed-charges-coverage covenant requirement as of December 31, 1993 and March 31, 1994. Management has prepared projections that indicate that Stone Savannah River will not be in compliance with this covenant as of June 30, 1994. Consequently, approximately $224.2 million and $237.9 million of Stone Savannah River debt that otherwise would have been classified as long-term, has been classified as current in the March 31, 1994 and December 31, 1993 consolidated balance sheets, respectively. Stone Savannah River intends to seek, prior to June 10, 1994 appropriate financial covenant waivers or amendments from its bank group, although no assurance can be given that such waivers or amendments will be obtained. Any such failure to obtain covenant relief would result in a default under Stone Savannah River's credit agreement and other indebtedness and, if any such indebtedness were accelerated by the holders thereof, the lenders to the Company under the Credit Agreements and various other of the Company's debt instruments would be entitled to accelerate the indebtedness owed by the Company.

     The Company has entered into separate output purchase agreements with each of these subsidiaries which require the Company to purchase Seminole's linerboard production at fixed prices until certain production levels are met (which could be as early as June 30, 1994) and Stone Savannah River's linerboard and market pulp production at fixed prices until December 1994 and November 1995, respectively.
After such dates, the Company is required to purchase the respective production at market prices for the remaining terms of these agreements. While the fixed prices in effect at March 31, 1994 were higher than market prices at such date, the price differentials have not had, nor are they expected to have, a significant impact on the Company's results of operations or financial position. However, at the time that the fixed price provisions of the output purchase agreements terminate, such subsidiaries may need to undertake additional measures to meet their debt service requirements, including obtaining additional sources of funds or liquidity, postponing or restructuring of debt service payments or refinancing the indebtedness. In the event that such measures are required and are not successful, and such indebtedness is accelerated by the respective lenders to Stone Savannah River or Seminole, the lenders to the Company under the Credit Agreements and various other of its debt instruments would be entitled to accelerate the indebtedness owed by the Company.

     There can be no assurance that the Company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of its existing Credit Agreements. Failure to achieve or maintain compliance with such financial ratio tests or other requirements under the Credit Agreements, in the absence of a waiver or amendment, would result in an event of default and could lead to the acceleration of the obligations under the existing Credit Agreements. The Company has successfully sought and received waivers and amendments to its Credit Agreements on various occasions since entering into the Credit Agreements. If further waivers or amendments are requested by the Company, there can be no assurance that the Company's bank lenders will again grant such requests. The failure to obtain any such waivers or amendments would reduce the Company's flexibility to respond to adverse industry conditions and could have a material adverse effect on the Company.

     For a description of the most recent amendment to the Company's existing Credit Agreements which was enacted in February of 1994 and became effective upon the completion of the Offerings, refer to Note 6:
Credit Agreement Amendments/Liquidity Matters.

     The financial resources of certain of the Company's consolidated affiliates are not available to the Company due to covenants applicable to such affiliates and are also limited in availability by tax and other considerations.

Operating activities:

Net cash used in operating activities was $114.2 million for the three months ended March 31, 1994 compared with $34.8 million for the comparable period of 1993. This decrease in cash flows resulted from the increase in the first quarter 1994 loss (before the extraordinary loss and the non-cash, cumulative effects of accounting changes) compared with the prior year period along with an increase in debt fee payments, an increase in the credit for deferred income taxes and the effects of increases in accounts and notes receivable and decreases in accounts payable and other current liabilities as compared to the changes in the prior year period. These decreases were partially offset by the favorable effect of a reduction in inventories as compared to the increase in inventories during the prior year period.

Financing activities:

On February 3, 1994, under the Company's $1 billion shelf registration, the Company sold $710 million principal amount of 9-7/8 percent Senior Notes due February 1, 2001 and 16.5 million shares of common stock for an additional $251.6 million at $15.25 per common share. On February 17, 1993, the underwriters elected to exercise their option to sell an additional 2.47 million shares of common stock for an additional $37.7 million, also at $15.25 per common share (collectively, with the February 3, 1994 offering, the "Offerings"). The net proceeds from the Offerings of approximately $962 million were used to (i) prepay approximately $652 million of 1995, 1996 and 1997 scheduled amortization under the Company's Credit Agreements, including the ratable amortization payment under the revolving credit facilities which had the effect of reducing the total commitments thereunder to approximately $168 million; (ii) redeem the Company's 13-5/8 percent Subordinated Notes due 1995 at a price equal to par, approximately $98 million principal amount, plus accrued interest to the redemption date;
(iii) repay approximately $136 million of the outstanding borrowings under the Company's revolving credit facilities without reducing the commitments thereunder; and (iv) provide liquidity in the form of cash. The 9-7/8 percent senior notes are redeemable by the Company on and after February 1, 1999. Interest is payable semi-annually on February 1 and August 1, commencing August 1, 1994.

     As a result of the Offerings, the dividend pool under the Senior Subordinated Indenture dated March 15, 1992 relating to the Company's 10-3/4 percent Senior Subordinated Notes due June 15, 1997, its 11 percent Senior Subordinated Notes due August 15, 1999 and its 10-3/4 percent Senior Subordinated Debenture due April 1, 2002 was replenished from the sale of the common shares. On March 28, 1994, the Company's Board of Directors declared both a regular quarterly cash dividend of $.4375 per share and a cumulative cash dividend of $1.3125 per share on the Company's $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock ("Series E Cumulative Preferred Stock"), both payable May 16, 1994 to stockholders of record on April 15, 1994. The cumulative cash dividend will fully satisfy all accumulated dividends in arrears on the Series E Cumulative Preferred Stock. The dividend pool does not currently enable the Company to pay further dividends on the Series E Cumulative Preferred Stock.

     Due to the pendency of the litigation described in Part II, Item 3. Legal Proceedings, the Company has postponed a previously disclosed possible transaction related to the energy supply agreement at its Florence, South Carolina mill.

Investing activities:

Capital expenditures for the three month period ended March 31, 1994 totalled approximately $17.7 million (including capitalized interest of approximately $.2 million).

Outlook:

Due to industry conditions and interest costs as a result of the Company's highly leveraged capital structure, the Company had incurred net losses in each of the last three years and for the first quarter of 1994 and expects to incur a net loss for the second quarter of 1994. Such net losses have significantly impaired the Company's liquidity and available sources of liquidity and would continue to adversely affect the Company until further significant product price improvement is achieved.

     The Company's containerboard and corrugated container product lines, which represent a substantial portion of the Company's net sales, had generally experienced pricing pressures during the past three years. During the fourth quarter of 1993, the Company implemented a $25 per ton price increase for containerboard and as a result of a further strengthening in demand, began implementing additional price increases of $30 per ton for linerboard and $40 per ton for corrugating medium effective March 1, 1994. In April 1994, the Company announced a further containerboard price increase of $40 per ton scheduled to be effective June 1, 1994. Additionally, price increases for corrugated containers, representing restoration of prices to prior levels realized in 1993, were effected in the first quarter of 1994. As a follow-through to the March 1, 1994 containerboard price increase, the Company is in the process of implementing further price increases for corrugated containers.

     Also during the first quarter of 1994, the Company announced price increases for both industrial and retail kraft paper and paper products. In April 1994, the Company further announced a price increase of $30 per ton for retail kraft paper effective June 1, 1994.

     Pricing conditions for newsprint, groundwood paper and market pulp have been volatile in recent years. Additions to industry-wide capacity and declines in demand for such products during the past three years led to supply/demand imbalances that have contributed to depressed prices for these products. Average selling prices for newsprint declined in the first quarter of 1994 and continue to remain low. The Company began to implement a $48 per metric ton price increase for newsprint effective March 1, 1994 in the eastern markets of North America and a $41 per metric ton price increase in the western markets of North America effective May 1, 1994. In April 1994, the Company announced further newsprint price increases equivalent to $41 per metric ton in the eastern markets of North America and a $48 per metric ton in the western markets of North America both effective August 15, 1994. Additionally, the Company announced price increases for specific grades of uncoated groundwood paper to take effect in July 1994.

     As a result of improvements in industry supply/demand characteristics, the Company successfully implemented two price increases for various grades of market pulp during the first quarter of 1994. The Company has announced further market pulp price increases to be effective in May and June 1994.

     Although supply/demand balances appear favorable in most of the Company's core products, there can be no assurance that the above price increases will be achieved or that prices can be maintained at the present levels.

     The Company improved its liquidity and financial flexibility through the completion of the Offerings in February of 1994. Notwithstanding these improvements in the Company's liquidity and financial flexibility, unless the Company achieves substantial price increases beyond those realized during the 1994 first quarter, the Company will continue to incur net losses and negative cash flows from operating activities. Without such sustained substantial price increases, the Company may exhaust all or substantially all of its cash resources and borrowing availability under the existing revolving credit facilities.
In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, sales of assets, the deferral of certain capital expenditures, obtaining additional sources of funds or liquidity or pursuing the possible restructuring of its indebtedness. There can be no assurance that such measures, if required, would generate the liquidity required by the Company to operate its business and service its indebtedness.
As currently scheduled, beginning in 1996 and continuing thereafter, the Company will be required to make significant amortization payments on its existing indebtedness which would require the Company to raise sufficient funds from operations or other sources or refinance or restructure maturing indebtedness. No assurance can be given that the Company will be able to generate or raise such funds.

     In December 1993, the U.S. Environmental Protection Agency ("EPA") published draft rules, informally referred to as the "cluster rules", which contain proposed revisions to effluent guidelines under the Clean Water Act in conjunction with new regulations relating to discharge of certain substances under the Clean Air Act. The final rules are scheduled to be issued in late 1995, with a nominal compliance date of 1998. In connection with the rule making process, the Company is considering and evaluating the potential impact of such proposed regulations and the possible changes to the Company's planned capital expenditures over the next several years. Based upon preliminary estimates, the Company could, under the current proposals, be required to make capital expenditures of $350-$450 million by 1998 and incur up to $20 million annually of additional operating expenses. The commencement of such expenditures would occur sometime in 1996. The ultimate financial impact of the regulations cannot currently be predicted and will depend on several factors, including changes in the proposed regulations, new developments in control process technology, possible mill reconfiguration and inflation. In order to establish the above referenced range, the Company utilized assumptions least favorable to the Company among the range of possible outcomes. The estimate could change, depending on several factors, including, among others, the ability of the Company and other pulp and paper manufactures to convince the EPA that the proposed regulations are unnecessarily complex, burdensome, and environmentally unjustified.

                        PART II.  OTHER INFORMATION



Item 3.  Legal Proceedings

     On April 20, 1994, Carolina Power & Light ("CP&L") commenced proceedings against the Company before the Federal Energy Regulatory Commission ("FERC") (the "FERC Proceeding") and in the United States District Court for the Eastern District of North Carolina (the "Federal Court Action"). Both proceedings relate to the Company's electric cogeneration facility located at its Florence, South Carolina plant (the "Facility") and the Company's Electric Power Purchase Agreement (the "Agreement") with CP&L. Prior to the filing of the proceedings, the Company and CP&L had been in discussions relating to a transaction involving the Facility and the Agreement.

     In the FERC Proceeding, CP&L alleges that the Facility lost its qualifying facility ("QF") certification under the Public Utility Regulatory Policy Act of 1978 on August 13, 1991, when the Agreement pursuant to which CP&L purchases electricity generated by the Facility was amended to reflect the Company's election under the Agreement to switch to a "buy-all/sell-all mode of operation." As a result, CP&L alleges the Company became a "public utility" subject to FERC regulation under the Federal Power Act. CP&L has also requested FERC to determine the just and reasonable rate for sales of electric energy and capacity from the Facility since August 13, 1991 and to order the Company refund any amounts paid in excess of that rate, plus interest and penalties.

     In the Federal Court Action, CP&L has requested declaratory judgments that sales of electric energy and capacity under the Agreement since August 13, 1991 are subject to a just and reasonable rate to be determined by FERC and that the Agreement has been terminated as a result of the Company's failure to maintain the Facility's QF status and the invalidity of the Agreement's rate provisions. CP&L has also sought damages for breach of contract and for purchases in excess of the just and reasonable rate to be determined by FERC.

     The Company intends to contest these actions vigorously. Due to the pendency of the litigation, the Company has postponed a previously disclosed possible transaction related to the Facility and the Agreement.


Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

     None

(b)       Reports on Form 8-K

     1. A Report on Form 8-K dated January 3, 1994 was filed reporting (i) under Item 2--Acquisition or Disposition of Assets, that Stone-Consolidated Corporation, an indirect Canadian subsidiary of the Company, sold in Canada in an initial public offering both common stock and convertible subordinated debentures and concurrently sold in the United States senior secured notes and; (ii) under Item 5--Other Events, that the Company and its bank group entered into an Amended and Restated Credit Agreement effective December 17, 1993 (the "Third Restated Credit Agreement").

     2. A Report on Form 8-K dated January 5, 1994 was filed reporting under Item 5--Other Events, with respect to certain amendments to the Credit Agreements and disclosure relating to the Offerings, and other recent developments.

     3. A Report on Form 8-K dated January 24, 1994 was filed reporting under Item 5--Other Events, that (i) the Company issued a press release on February 3, 1994 announcing its financial results for the fourth quarter of 1993 and for the year ended December 31, 1993 and the recent developments concerning the Company's issuance of common stock and senior unsecured notes and (ii) the Company amended and received a waiver to its Credit Agreements as of January 24, 1994.

     4. A Report on Form 8-K dated April 19, 1994 was filed reporting under Item 5--Other Events, certain environmental capital expenditures and expenses which could be required if and when the "cluster rules" are finalized by the U.S. Environmental Protection Agency.


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STONE CONTAINER CORPORATION



                                   By:   Thomas P. Cutilletta
                                         Thomas P. Cutilletta
                                         Senior Vice President and
                                         Corporate Controller
                                         (Principal Accounting Officer)


Date:  May 13, 1994