Form 10-Q
period 1994-06-30
STONE CONTAINER CORP
filed 1994-08-15
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly period ended June 30, 1994

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

               Yes   X                 No

Number of common shares outstanding as of July 29, 1994:  90,392,222

                       PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                 STONE CONTAINER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,   December 31,
(in millions)                                              1994*         1993
____________________________________________________  _______________________
Assets
Current assets:
Cash and cash equivalents...........................  $   150.1     $   247.4
Accounts and notes receivable (less allowances
  of $20.2 and $19.3)...............................      709.3         622.3
Inventories.........................................      656.5         719.4
Other...............................................      246.0         164.1
- - ----------------------------------------------------  ------------------------
      Total current assets..........................    1,761.9       1,753.2
- - ----------------------------------------------------  ------------------------
Property, plant and equipment.......................    5,251.9       5,240.7
Accumulated depreciation and amortization...........   (1,970.0)     (1,854.3)
- - ----------------------------------------------------  ------------------------
      Property, plant and equipment--net............    3,281.9       3,386.4
Timberlands.........................................       88.9          83.9
Goodwill............................................      875.9         910.5
Other...............................................      679.8         702.7
- - ----------------------------------------------------  ------------------------
Total assets........................................  $ 6,688.4     $ 6,836.7
                                                      ========================
Liabilities and stockholders' equity
Current liabilities:
Current maturities of senior and subordinated
 long-term debt.....................................  $    18.1     $    22.6
Current maturities of non-recourse debt of
 consolidated affiliates............................      271.3         290.5
Accounts payable....................................      288.8         297.1
Income taxes........................................       46.0          47.6
Accrued and other current liabilities...............      313.9         285.7
- - ----------------------------------------------------  ------------------------
      Total current liabilities.....................      938.1         943.5
- - ----------------------------------------------------  ------------------------
Senior long-term debt...............................    2,277.6       2,338.0
Subordinated debt...................................    1,159.6       1,257.8
Non-recourse debt of consolidated affiliates........      657.0         672.6
Other long-term liabilities.........................      315.6         270.3
Deferred taxes......................................      382.9         470.6
Redeemable preferred stock of consolidated
 affiliate..........................................       42.3          42.3
Minority interest...................................      223.3         234.5
Commitments and contingencies.......................

Stockholders' equity:
   Series E preferred stock.........................      115.0         115.0
   Common stock (90.4 and 71.2 shares outstanding)..      853.1         574.3
   Retained earnings (accumulated deficit)..........      (72.8)        101.6
   Foreign currency translation adjustment..........     (197.4)       (179.0)
   Unamortized expense of restricted stock plan.....       (5.9)         (4.8)
- - ----------------------------------------------------  ------------------------
      Total stockholders' equity....................      692.0         607.1
- - ----------------------------------------------------  ------------------------
Total liabilities and stockholders' equity..........  $ 6,688.4     $ 6,836.7
                                                      =======================

*Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                     Three months ended      Six months ended
                                          June 30,               June 30,
(in millions except per share)          1994       1993        1994       1993
Net sales........................   $1,354.3   $1,267.6    $2,645.1   $2,573.9
Operating costs and expenses:
Cost of products sold............    1,116.9    1,050.3     2,184.0    2,120.5
Selling, general and
 administrative expenses.........      136.9      131.3       270.5      267.3
Depreciation and amortization....       88.5       88.8       177.7      175.9
Equity loss from affiliates......        1.5        1.7         5.7        3.6
Other net operating (income)
  expense........................      (28.5)       2.3       (33.4)       2.9
- - ---------------------------------   ---------  ---------   ---------  ---------
                                     1,315.3    1,274.4     2,604.5    2,570.2
- - ----------------------------------  ---------  ---------   ---------  ---------
Income (loss) from operations.....      39.0       (6.8)       40.6        3.7
Interest expense..................    (110.7)    (101.8)     (224.3)    (204.1)
Other, net........................       1.0         .3        (8.1)       3.1
- - ----------------------------------  ---------  ---------   ---------  ---------
Loss before income taxes, minority
 interest, extraordinary loss and
 cumulative effects of accounting
 changes..........................     (70.7)    (108.3)     (191.8)    (197.3)
Credit for income taxes...........     (20.0)     (37.7)      (60.0)     (64.6)
Minority interest.................       (.1)      (1.0)        2.1       (1.6)
- - ----------------------------------  ---------  ---------   ---------  ---------
Loss before extraordinary loss and
 cumulative effects of accounting
 changes..........................     (50.8)     (71.6)     (129.7)    (134.3)
Extraordinary loss from early
 extinguishment of debt (net of
 $9.8 income tax benefit).........        --         --       (16.8)        --
Cumulative effect of change in
 accounting for postemployment
 benefits (net of $9.5 income tax
 benefit).........................        --         --       (14.2)        --
Cumulative effect of change in
 accounting for postretirement
 benefits (net of $23.3 income tax
 benefit).........................        --         --          --      (39.5)
- - ----------------------------------  ---------  ---------   ---------  ---------
Net loss..........................     (50.8)     (71.6)     (160.7)    (173.8)
Preferred stock dividends.........      (2.0)      (2.0)       (4.0)      (4.0)
- - ----------------------------------  ---------  ---------   ---------  ---------
Net loss applicable to common
 shares...........................  $  (52.8)  $  (73.6)   $ (164.7)  $ (177.8)
- - ----------------------------------  ---------  ---------   ---------  ---------

Retained earnings (accumulated
 deficit), beginning of period....  $  (17.3)  $  391.8    $  101.6   $  496.0
Net loss..........................     (50.8)     (71.6)     (160.7)    (173.8)
Cash dividends on preferred stock.      (8.0)      (2.0)       (8.0)      (4.0)
Unrealized gain (loss) on
 marketable equity security (net
 of income tax benefit)...........       3.3         --        (5.7)        --
- - ----------------------------------  ---------  ---------   ---------  ---------
Retained earnings (accumulated
 deficit), end of period..........  $  (72.8)  $  318.2    $  (72.8)  $  318.2
- - ----------------------------------  =========  =========   =========  =========

Per share of common stock:
Loss before extraordinary loss
 and cumulative effects of
 accounting changes...............  $   (.58)  $  (1.03)   $  (1.55)  $  (1.94)
Extraordinary loss from early
 extinguishment of debt...........        --         --        (.20)        --
Cumulative effect of change in
 accounting for postemployment
 benefits.........................        --         --        (.17)        --
Cumulative effect of change in
 accounting for postretirement
 benefits.........................        --         --          --       (.56)
- - ----------------------------------  ---------  ---------   ---------  ---------
Net loss..........................  $   (.58)  $  (1.03)   $  (1.92)  $  (2.50)
- - ----------------------------------  =========  =========   =========  =========
Cash dividends....................  $     --   $     --    $     --   $     --
                                    =========  =========   =========  =========

Common shares and common share
 equivalents outstanding (weighted
 average, in millions)............      90.4       71.2        86.0       71.2
                                    =========  =========   =========  =========

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      Three months ended     Six months ended
                                           June 30,              June 30,
(in millions)                           1994       1993       1994       1993
Cash flows from operating
 activities:
Net loss..........................   $ (50.8)   $ (71.6)  $ (160.7)  $ (173.8)
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
  Extraordinary loss from early
   extinguishment of debt.........        --         --       16.8         --
  Cumulative effect of change in
   accounting for postemployment
   benefits.......................        --         --       14.2         --
  Cumulative effect of change in
   accounting for postretirement
   benefits.......................        --         --         --       39.5
  Depreciation and amortization...      88.5       88.8      177.7      175.9
  Deferred taxes..................     (21.0)     (30.7)     (64.2)     (59.6)
  Foreign currency transaction
   losses.........................        .7        3.7       15.9        5.2
  Other--net......................     (31.8)     (13.5)     (57.7)      (5.6)
  Changes in current assets and
   liabilities-net of adjustments
   for dispositions:
    Decrease (increase) in
     accounts and notes
     receivable--net..............     (19.1)      37.6      (81.4)      (2.7)
    Decrease in inventories.......      41.1        2.8       56.8        2.5
    Decrease (increase) in other
     current assets...............     (18.0)       8.8      (36.8)      (9.4)
    Increase in accounts payable
     and other current
     liabilities..................      26.3        6.9       21.1       26.0
- - ----------------------------------   -------------------  --------------------
Net cash provided by (used in)
 operating activities.............      15.9       32.8      (98.3)      (2.0)
- - ----------------------------------   -------------------  --------------------

Cash flows from financing activities:
Borrowings........................      30.2       39.5      751.4      133.6
Payments made on debt.............     (19.8)     (37.9)    (916.9)     (49.5)
Payments by consolidated
 affiliates on non-recourse debt..     (11.6)     (10.7)     (30.8)     (10.7)
Proceeds from issuance of common
  stock, net......................        --         --      276.3         --
Refund (funding) of letter of
 credit...........................       1.7         --      (20.6)        --
Cash dividends....................      (8.0)      (2.0)      (8.0)      (4.0)
- - ----------------------------------   -------------------  --------------------
Net cash provided by (used in)
 financing activities.............      (7.5)     (11.1)      51.4       69.4
- - ----------------------------------   -------------------  --------------------

Cash flows from investing activities:
Capital expenditures..............     (48.5)     (34.1)     (66.2)     (63.5)
Proceeds from sales of assets.....      12.4        1.2       19.9        3.2
Other--net........................      (4.9)     (16.3)      (6.2)     (27.7)
- - ----------------------------------   -------------------  --------------------
Net cash used in investing
 activities.......................     (41.0)     (49.2)     (52.5)     (88.0)
- - ----------------------------------   -------------------  --------------------
Effect of exchange rate changes
 on cash..........................       3.6        (.5)       2.1        (.5)
- - ----------------------------------   -------------------  --------------------
Net decrease in cash and cash
 equivalents......................     (29.0)     (28.0)     (97.3)     (21.1)
Cash and cash equivalents,
 beginning of period..............     179.1       65.8      247.4       58.9
- - ----------------------------------   -------------------  --------------------
Cash and cash equivalents, end of
 period...........................   $ 150.1    $  37.8   $  150.1   $   37.8
                                     ========   ========  ========   =========

See Note 12 regarding non-cash investing and financing activities and supplemental cash flow information.

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.


              STONE CONTAINER CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1:  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 1994 and the results of operations and cash flows for the three and six month periods ended June 30, 1994 and 1993.

NOTE 2:  Restatements

Certain prior year amounts in the Company's Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) and Consolidated Statements of Cash Flows have been restated to conform with the current year presentation.

NOTE 3:  Adoption of New Accounting Standards

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), which requires accrual accounting for the estimated costs of providing certain benefits to former or inactive employees and the employees' beneficiaries and dependents after employment but before retirement. Upon adoption of SFAS 112, the Company recorded its catch-up obligation (approximately $24 million) by recognizing a one-time, non-cash charge of $14.2 million, net of income tax benefit, as a cumulative effect of an accounting change in its 1994 first quarter Consolidated Statement of Operations and Retained Earnings (Accumulated Deficit).

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company, at June 30, 1994, recorded a $5.7 million charge directly to stockholders' equity to reflect an unrealized loss on an investment in an equity security, net of income tax benefit. The aggregate fair value and carrying value of the investment in the equity security at June 30, 1994, was approximately $12 million and $20 million (exclusive of the unrealized loss), respectively.

NOTE 4:  Subsequent Event

The Company originally filed on July 27, 1994 and subsequently amended on August 4, 1994, a registration statement with the SEC registering $550 million principal amount of First Mortgage Notes and $150 million principal amount of Senior Notes (the "Offering"). If the Offering is completed, the Company would (i) enter into a new credit agreement (the "Credit Agreement") consisting of a $400 million senior secured term loan and a $450 million senior secured revolving credit facility commitment (with the borrowing availability thereunder being reduced by letter of credit commitments, of which approximately $59 million will be outstanding at closing), (ii) repay all of the outstanding indebtedness under and terminate its current bank credit agreements (the "1989 Credit Agreement") and (iii) merge the Company's 93 percent owned subsidiary Stone Savannah River Pulp & Paper Corporation ("Stone Savannah") into a wholly owned subsidiary of the Company and, as described below, repay or acquire Stone Savannah's outstanding indebtedness, preferred stock and common stock; each of the foregoing transactions is expected to be conditioned upon the successful completion of the other transactions (collectively, the "Related Transactions"). In connection with the Stone Savannah merger, the Company would (i) repay all of the indebtedness outstanding under and terminate Stone Savannah's bank credit agreement ($249.5 million as of June 30, 1994), (ii) call for redemption the $130 million principal amount of Stone Savannah's 14-1/8 percent Senior Subordinated Notes due 2000 at a redemption price equal to the applicable premium percentage of the principal amount, (iii) call for redemption or otherwise acquire the outstanding shares of Series A Cumulative Redeemable Exchangeable Preferred Stock of Stone Savannah not owned by the Company at a redemption price equal to the applicable premium percentage of the principal amount plus accrued and unpaid dividends and (iv) purchase the outstanding shares of common stock of Stone Savannah not owned by the Company. The completion of the Offering, together with the Related Transactions, is expected to improve the Company's financial flexibility by extending the scheduled amortization obligations and final maturities of more than $1 billion of the Company's indebtedness and improve the Company's liquidity by replacing its current $166 million revolving credit facility commitments with a $450 million of revolving credit commitment. While the Company currently anticipates that the Offering and Related Transactions will be completed during the fourth quarter of 1994, no assurance can be given that they will be completed.

     Assuming that the Offering and Related Transactions are completed as planned, the Company would incur a charge for the write-off of previously incurred unamortized debt issuance costs, related to the debt being repaid, currently estimated to be in the range of $45 to $49 million, net of income tax benefit. This non-cash charge would be recorded as an extraordinary loss from the early extinguishment of debt in the Company's Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit).

NOTE 5:  Involuntary Conversion

On April 13, 1994, a digester vessel ruptured at the Company's pulp and paperboard mill in Panama City, Florida causing extensive damage to certain of the facility's assets. As a result of this occurrence, the Company's second quarter 1994 results include a $22 million pretax involuntary conversion gain (approximately $13.7 million after taxes) which reflects the expected net proceeds from the property damage insurance claim in excess of the carrying value of the assets damaged or destroyed.

     The Company currently estimates that the mill's linerboard production facilities will have been shut down for a total of approximately 23 weeks and bleached market pulp production facilities will have been shut down for a total of approximately 18 weeks. These shutdowns will result in production outages of approximately 138,000 tons of linerboard and 107,000 tons of bleached market pulp. After deductibles, the Company expects insurance proceeds to cover both property damage and business interruption claims.

NOTE 6:  Financing Activities

On February 3, 1994, the Company, under its $1 billion shelf registration, sold $710 million principal amount of 9-7/8 percent Senior Notes due February 1, 2001 and 16.5 million shares of common stock for an additional $251.6 million at $15.25 per common share. On February 17, 1994, the underwriters elected to exercise their option to purchase an additional 2.47 million shares of common stock for an additional $37.7 million, also at $15.25 per common share (collectively, with the February 3, 1994 offering, the "February 1994 Offerings"). The net proceeds from the February 1994 Offerings of approximately $962 million were used to (i) prepay all of the 1995 and portions of the 1996 and 1997 scheduled amortization under the Company's bank credit agreements (aggregating approximately $652 million), which includes two term loan facilities, two revolving credit facilities and an additional term loan (the "1989 Credit Agreement"), (including the ratable amortization payment under the revolving credit facilities of the 1989 Credit Agreement which had the effect of reducing the total commitments thereunder to approximately $168 million); (ii) redeem the Company's 13-5/8 percent Subordinated Notes due 1995 at a price equal to par, approximately $98 million principal amount, plus accrued interest to the redemption date; (iii) repay approximately $136 million of the outstanding borrowings under the Company's revolving credit facilities without reducing the commitments thereunder; and (iv) provide incremental liquidity in the form of cash. The 9-7/8 percent Senior Notes are redeemable by the Company on or after February 1, 1999. Interest is payable semi-annually commencing August 1, 1994 and continuing each February 1 and August 1 until maturity.

     In the first quarter of 1994, the Company wrote-off $16.8 million of unamortized debt issuance costs, net of income tax benefit, as a result of the debt prepayments mentioned above. Such non-cash charge is reflected as an extraordinary loss from the early extinguishment of debt in the Company's Consolidated Statement of Operations and Retained Earnings (Accumulated Deficit) for the six months ended June 30, 1994.


NOTE 7:  Credit Agreement Amendments/Liquidity Matters

The Company and its bank group have amended the Company's 1989 Credit Agreement several times during the past three years. Such amendments provided, among other things, greater financial flexibility and/or relief from certain financial covenants. In some instances, certain restrictions and limitations applicable to the 1989 Credit Agreement were tightened. There can be no assurance that future covenant relief will not be required or, if such relief is requested by the Company, that it will be obtained from the Company's bank lenders.

     As described in Note 4, the Offering and the Related Transactions, if completed, would fully repay the 1989 Credit Agreement, which would then be terminated.

     The most recent amendment, which was executed in February of 1994 and became effective upon the completion of the February 1994
Offerings, as discussed in Note 6, provided, among other things, for the following:

   (i) Enabled the Company to apply up to $200 million of net proceeds from the February 1994 Offerings, which increased liquidity, as repayment of borrowings under the revolving credit facilities of the 1989 Credit Agreement without reducing the commitments thereunder and, to the extent no balance was outstanding under the revolving credit facilities, permitted the Company to retain the balance of such $200 million of proceeds in cash.

  (ii) Enabled the Company to redeem the Company's 13-5/8 percent Subordinated Notes maturing on June 1, 1995 from the proceeds received from the February 1994 Offerings at a price equal to par, approximately $98 million principal amount, plus accrued interest to the redemption date.

 (iii) Amended the required levels of EBITDA, (as defined in the 1989 Credit Agreement), for certain specified periods to the following:

       Periods                                               EBITDA
       For the six months ended June 30, 1994              $ 55 million
       For the nine months ended September 30, 1994        $111 million
       For the twelve months ended December 31, 1994       $180 million
       For the twelve months ended March 31, 1995          $226 million

           The required level of EBITDA is scheduled to increase for each rolling four quarter period thereafter until December 31, 1996, when the EBITDA for the twelve months ended December 31, 1996 is required to be $822 million.

  (iv) Reset to zero as of January 1, 1994 the dividend pool under the 1989 Credit Agreement which permits payment of dividends on the Company's capital stock and modifies the components used in calculating the ongoing balance in the dividend pool. Effective January 1, 1994, dividend payments on the Company's common stock and on certain preferred stock issues cannot exceed the sum of (i) 75 percent of the consolidated net income (as defined in the 1989 Credit Agreement) of the Company from January 1, 1994 to the date of payment of such dividends, minus (ii) 100 percent of the consolidated net loss (as defined in the 1989 Credit Agreement) of the Company from January 1, 1994 to the date of payment of such dividends, plus (iii) 100 percent of any net cash proceeds from sales of common stock or certain preferred stock of the Company from January 1, 1994 to any date of payment of such dividends (excluding the proceeds from the February 1994 Offerings for which no dividend credit was received by the Company). Additionally, the restriction in the 1989 Credit Agreement with respect to dividends on Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock") now mirrors the dividend restriction in the Company's Senior Subordinated Indenture dated as of March 15, 1992.

   (v) Replaced the existing cross-default provisions relating to obligations of $10 million or more of the Company's separately financed subsidiaries, Seminole Kraft
                Corporation ("Seminole") and Stone Savannah, with cross-acceleration provisions.

  (vi) Replaced the current prohibition of investments in Stone Venepal Consolidated Pulp Inc. with restrictions substantially similar to the restrictions applicable to the Company's subsidiaries, Stone Savannah and Seminole.

 (vii) Maintains the monthly indebtedness ratio requirement, as defined in the 1989 Credit Agreement, at no higher than: 81.5 percent as of the end of each month from December 31, 1993 and ending prior to March 31, 1995 and 81 percent as of the end of each month from March 31, 1995 and ending prior to June 30, 1995. The indebtedness ratio requirement is scheduled to periodically decrease thereafter (from 80 percent on June 30, 1995) until February 28, 1997, when the ratio limitation is required to be 68 percent.

(viii) Maintains the Consolidated Tangible Net Worth requirement ("CTNW"), (as defined in the 1989 Credit Agreement), at equal to or greater than 50 percent of the highest CTNW for any quarter since the inception of the 1989 Credit Agreement.

     There can be no assurance that the Company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of its 1989 Credit Agreement. Failure to achieve or maintain compliance with such financial ratio tests or other requirements under the 1989 Credit Agreement, in the absence of a waiver or amendment, would result in an event of default and could lead to the acceleration of the obligations under the 1989 Credit Agreement. The Company has successfully sought and received waivers and amendments to its 1989 Credit Agreement on various occasions since entering into the 1989 Credit Agreement. If further waivers or amendments are requested by the Company, there can be no assurance that the Company's bank lenders will again grant such requests. The failure to obtain any such waivers or amendments would reduce the Company's flexibility to respond to adverse industry conditions and could have a material adverse effect on the Company.

     Pursuant to an output purchase agreement entered into in 1986 with Seminole, the Company is obligated to purchase and Seminole is obligated to sell all of Seminole's linerboard production. Seminole produces 100 percent recycled linerboard and is dependent upon an adequate supply of recycled fiber, in particular old corrugated containers ("OCC"). Under the agreement, the Company paid fixed prices for linerboard, which generally exceeded market prices, until June 3, 1994. Thereafter, the Company is only obligated to pay market prices for the remainder of the agreement. Because market prices for linerboard are currently less than the fixed prices previously in effect under the output purchase agreement and due to recent significant increases in the cost of recycled fiber, it is anticipated that Seminole will not comply with certain financial covenants at September 30, 1994. Accordingly, Seminole is currently seeking waivers and amendments with respect to such covenants from its bank lenders for periods up to and including June 30, 1995. There can be no assurance that the lenders will grant such waivers or that Seminole will not require additional waivers in the future. Depending upon the level of market prices and the cost and supply of recycled fiber, Seminole may need to undertake additional measures to meet its debt service requirements (including covenants), including obtaining additional sources of funds or liquidity, postponing or restructuring of debt service payments or refinancing the indebtedness. In the event that such measures are required and are not successful, and such indebtedness is accelerated by the respective lenders to Seminole, the lenders to the Company under the 1989 Credit Agreement and various other of its debt instruments would be entitled to accelerate the indebtedness owed by the Company.

     Pursuant to an output purchase agreement entered into in 1988 with Stone Savannah, the Company is obligated to purchase and Stone Savannah is obligated to sell all of Stone Savannah's linerboard and market pulp production at fixed prices until December 1994 and November 1995, respectively, and thereafter at market prices for the remainder of the agreement. While the fixed prices in effect at June 30, 1994 for Stone Savannah were higher than market prices at such date, the price differentials have not had, nor are they expected to have, a significant impact on the Company's results of operations or financial position. Notwithstanding the fixed price provisions of the output purchase agreement, due to the relatively high cost of raw materials (primarily wood and recycled fiber), and its highly leveraged capital structure, Stone Savannah has required a waiver from its bank lenders of its fixed-charges-coverage ratio for each fiscal quarter end since December 31, 1993. Management has prepared projections that indicate that Stone Savannah will require another waiver from its bank lenders through at least December 31, 1994. Furthermore, Stone Savannah may need to undertake additional measures to meet its debt service requirements (including covenants), including obtaining additional sources of funds or liquidity, postponing or restructuring of debt service payments or refinancing the indebtedness. In the event that such measures are required and are not successful, and such indebtedness is accelerated by the respective lenders to Stone Savannah, the lenders to the Company under the 1989 Credit Agreement and various other of its debt instruments would be entitled to accelerate the indebtedness owed by the Company. As described in Note 4, the Offering and the Related Transactions, if completed, would repay the Stone Savannah indebtedness, including borrowings outstanding under its credit agreement, and would result in the termination of the output purchase agreement. The Company will seek additional waivers from Stone Savannah's lenders if the Offering and Related Transactions, as described in Note 4, are not completed as of September 29, 1994.

     As a result of the February 1994 Offerings, the "dividend pool" established by the restrictions on payment of dividends under the Senior Subordinated Indenture dated March 15, 1992 relating to the Company's 10-3/4 percent Senior Subordinated Notes due June 15, 1997, its 11 percent Senior Subordinated Notes due August 15, 1999 and its 10-3/4 percent Senior Subordinated Debenture due April 1, 2002 was replenished from the sale of the common shares. On May 16, 1994, the Company paid both a regular quarterly cash dividend of $.4375 per share and a cumulative cash dividend of $1.3125 per share on the Company's $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock ("Series E Cumulative Preferred Stock"), to stockholders of record on April 15, 1994. The cumulative cash dividend fully satisfied all accumulated dividends in arrears on the Series E Cumulative Preferred Stock at that time. As a result of net losses, the dividend pool has been subsequently depleted and, accordingly, the Company's Board of Directors did not declare the scheduled August 15, 1994 quarterly dividend on the Series E Cumulative Preferred Stock. In the event the Company does not pay a dividend on the Series E Cumulative Preferred Stock for six quarters, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment.

     Due to industry conditions during the past few years and due principally to depressed product prices and significant interest costs attributable to the Company's highly leveraged capital structure, the Company incurred net losses in each of the last three years and for the first half of 1994 and expects to incur a net loss for the 1994 fiscal year. While market conditions have improved since October 1993, permitting the Company to implement price increases for most of its products, such prices remain below the historical high prices which were achieved during the peak of the last industry cycle, particularly prices for newsprint and market pulp. Additionally, while product prices have increased since October 1993, the Company's production costs (including labor, fiber and energy), as well as its interest expense, have increased since the last pricing peak in the industry, increasing pressure on the Company's net margins for its products. The successive net losses have significantly impaired the Company's liquidity and available sources of liquidity.

     The Company improved its liquidity and financial flexibility through the completion of the February 1994 Offerings. Notwithstanding these improvements in the Company's liquidity and financial flexibility, unless the Company achieves and maintains increased selling prices beyond current levels, the Company will continue to incur net losses and would not generate sufficient cash flows to meet fully the Company's debt service requirements in the future. Without such price increases, the Company may exhaust all or substantially all of its cash resources and borrowing availability under the existing revolving credit facilities. In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, additional sales of assets, the deferral of certain capital expenditures, obtaining additional sources of funds or liquidity and/or pursuing the possible restructuring of its indebtedness. There can be no assurance that such measures, if required, would generate the liquidity required by the Company to operate its business and service its indebtedness. As currently scheduled, beginning in 1996 and continuing thereafter, the Company will be required to make significant amortization payments on its existing indebtedness which would require the Company to raise sufficient funds from operations and/or other sources or refinance and/or restructure maturing indebtedness. No assurance can be given that the Company will be successful in doing so. As discussed in Note 4, the Offering, together with the Related Transactions, if completed, is expected to improve the Company's financial flexibility by extending the scheduled amortization obligations and final maturities of more than $1 billion of the Company's indebtedness and improve the Company's liquidity by replacing its current $166 million revolving credit facility commitments with $450 million of revolving credit commitments.

NOTE 8:  Inventories

Inventories are summarized as follows:

                                              June 30,    December 31,
(in millions)                                    1994            1993
Raw materials and supplies..............    $   296.8     $     333.8
Paperstock*.............................        240.3           284.2
Work in process.........................         20.2            16.8
Finished products--converting
  facilities............................        114.0            99.5
- - ----------------------------------------    ----------    ------------
                                                671.3           734.3
Excess of current cost over LIFO
  inventory value.......................        (14.8)          (14.9)
- - ----------------------------------------    ----------    ------------
Total inventories.......................    $   656.5     $     719.4
                                            ==========    ============

     *Includes linerboard, corrugating medium, kraft paper, newsprint, market pulp and groundwood paper.

     At June 30, 1994 and December 31, 1993, the percentage of total inventories costed by the LIFO, FIFO and average cost methods were as follows:

                                              June 30,    December 31,
                                                 1994            1993
     LIFO..................................        43%             44%
     FIFO..................................         8%              6%
     Average Cost..........................        49%             50%

NOTE 9:  Current Maturities of Long-Term Debt

Current maturities of long-term debt at June 30, 1994 and December 31, 1993 consisted of the following components:

                                              June 30,    December 31,
(in millions)                                    1994            1993
Senior debt.............................    $    18.1     $      17.7
Subordinated debt.......................           --             4.9
Non-recourse debt of consolidated
  affiliates............................        271.3           290.5
                                            ----------    ------------
Total current maturities of long-term
  debt                                      $   289.4     $     313.1

     As described in Note 4, the Offering and the Related Transactions, if completed, would repay the Stone Savannah indebtedness, including borrowings outstanding under its credit agreement, which would then be terminated.

     The 1989 Credit Agreement limits in certain specific circumstances any further investments by the Company in Stone-Consolidated, Seminole and Stone Savannah. Stone Savannah has substantial indebtedness which had been incurred in connection with project financing and is significantly leveraged. As of June 30, 1994, Stone Savannah had $383.1 million in outstanding indebtedness (including $249.5 million in secured indebtedness owed to bank lenders). Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor," requires a company to reclassify long-term debt as current when a covenant violation has occurred at the balance sheet date or would have occurred absent a loan modification and it is probable that the borrower will not be able to comply with the same covenant at measurement dates that are within the next twelve months. In May 1994, Stone Savannah received a waiver of its fixed-charges-coverage covenant requirement as of June 30, 1994. Management has prepared projections that indicate that Stone Savannah will not be in compliance with this covenant as of September 30, 1994. Consequently, approximately $215.8 million and $237.9 million of Stone Savannah debt, that otherwise would have been classified as long-term has been classified as current in the June 30, 1994 and December 31, 1993 consolidated balance sheets, respectively. Stone Savannah has received from its lenders waivers of the appropriate financial covenants through September 29, 1994. Stone Savannah will seek additional waivers from its lenders if the Offering and Related Transactions, as described in
Note 4, are not completed as of September 29, 1994. Failure to obtain covenant relief beyond September 29, 1994 would result in a default under Stone Savannah's credit agreement and other indebtedness and, if any such indebtedness were accelerated by the holders thereof, the lenders to the Company under the 1989 Credit Agreement and various other of the Company's debt instruments would be entitled to accelerate the indebtedness owed by the Company.
NOTE 10:  Summary Financial Information for Stone Southwest Corporation

Shown below is consolidated, summarized financial information for Stone Southwest, Inc. (formerly known as Southwest Forest Industries, Inc.). The summarized financial information for Stone Southwest, Inc. does not include purchase accounting adjustments or the impact of the debt incurred to finance the acquisition of Stone Southwest, Inc.:

                               Three months ended     Six months ended
                                    June 30               June 30,
(in millions)                    1994       1993       1994       1993
Net sales..................    $402.7     $409.6     $827.9     $847.3
Cost of products sold and
  depreciation.............     343.9      343.1      713.5      698.4
Income (loss) before
  cumulative effects of
  accounting changes.......      10.4       (3.2)       6.9        2.4
Cumulative effect of change
  in accounting for
  postemployment benefits
  (net of $2.5 income tax
  benefit).................        --         --       (3.9)        --
Cumulative effect of change
  in accounting for
  postretirement benefits
  (net of $5.2 income tax
  benefit).................        --         --         --       (8.3)
Net income (loss)..........      10.4       (3.2)       3.0       (5.9)




                                              June 30,    December 31,
(in millions)                                    1994            1993
Current assets..........................    $   340.7     $     360.9
Noncurrent assets*......................      1,629.5         1,600.5
Current liabilities.....................        147.7           141.3
Noncurrent liabilities and obligations..        395.1           395.8

*Includes $890.8 and $857.4 due from the Company at June 30, 1994 and December 31, 1993, respectively.

NOTE 10:  Segment Information

Financial information by business segment is summarized as follows:

                                         Three months ended
                             June 30, 1994                June 30, 1993
                                    Income (loss)               Income (loss)
                                    before income               before income
                                      taxes and                  taxes and
                            Total      minority        Total       minority
(in millions)               sales      interest        sales       interest(a)
Paperboard and paper
  packaging...........   $  992.4    $     52.6     $  960.2     $       51.5
White paper and pulp..      275.8          (7.9)       238.7            (42.9)
Other.................       90.7          14.7         80.5              5.9
Intersegment..........       (4.6)           --        (11.8)              --
                          1,354.3          59.4      1,267.6             14.5
Interest expense......                   (110.7)                       (101.8)
Foreign currency
  transaction
  adjustments.........                      (.7)                         (3.6)
General corporate and
  miscellaneous (net).                    (18.7)                        (17.4)
Total.................   $1,354.3    $    (70.7)    $1,267.6     $     (108.3)



                                           Six months ended
                             June 30, 1994                June 30, 1993
                                    Income (loss)
                                    before income
                                   taxes, minority              Income (loss)
                                      interest,                 before income
                                   extraordinary              taxes, minority
                                     loss and                   interest and
                                    cumulative                   cumulative
                                   effect of an                 effect of an
                            Total   accounting         Total      accounting
(in millions)               sales       change         sales         change(a)
Paperboard and paper
  packaging...........   $1,946.4    $    105.1     $1,933.2     $      113.9
White paper and pulp..      536.5         (46.2)       492.7            (86.7)
Other.................      179.3          26.4        173.2             19.5
Intersegment..........      (17.1)           --        (25.2)              --
                          2,645.1          85.3      2,573.9             46.7
Interest expense......                   (224.3)                       (204.1)
Foreign currency
  transaction
  adjustments.........                    (15.9)                         (5.1)
General corporate and
  miscellaneous (net).                    (36.9)                        (34.8)
Total.................   $2,645.1    $   (191.8)    $2,573.9     $     (197.3)

(a)  Adjusted to conform to current financial statement presentation.


Financial information by geographic region is summarized as follows:


                                         Three months ended
                             June 30, 1994                June 30, 1993
                                    Income (loss)               Income (loss)
                                    before income               before income
                                      taxes and                  taxes and
                            Total      minority        Total       minority
(in millions)               sales      interest        sales       interest(a)
United States.........   $  985.7    $     61.0     $  925.7     $       24.7
Canada................      247.5          (2.6)       192.1             (9.4)
Europe................      141.0           1.0        160.8              (.8)
                          1,374.2          59.4      1,278.6             14.5
Interest expense......                   (110.7)                       (101.8)
Foreign currency
  transaction
  adjustments.........                      (.7)                         (3.6)
General corporate and
  miscellaneous (net).                    (18.7)                        (17.4)
Inter-area
  eliminations........      (19.9)           --        (11.0)              --
Total.................   $1,354.3    $    (70.7)    $1,267.6     $     (108.3)



                                           Six months ended
                             June 30, 1994                June 30, 1993
                                    Income (loss)
                                    before income
                                   taxes, minority              Income (loss)
                                      interest,                 before income
                                   extraordinary              taxes, minority
                                     loss and                   interest and
                                    cumulative                   cumulative
                                   effect of an                 effect of an
                            Total   accounting         Total      accounting
(in millions)               sales       change         sales         change(a)
United States.........   $1,937.5    $    100.4     $1,850.5     $       70.0
Canada................      454.1         (17.3)       383.0            (26.3)
Europe................      282.3           2.2        359.7              3.0
                          2,673.9          85.3      2,593.2             46.7
Interest expense......                   (224.3)                       (204.1)
Foreign currency
  transaction
  adjustments.........                    (15.9)                         (5.1)
General corporate and
  miscellaneous (net).                    (36.9)                        (34.8)
Inter-area
  eliminations........      (28.8)           --        (19.3)              --
Total.................   $2,645.1    $   (191.8)    $2,573.9     $     (197.3)

(a)  Adjusted to conform to current financial statement presentation.





NOTE 11:  Additional Cash Flow Statement Information

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:


                                     Three months ended       Six months ended
                                            June 30,              June 30,
(in millions)                          1994        1993        1994       1993
Non-cash investing and financing
  activities:
 Unrealized (gain) loss on an
  investment in an equity security
  (net of income tax benefit)......  $ (3.3)     $   --      $  5.7    $    --
 Note receivable received from
  sale of assets...................      --          --         1.3         --
 Preferred stock dividends issued
  by a consolidated affiliate......      --         1.5          --        2.9
 Capital lease obligations
  incurred.........................      --          --          --         .2

Cash paid during the periods for:
 Interest (net of capitalization)..  $ 91.9      $ 92.3      $190.7    $ 188.3
 Income taxes (net of refunds).....     (.4)        1.9         2.6        7.7
                                     =======     ======      =======   =======

               STONE CONTAINER CORPORATION AND SUBSIDIARIES

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                                     Three months ended June 30,
                                   1994                     1993
                                       Percent of             Percent of
(dollars in millions)        Amount    net sales      Amount  net sales
Net sales................  $ 1,354.3       100.0%   $ 1,267.6    100.0%
Cost of products sold....    1,116.9        82.5      1,050.3     82.9
Selling, general and
 administrative expenses.      136.9        10.1        131.3     10.4
Depreciation and
 amortization............       88.5         6.5         88.8      7.0
Equity loss from
  affiliates.............        1.5          .1          1.7       .1
Other operating (income)
 expense--net............      (28.5)       (2.1)         2.3       .1
Income (loss) from
  operations.............       39.0         2.9         (6.8)     (.5)
Interest expense.........     (110.7)       (8.2)      (101.8)    (8.0)
Other, net...............        1.0          .1           .3       --
Loss before income taxes,
 minority interest,
 extraordinary loss and
 cumulative effects of
 accounting changes......      (70.7)       (5.2)      (108.3)    (8.5)
Credit for income taxes..      (20.0)       (1.4)       (37.7)    (3.0)
Minority interest........        (.1)         --         (1.0)     (.1)
Loss before extraordinary
 loss and cumulative
 effects of accounting
 changes.................      (50.8)       (3.8)       (71.6)    (5.6)
Extraordinary loss from
 early extinguishment of
 debt....................         --          --           --       --
Cumulative effect of change
 in accounting for
 postemployment benefits.         --          --           --       --
Cumulative effect of change
 in accounting for
 postretirement benefits.         --          --           --       --
Net loss.................  $   (50.8)       (3.8)   $   (71.6)    (5.6)

                                       Six months ended June 30,
                                   1994                     1993
                                       Percent of             Percent of
(dollars in millions)        Amount    net sales      Amount  net sales
Net sales................  $ 2,645.1       100.0%   $ 2,573.9    100.0%
Cost of products sold....    2,184.0        82.6      2,120.5     82.5
Selling, general and
 administrative expenses.      270.5        10.2        267.3     10.4
Depreciation and
 amortization............      177.7         6.7        175.9      6.8
Equity loss from
  affiliates.............        5.7          .2          3.6       .1
Other operating (income)
 expense--net............      (33.4)       (1.2)         2.9       .1
Income from operations...       40.6         1.5          3.7       .1
Interest expense.........     (224.3)       (8.5)      (204.1)    (7.9)
Other, net...............       (8.1)        (.3)         3.1       .1
Loss before income taxes,
 minority interest,
 extraordinary loss and
 cumulative effects of
 accounting changes......     (191.8)       (7.3)      (197.3)    (7.7)
Credit for income taxes..      (60.0)       (2.3)       (64.6)    (2.5)
Minority interest........        2.1          .1         (1.6)      --
Loss before extraordinary
 loss and cumulative
 effects of accounting
 changes.................     (129.7)       (4.9)      (134.3)    (5.2)
Extraordinary loss from
 early extinguishment of
 debt (net of $9.8 income
 tax benefit)............      (16.8)        (.7)          --       --
Cumulative effect of change
 in accounting for
 postemployment benefits
 (net of $9.5 income tax
 benefit)................      (14.2)        (.5)          --       --
Cumulative effect of change
 in accounting for
 postretirement benefits
 (net of $23.3 income tax
 benefit).................        --          --        (39.5)    (1.5)
Net loss.................  $  (160.7)       (6.1)   $  (173.8)    (6.7)


The net loss for the second quarter of 1994 was $50.8 million or $.58 per share of common stock, compared to a net loss of $71.6 million or $1.03 per share of common stock for the second quarter of 1993.

     For the six months ended June 30, 1994, the loss before the extraordinary loss from the early extinguishment of debt and the cumulative effect of a change in the accounting for postemployment benefits ("SFAS 112"), was $129.7 million, or $1.55 per share of common stock. The Company recorded in the 1994 first quarter an extraordinary loss from the early extinguishment of debt of $16.8 million, net of income tax benefit, or $.20 per share of common stock and a one-time, non-cash cumulative effect charge of $14.2 million, net of income tax benefit, or $.17 per share of common stock from the adoption of SFAS 112, resulting in a net loss for the six months ended June 30, 1994 of $160.7 million, or $1.92 per share of common stock. For the six months ended June 30, 1993, the loss before the cumulative effect of a change in the accounting for postretirement benefits other than pensions ("SFAS 106") was $134.3 million, or $1.94 per share of common stock. The adoption of SFAS 106, resulted in a one-time, non-cash cumulative effect charge of $39.5 million, net of income tax benefit, or $.56 per share of common stock, resulting in a net loss of $173.8 million or $2.50 per share of common stock.

     Income from operations increased $45.8 million and $36.9 million for the three months and six months ended June 30, 1994, respectively, over the comparable prior year periods. These increases primarily reflect improved product pricing, particularly for market pulp, and a $22 million pretax involuntary conversion gain associated with a digester rupture at the Company's Panama City, Florida pulp and paperboard mill (see Note 5) which more than offset an increase in recycled fiber costs of approximately $20 million and $24 million for the three and six months ended June 30, 1994. Substantially offsetting the improvement in operating earnings for these periods, however, were higher interest expense and a decrease in the credit for income taxes. Additionally, the first half of 1994 reflected a $10.7 million increase in foreign currency transaction losses which further offset the improved operating earnings for the six months ended June 30, 1994 over the first half of 1993.

Paperboard and paper packaging:

Net sales for the three and six months ended June 30, 1994 for the paperboard and paper packaging segment increased 3.4 percent and 0.7 percent, respectively, over the comparable prior year periods. Net sales for 1993 included sales for the Company's European folding carton operations, which in the early part of 1993 were merged into a joint venture and accordingly, are now accounted for under the equity method of accounting. Sales from these operations were approximately $16 million and $60 million for the second quarter and first six months of 1993. Excluding the effect of the folding carton operations, sales for the second quarter and first six months of 1994 increased 5.1 percent and 3.9 percent, respectively, from the prior year periods reflecting increased sales of paperboard, corrugated containers and paper bags and sacks. The sales increases for paperboard and paper bags and sacks reflect higher sales volumes which more than offset lower average selling prices. The sales increases for corrugated containers reflect higher average selling prices, particularly during the 1994 second quarter, and increased sales volume. Kraft paper sales were virtually unchanged from the prior year periods.

     Shipments of corrugated containers, including the Company's proportional share of the shipments by its foreign affiliates, were
13.3 billion square feet for both the second quarter of 1994 and 1993. For the first six months of 1994 and 1993, the Company shipped 26.2 billion square feet of corrugated containers. The 1993 shipments include 49 percent of the shipments by its previously owned non-consolidated affiliate Empaques de Carton Titan, S.A. ("Titan"). The Company sold its 49 percent equity interest in Titan in December 1993. Excluding shipments from Titan, the Company's shipments of corrugated containers for the second quarter and first six months of 1994 increased 472 million square feet, or 3.7 percent and 954 million square feet, or 3.8 percent, respectively, over the comparable 1993 periods. Shipments of paper bags and sacks were 163 thousand tons and 322 thousand tons for the three and six month periods ended June 30, 1994, respectively, compared with 144 thousand tons and 303 thousand tons shipped during the comparable 1993 periods.

     Production of containerboard and kraft paper for the three and six month periods ended June 30, 1994, including 100 percent of the production at Seminole Kraft Corporation ("Seminole") and Stone Savannah River Pulp & Paper Corporation ("Stone Savannah"), was 1.29 million tons and 2.58 million tons, respectively, compared to 1.21 million tons and 2.41 million tons produced during the comparable prior year periods. Excluding the proportional share of the 1993 production of Titan, production of containerboard and kraft paper for the three and six month periods ended June 30, 1994, increased 100 thousand tons, or 8.4 percent and 198 thousand tons, or 8.3 percent, respectively compared to the prior year periods.

     Operating income for the paperboard and paper packaging segment increased 2.1 percent for the three months ended June 30, 1994 and decreased 7.7 percent for the six months ended June 30, 1994, as compared to the corresponding 1993 periods. Operating income for the second quarter and first half of 1994 include a pretax gain of approximately $11.0 million which represents the segment's portion of the previously mentioned involuntary conversion gain relating to a digester rupture at the Company's Panama City, Florida pulp and paperboard mill. Excluding this gain, operating income for the second quarter and first half of 1994 would have decreased approximately 19 percent and 17 percent, respectively. These decreases were mainly attributable to reduced operating margins primarily resulting from low average selling prices for the Company's paperboard and paper packaging products and higher recycled fiber costs.

White paper and pulp:

Net sales for the second quarter and first half of 1994 for the white paper and pulp segment increased 15.5 percent and 8.9 percent, respectively, compared to the prior year periods, primarily due to a significant increase in market pulp sales. Increased sales of newsprint, particularly during the second quarter of 1994, also contributed to the sales increases for this segment. The sales increases for market pulp mainly resulted from significantly higher average selling prices, particularly during the second quarter of 1994. Additionally, while 1994 second quarter market pulp sales volume was virtually unchanged from that of the corresponding prior year period, the significant volume increase for the first quarter of 1994 contributed to the increased market pulp sales for the first half of 1994 over the comparable 1993 period. The sales increases for newsprint for the second quarter and first half of 1994 over the comparable 1993 periods primarily resulted from increased sales volume.


     Production of newsprint, market pulp and groundwood paper for the three and six month periods ended June 30, 1994, including 100 percent of the production at Stone-Consolidated Corporation, the Company's 75 percent owned Canadian subsidiary, and 25 percent of the production at the Company's affiliated market pulp mill in British Columbia, was 600 thousand tons and 1.27 million tons, respectively, compared with 607 thousand tons and 1.25 million tons produced during the comparable prior year periods.

     Operating losses for the second quarter and first half of 1994 for the white paper and pulp segment decreased 81.6 percent and 46.7 percent, respectively, from the previous year periods. These decreases are mainly attributable to improved operating margins primarily resulting from the higher average selling prices for market pulp and a pre-tax gain of approximately $11 million which represents the segment's portion of the previously mentioned involuntary conversion gain relating to a digester rupture at the Company's Panama City, Florida pulp and paperboard mill.

Other:

Net sales for the second quarter and first half of 1994 for the other segment increased over the comparable 1993 periods primarily as a result of increased sales volume and higher average selling prices for the Company's Canadian lumber and wood products. The increase in operating income for the second quarter and first half of 1994 over the 1993 periods mainly reflect a gain from the sale of certain non-core assets. Shortages of timber available to be harvested due to environmental concerns in the Pacific Northwest continue to keep raw material costs high for this segment.

Financial Condition and Liquidity

The Company's working capital ratio was 1.9 to 1 at June 30, 1994 and December 31, 1993. The Company's long-term debt to total capitalization ratio was 75.3 percent at June 30, 1994 and 75.9 percent at December 31, 1993. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of certain consolidated affiliates which is non-recourse to the Company), deferred income taxes, redeemable preferred stock, minority interest and stockholders' equity.

     As described in Note 4, the Offering and the Related Transactions, if completed, would fully repay the bank credit agreements ("1989 Credit Agreement"), which would then be terminated. The Company and Stone Container (Canada) Inc. ("Stone-Canada"), a wholly-owned subsidiary, currently have indebtedness under the 1989 Credit Agreement consisting of (i) two term-loan facilities with outstanding borrowings in the aggregate of $461.2 million as of June 30, 1994, (ii) an additional term loan (the "Additional Term Loan") with outstanding borrowings of $189.3 million at June 30, 1994 and (iii) two revolving credit facilities with aggregate commitments of $166 million and total outstanding borrowings thereunder of $20.2 million at June 30, 1994. The Company is the borrower under one of the term loans, the Additional Term Loan and one of the revolving credit facilities (collectively, the "U.S. Credit Agreement") and Stone-Canada is the borrower under the other term loan and revolving credit facility. At August 12, 1994, the Company had combined borrowing availability under its revolving credit facilities of $85 million. The term loans (other than the Additional Term Loan) and the revolving credit facilities had weighted average interest rates for the six months ended June 30, 1994 of 9.3 percent and 6.7 percent, respectively. The weighted average interest rate on the Additional Term Loan was 6.8 percent for the six months ended June 30, 1994. The weighted average rates as reflected above do not include the effects of the amortization of deferred debt issuance costs.

     The 1989 Credit Agreement contains covenants that include, among other things, requirements to maintain certain financial tests and ratios (including a minimum current ratio, an indebtedness ratio, a minimum earnings before interest, taxes, depreciation and amortization test ("EBITDA") and a tangible net worth test) and certain restrictions and limitations, including those on capital expenditures, changes in control, payment of dividends, sales of assets, lease payments, investments, additional borrowings, mergers and purchases of stock and assets. The 1989 Credit Agreement also contains cross-default provisions relating to the non-recourse debt of its consolidated affiliate, Stone Consolidated Corporation ("Stone-Consolidated"), and cross-acceleration provisions relating to the non-recourse debt of certain consolidated affiliates, including Seminole and Stone Savannah. Additionally, the 1989 Credit Agreement provides for mandatory prepayments from sales of certain assets, debt and equity financings and excess cash flows. These prepayments along with voluntary prepayments are to be applied ratably to reduce loan commitments under the 1989 Credit Agreement. The indebtedness under the 1989 Credit Agreement is secured by a substantial portion of the assets of the Company.

     The 1989 Credit Agreement limits in certain specific circumstances any further investments by the Company in Stone-Consolidated, Seminole and Stone Savannah. Stone Savannah has substantial indebtedness which had been incurred in connection with project financing and is significantly leveraged. As of June 30, 1994, Stone Savannah had $383.1 million in outstanding indebtedness (including $249.5 million in secured indebtedness owed to bank lenders). Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations when a Violation is Waived by the Creditor," requires a company to reclassify long-term debt as current when a covenant violation has occurred at the balance sheet date or would have occurred absent a loan modification and it is probable that the borrower will not be able to comply with the same covenant at measurement dates that are within the next twelve months. In May 1994, Stone Savannah received a waiver of its fixed-charges-coverage covenant requirement as of June 30, 1994. Management has prepared projections that indicate that Stone Savannah will not be in compliance with this covenant as of September 30, 1994. Consequently, approximately $215.8 million and $237.9 million of Stone Savannah debt, that otherwise would have been classified as long-term, has been classified as current in the June 30, 1994 and December 31, 1993 consolidated balance sheets, respectively. Stone Savannah has received from its lenders waivers of the appropriate financial covenants through September 29, 1994. Stone Savannah will seek additional waivers from its lenders if the Offering and Related Transactions, as described in
Note 4, are not completed as of September 29, 1994. Failure to obtain covenant relief beyond September 29, 1994 would result in a default under Stone Savannah's credit agreement and other indebtedness and, if any such indebtedness were accelerated by the holders thereof, the lenders to the Company under the 1989 Credit Agreement and various other of the Company's debt instruments would be entitled to accelerate the indebtedness owed by the Company.

     Pursuant to an output purchase agreement entered into in 1988 with Stone Savannah, the Company is obligated to purchase and Stone Savannah is obligated to sell all of Stone Savannah's linerboard and market pulp production at fixed prices until December 1994 and November 1995, respectively, and thereafter at market prices for the remainder of the agreement. While the fixed prices in effect at June 30, 1994 for Stone Savannah were higher than market prices at such date, the price differentials have not had, nor are they expected to have, a significant impact on the Company's results of operations or financial position. Notwithstanding the fixed price provisions of the output purchase agreement, due to the relatively high cost of raw materials (primarily wood and recycled fiber), and its highly leveraged capital structure, Stone Savannah has required a waiver from its bank lenders of its fixed-charges-coverage ratio for each fiscal quarter end since December 31, 1993. Management has prepared projections that indicate that Stone Savannah will require another waiver from its bank lenders through at least December 31, 1994. Furthermore, Stone Savannah may need to undertake additional measures to meet its debt service requirements (including covenants), including obtaining additional sources of funds or liquidity, postponing or restructuring of debt service payments or refinancing the indebtedness. In the event that such measures are required and are not successful, and such indebtedness is accelerated by the respective lenders to Stone Savannah, the lenders to the Company under the 1989 Credit Agreement and various other of its debt instruments would be entitled to accelerate the indebtedness owed by the Company. As described in Note 4, the Offering and Related Transactions, if completed, would repay the Stone Savannah indebtedness, including borrowings outstanding under its credit agreement, and would result in the termination of the output purchase agreement. The Company will seek additional waivers from Stone Savannah's lenders if the Offering and Related Transactions, as discussed in Note 4, are not completed as of September 29, 1994.

     Pursuant to an output purchase agreement entered into in 1986 with Seminole, the Company is obligated to purchase and Seminole is obligated to sell all of Seminole's linerboard production. Seminole produces 100 percent recycled linerboard and is dependent upon an adequate supply of recycled fiber, in particular old corrugated container ("OCC"). Under the agreement, the Company paid fixed prices for linerboard, which generally exceeded market prices, until June 3, 1994. Thereafter, the Company is only obligated to pay market prices for the remainder of the agreement. Because market prices for linerboard are currently less than the fixed prices previously in effect under the output purchase agreement and due to recent significant increases in the cost of recycled fiber, it is anticipated that Seminole will not comply with certain financial covenants at September 30, 1994. Accordingly, Seminole is currently seeking waivers and amendments with respect to such covenants from its bank lenders for periods up to and including June 30, 1995. There can be no assurance that the lenders will grant such waivers or that Seminole will not require additional waivers in the future. Depending upon the level of market prices and the cost supply of recycled fiber, Seminole may need to undertake additional measures to meet its debt service requirements (including covenants), including obtaining additional sources of funds or liquidity, postponing or restructuring of debt service payments or refinancing the indebtedness. In the event that such measures are required and are not successful, and such indebtedness is accelerated by the respective lenders to Seminole, the lenders to the Company under the 1989 Credit Agreement and various other of its debt instruments would be entitled to accelerate the indebtedness owed by the Company.

     There can be no assurance that the Company will be able to achieve and maintain compliance with the prescribed financial ratio tests or other requirements of the 1989 Credit Agreement. Failure to achieve or maintain compliance with such financial ratio tests or other requirements under the 1989 Credit Agreement, in the absence of a waiver or amendment, would result in an event of default and could lead to the acceleration of the obligations under the 1989 Credit Agreement. The Company has successfully sought and received waivers and amendments to its 1989 Credit Agreement on various occasions since entering into the 1989 Credit Agreement. If further waivers or amendments are requested by the Company, there can be no assurance that the Company's bank lenders will again grant such requests. The failure to obtain any such waivers or amendments would reduce the Company's flexibility to respond to adverse industry conditions and could have a material adverse effect on the Company. See also Outlook section.

     For a description of the most recent amendment to the Company's 1989 Credit Agreement which was enacted in February of 1994 and became effective upon the completion of the February 1994 Offerings, refer to
Note 7:  Credit Agreement Amendments/Liquidity Matters.

     The financial resources of certain of the Company's consolidated affiliates are not available to the Company due to restrictive financial covenants contained in debt instruments of such affiliates and are also limited in availability by tax and other considerations. Such financial covenants have not been satisfied to date and are not likely to be satisfied in 1994. There can be no assurance that such financial covenants will be met in the future.

     Under the Company's two existing accounts receivable securitization programs, Stone Financial Corporation ("Stone Fin") purchases (on an ongoing basis) certain of the accounts receivable of Stone Delaware, Inc., Stone Corrugated, Inc., and Stone Southwest, Inc. while Stone Fin II Receivables Corporation ("Stone Fin II") purchases (on a ongoing basis) certain of the accounts receivable of Stone Consolidated Newsprint, Inc., Stone Packaging Corporation, Stone Southwest, Inc. and Stone Bag Corporation all of which are wholly-owned subsidiaries by the Company. Such purchased accounts receivable are solely the assets of either Stone Fin or Stone Fin II each of which are a wholly-owned but separate corporate entity of the Company, with its own separate creditors. In the event of a liquidation of either Stone Fin or Stone Fin II, such creditors would be entitled to satisfy their claims against these receivables prior to any distribution to the Company.
The Company, through its accounts receivable financing subsidiary, is currently planning a transaction to refinance its two existing receivables programs. The proposed refinancing transaction is contemplated to approximate $300 million of receivables financing, which would be scheduled to mature in 1999. The proposed refinancing is subject to execution of definitive documentation and the public offering of notes by the financial subsidiary to provide funding for such receivables financing. There can be no assurance such financing transaction will be consummated.

     The Company filed on July 27, 1994, as amended on August 4, 1994, a registration statement with the Securities and Exchange Commission registering $700 million principal amount of debt securities.
Additionally, the Company is currently negotiating a new bank credit facility. See Outlook section for further details.

Operating activities:

Net cash used in operating activities was $98.3 million for the six months ended June 30, 1994 compared with $2.0 million for the comparable period of 1993. This decrease in cash flows resulted primarily from an increase in debt issuance cost payments and the effects of increases in accounts and notes receivable and other current assets. These decreases were partially offset by the favorable effect of a significant reduction in inventories and a modest decrease in the loss (before the extraordinary loss and the non-cash, cumulative effects of accounting changes) for the first half of 1994 compared with the prior year period.

Financing activities:

On February 3, 1994, the Company, under its $1 billion shelf registration, sold $710 million principal amount of 9-7/8 percent Senior Notes due February 1, 2001 and 16.5 million shares of common stock for an additional $251.6 million at $15.25 per common share. On February 17, 1994, the underwriters elected to exercise their option to purchase an additional 2.47 million shares of common stock for an additional $37.7 million, also at $15.25 per common share (collectively, with the February 3, 1994 offering, the "February 1994 Offerings"). The net proceeds from the February 1994 Offerings of approximately $962 million were used to (i) prepay all of the 1995 and portions of the 1996 and 1997 scheduled amortization under the Company's 1989 Credit Agreement (aggregating approximately $652 million), including the ratable amortization payment under the revolving credit facilities of the 1989 Credit Agreement which had the effect of reducing the total commitments thereunder to approximately $168 million; (ii) redeem the Company's 13-5/8 percent Subordinated Notes due 1995 at a price equal to par, approximately $98 million principal amount, plus accrued interest to the redemption date; (iii) repay approximately $136 million of the outstanding borrowings under the Company's revolving credit facilities without reducing the commitments thereunder; and (iv) provide incremental liquidity in the form of cash. The 9-7/8 percent senior notes are redeemable by the Company on or after February 1, 1999. Interest is payable semi-annually commencing August 1, 1994 and continuing each February 1 and August 1 until maturity.

     As a result of the February 1994 Offerings, the "dividend pool" established by the restrictions on payment of dividends under the Senior Subordinated Indenture dated March 15, 1992 relating to the Company's 10-3/4 percent Senior Subordinated Notes due June 15, 1997, its 11 percent Senior Subordinated Notes due August 15, 1999 and its 10-3/4 percent Senior Subordinated Debenture due April 1, 2002 was replenished from the sale of the common shares. On May 16, 1994, the Company paid both a regular quarterly cash dividend of $.4375 per share and a cumulative cash dividend of $1.3125 per share on the Company's $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock ("Series E Cumulative Preferred Stock"), to stockholders of record on April 15, 1994. The cumulative cash dividend fully satisfied all accumulated dividends in arrears on the Series E Cumulative Preferred Stock at that time. As a result of net losses, the dividend pool has been subsequently depleted and, accordingly, the Company's Board of Directors did not declare the scheduled August 15, 1994 quarterly dividend on the Series E Cumulative Preferred Stock. In the event the Company does not pay a dividend on the Series E Cumulative Preferred Stock for six quarters, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment.

Investing activities:

Capital expenditures for the six months ended June 30, 1994 totalled $66.2 million.

Outlook:

Due to industry conditions during the past few years and due principally to depressed product prices and significant interest costs attributable to the Company's highly leveraged capital structure, the Company incurred net losses in each of the last three years and for the first half of 1994 and expects to incur a net loss for the 1994 fiscal year. While market conditions have improved since October 1993, permitting the Company to implement price increases for most of its products, such prices remain below the historical high prices which were achieved during the peak of the last industry cycle, particularly prices for newsprint and market pulp. Additionally, while product prices have increased since October 1993, the Company's production costs (including labor, fiber and energy), as well as its interest expense, have increased since the last pricing peak in the industry, increasing pressure on the Company's net margins for its products. The successive net losses have significantly impaired the Company's liquidity and available sources of liquidity.

     The Company's containerboard and corrugated container product lines, which represent a substantial portion of the Company's net sales, generally experienced declining product prices from 1990 through the third quarter of 1993. However, the Company increased linerboard prices by $25 per ton in the fourth quarter of 1993 and $30 per ton in the first quarter of 1994 and concurrently increased corrugating medium prices by $25 per ton and $40 per ton, respectively. In addition, in the first half of 1994, the Company implemented corrugated container price increases. The Company implemented a further $40 per ton increase in the price of linerboard and a $50 per ton increase in corrugating medium effective July 1, 1994. The Company announced to its customers and began implementing on July 25, 1994, a 9.5 percent price increase for corrugated containers. Historically, suppliers, including the Company, have taken up to 90 days to pass increased linerboard and corrugating medium prices through to corrugated container customers. The Company converts more than 80 percent of its linerboard and corrugating medium products into corrugated containers, making the achievement of price increases for corrugated containers essential for the Company to realize substantial financial benefit from linerboard and corrugating medium price increases. On August 5, 1994, the Company announced to its customers a further price increase of $40 per ton for linerboard and $50 per ton for corrugating medium. While there can be no assurance that announced price increases will be implemented or that prices will continue to increase or even be maintained at present levels, the Company believes that the supply/demand characteristics for linerboard, corrugating medium and corrugated containers are improving which could allow for further price restorations for these product lines.

     According to industry publications, immediately preceding the price increase effective October 1, 1993, the reported transaction price for 42 lb. kraft linerboard, the base grade of linerboard, was $300 per ton and as of July 1, 1994, the reported transaction price for this base grade was $385-$395 per ton. According to industry publications, the reported transaction price for corrugating medium immediately preceding October 1, 1993 was $280 per ton and $375-$385 per ton as of July 1, 1994.

     The Company also has implemented price increases for kraft paper and kraft paper converted products. The Company increased prices for retail bags and sacks by 8 percent on each of April 1, May 1 and July
1, 1994 and announced a further increase of 10 percent effective
September 1, 1994. In addition, the Company has announced a $50 per ton price increase for kraft paper effective
August 1, 1994.

     Pricing conditions for market pulp, newsprint and uncoated groundwood paper have been volatile in recent years. Additions to industry-wide capacity and declines in demand for such products during the past three years led to supply/demand imbalances that had contributed to depressed prices for these products. In 1994, however, pricing for market pulp has improved substantially. The Company has increased prices for various grades of market pulp by up to $190 per metric tonne since November 1993. According to industry publications, the reported transaction price for southern bleached hardwood kraft was $370 per metric tonne as of the third quarter of 1993 and $500-$570 per metric tonne as of the second quarter of 1994. The Company has begun to implement a further market pulp price increase of $70 per metric tonne (approximately 12.2 percent) as of July 1, 1994. After further declines in the first quarter of 1994, pricing for newsprint has also recently improved. The Company increased newsprint prices in the second quarter of 1994 by $48 per metric tonne in the eastern markets of North America and $41 per metric tonne in the western markets in North America and has announced price increases of $41 per metric tonne in the eastern markets of North America and $48 per metric tonne in the western markets of North America in the third quarter of 1994. According to industry publications, the reported transaction price for newsprint in the eastern markets of North America was $411 per metric tonne as of March 1, 1993 and $455 per metric tonne as of June 1, 1994. The benefit to the Company's cash flows from such partial price recovery in newsprint is limited, however, because Stone-Consolidated owns all of the Canadian and United Kingdom newsprint and uncoated groundwood assets of the Company and the restrictive terms of Stone-Consolidated's indebtedness will not permit Stone-Consolidated to provide funds to the Company (whether by dividend, loan or otherwise) from cash generated from operations, if any, until certain financial covenants have been satisfied. Such financial covenants have not been satisfied to date and are not likely to be satisfied in 1994. There can be no assurances that such financial covenants will be met in the future. To date, uncoated groundwood papers have not achieved significant price increases. However, a price increase for this product line has been announced for the third quarter of 1994. While other producers have announced similar price increases for market pulp and newsprint there can be no assurance that such price increases will be achieved as scheduled.

     Although supply/demand balances appear favorable for most of the Company's core products, there can be no assurance that the above price increases will be achieved or that prices can be maintained at the present levels.

     Wood fiber and recycled fiber, the principal raw materials in the manufacture of the Company's products, are purchased in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. In addition, the supply and price of wood fiber, in particular, is dependent upon a variety of factors over which the Company has no control, including environmental and conservation regulations, natural disasters, such as forest fires and hurricanes, and weather. In addition, recent increased demand for the Company's products has resulted in greater demand for raw materials which has recently translated into higher raw material prices.

     The Company purchases or cuts a variety of species of timber from which the Company utilizes wood fiber depending upon the product being manufactured and each mill's geographic location. A decrease in the supply of wood fiber, particularly in the Pacific Northwest and the southeastern United States due to environmental considerations, has caused, and will likely cause higher wood fiber costs in those regions. In addition, the increase in demand for products manufactured in whole or in part from recycled fiber has caused a shortage of recycled fiber, particularly OCC used in the manufacture of premium priced recycled containerboard and related products. The Company's paperboard and paper packaging products use a large volume of recycled fiber. In 1993, the Company processed approximately 1.9 million tons of recycled fiber. The Company used approximately 1.25 million tons of OCC in its products in 1993. The Company believes that the cost of OCC has risen from $55 per ton at June 30, 1993 to $125 per ton as of June 30, 1994. While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in economic proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills. In addition, there can be no assurance that all or any part of increased fiber costs can be passed along to consumers of the Company's products directly or in a timely manner.

     The Company improved its liquidity and financial flexibility through the completion of the February 1994 Offerings. Notwithstanding these improvements in the Company's liquidity and financial flexibility, unless the Company achieves and maintains increased selling prices beyond current levels, the Company will continue to incur net losses and would not generate sufficient cash flows to meet fully the Company's debt service requirements in the future. Without such price increases, the Company may exhaust all or substantially all of its cash resources and borrowing availability under the existing revolving credit facilities. In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, additional sales of assets, the deferral of certain capital expenditures, obtaining additional sources of funds or liquidity and/or pursuing the possible restructuring of its indebtedness. There can be no assurance that such measures, if required, would generate the liquidity required by the Company to operate its business and service its indebtedness. As currently scheduled, beginning in 1996 and continuing thereafter, the Company will be required to make significant amortization payments on its existing indebtedness which would require the Company to raise sufficient funds from operations and/or other sources and/or refinance or restructure maturing indebtedness. No assurance can be given that the Company will be successful in doing so. As discussed in Note 4, the Offering, together with the Related Transactions, if completed, is expected to improve the Company's financial flexibility by extending the scheduled amortization obligations and final maturities of more than $1 billion of the Company's indebtedness and improve the Company's liquidity by replacing its current $166 million revolving credit facility commitments with $450 million of revolving credit commitments.

     The Company is continuing to pursue its financial strategy of enhancing its liquidity and improving its financial flexibility. As previously mentioned, the Company originally filed on July 27, 1994 and subsequently amended on August 4, 1994, a registration statement with the Securities and Exchange Commission registering $550 million principal amount of First Mortgage Notes and $150 million principal amount of Senior Notes (the "Offering"). If the Offering is completed, the Company would (i) enter into a new credit agreement consisting of a $400 million senior secured term loan and a $450 million senior secured revolving credit facility commitment (with the borrowing availability thereunder being reduced by letter of credit commitments, of which approximately $59 million will be outstanding at closing), (ii) repay all of the outstanding indebtedness under and terminate its 1989 Credit Agreement and (iii) merge the Company's 93 percent owned subsidiary Stone Savannah into a wholly owned subsidiary of the Company and, as described below, repay or acquire Stone Savannah's outstanding indebtedness, preferred stock and common stock; each of the foregoing transactions is expected to be conditioned upon the successful completion of the other transactions (collectively, the "Related Transactions"). In connection with the Stone Savannah merger, the Company would (i) repay all of the indebtedness outstanding under and terminate Stone Savannah's bank credit agreement ($249.5 million as of June 30, 1994), (ii) call for redemption the $130 million principal amount of Stone Savannah's 14-1/8 percent Senior Subordinated Notes due 2000 at a redemption price equal to the applicable premium percentage of the principal amount, (iii) call for redemption or otherwise acquire the outstanding shares of Series A Cumulative Redeemable Exchangeable Preferred Stock of Stone Savannah not owned by the Company at a redemption price equal to the applicable premium percentage of the principal amount plus accrued and unpaid dividends and (iv) purchase the outstanding shares of common stock of Stone Savannah not owned by the Company. The completion of the Offering, together with the Related Transactions, is expected to improve the Company's financial flexibility by extending the scheduled amortization obligations and final maturities of more than $1 billion of the Company's indebtedness and improve the Company's liquidity by replacing its current $166 million revolving credit facility commitments with a $450 million of revolving credit commitment. While the Company currently anticipates that the Offering and Related Transactions will be completed during the fourth quarter of 1994, no assurance can be given that they will be completed.

     Assuming that the Offering and Related Transactions are completed as planned, the Company would incur a charge for the write-off of previously incurred unamortized debt issuance costs, related to the debt being repaid, currently estimated to be in the range of $45 to $49 million, net of income tax benefit. This non-cash charge would be recorded as an extraordinary loss from the early extinguishment of debt in the Company's Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit).

                      PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

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

     In the FERC Proceeding, CP&L alleges that the Facility lost its qualifying facility ("QF") certification under the Public Utility Regulatory Policy Act of 1978 on August 13, 1991, when the Agreement pursuant to which CP&L purchases electricity generated by the Facility was amended to reflect the Company's election under the Agreement to switch to a "buy-all/sell-all mode of operation." As a result, CP&L alleges the Company became a "public utility" on August 13, 1991 subject to FERC regulation under the Federal Power Act. CP&L has also requested FERC to determine the "just and reasonable rate" for sales of electric energy and capacity from the Facility since August 13, 1991 and to order the Company to refund any amounts paid in excess of that rate, plus interest and penalties.

     In its answer filed with the FERC on June 2, 1994, the Company stated that its power sales to CP&L fully complied with the FERC's regulations. The Company also requested the FERC to waive compliance with any applicable FERC regulations in the event that the FERC should determine, contrary to the Company's position, that the Company has not complied with the FERC's regulations in any respect. CP&L has also filed several other pleadings to which the Company has responded or will respond. If the FERC were to determine that the Company had become a "public utility," the Company's issuance of securities and incurrence of debt after the date that it became a "public utility" would become subject to the jurisdiction and approval of the FERC unless the FERC granted a waiver. In the absence of such a waiver, certain other activities and contracts of the Company after such date could also become subject to additional federal and state regulatory requirements, and defaults might be created under certain existing agreements. Based on past administrative practice of the FERC in granting waivers of certain other regulations, the Company believes that it is likely that such a waiver would be granted by the FERC in the event that such a waiver became necessary. However, the FERC Proceeding is in its initial stages and no assurance can be provided as to the timing of the FERC's decision or the outcome.

     In the Federal Court Action, CP&L has requested declaratory judgments that sales of electric energy and capacity under the Agreement since August 13, 1991 are subject to a just and reasonable rate to be determined by FERC and that the Agreement has been terminated as a result of the Company's failure to maintain the Facility's QF status and the invalidity of the Agreement's rate provisions. CP&L has also sought damages for breach of contract and for purchases in excess of the just and reasonable rate to be determined by FERC. On June 9, 1994, the Company moved to dismiss CP&L's Federal Court Action on the principal grounds that any proceedings in the United States District Court are premature unless and until the FERC Proceeding is finally resolved.

     The Company intends to contest these actions vigorously. Due to the pendency of the litigation, the Company has postponed a previously disclosed possible transaction related to the Facility and the Agreement.

     On April 13, 1994, a digester vessel ruptured at the Company's pulp and paperboard mill in Panama City, Florida resulting in the deaths of three employees and injuries to other employees and causing extensive damage to certain of the facility's assets. The occurrence has been investigated by the Occupational Safety and Health Administration ("OSHA"). On August 4, 1994, OSHA held a closing conference with the Company to discuss OSHA's preliminary findings. Even though the findings have not been finalized, OSHA has disclosed that certain apparent violations of OSHA standards have been found. The category of each apparent violation has not yet been determined. The Company has not yet fully reviewed the apparent violations. The Company believes it will not receive the final determination of any violations until mid-September. Upon final review of such final determinations, the Company will decide whether to contest OSHA's claims.

     On July 14, 1994, the European Commission ("EC") imposed fines on a group of 19 manufacturers of carton-board, a product used to manufacture folding cartons, in the aggregate amount of $164.8 million. The Company's German subsidiary, Europa Carton AG, ("Europa Carton"), was fined $2.5 million. The fines were a result of alleged price fixing activities by these manufacturers. At this time, the Company believes that Europa Carton did not participate in the alleged price fixing scheme and the Company is considering an appeal of its fine and is awaiting formal notification from the EC of its reason for imposing the fine on Europa Carton. While Europa Carton is a member of the association implicated by the EC and did implement price increases which were generally implemented by members of the association, Europa Carton is not a large manufacturer of this product and is not represented on the council of the association.

Item 2.  Changes in Securities

     (b) Due to restrictive covenants in certain instruments evidencing indebtedness of the Company, the Company's Board of Directors did not declare the scheduled August 15, 1994 quarterly dividend on the Company's $1.75 Series E Cumulative Convertible Exchangeable Preferred
Stock (the "Series E Cumulative Preferred Stock"). The Company had failed to pay dividends on the Series E Cumulative Preferred Stock with respect to three prior quarterly dividend periods, however, the accrued and unpaid dividends with respect to such prior three quarters were paid in full on May 16, 1994. In the event the Company does not pay a dividend on the Series E Cumulative Preferred Stock for six quarters beginning August 15, 1994, whether or not consecutive, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends thereon have been declared and paid or set aside for payment.


Item 4.  Submission of Matters to a Vote of Security-Holders

     (a)        The Company held its Annual Meeting of Stockholders on May 10,
1994.

     (c)        The following matter was voted upon at the Annual Meeting of
Stockholders:

           The election of the nominees for Directors who will serve for a term to expire at the next succeeding Annual Meeting of Stockholders was voted on by the stockholders. The nominees, all of whom were elected, are set forth below. The Inspectors of Election certified the following vote tabulations:


                                   FOR         WITHHELD    NON-VOTES
     Richard A. Giesen          70,229,987      448,437        0
     James J. Glasser           70,231,692      446,732        0
     George Kennedy             70,188,565      489,859        0
     Howard C. Miller, Jr.      70,193,792      484,632        0
     John D. Nichols            70,228,716      449,708        0
     Jerry K. Pearlman          70,220,013      458,411        0
     Richard J. Raskin          70,225,052      453,372        0
     Alan Stone                 70,216,662      461,762        0
     Avery J. Stone             70,221,994      456,430        0
     Ira N. Stone               70,220,582      457,842        0
     James H. Stone             70,225,708      452,716        0
     Roger W. Stone             70,224,156      454,268        0



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




Date:  August 15, 1994