Form 10-Q
period 1994-09-30
STONE CONTAINER CORP
filed 1994-11-14
CIK 94610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly period ended September 30, 1994

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from ___________________ to __________________.

     Commission file number 1-3439


                           STONE CONTAINER CORPORATION
- - - - --------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

Delaware                                          36-2041256
- - - - ----------------------------------------          ------------------------------
(State or other jurisdiction of incorporation           (I.R.S. employer
or organization)                                        identification no.)


150 North Michigan Avenue, Chicago, Illinois                       60601
- - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number:  312-346-6600
                                ------------

Indicate by check mark (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                              Yes  X              No
                                  ___                ___

Number of common shares outstanding as of October 31, 1994:  90,394,599

                         PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                    September 30,     December 31,
(in millions)                                                               1994*            1993
- - - - ------------------------------------------------------------------     ---------------------------

ASSETS
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .        $   139.6      $   247.4
Accounts and notes receivable (less allowances of $22.8 and $19.3)          787.7          622.3
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .            693.0          719.4
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            216.4          164.1
- - - - ------------------------------------------------------------------      ------------------------
       Total current assets. . . . . . . . . . . . . . . . . . .          1,836.7        1,753.2
- - - - ------------------------------------------------------------------      ------------------------
Property, plant and equipment. . . . . . . . . . . . . . . . . .          5,375.2        5,240.7
Accumulated depreciation and amortization. . . . . . . . . . . .         (2,059.3)      (1,854.3)
- - - - ------------------------------------------------------------------      ------------------------
       Property, plant and equipment--net. . . . . . . . . . . .          3,315.9        3,386.4
Timberlands. . . . . . . . . . . . . . . . . . . . . . . . . . .             88.2           83.9
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . .            890.3          910.5
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            629.4          702.7
- - - - ------------------------------------------------------------------      ------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 6,760.5      $ 6,836.7
                                                                        ------------------------
                                                                        ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of senior and subordinated long-term debt . .        $   272.9      $    22.6
Current maturities of non-recourse debt of consolidated affiliates           21.8          290.5
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .            307.9          297.1
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .             47.7           47.6
Accrued and other current liabilities. . . . . . . . . . . . . .            350.4          285.7
- - - - ------------------------------------------------------------------      ------------------------
       Total current liabilities . . . . . . . . . . . . . . . .          1,000.7          943.5
- - - - ------------------------------------------------------------------      ------------------------
Senior long-term debt. . . . . . . . . . . . . . . . . . . . . .          2,094.4        2,338.0
Subordinated debt. . . . . . . . . . . . . . . . . . . . . . . .          1,159.6        1,257.8
Non-recourse debt of consolidated affiliates . . . . . . . . . .            896.0          672.6
Other long-term liabilities. . . . . . . . . . . . . . . . . . .            317.6          270.3
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . .            350.3          470.6
Redeemable preferred stock of consolidated affiliate . . . . . .             47.5           42.3
Minority interest. . . . . . . . . . . . . . . . . . . . . . . .            226.8          234.5
Commitments and contingencies. . . . . . . . . . . . . . . . . .

Stockholders' equity:
   Series E preferred stock. . . . . . . . . . . . . . . . . . .            115.0          115.0
   Common stock (90.4 and 71.2 shares outstanding) . . . . . . .            849.0          574.3
   Retained earnings (accumulated deficit) . . . . . . . . . . .           (136.2)         101.6
   Foreign currency translation adjustment . . . . . . . . . . .           (154.9)        (179.0)
   Unamortized expense of restricted stock plan. . . . . . . . .             (5.3)          (4.8)
- - - - ------------------------------------------------------------------      ------------------------
       Total stockholders' equity. . . . . . . . . . . . . . . .            667.6          607.1
- - - - ------------------------------------------------------------------      ------------------------
Total liabilities and stockholders' equity . . . . . . . . . . .        $ 6,760.5      $ 6,836.7
                                                                        ------------------------
                                                                        ------------------------

*Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)


                                                                     Three months ended              Nine months ended
                                                                        September 30,                  September 30,
                                                                 --------------------------     --------------------------
(in millions except per share)                                          1994          1993             1994          1993
- - - - --------------------------------------------------------         ------------  ------------     ------------  ------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .     $   1,482.2   $   1,242.6      $   4,127.3   $   3,816.5
Cost of products sold. . . . . . . . . . . . . . . . . . . .         1,183.4       1,058.9          3,367.4       3,179.4
Selling, general and administrative expenses . . . . . . . .           147.7         135.6            418.1         402.9
Depreciation and amortization. . . . . . . . . . . . . . . .            89.7          81.2            267.5         257.1
Equity loss from affiliates. . . . . . . . . . . . . . . . .              .4           1.9              6.1           5.6
Other operating (income) expense-net . . . . . . . . . . . .             1.0            .4            (32.4)          3.3
Other (income) expense-net . . . . . . . . . . . . . . . . .           (21.3)          4.2            (13.2)          1.1
- - - - -------------------------------------------------------------    ------------  ------------     ------------  ------------
Income (loss) before interest expense, income taxes,
  minority interest, extraordinary losses and cumulative
  effects of accounting changes. . . . . . . . . . . . . . .            81.3         (39.6)           113.8         (32.9)
Interest expense . . . . . . . . . . . . . . . . . . . . . .          (113.9)       (107.2)          (338.1)       (311.3)
- - - - -------------------------------------------------------------    ------------  ------------     ------------  -------------
Loss before income taxes, minority interest, extraordinary
  losses and cumulative effects of accounting changes. . . .           (32.6)       (146.8)          (224.3)       (344.2)
Credit for income taxes. . . . . . . . . . . . . . . . . . .             5.4          48.7             65.4         113.4
Minority interest. . . . . . . . . . . . . . . . . . . . . .            (1.7)         (1.1)              .3          (2.7)
- - - - -------------------------------------------------------------    ------------  ------------     ------------  ------------
Loss before extraordinary losses and cumulative effect of
  accounting changes . . . . . . . . . . . . . . . . . . . .           (28.9)        (99.2)          (158.6)       (233.5)
Extraordinary losses from early extinguishments of debt
  (net of $26.6 and $36.5 income tax benefits) . . . . . . .           (44.8)           --            (61.6)           --
Cumulative effect of change in accounting for
  postemployment benefits (net of $9.5 income tax benefit) .              --            --            (14.2)           --
Cumulative effect of change in accounting for
  postretirement benefits (net of $23.3 income tax benefit).              --            --               --         (39.5)
- - - - -------------------------------------------------------------    ------------  ------------     ------------  ------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .           (73.7)        (99.2)          (234.4)       (273.0)
Preferred stock dividends. . . . . . . . . . . . . . . . . .            (2.0)         (2.0)            (6.0)         (6.0)
- - - - -------------------------------------------------------------    ------------  ------------     ------------  ------------
Net loss applicable to common shares . . . . . . . . . . . .     $     (75.7)  $    (101.2)     $    (240.4)  $    (279.0)
- - - - -------------------------------------------------------------    ------------  ------------     ------------  ------------

Retained earnings (accumulated deficit),
  beginning of period. . . . . . . . . . . . . . . . . . . .     $     (72.8)  $     318.2      $     101.6   $     496.0
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .           (73.7)        (99.2)          (234.4)       (273.0)
Cash dividends on preferred stock. . . . . . . . . . . . . .              --            --             (8.0)         (4.0)
Unrealized gain on marketable equity security
  (net of income tax benefit). . . . . . . . . . . . . . . .            10.3            --              4.6            --
- - - - -------------------------------------------------------------    ------------  ------------     ------------  ------------
Retained earnings (accumulated deficit), end of period . . .     $    (136.2)  $     219.0      $    (136.2)  $     219.0
- - - - -------------------------------------------------------------    ------------  ------------     ------------  ------------
                                                                 ------------  ------------     ------------  ------------
Per share of common stock:
Loss before extraordinary losses and cumulative effects
  of accounting changes. . . . . . . . . . . . . . . . . . .     $      (.34)  $     (1.42)     $     (1.89)  $     (3.36)
Extraordinary losses from early extinguishments of debt. . .            (.50)           --             (.70)           --
Cumulative effect of change in accounting for
  postemployment benefits. . . . . . . . . . . . . . . . . .              --            --             (.16)           --
Cumulative effect of change in accounting for
  postretirement benefits. . . . . . . . . . . . . . . . . .              --            --               --          (.56)
- - - - -------------------------------------------------------------    ------------  ------------     ------------  ------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .     $      (.84)  $     (1.42)     $     (2.75)  $     (3.92)
- - - - -------------------------------------------------------------    ------------  ------------     ------------  ------------
                                                                 ------------  ------------     ------------  ------------
Cash dividends . . . . . . . . . . . . . . . . . . . . . . .     $        --   $        --      $        --   $        --
                                                                 ------------  ------------     ------------  ------------

                                                                 ------------  ------------     ------------  ------------
Common shares and common share equivalents
  outstanding (weighted average, in millions). . . . . . . .            90.4          71.2             87.5          71.2
                                                                 ------------  ------------     ------------  ------------
                                                                 ------------  ------------     ------------  ------------

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Three months ended         Nine months ended
                                                                       September 30,              September 30,
                                                                  ----------------------     ----------------------
(in millions)                                                          1994        1993           1994        1993
- - - - ----------------------------------------------------------        ----------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (73.7)  $   (99.2)     $  (234.4)  $  (273.0)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Extraordinary losses from early extinguishments of
   debt. . . . . . . . . . . . . . . . . . . . . . . . . . .           44.8          --           61.6          --
  Cumulative effect of change in accounting for
   postemployment benefits . . . . . . . . . . . . . . . . .             --          --           14.2          --
  Cumulative effect of change in accounting for
   postretirement benefits . . . . . . . . . . . . . . . . .             --          --             --        39.5
  Depreciation and amortization. . . . . . . . . . . . . . .           89.7        81.2          267.5       257.1
  Deferred taxes . . . . . . . . . . . . . . . . . . . . . .          (10.9)      (37.9)         (75.1)      (97.5)
  Other--net . . . . . . . . . . . . . . . . . . . . . . . .           (3.7)      (12.0)         (45.6)      (12.4)
  Changes in current assets and liabilities-net of
   adjustments for dispositions:
    Increase in accounts and notes receivable--net . . . . .          (68.6)      (33.2)        (150.0)      (35.9)
    (Increase) decrease in inventories . . . . . . . . . . .          (26.5)       29.6           30.3        32.1
    Decrease (increase) in other current assets. . . . . . .            7.2        24.2          (29.6)       14.8
    Increase (decrease) in accounts payable and
     other current liabilities . . . . . . . . . . . . . . .           35.5       (63.4)          56.6       (37.4)
- - - - -------------------------------------------------------------     ----------  ----------     ----------  ----------
Net cash used in operating activities. . . . . . . . . . . .           (6.2)     (110.7)        (104.5)     (112.7)
- - - - -------------------------------------------------------------     ----------  ----------     ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings . . . . . . . . . . . . . . . . . . . . . . . . .           74.1       418.7          825.5       552.3
Payments made on debt. . . . . . . . . . . . . . . . . . . .           (3.6)     (251.2)        (920.5)     (300.7)
Payments by consolidated affiliates on non-recourse
  debt . . . . . . . . . . . . . . . . . . . . . . . . . . .          (16.9)      (10.9)         (47.7)      (21.6)
Proceeds from issuance of common stock, net. . . . . . . . .             --          --          276.3          --
Refund of letter of credit . . . . . . . . . . . . . . . . .             --          --          (20.6)         --
Cash dividends . . . . . . . . . . . . . . . . . . . . . . .             --          --           (8.0)       (4.0)
- - - - -------------------------------------------------------------     ----------  ----------     ----------  ----------
Net cash provided by financing activities. . . . . . . . . .           53.6       156.6          105.0       226.0
- - - - -------------------------------------------------------------     ----------  ----------     ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . . . .          (67.0)      (40.1)        (133.2)     (103.6)
Proceeds from sales of assets. . . . . . . . . . . . . . . .             --        11.5           18.9        14.7
Other--net . . . . . . . . . . . . . . . . . . . . . . . . .            7.9       (15.1)           2.7       (42.8)
- - - - -------------------------------------------------------------     ----------  ----------     ----------  ----------
Net cash used in investing activities. . . . . . . . . . . .          (59.1)      (43.7)        (111.6)     (131.7)
- - - - -------------------------------------------------------------     ----------  ----------     ----------  ----------
Effect of exchange rate changes on cash. . . . . . . . . . .            1.2         1.2            3.3          .7
- - - - -------------------------------------------------------------     ----------  ----------     ----------  ----------
Net increase (decrease) in cash and cash equivalents . . . .          (10.5)        3.4         (107.8)      (17.7)
Cash and cash equivalents, beginning of period . . . . . . .          150.1        37.8          247.4        58.9
- - - - -------------------------------------------------------------     ----------  ----------     ----------  ----------
Cash and cash equivalents, end of period . . . . . . . . . .      $   139.6   $    41.2      $   139.6   $    41.2
                                                                  ----------  ----------     ----------  ----------
                                                                  ----------  ----------     ----------  ----------

See Note 11 regarding non-cash investing and financing activities and supplemental cash flow information.

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 1994 and the results of operations and cash flows for the three and nine month periods ended September 30, 1994 and 1993.

NOTE 2:  RESTATEMENTS

Certain prior year amounts in the Company's Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) and Consolidated Statements of Cash Flows have been restated to conform with the current year presentation.

NOTE 3:  SUBSEQUENT EVENT

On October 12, 1994, the Company sold $500 million principal amount of 10 3/4 percent First Mortgage Notes due October 1, 2002 ("the 10 3/4 percent First Mortgage Notes") and $200 million principal amount of 11 1/2 percent Senior Notes due October 1, 2004 ("the 11 1/2 percent Senior Notes") (hereafter referred together as the "October 1994 Offering"). The 10 3/4 percent First Mortgage Notes and the 11 1/2 percent Senior Notes are redeemable by the Company after September 30, 1999 and interest is payable semi-annually on April 1 and October 1, commencing April 1, 1995. Net proceeds from the sale of the securities were approximately $679.1 million.

     Concurrent with the October 1994 Offering, the Company (i) entered into a new credit agreement (the "Credit Agreement") consisting of a $400 million senior secured term loan maturing April 1, 2000, a $450 million senior secured revolving credit facility commitment maturing May 15, 1999 and a $25 million swing-line sub-facility maturing May 15, 1999 (any borrowings under the swing-line sub-facility would reduce the borrowing availability under the revolving credit facility), (ii) repaid all of the outstanding indebtedness and commitments under its bank credit agreements which included two term loan facilities, two revolving credit facilities and an additional term loan (the "1989 Credit Agreement") which were then terminated, (iii) merged the Company's 93 percent owned subsidiary Stone Savannah River Pulp & Paper Corporation ("Stone Savannah") into a wholly-owned subsidiary of the Company and, (iv) as described below, repaid or acquired Stone Savannah's outstanding indebtedness, preferred stock and common stock (collectively, the "October 1994 Related Transactions"). In connection with the Stone Savannah merger, the Company (i) repaid all the indebtedness outstanding under and terminated Stone Savannah's bank credit agreement, (ii) called for redemption the $130 million principal amount of Stone Savannah's 14 1/8 percent Senior Subordinated Notes due 2000 at a redemption price equal to the applicable premium percentage of the principal amount plus accrued interest, (iii) called for redemption the 425,243 outstanding shares of Series A Cumulative Redeemable Exchangeable Preferred Stock of Stone Savannah not owned by the Company for approximately $52 million, equal to the applicable premium percentage of the principal amount plus accrued and unpaid dividends, which will be paid by the Company on November 14, 1994 and
(iv) acquired the 72,346 outstanding shares of common stock of Stone Savannah not owned by the Company. The completion of the October 1994 Offering, together with the October 1994 Related Transactions, has extended the scheduled amortization obligations and final maturities of more than $1 billion of the Company's indebtedness and improved the Company's liquidity and financial flexibility by, among other things, providing for the $450 million senior secured revolving credit facility commitment under the Credit Agreement. At October 31, 1994, the Company had borrowing availability of approximately $343 million under its revolving credit facility inclusive of a letter of credit of approximately $61 million securing certain obligations with a respect to the Company's Florence, South Carolina cogeneration facility issued under the revolving credit facility.

     As a result of the completion of the October 1994 Offering and the October 1994 Related Transactions, the Company's 1994 third quarter results reflect a charge of $44.8 million, net of income tax benefit, for the write-off of unamortized deferred debt issuance costs and other costs associated with the debt that was repaid. Such charge is reflected as an extraordinary loss from the early extinguishment of debt in the Company's Consolidated Statement of Operations and Retained Earnings (Accumulated Deficit) for the three and nine month periods ended September 30, 1994.

     Borrowings under the Credit Agreement are secured by a significant portion of the assets of the Company. The Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios consisting of an indebtedness ratio and a minimum interest coverage ratio and certain restrictions and limitations, including those on capital expenditures, changes in control, payment of dividends, sales of assets, lease payments, investments, additional borrowings, liens, repurchases or prepayment of certain indebtedness, guarantees of indebtedness, mergers and purchases of stock and assets. The

Credit Agreement also contains cross-default provisions to the indebtedness of $10 million or more of the Company and certain subsidiaries, as well as cross-acceleration provisions to the non-recourse debt of $10 million or more of Stone-Consolidated, Inc. ("Stone-Consolidated"), Seminole Kraft Corporation ("Seminole") and Stone Venepal Consolidated Pulp Inc. ("SVCPI"). Additionally, the term loan portion of the Credit Agreement provides for mandatory prepayments from sales of certain assets, certain debt financings and a percentage of excess cash flow (as defined). The amortizations for each semi-annual period is 1/2 of 1 percent of the principal amount of the outstanding term loans and all mandatory and voluntary prepayments are allocated against the term loan amortizations in inverse order of maturity. Mandatory prepayments from sales of collateral, unless replacement collateral is provided, will be applied ratably to the term loan and revolving credit facility, permanently reducing the loan commitments under the Credit Agreement. Further, the Credit Agreement limits, except in certain specific circumstances, any additional investments by the Company in Stone-Consolidated, Seminole and SVCPI.

     Under the Credit Agreement, the Company may choose among various interest rate options for the revolving credit facility and the term loan and specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. The applicable interest rates will be: (i) under the revolving credit facility (a) the higher of (1) Bankers Trust Company's prime rate and (2) the Federal Funds Effective Rate plus 1/2 of 1 percent (the alternative base rate ("ABR")), plus, in the case of (1) or (2), 1 5/8 percent per annum or (b) the London Interbank Offered Rate ("LIBOR") plus 2 5/8 percent per annum; (ii) under the swing-line sub-facility, ABR plus 1 5/8 percent per annum and (iii) under the term loan, ABR plus 2 1/8 percent per annum or LIBOR plus 3 1/8 percent per annum. Upon achievement of specified indebtedness ratios and cash flow coverage ratios or other performance related tests, the interest rate margins for the revolving credit facility (including the swing-line sub-facility) will be reduced. Additionally, the Company will pay a 1/2 percent commitment fee on the unused portions of the revolving credit facility. Further, the Company will pay a fee on letters of credit issued under the revolving credit facility at a rate equal to the greater of (i) the spread over LIBOR applicable to the revolving credit facility minus 1/2 percent and (ii) 1 percent plus a negotiated facing fee to the financial institution issuing the letter of credit.

NOTE 4:  ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), which requires accrual accounting for the estimated costs of providing certain benefits to former or inactive employees and the employees' beneficiaries and dependents after employment but before retirement. Upon adoption of SFAS 112, the Company recorded the catch-up obligation (approximately $24 million) by recognizing a one-time, non-cash charge of $14.2 million, net of income tax benefit, as a cumulative effect of an accounting change in its 1994 first quarter Consolidated Statement of Operations and Retained Earnings (Accumulated Deficit).

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company, at September 30, 1994, recorded a $4.6 million credit directly to stockholders' equity to reflect an unrealized gain on an investment in an equity security, net of income tax. The aggregate fair value and carrying value of the investment in the equity security at September 30, 1994, was approximately $28.1 million and $21.1 million (exclusive of the unrealized gain), respectively.

NOTE 5:  INSURANCE MATTERS

In the 1994 second quarter, a digester vessel ruptured at the Company's pulp and paperboard mill in Panama City, Florida causing extensive damage to certain of the facility's assets. As a result of this occurrence, the Company's results for the nine months ended September 30, 1994 include a $22 million pretax involuntary conversion gain (approximately $13.7 million after taxes). The Company is seeking recovery for both the losses to property and the losses as a result of business interruption arising from the Panama City occurrence.
A partial recovery of $20 million has already been received by the Company from certain carriers and claims of approximately $66 million covering the major portion of such losses are still pending. The insurance carrier providing boiler and machinery coverage for the Company has denied the Company's claim; the Company has not accepted such denial. In addition, the all-risks insurance carriers, which would cover the losses not covered under the boiler and machinery coverage, have reserved their rights with respect to the Company's claim in order to investigate the application of coverage without prejudicing their rights. Management believes the receivable recorded on its financial statements is fully recoverable.

NOTE 6:  FINANCING ACTIVITIES

In February 1994, the Company sold $710 million principal amount of 9 7/8 percent Senior Notes due February 1, 2001 and 18.97 million shares of common stock for an additional $289.3 million at $15.25 per common share (the "February 1994 Offerings"). The net proceeds from the February 1994 Offerings of approximately $962 million, were used as follows: (i) approximately $652 million was used to prepay all of the 1995 and portions of the 1996 and 1997 scheduled amortizations under the Company's 1989 Credit Agreement including the ratable amortization payment under the revolving credit facilities of the 1989 Credit Agreement; (ii) approximately $98 million principal amount, plus accrued interest to the redemption date was used to redeem the Company's 13 5/8 percent Subordinated Notes due 1995 at a price equal to par; (iii) approximately $136 million was used to repay the outstanding borrowings under the Company's revolving credit facilities without reducing the commitments thereunder; and
(iv) provided incremental liquidity in the form of cash.

The 9 7/8 percent Senior Notes are redeemable by the Company on or after February 1, 1999. Interest is payable semi-annually commencing August 1, 1994 and continuing each February 1 and August 1 until maturity.

     In the first quarter of 1994, the Company incurred a charge to earnings of $16.8 million related to unamortized debt issuance costs, net of income tax benefit, as a result of the debt prepayments related to the February 1994 Offerings described above. Such non-cash charge is included in the total extraordinary losses from the early extinguishments of debt reflected in the Company's Consolidated Statement of Operations and Retained Earnings (Accumulated Deficit) for the nine months ended September 30, 1994.

NOTE 7:  LIQUIDITY MATTERS

Due to industry conditions during the past few years and due principally to depressed product prices and significant interest costs attributable to the Company's highly leveraged capital structure, the Company incurred net losses in each of the last three years and for the first nine months of 1994 and will report a net loss for the 1994 fiscal year. Such net losses have significantly impaired the Company's liquidity and available sources of liquidity.

     The Company improved its liquidity and financial flexibility through the completion of: (i) the October 1994 Offering and the October 1994 Related Transactions; and (ii) the February 1994 Offerings. Notwithstanding these improvements in the Company's liquidity and financial flexibility, the Company will be required in the future to generate sufficient cash flows to fully meet the Company's debt service requirements. In the event the Company cannot maintain its current price levels, the Company may deplete a substantial portion of its cash resources and borrowing availability under the revolving credit facilities of the Credit Agreement. In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, additional sales of assets, the deferral of certain capital expenditures and/or obtaining additional sources of funds. There can be no assurance that such measures, if required, would generate the liquidity required by the Company to operate its business and service its indebtedness. Beginning in 1997 (assuming successful refinancing of the Company's two existing accounts receivable securitization programs) and continuing thereafter, the Company will be required to make significant amortization payments on its existing indebtedness which will require the Company to raise sufficient funds from operations and/or other sources and/or refinance or restructure maturing indebtedness. No assurance can be given that the Company will be successful in doing so.

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

     Pursuant to an output purchase agreement entered into in 1986 with Seminole, the Company is obligated to purchase from Seminole and Seminole is obligated to sell to the Company all of Seminole's linerboard production. Seminole produces 100 percent recycled linerboard and is dependent upon an adequate supply of recycled fiber, in particular old corrugated containers ("OCC"). Under the agreement, the Company paid fixed prices for linerboard, which generally exceeded market prices, until June 3, 1994. Subsequent to this date, the Company began purchasing linerboard at market prices and will continue to do so for the remainder of the agreement. Because market prices for linerboard were less than the fixed prices previously in effect under the output purchase agreement and due to recent significant increases in the cost of recycled fiber, Seminole did not comply with certain financial covenants at September 30, 1994 and accordingly, has received waivers and amendments with respect to such covenants from its bank lenders for periods up to and including June 30, 1995. There can be no assurance that Seminole will not require additional waivers in the future or, if required, that the lenders will grant them. Furthermore, in the event that management determines that it is probable that Seminole will not be able to comply with any covenant contained in the Seminole credit agreement within twelve months after the waiver of a violation of such covenant, then certain Seminole debt would be reclassified as short-term debt under the provisions of Emerging Issues Task Forces Issue No. 86-30 "Classification of Obligations When a Violation is Waived By the Creditor." Depending upon the level of market prices and the cost and supply of recycled fiber, Seminole may need to undertake additional measures to meet its financial covenants and its debt service requirements, including obtaining additional sources of funds or liquidity, postponing or restructuring of debt service payments or refinancing the indebtedness. In the event that such measures are required and are not successful, and such indebtedness is accelerated by the respective lenders to Seminole, the lenders to the Company under the Credit Agreement and various other of its debt instruments would be entitled to accelerate the indebtedness owed by the Company.

     As a result of the February 1994 Offerings, the "dividend pool" established by the restrictions on payment of dividends under the Senior Subordinated Indenture dated March 15, 1992 relating to the Company's 10 3/4 percent Senior Subordinated Notes due June 15, 1997, its 11 percent Senior Subordinated Notes due August 15, 1999 and its 10 3/4 percent Senior Subordinated Debenture due April 1, 2002 was replenished from the sale of the common shares. On May 16, 1994, the Company paid both a regular quarterly cash dividend of $.4375 per share and a cumulative cash dividend of $1.3125 per share on the Company's $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock ("Series E Cumulative Preferred

Stock"), to stockholders of record on April 15, 1994. The cumulative cash dividend fully satisfied all accumulated dividends in arrears on the Series E Cumulative Preferred Stock at that time. As a result of net losses, the dividend pool has been subsequently depleted and, accordingly, the Company's Board of Directors did not declare the scheduled August 15, 1994 or the November 15, 1994 quarterly dividends on the Series E Cumulative Preferred Stock. In the event the Company has six quarterly dividends which remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment. The dividend pool under the Credit Agreement will be calculated from October 1, 1994. Irrespective of the amount of the dividend pool under the Credit Agreement, the Credit Agreement permits dividends to be paid on the Series E Cumulative Preferred Stock if there is available dividend pool under the Senior Subordinated Indenture dated March 15, 1992.

     The Company is continuing to pursue its financial strategy of enhancing its liquidity and financial flexibility by evaluating certain alternatives related to certain of its non-core assets, including the U.S. wood products business. As an initial step in achieving this objective, the Company on September 27, 1994, announced the closure of three wood products facilities in the Pacific Northwest. The operations of the closed facilities had been consolidated with other wood product operations of the Company in the Northwest. The impact of such closures did not have a material effect on the Company's 1994 third quarter results of operations.

NOTE 8:  INVENTORIES

Inventories are summarized as follows:


                                                      September 30,     December 31,
(in millions)                                                 1994             1993
- - - - ---------------------------------------------------     ----------       ----------
Raw materials and supplies . . . . . . . . . . . .      $    330.2       $    333.8
Paperstock*. . . . . . . . . . . . . . . . . . . .           246.3            284.2
Work in process. . . . . . . . . . . . . . . . . .            20.0             16.8
Finished products--converting facilities . . . . .           111.2             99.5
- - - - ---------------------------------------------------     -----------      -----------
                                                             707.7            734.3
Excess of current cost over LIFO inventory value .           (14.7)           (14.9)
                                                        -----------      -----------
Total inventories. . . . . . . . . . . . . . . . .      $    693.0       $    719.4
                                                        -----------      -----------
                                                        -----------      -----------

*Includes linerboard, corrugating medium, kraft paper, newsprint, market pulp and groundwood paper.

                                                                              10

     At September 30, 1994 and December 31, 1993, the percentage of total inventories costed by the LIFO, FIFO and average cost methods were as follows:


                                       September 30,   December 31,
                                               1994           1993
                                          ----------    -----------
          LIFO . . . . . . . . . . . .          40%            44%
          FIFO . . . . . . . . . . . .           7%             6%
          Average Cost . . . . . . . .          53%            50%


NOTE 9:  CURRENT MATURITIES OF LONG-TERM DEBT

Current maturities of long-term debt at September 30, 1994 and December 31, 1993 consisted of the following components:


                                                     September 30,  December 31,
(in millions)                                              1994          1993
- - - - --------------------------------------------------      ----------    ----------
Senior debt. . . . . . . . . . . . . . . . . . . .      $   272.9     $    17.7
Subordinated debt. . . . . . . . . . . . . . . . .             --           4.9
Non-recourse debt of consolidated affiliates . . .           21.8         290.5
- - - - ----------------------------------------------------    ----------    ----------
Total current maturities of long-term debt . . . .      $   294.7     $   313.1
                                                        ----------    ----------
                                                        ----------    ----------

     Stone Savannah debt, which was classified as current at December 31, 1993 in accordance with Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations when a Violation is Waived by the Creditor", is classified as long-term at September 30, 1994 as such debt has been refinanced as described in
Note 3. The current maturities at September 30, 1994 include borrowings outstanding under the Company's two accounts receivable securitization programs which are scheduled to mature on September 15, 1995. The Company is currently planning to refinance its two existing accounts receivable securitization programs. The proposed refinancing transaction is currently contemplated to approximate at least $300 million of receivables financing which would have a 5 year maturity. The proposed refinancing is subject to execution of definitive documentation and the selling of notes by a financial subsidiary of the Company to provide funding for such receivables financing. There can be no assurance such financing transaction will be consummated.

NOTE 10:  SUMMARY FINANCIAL INFORMATION FOR STONE SOUTHWEST CORPORATION

Shown below is consolidated, summarized financial information for Stone Southwest, Inc. (formerly known as Southwest Forest Industries, Inc.). The summarized financial information for Stone Southwest, Inc. does not include purchase accounting adjustments or the impact of the debt incurred to finance the acquisition of Stone Southwest, Inc.:

                                        Three months ended         Nine months ended
                                            September 30,              September 30,
                                      ---------------------      ---------------------
(in millions)                             1994         1993         1994          1993
- - - - ---------------------------------     --------     --------      -------      --------

Net sales. . . . . . . . . . . .      $  444.4     $  409.2      $1,272.3     $1,256.5
Cost of products sold and
  depreciation . . . . . . . . .         359.8        354.1       1,073.3      1,052.4
Income (loss) before cumulative
  effects of accounting
  changes. . . . . . . . . . . .          14.5         (6.4)         21.4         (3.9)
Cumulative effect of change in
  accounting for postemployment
  benefits (net of $2.5 income
  tax benefit) . . . . . . . . .            --           --          (3.9)          --
Cumulative effect of change in
  accounting for postretirement
  benefits (net of $5.2 income
  tax benefit) . . . . . . . . .            --           --            --         (8.3)
Net income (loss). . . . . . . .          14.5         (6.4)         17.5        (12.2)








                                                        September 30,    December 31,
(in millions)                                                   1994            1993
- - - - ----------------------------------------------------       ----------      ----------
Current assets . . . . . . . . . . . . . . . . . .         $   370.7       $   360.9
Noncurrent assets* . . . . . . . . . . . . . . . .           1,629.3         1,600.5
Current liabilities. . . . . . . . . . . . . . . .             154.3           141.3
Noncurrent liabilities and obligations . . . . . .             404.0           395.8

*Includes $879.6 and $857.4 due from the Company at September 30, 1994 and December 31, 1993, respectively.

                                                                              12

NOTE 11:  ADDITIONAL CASH FLOW STATEMENT INFORMATION

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:


                                                    Three months ended      Nine months ended
                                                       September 30,           September 30,
                                                  ---------------------   ---------------------
(in millions)                                         1994        1993        1994        1993
- - - - ------------------------------------------        ---------   ---------   ---------   ---------
Non-cash investing and financing activities:
 Unrealized gain on an investment in an
  equity security (net of income
  tax expense) . . . . . . . . . . . . . . .      $   10.3    $     --    $    4.6    $     --
 Preferred stock dividends issued by a
  consolidated affiliate . . . . . . . . . .           4.9         1.9         4.9         4.8
 Other . . . . . . . . . . . . . . . . . . .            --          --        (1.3)         .2

Cash paid (refunded) during the periods for:
 Interest (net of capitalization). . . . . .      $  108.4    $   89.6    $  299.1    $  277.9
 Income taxes. . . . . . . . . . . . . . . .         (20.9)      (28.4)      (18.3)      (20.7)
                                                  ---------   ---------   ---------   ---------
                                                  ---------   ---------   ---------   ---------


NOTE 12:  COMMITMENTS AND CONTINGENCIES

 Pursuant to an agreement with Venezolana de Pulpa y Papel ("Venepal") in conjunction with the Company's and Venepal's partnership in SVCPI, a 50 percent owner of a Castlegar, British Columbia market pulp mill, Venepal has the right, under certain circumstances, to exchange its interest in SVCPI for Series F Cumulative Exchangeable Convertible Preferred Stock ("Series F Preferred Stock") of the Company. The Series F Preferred Stock, which would be granted in exchange for the SVCPI interest, is valued at approximately $23.0 million. In the event of an Exchange Event and an election by Venepal to effect the Exchange, the Company has the option of paying cash in lieu of issuing shares of Series F Preferred Stock. Venepal currently has the right to exchange its interest in SVCPI. At this time, the Company has not been informed of Venepal's decision of whether or not Venepal will exercise its right. In the event such exercise occurs, SVCPI would be consolidated with the Company.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


                                                        Three months ended September 30,
                                                  -----------------------------------------------
                                                          1994                      1993
                                                  ---------------------    ----------------------
                                                             Percent of                Percent of
(dollars in millions)                              Amount    net sales      Amount     net sales
- - - - ---------------------                             ---------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .    $1,482.2      100.0%     $1,242.6      100.0%
Cost of products sold. . . . . . . . . . . . .     1,183.4       79.8       1,058.9       85.2
Selling, general and administrative expenses .       147.7       10.0         135.6       10.9
Depreciation and amortization. . . . . . . . .        89.7        6.1          81.2        6.5
Equity loss from affiliates. . . . . . . . . .          .4        --            1.9         .2
Other operating (income) expense-net . . . . .         1.0        --             .4        --
Other (income) expense-net . . . . . . . . . .       (21.3)      (1.4)          4.2         .4
                                                  ---------  ---------     ----------  ---------
Income (loss) before interest expense, income
 taxes, minority interest, extraordinary loss
 and cumulative effects of accounting
 changes . . . . . . . . . . . . . . . . . . .        81.3        5.5         (39.6)      (3.2)
Interest expense . . . . . . . . . . . . . . .      (113.9)      (7.7)       (107.2)      (8.6)
                                                  ---------  ---------     ---------   ---------
Loss before income taxes, minority interest,
 extraordinary loss and cumulative effects of
 accounting changes. . . . . . . . . . . . . .       (32.6)      (2.2)       (146.8)     (11.8)
Credit for income taxes. . . . . . . . . . . .         5.4         .4          48.7        3.9
Minority interest. . . . . . . . . . . . . . .        (1.7)       (.1)         (1.1)       (.1)
                                                  ---------  ---------     ---------   ---------
Loss before extraordinary loss and cumulative
 effects of accounting changes . . . . . . . .       (28.9)      (1.9)        (99.2)      (8.0)
Extraordinary loss from early extinguishment of
 debt (net of $26.6 income tax benefit). . . .       (44.8)      (3.0)           --         --
Cumulative effect of change in accounting for
 postemployment benefits . . . . . . . . . . .          --         --            --         --
Cumulative effect of change in accounting for
 postretirement benefits . . . . . . . . . . .          --         --            --         --
                                                  ---------  ---------     ---------   ---------
Net loss . . . . . . . . . . . . . . . . . . .    $  (73.7)      (4.9)     $  (99.2)      (8.0)
                                                  ---------  ---------     ---------   ---------
                                                  ---------  ---------     ---------   ---------

                                                                              14


                                                        Nine months ended September 30,
                                                  -----------------------------------------------
                                                          1994                      1993
                                                  ---------------------    ----------------------
                                                             Percent of                Percent of
(dollars in millions)                              Amount    net sales      Amount     net sales
- - - - ---------------------                             ---------  ----------    ---------   ----------
Net sales. . . . . . . . . . . . . . . . . . .    $4,127.3      100.0%     $3,816.5      100.0%
Cost of products sold. . . . . . . . . . . . .     3,367.4       81.6       3,179.4       83.3
Selling, general and administrative expenses .       418.1       10.1         402.9       10.6
Depreciation and amortization. . . . . . . . .       267.5        6.5         257.1        6.8
Equity loss from affiliates. . . . . . . . . .         6.1         .1           5.6         .1
Other operating (income) expense-net . . . . .       (32.4)       (.8)          3.3         .1
Other (income) expense-net . . . . . . . . . .       (13.2)       (.3)          1.1         --
                                                  ---------  ---------     ---------   ---------
Income (loss) before interest expense, income
 taxes, minority interest, extraordinary losses
 and cumulative effect of accounting changes .       113.8        2.8         (32.9)       (.9)
Interest expense . . . . . . . . . . . . . . .      (338.1)      (8.2)       (311.3)      (8.1)
                                                  ---------  ---------     ---------   ---------
Loss before income taxes, minority interest,
 extraordinary losses and cumulative effects
 of accounting changes . . . . . . . . . . . .      (224.3)      (5.4)       (344.2)      (9.0)
Credit for income taxes. . . . . . . . . . . .        65.4        1.6         113.4        2.9
Minority interest. . . . . . . . . . . . . . .          .3         --          (2.7)        --
Loss before extraordinary losses and              ---------  ---------     ---------   ---------
 cumulative effects of accounting changes. . .      (158.6)      (3.8)       (233.5)      (6.1)
Extraordinary losses from early extinguishment
 of debt (net of $36.5 income tax benefit) . .       (61.6)      (1.5)           --         --
Cumulative effect of change in accounting for
 postemployment benefits (net of $9.5 income
 tax benefit). . . . . . . . . . . . . . . . .       (14.2)       (.4)           --         --
Cumulative effect of change in accounting for
 postretirement benefits (net of $23.3 income
 tax benefit). . . . . . . . . . . . . . . . .          --         --         (39.5)      (1.0)
                                                  ---------  ---------     ---------   ---------
Net loss . . . . . . . . . . . . . . . . . . .    $ (234.4)      (5.7)     $ (273.0)      (7.1)
                                                  ---------  ---------     ---------   ---------
                                                  ---------  ---------     ---------   ---------

                                                                              15

The Company incurred a loss before an extraordinary loss from the early extinguishment of debt of $28.9 million, or $.34 per share of common stock, for the three months ended September 30, 1994. The Company recorded an extraordinary loss from the early extinguishment of debt (see Note 3) of $44.8 million, or $.50 per share common stock, resulting in a net loss for the 1994 third quarter of $73.7 million, or $.84 per share of common stock. The Company incurred a net loss of $99.2 million, or $1.42 per share of common stock, for the third quarter of 1993.

     For the nine months ended September 30, 1994, the loss before the extraordinary losses from the early extinguishments of debt and the cumulative effect of a change in the accounting for postemployment benefits ("SFAS 112") was $158.6 million, or $1.89 per share of common stock. The Company recorded extraordinary losses from the early extinguishments of debt totalling $61.6 million, net of income tax benefit, or $.70 per share of common stock and a one-time, non-cash charge of $14.2 million, net of income tax benefit, or $.16 per share of common stock, to reflect the cumulative effect of adopting of SFAS 112, resulting in a net loss for the nine months ended September 30, 1994 of $234.4 million, or $2.75 per share of common stock. For the nine months ended September 30, 1993, the loss before the cumulative effect of a change in the accounting for postretirement benefits other than pensions ("SFAS 106") was $233.5 million, or $3.36 per share of common stock. The adoption of SFAS 106 resulted in a one-time, non-cash cumulative effect charge of $39.5 million, net of income tax benefit, or $.56 per share of common stock, resulting in a net loss of $273.0 million, or $3.92 per share of common stock, for the nine months ended September 30, 1993.

     Net sales for the three and nine month periods ended September 30, 1994 increased 19.3 percent and 8.1 percent, respectively, over the comparable prior year periods. Net sales for the first nine months of 1993 included sales of the Company's European folding carton operations, which in the early part of 1993 were merged into a joint venture, and accordingly are now accounted for under the equity method of accounting. Sales from these operations were approximately $60 million for the nine months ended September 30, 1993. Excluding the effect of the folding carton operations, sales for the first nine months of 1994 increased 9.9 percent over the prior year period.

     The increase in net sales for the 1994 third quarter, as compared to the prior year period, primarily resulted from increased sales of corrugated containers, paperboard, newsprint, market pulp and paper bags and sacks. The sales increases for corrugated containers and paperboard reflect both increased sales volume and higher average selling prices. The sales increase for market pulp reflect higher average selling prices. The increase in newsprint sales was primarily a result of increased sales volume, with higher average selling prices also contributing to the increase. Sales of paper bags and sacks reflect improved average selling prices for retail bags and increased multi-wall bag sales volume.

     Net sales for the nine months ended September 30, 1994 increased, as compared to the 1993 period, due to sales increases for corrugated containers, paperboard, newsprint, market pulp and paper bags and sacks. The increase in sales of corrugated containers reflect both increased sales volume and higher average selling prices. The sales increases for paperboard and newsprint mainly reflect higher volume. Market pulp sales increased as a result of significantly higher average selling prices coupled with improved sales volume. The sales increase for paper bags and sacks resulted from volume increases.

     Shipments of corrugated containers, including the Company's proportionate share of the shipments by its foreign affiliates, were 14.3 billion square feet for the third quarter of 1994, compared with 13.6 billion square feet for the comparable prior year period. For the first nine months of 1994, the Company shipped 40.4 billion square feet of corrugated containers, compared with 39.8 billion square feet shipped during the first nine months of 1993. The 1993 shipments included 49 percent of the shipments by the Company's previously owned non-consolidated affiliate Empaques de Carton Titan, S.A. ("Titan"). The Company sold its 49 percent equity interest in Titan in December 1993. Excluding shipments from Titan, the Company's shipments of corrugated containers for the third quarter and for the first nine months of 1994 increased 1.1 billion square feet, or 8.4 percent, and 2.1 billion square feet, or 5.4 percent, respectively, over the comparable 1993 periods. Shipments of paper bags and sacks were 164 thousands tons and 486 thousand tons for the three and nine month periods ended September 30, 1994, respectively, compared with 156 thousand tons and 459 thousand tons shipped during the comparable 1993 periods.

     Production of containerboard and kraft paper for the three and nine month periods ended September 30, 1994, including 100 percent of the production at Seminole Kraft Corporation ("Seminole") and Stone Savannah River Pulp & Paper Corporation ("Stone Savannah"), was 1.29 million tons and 3.88 million tons, respectively, compared to 1.17 million tons and 3.58 million tons produced during the comparable prior year periods. Excluding the proportionate share of the 1993 production of Titan, production of containerboard and kraft paper for the three and nine month periods ended September 30, 1994 increased 140 thousand tons, or 12.1 percent, and 338 thousand tons, or 9.6 percent, respectively, compared to the prior year periods.

     Production of newsprint, market pulp and groundwood paper for the three and nine month periods ended September 30, 1994, including 100 percent of the production at Stone-Consolidated Inc. ("Stone-Consolidated"), the Company's 74.6 percent owned Canadian subsidiary, and 25 percent of the production at the Company's affiliated market pulp mill in British Columbia, was 650 thousand tons and 1.92 million tons, respectively, compared with 611 thousand tons and 1.86 million tons produced during the comparable prior year periods.

     Earnings before interest expense and the credit for income taxes increased $120.9 million and $146.7 million for the three months and nine months ended September 30, 1994, respectively, over the comparable prior year periods. The increase for the third quarter of 1994 primarily reflects improved product pricing for corrugated containers, paperboard, market pulp and newsprint, which more than offset an increase in recycled fiber costs of approximately $36 million. The increase for the nine months ended September 30, 1994 over the comparable prior year period primarily reflects improved product pricing for corrugated containers and market pulp, which more than offset an increase in recycled fiber costs of approximately $60 million. The results for the first nine months of 1994 include a $22 million pre-tax involuntary conversion gain associated with a digester rupture at the Company's Panama City, Florida pulp and paperboard mill in the second quarter of 1994 (see "Outlook").
Additionally, the Company's results include foreign currency transaction gains of $12.2 million and foreign currency transaction losses of $3.7 million for the third quarter and first nine months of 1994, respectively, as compared with foreign currency transaction losses of $7.7 million and $12.8 million, respectively, for the comparable prior year periods. Partially offsetting the improvement in earnings before interest expense and income taxes for these periods, however, were higher interest expense and a decrease in the credit for income taxes.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital ratio was 1.8 to 1 at September 30, 1994 and 1.9 to 1 at December 31, 1993. The Company's long-term debt to total capitalization ratio was 76.3 percent at September 30, 1994 and 75.9 percent at December 31, 1993. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of certain consolidated affiliates which is non-recourse to the Company), deferred income taxes, redeemable preferred stock, minority interest and stockholders' equity.


     The Company's primary capital requirements consist of debt service and capital expenditures, including capital investment for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. After giving effect to the October 1994 Offering and the October 1994 Related Transactions, as described in Note 3, the Company continues to be highly leveraged and will continue to incur substantial ongoing interest expense. No significant debt amortization obligations are due until June 1997 other than for the September 1995 maturities of Stone Financial Corporation ("Stone Fin") and Stone Fin II Receivables Corporation ("Stone Fin II"), which the Company plans to refinance.

     Concurrent with the October 1994 Offering, the Company (i) entered into a new credit agreement (the "Credit Agreement") consisting of a $400 million senior secured term loan maturing April 1, 2000, a $450 million senior secured revolving credit facility commitment maturing May 15, 1999 and a $25 million swing-line sub-facility maturing May 15, 1999 (any borrowings under the swing-line sub-facility would reduce the borrowing availability under the revolving credit facility), (ii) repaid all of the outstanding indebtedness and commitments under its bank credit agreements which included two term loan facilities, two revolving credit facilities and an additional term loan (the "1989 Credit Agreement") which were then terminated, (iii) merged the Company's 93 percent owned subsidiary Stone Savannah River Pulp & Paper Corporation ("Stone Savannah") into a wholly-owned subsidiary of the Company and, (iv) as described below, repaid or acquired Stone Savannah's outstanding indebtedness, preferred stock and common stock (collectively, the "October 1994 Related Transactions"). In connection with the Stone Savannah merger, the Company (i) repaid all the indebtedness outstanding under and terminated Stone Savannah's bank credit agreement, (ii) called for redemption the $130 million principal amount of Stone Savannah's 14 1/8 percent Senior Subordinated Notes due 2000 at a redemption price equal to the applicable premium percentage of the principal amount plus accrued interest, (iii) called for redemption the 425,243 outstanding shares of Series A Cumulative Redeemable Exchangeable Preferred Stock of Stone Savannah not owned by the Company for approximately $52 million, equal to the applicable premium percentage of the principal amount plus accrued and unpaid dividends, which will be paid by the Company on November 14, 1994 and (iv) acquired the 72,346 outstanding shares of common stock of Stone Savannah not owned by the Company. The completion of the October 1994
Offering, together with the October 1994 Related Transactions, has extended the scheduled amortization obligations and final maturities of more than $1 billion of the Company's indebtedness and improved the Company's liquidity and financial flexibility by, among other things, providing for the $450 million senior secured revolving credit facility commitment under the Credit Agreement. At October 31, 1994, the Company had borrowing availability of approximately $343 million under its revolving credit facility inclusive of a letter of credit of approximately $61 million securing certain obligations with a respect to the Company's Florence, South Carolina cogeneration facility issued under the revolving credit facility. For the nine months ended September 30, 1994, the term loans (other than the Additional Term Loan) and the revolving credit facilities under the 1989 Credit Agreement had weighted average interest rates of 9.4 percent and 7.3 percent, respectively. The weighted average interest rate on the Additional Term Loan was 7.0 percent for the nine months ended September 30, 1994. The weighted average rates as reflected above do not include the effect of the amortization of deferred debt issuance costs.

     Borrowings under the Credit Agreement are secured by a significant portion of the assets of the Company. The Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios consisting of an indebtedness ratio and a minimum interest coverage ratio and certain restrictions and limitations, including those on capital expenditures, changes in control, payment of dividends, sales of assets, lease payments, investments, additional borrowings, liens, repurchases or prepayment of certain indebtedness, guarantees of indebtedness, mergers and purchases of stock and assets. The Credit Agreement also contains cross-default provisions to the indebtedness of $10 million or more of the Company and certain subsidiaries, as well as cross-acceleration provisions to the non-recourse debt of $10 million or more of Stone-Consolidated, Seminole and Stone Venepal Consolidated Pulp Inc. ("SVCPI"). Additionally, the term loan portion of the Credit Agreement provides for mandatory prepayments from sales of certain assets, certain debt financings and a percentage of excess cash flow (as defined). The amortizations for each semi-annual period is 1/2 of 1 percent of the principal amount of the outstanding term loans and all mandatory and voluntary prepayments are allocated against the term loan amortizations in inverse order of maturity. Mandatory prepayments from sales of collateral, unless replacement collateral is provided, will be applied ratably to the term loan and revolving credit facility, permanently reducing the loan commitments under the Credit Agreement. Further, the Credit Agreement limits, except in certain specific circumstances, any additional investments by the Company in Stone-Consolidated, Seminole, and SVCPI.

     Pursuant to an output purchase agreement entered into in 1986 with Seminole, the Company is obligated to purchase from Seminole and Seminole is obligated to sell to the Company all of Seminole's linerboard production. Seminole produces 100 percent recycled linerboard and is dependent upon an adequate supply of recycled fiber, in particular old corrugated container ("OCC"). Under the agreement, the Company paid fixed prices for linerboard, which generally exceeded market prices, until June 3, 1994. Subsequent to this date, the Company began purchasing linerboard at market prices and will continue to do so for the remainder of the agreement. Because market prices for linerboard were less than the fixed prices previously in effect under the output purchase agreement and due to recent significant increases in the cost of recycled fiber, Seminole did not comply with certain financial covenants at September 30, 1994 and accordingly, has received waivers and amendments with respect to such covenants from its bank lenders for periods up to and including June 30, 1995. There can be no assurance that Seminole will not require additional waivers in the future or, if required, that the lenders will grant them. Furthermore, in the event that management determines that it is probable that Seminole will not be able to comply with any covenant contained in the Seminole credit agreement within twelve months after the waiver of a violation of such covenant, then certain Seminole debt would be reclassified as short-term debt under the provision of Emerging Issues Task Forces Issue No. 86-30 "Classification of Obligations When a Violation is Waived By the Creditor." Depending upon the level of market prices and the cost supply of recycled fiber, Seminole may need to undertake additional measures to meet its financial covenants and its debt service requirements, including obtaining additional sources of funds or liquidity, postponing or restructuring of debt service payments or refinancing the indebtedness. In the event that such measures are required and are not successful, and such indebtedness is accelerated by the respective lenders to Seminole, the lenders to the Company under the Credit Agreement and various other of its debt instruments would be entitled to accelerate the indebtedness owed by the Company.

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

     The Company is currently planning to refinance its two existing accounts receivable securitization programs. The proposed refinancing transaction is currently contemplated to approximate at least $300 million of receivables financing, which would have a 5 year maturity. The proposed refinancing is subject to execution of definitive documentation and the selling of notes by a financial subsidiary of the Company to provide funding for such receivables financing. There can be no assurance such financing transaction will be consummated.

OPERATING ACTIVITIES:

Net cash used in operating activities was $104.5 million for the nine months ended September 30, 1994, compared with $112.7 million for the comparable period of 1993. This improvement in operating cash flows primarily reflects the favorable effects from the decrease in the loss (before the extraordinary losses and the non-cash, cumulative effects of accounting changes), an increase in accounts payable and other current liabilities, a decrease in the credit for deferred taxes and proceeds received from insurance claims. Partially offsetting these favorable effects were increases in accounts and notes receivable and other current assets as compared with the prior year period.

FINANCING ACTIVITIES:

In February 1994, the Company sold $710 million principal amount of 9 7/8 percent Senior Notes due February 1, 2001 and 18.97 million shares of common stock for an additional $289.3 million at $15.25 per common share (the "February 1994 Offerings"). The net proceeds from the February 1994 Offerings of approximately $962 million, were used as follows: (i) approximately $652 million was used to prepay all of the 1995 and portions of the 1996 and 1997 scheduled amortizations under the Company's 1989 Credit Agreement including the ratable amortization payment under the revolving credit facilities of the 1989 Credit Agreement; (ii) approximately $98 million principal amount, plus accrued interest to the redemption date was used to redeem the Company's 13 5/8 percent Subordinated Notes due 1995 at a price equal to par; (iii) approximately $136 million was used to repay the outstanding borrowings under the Company's revolving credit facilities without reducing the commitments thereunder; and (iv) provided incremental liquidity in the form of cash. The 9 7/8 percent Senior Notes are redeemable by the Company on or after February 1, 1999. Interest is payable semi-annually commencing August 1, 1994 and continuing each February 1 and August 1 until maturity.

     As a result of the February 1994 Offerings, the "dividend pool" established by the restrictions on payment of dividends under the Senior Subordinated Indenture dated March 15, 1992 relating to the Company's 10 3/4 percent Senior Subordinated Notes due June 15, 1997, its 11 percent Senior Subordinated Notes due August 15, 1999 and its 10 3/4 percent Senior Subordinated Debenture due April 1, 2002 was replenished from the sale of the common shares. On May 16, 1994, the Company paid both a regular quarterly cash dividend of $.4375 per share and a cumulative cash dividend of $1.3125 per share on the Company's $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock ("Series E Cumulative Preferred Stock"), to stockholders of record on April 15, 1994. The cumulative cash dividend fully satisfied all accumulated dividends in arrears on the Series E Cumulative Preferred Stock at that time. As a result of net losses, the dividend pool has been subsequently depleted and, accordingly, the Company's Board of Directors did not declare the scheduled August 15, 1994 or the November 15, 1994 quarterly dividends on the Series E Cumulative Preferred Stock. In the event the Company has six quarterly dividends which remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment. The dividend pool under the Credit Agreement will be calculated from October 1, 1994. Irrespective of the amount of the dividend pool under the Credit Agreement, the Credit Agreement permits dividends to be paid on the Series E Cumulative Preferred Stock if there is available dividend pool under the Senior Subordinated Indenture dated March 15, 1992.

INVESTING ACTIVITIES:

Capital expenditures for the nine months ended September 30, 1994 totalled $133.2 million.

OUTLOOK:

Due to industry conditions during the past few years and due principally to depressed product prices and significant interest costs attributable to the Company's highly leveraged capital structure, the Company incurred net losses in each of the last three years and for the first nine months of 1994 and will report a net loss for the 1994 fiscal year. Such net losses have significantly impaired the Company's liquidity and available sources of liquidity.

     The Company's product lines generally experienced declining product prices from 1990 through the third quarter of 1993. Since October 1, 1993, the Company has been successful in implementing price increases for most of its products. Prices for the Company's products continued to improve throughout 1994 with significant price improvements occurring across its product lines. While there can be no assurance that prices will continue to increase or even be maintained at present levels, the Company believes that the supply/demand characteristics for its product lines have improved which could allow for further price increases for these product lines. Although certain competitors in the containerboard industry have announced plans for some future capacity increases, the Company does not believe that such capacity increases will significantly affect the favorable supply/demand characteristics.

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

     The Company purchases or cuts a variety of species of timber from which the Company utilizes wood fiber depending upon the product being manufactured and each mill's geographic location. A decrease in the supply of wood fiber has caused, and will likely continue to cause, higher wood fiber costs in some of the regions in which the Company procures wood. In addition, the increase in demand for products manufactured, in whole or in part, from recycled fiber had caused a shortage of recycled fiber, particularly OCC used in the manufacture of premium priced recycled containerboard and related products. The Company's paperboard and paper packaging products use a large volume of recycled fiber.
In 1993, the Company processed approximately 1.9 million tons of recycled fiber. The Company used approximately 1.25 million tons of OCC in its products in 1993.

     During the second and third quarters of 1994, costs of recycled fiber had increased significantly primarily reflecting a shortage of OCC. While recycled fiber costs are declining from the third quarter levels, such costs for the 1994 fourth quarter are expected to remain higher than those incurred during the comparable period of 1993. There can be no assurance that recycled fiber costs will not again escalate in the future. Additionally, while the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in economic proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

     The Company improved its liquidity and financial flexibility through the completion of: (i) the October 1994 Offering and the October 1994 Related Transactions as described in Note 3; and (ii) the February 1994 Offerings. Notwithstanding these improvements in the Company's liquidity and financial flexibility, the Company will be required in the future to generate sufficient cash flows to fully meet the Company's debt service requirements. In the event the Company cannot maintain its current price levels, the Company may deplete a substantial portion of its cash resources and borrowing availability under the revolving credit facilities of the Credit Agreement. In such event, the Company would be required to pursue other alternatives to improve liquidity, including further cost reductions, additional sales of assets, the deferral of certain capital expenditures and/or obtaining additional sources of funds. There can be no assurance that such measures, if required, would generate the liquidity required by the Company to operate its business and service its indebtedness. Beginning in 1997 (assuming successful refinancing of the Company's two existing accounts receivable securitization programs) and continuing thereafter, the Company will be required to make significant amortization payments on its existing indebtedness which would require the Company to raise sufficient funds from operations and/or other sources and/or refinance or restructure maturing indebtedness. No assurance can be given that the Company will be successful in doing so.

     The Company is continuing to pursue its financial strategy of enhancing its liquidity and financial flexibility by evaluating certain alternatives related to certain of its non-core assets, including the U.S. wood products business. As an initial step in achieving this objective, the Company on September 27, 1994, announced the closure of three wood products facilities in the Pacific Northwest. The operations of the closed facilities had been consolidated with other wood product operations of the Company in the Northwest. The impact of such closures did not have a material effect on the Company's 1994 third quarter results of operations.

In the 1994 second quarter, a digester vessel ruptured at the Company's pulp and paperboard mill in Panama City, Florida causing extensive damage to certain of the facility's assets. As a result of this occurrence, the Company's results for the nine months ended September 30, 1994 include a $22 million pretax involuntary conversion gain (approximately $13.7 million after taxes). The Company is seeking recovery for both the losses to property and the losses as a result of business interruption arising from the Panama City occurrence.
A partial recovery of $20 million has already been received by the Company from certain carriers and claims of approximately $66 million covering the major portion of such losses are still pending. The insurance carrier providing boiler and machinery coverage for the Company has denied the Company's claim; the Company has not accepted such denial. In addition, the all-risks insurance carriers, which would cover the losses not covered under the boiler and machinery coverage, have reserved their rights with respect to the Company's claim in order to investigate the application of coverage without prejudicing their rights. Management believes the receivable recorded on its financial statements is fully recoverable.

     Pursuant to an agreement with Venezolana de Pulpa y Papel ("Venepal") in conjunction with the Company's and Venepal's partnership in SVCPI, a 50 percent owner of a Castlegar, British Columbia market pulp mill, Venepal has the right, under certain circumstances, to exchange its interest in SVCPI for Series F Cumulative Exchangeable Convertible Preferred Stock ("Series F Preferred Stock") of the Company. The Series F Preferred Stock, which would be granted in exchange for the SVCPI interest, is valued at approximately $23.0 million. In the event of an Exchange Event and an election by Venepal to effect the Exchange, the Company has the option of paying cash in lieu of issuing shares of Series F Preferred Stock. Venepal currently has the right to exchange its interest in SVCPI. At this time, the Company has not been informed of Venepal's decision of whether or not Venepal will exercise its right. In the event such exercise occurs, SVCPI would be consolidated with the Company.

                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     As a result of the April 13, 1994 digester vessel rupture at the Company's pulp and paperboard mill in Panama City, Florida resulting in the deaths of three employees and injuries to other employees and causing extensive damage to certain of the facilities assets, the Occupational Safety and Health Administration ("OSHA") conducted an investigation which on September 30, 1994, resulted in the issuance by OSHA of citations with fines totalling $1,072,000. The Company met informally with OSHA representatives on October 18, 1994 to discuss the citations and related fines. The Company has determined, as a result of this meeting, to formally protest the citations and the related fines. The Company is not able at this time to predict the outcome of its protest.

     On September 30, 1994, the Company received an Administrative Order from Region IV of the Environmental Protection Agency ("EPA") requiring the Company to perform a Facility Investigation at its Panama City, Florida pulp and paper mill under the Resources Conservation and Recovery Act ("RCRA"). The Company has challenged EPA's jurisdiction to require such an investigation and has filed a protest and requested a hearing. The Facility Investigation would require the Company to conduct extensive soil and groundwater testing. The Company believes that the Panama City facility is not a RCRA facility. The Company does not know at this time the likelihood of success in challenging EPA's order. Notwithstanding the Company's success in challenging EPA, an owner of property adjacent to the Panama City mill is currently subject to extensive clean-up under RCRA and the EPA is empowered to require clean-up for materials discharged which have travelled beyond such facilities' boundaries. The Company does not yet know the extent, if any, of such adjacent property owner's responsibility to remediate contamination, if any, at the Panama City mill site.


ITEM 2.  CHANGES IN SECURITIES

     (b) Due to restrictive covenants in certain instruments evidencing indebtedness of the Company, the Company's Board of Directors did not declare the scheduled $.4375 August 15, 1994 and November 15, 1994 quarterly dividends on the Company's 4.6 million outstanding shares of $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock"). In the event the Company has six quarterly dividends which remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends thereon have been declared and paid or set aside for payment.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (b)  The response to Part II Item 2(b) is incorporated by reference herein.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     4(a) Credit Agreement dated as of October 12, 1994 among Stone Container Corporation, the financial institutions signatory thereto, Bankers Trust Company, as agent, and Bank of America National Trust & Savings Association, The Bank of New York, The Bank of Nova Scotia, Caisse Nationale de Credit Agricole, Chemical Bank, The Chase Manhattan Bank, N.A., Dresdner Bank AG-Chicago and Grand Caymon Branches, The First National Bank of Chicago, The Long-Term Credit Bank of Japan, Ltd., Nationsbank of North Carolina, N.A., The Sumitomo Bank, Ltd., Chicago Branch and The Toronto-Dominion Bank, as co-agents.

     4(b) Indenture dated as of October 12, 1994 between Stone Container Corporation and Norwest Bank Minnesota, N.A., as Trustee, relating to the 10 3/4 percent First Mortgage Notes due October 1, 2002.

     4(c) Indenture dated as of October 12, 1994 between Stone Container Corporation and The Bank of New York, as Trustee, relating to the 11 1/2 percent Senior Notes due October 1, 2004.

     27   Financial Data Schedule for the nine months ended September 30, 1994.


(b)  REPORTS ON FORM 8-K

     1.   None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STONE CONTAINER CORPORATION





                                        By:  Thomas P. Cutilletta
                                             -----------------------------------
                                             Thomas P. Cutilletta
                                             Senior Vice President and Corporate
                                             Controller
                                             (Principal Accounting Officer)











Date:  November 14, 1994