Form 10-K405
period 1994-12-31
STONE CONTAINER CORP
filed 1995-03-10
CIK 94610

         SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549

         -----------------------------------------------------------------------

         FORM 10-K

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1994.

          or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the
              Securities Exchange Act of 1934
          For the transition period from ________________ to ________________.

          Commission file number 1-3439

        STONE CONTAINER CORPORATION

          (Exact name of registrant as specified in its charter)

DELAWARE                                              36-2041256
- --------------------------------------------------    --------------------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. employer identification no.)
or organization)
150 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS          60601
- --------------------------------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)
REGISTRANT'S TELEPHONE NUMBER: 312 346-6600
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:

                                              NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS                           REGISTERED
- --------------------------------------------  ---------------------------------------
Common Stock                                  New York Stock Exchange
Rights to purchase Series D Preferred Stock   New York Stock Exchange
$1.75 Series E Cumulative Convertible
Exchangeable Preferred Stock                  New York Stock Exchange
10 3/4% Senior Subordinated Notes due
June 15, 1997                                 New York Stock Exchange
12 5/8% Senior Notes due July 15, 1998        New York Stock Exchange
11 7/8% Senior Notes due December 1, 1998     New York Stock Exchange
11% Senior Subordinated Notes due
August 15, 1999                               New York Stock Exchange
11 1/2% Senior Subordinated Notes due
September 1, 1999                             New York Stock Exchange
9 7/8% Senior Notes due February 1, 2001      New York Stock Exchange
12 1/8% Subordinated Debentures due
September 15, 2001 (Southwest Forest
Industries, Inc.)                             New York Stock Exchange
10 3/4% Senior Subordinated Debentures due
April 1, 2002                                 New York Stock Exchange
10 3/4% Senior Secured Notes due October 1,
2002                                          New York Stock Exchange
11 1/2% Senior Notes due October 1, 2004      New York Stock Exchange
6 3/4% Convertible Subordinated Debentures
due February 15, 2007                         New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) of the Act: None.

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
          YES _X_  NO ___

          Indicate by check mark if disclosure of delinquent filers pursuant  to
          Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

          The aggregate  market value  as of  February 28,  1995 of  the  voting
          common   stock   held  by   non-affiliates   of  the   Registrant  was
          approximately $1,859,000,000.

          The number of shares of common stock outstanding at February 28, 1995 was 90,630,490.

          The Proxy Statement, to be filed on or before April 30, 1995, for the Annual Meeting of Stockholders scheduled May 9, 1995 is partially incorporated by reference into Part III, Items 10, 11, 12 and 13; and
          Part IV, Item 14, excluding the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph".

         -----------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                      (a) GENERAL DEVELOPMENT OF BUSINESS

    The information relating to the general development of the Registrant's business for the year ended December 31, 1994, is incorporated herein by reference to Item 7---Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included in this report, under the sections entitled "Financial Condition and Liquidity," pages 15-21, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 3--Acquisitions/Dispositions," page 37, "Note 16--Related Party Transactions," page 53, and "Note 19--Segment Information," pages 57-59.

    Except where the context clearly indicates otherwise, the terms "Registrant" and "Company" as hereinafter used refer to Stone Container Corporation together with its consolidated subsidiaries.

               (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Financial information relating to the Registrant's industry segments, for the year ended December 31, 1994, is incorporated herein by reference to the MD&A, included in this report, under the section entitled "Results of Operations," pages 12-15, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 19--Segment Information," pages 57-59.

                     (c) NARRATIVE DESCRIPTION OF BUSINESS

    Descriptive information relating to the Registrant's principal products, markets and industry ranking is outlined in the table entitled "Profile" on page 2 of this report and is also incorporated herein by reference to the MD&A, included in this report, under the sections entitled "Results of Operations," pages 12-15, "Investing Activities," page 20, and "Environmental Issues," pages 20-21, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 3--Acquisitions/Dispositions," page 37, and "Note 19--Segment Information," pages 57-59.

                                    PROFILE

                                                                             Manufacturing     1994 Production & Shipment
                             Markets                       Industry Position Facilities        Statistics
PAPERBOARD CONTAINERBOARD    A broad range of              Industry leader   Production at 16  4.694 million short tons of
AND PAPER  AND CORRUGATED    manufacturers of consumable                     mills             containerboard produced
PACKAGING  CONTAINERS        and durable goods and other                                       54.1 billion square feet of
                             manufacturers of corrugated                     Converting at 111 corrugated containers shipped
                             containers.                                     plants

           KRAFT PAPER AND   Supermarket chains and other  Industry leader   Production at 5   517 thousand short tons of
           BAGS AND SACKS    retailers of consumable                         mills             kraft paper produced
                             products. Industrial and
                             consumer bags sold to the                       Converting at 18  654 thousand short tons of
                             food, agricultural, chemical                    plants            paper bags and sacks shipped
                             and cement industries, among
                             others.

           BOXBOARD, FOLDING Manufacturers of consumable   A major position  Production at 2   102 thousand short tons of
           CARTONS AND OTHER goods, especially food,       in Europe; a      mills             boxboard and other paperboard
                             beverage and tobacco          nominal position                    produced
                             products, and other box       in North America  Converting at 10
                             manufacturers.                                  plants            97 thousand short tons of
                                                                                               folding cartons and
                                                                                               partitions shipped

WHITE      NEWSPRINT         Newspaper publishers and      A major position  Production at 4   1.279 million short tons
PAPER AND                    commercial printers.                            mills             produced
OTHER

           UNCOATED          Producers of advertising      A major position  Production at 4   536 thousand short tons
           GROUNDWOOD PAPER  materials, magazines,                           mills             produced
                             directories and computer
                             papers.

           MARKET PULP       Manufacturers of paper        A major position  Production at 6   800 thousand short tons
                             products, including fine                        mills             produced
                             papers, photographic papers,
                             tissue and newsprint.

           LUMBER, PLYWOOD   Construction and furniture    A moderate        Production at 16  602 million board feet of
           AND VENEER        industries.                   position in North mills             lumber produced
                                                           America
                                                                                               404 million square feet of
                                                                                               plywood and veneer produced

    The major markets in which the Company sells its principal products are highly competitive. Its products compete with similar products manufactured by others and, in some instances, with products manufactured from other materials. Areas of competition include price, innovation, quality and service. The Company's business is affected by cyclical industry conditions and economic factors such as industry capacity, growth in the economy, interest rates, unemployment levels and fluctuations in foreign currency exchange rates.

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

    The Company purchases or cuts a variety of species of timber from which the Company utilizes wood fiber depending upon the product being manufactured and each mill's geographic location. Despite this diversification, wood fiber prices increased in 1994. A decrease in the supply of wood fiber has caused, and will likely continue to cause, higher wood fiber costs in some of the regions in which the Company procures wood. In addition, the increase in demand for products manufactured in whole or in part from recycled fiber has caused a tightness in supply of recycled fiber and a resulting significant increase in the cost of such fiber used in the manufacture of recycled containerboard and related products. The Company's paperboard and paper packaging products use a large volume of recycled fiber. While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in economic proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills. In addition, recent increased demand for the Company's products has resulted in greater demand for raw materials which has recently translated into higher raw material prices, including the significant increase in costs of recycled fiber.

    At December 31, 1994, the Company owned approximately 10 thousand and 325 thousand acres of private fee timberland in the United States and Canada, respectively.

    The Company's business is not dependent upon a single customer or upon a small number of major customers. The loss of any one customer would not have a material adverse effect on the Company.

    Backlogs are not a significant factor in the industry in which the Company operates; most orders placed with the Company are for delivery within 60 days or less.

    The Company expenses research and development expenditures as incurred. Research and development costs for 1994 were approximately $12 million.

    The Company owns patents, licenses, trademarks and tradenames on products. The loss of any patent, license, trademark and tradename would not have a material adverse effect on the Company's operations.

    As of December 31, 1994, the Registrant had approximately 29,100 employees, of whom approximately 21,400 were employees of U.S. operations and the remainder were employees of foreign operations. Of those in the United States, approximately 14,200 are union employees.

                  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND
                      DOMESTIC OPERATIONS AND EXPORT SALES

    Financial information relating to the Registrant's foreign and domestic operations and export sales for the year ended December 31, 1994, is incorporated herein by reference to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 19--Segment Information," pages 57-59. The Company's results are affected by economic conditions in certain foreign countries and fluctuations in foreign exchange rates, particularly in the white paper and other segment, where the majority of such operations of the Company are conducted in Canada and the United Kingdom.

ITEM 2.  PROPERTIES

    The Registrant, including its subsidiaries and affiliates, maintains manufacturing facilities and sales offices throughout North America, Latin America, Continental Europe, United Kingdom and Australia, as well as sales offices in Japan and China. A listing of such worldwide facilities as of December 31, 1994 is provided on pages 5-6 of this report.

    The approximate annual production capacity of the Company's mills is summarized in the following table:

                                                     PAPERBOARD AND    WHITE PAPER
                                                    PAPER PACKAGING     AND OTHER          TOTAL
                                                    ----------------  --------------  ----------------
(IN THOUSANDS OF SHORT TONS)          DECEMBER 31,   1994      1993    1994    1993    1994      1993
- --------------------------------------------------  ------    ------  ------  ------  ------    ------
United States (1).................................   4,665     4,583     873     853   5,538     5,436
Canada (2)(3).....................................     434       429   1,923   1,832   2,357     2,261
Europe (3)........................................     351       314     299     307     650       621
                                                    ------    ------  ------  ------  ------    ------
                                                     5,450     5,326   3,095   2,992   8,545     8,318
                                                    ------    ------  ------  ------  ------    ------
                                                    ------    ------  ------  ------  ------    ------

- ---------
(1) Includes 100 percent of the Seminole Kraft Corporation ("Seminole") and Stone Savannah River Pulp & Paper Corporation ("Stone Savannah River") mills.

(2) Includes 45 percent of the Celgar mill. Effective December 31, 1994, the Company indirectly acquired an additional 20 percent of the Celgar mill, thereby increasing its ownership interest from 25 percent to 45 percent.

(3)   Includes 100 percent of Stone-Consolidated Corporation
      ("Stone-Consolidated").

    All mills and converting facilities are owned, or partially owned through investments in other companies, by the Registrant, except for 45 converting plants in the United States, which are leased.

    The Registrant owns certain properties that have been mortgaged or otherwise encumbered. These properties include 16 paper mills and 76 corrugated container plants, including those subject to a leasehold mortgage.

    The Registrant's properties and facilities are properly equipped with machinery suitable for their use. Such facilities and related equipment are well maintained and adequate for the Registrant's current operations.

    Additional information relating to the Registrant's properties for the year ended December 31, 1994 is incorporated herein by reference to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 3--Acquisitions/Dispositions," page 37, "Note 10--Long-term Debt," pages 44-48, and "Note 13--Long-term Leases," page 50.

WORLDWIDE FACILITIES

- ----------------------------------------------------------------

UNITED STATES

ALABAMA
Birmingham (corrugated container)

ARIZONA
Eagar (forest products)
Glendale (corrugated container)
Phoenix (bag)
Snowflake (paperboard/paper/pulp)
Snowflake (paperboard/paper/pulp)
The Apache Railway
 Company

ARKANSAS
Jacksonville (bag)
(Little Rock)
Little Rock (corrugated container)
Rogers (corrugated container)

CALIFORNIA
City of Industry (corrugated container)
(Los Angeles)
Fullerton (corrugated container)
Los Angeles (bag)
Salinas (corrugated container)
San Jose (corrugated container)
Santa Fe Springs (corrugated container, 2)

COLORADO
Denver (corrugated container)
South Fork (forest products)

CONNECTICUT
Portland (corrugated container)
Torrington (corrugated container)
Uncasville (paperboard/paper/pulp)

FLORIDA
Cantonment (bag)
(Pensacola)
Graceville (forest products)
Jacksonville (paperboard/paper/pulp)
Panama City (paperboard/paper/pulp)
Yulee (bag)
Orlando (corrugated container)
Packaging Systems
Jacksonville (corrugated container)
Preprint

GEORGIA
Atlanta (corrugated container, 3)
Port Wentworth (paperboard/paper/pulp)
Atlanta (paperboard/paper/pulp)
Technology and
 Engineering Center

ILLINOIS
Bedford Park (corrugated container)
(Chicago)
Bloomington (corrugated container)
Cameo (corrugated container)
(Chicago)
Danville (corrugated container)
*Herrin (corrugated container)
Joliet (corrugated container)
Naperville (corrugated container)
(Chicago)
North Chicago (corrugated container)
Plainfield (bag)
Quincy (bag)
*Zion (corrugated container)
Burr Ridge (paperboard/paper/pulp)
Technology and Engineering
 Center
Oakbrook (corrugated container)
Marketing and Technical
 Center

INDIANA
Columbus (corrugated container)
Indianapolis (corrugated container)
Mishawaka (corrugated container)
South Bend (corrugated container)

IOWA
Des Moines (corrugated container); (bag)
Keokuk (corrugated container)
Sioux City (corrugated container)

KANSAS
Kansas City (corrugated container)

KENTUCKY
Louisville (corrugated container); (bag)

LOUISIANA
Arcadia (bag)
Hodge (paperboard/paper/pulp); (bag)
New Orleans (corrugated container)

MARYLAND
Savage (bag)
(Baltimore)

MASSACHUSETTS
Mansfield (corrugated container)
Westfield (corrugated container)

MICHIGAN
*Detroit (corrugated container)
Grand Rapids (bag)
Ontonagon (paperboard/paper/pulp)
*Melvindale (corrugated container)
(Detroit)

MINNESOTA
Minneapolis (corrugated container)
Rochester (corrugated container)
St. Cloud (corrugated container)
St. Paul (corrugated container)
Minneapolis (corrugated container)
Preprint

MISSISSIPPI
Jackson (corrugated container)
Tupelo (corrugated container, 2)

MISSOURI
Blue Springs (corrugated container)
Kansas City (bag)
Liberty (corrugated container)
(Kansas City)
Springfield (corrugated container)
St. Joseph (corrugated container)
St. Louis (corrugated container)

MONTANA
Missoula (paperboard/paper/pulp)

NEBRASKA
Omaha (corrugated container)

NEW JERSEY
Elizabeth (bag)
Teterboro (corrugated container)

NEW MEXICO
Reserve (forest products)

NEW YORK
Buffalo (corrugated container)

NORTH CAROLINA
Charlotte (corrugated container)
Lexington (corrugated container)
Raleigh (corrugated container)

NORTH DAKOTA
Fargo (corrugated container)

OHIO
Cincinnati (corrugated container)
Coshocton (paperboard/paper/pulp)
Jefferson (corrugated container)
Mansfield (corrugated container)
Marietta (corrugated container)
New Philadelphia (bag)

OKLAHOMA
Oklahoma City (corrugated container)
Sand Springs (corrugated container)
(Tulsa)

OREGON
Grants Pass (forest products)
Medford (forest products)
White City (forest products)

PENNSYLVANIA
Philadelphia (corrugated container, 2)
Williamsport (corrugated container)
York (paperboard/paper/pulp)

SOUTH CAROLINA
Columbia (corrugated container); (forest products)
Florence (paperboard/paper/pulp)
Fountain Inn (corrugated container)
Orangeburg (forest products)

SOUTH DAKOTA
Sioux Falls (corrugated container)

TENNESSEE
Chattanooga (corrugated container)
Collierville (corrugated container)
(Memphis)
Nashville (corrugated container)

TEXAS
Dallas (corrugated container)
El Paso (corrugated container, 2); (folding carton)
Grand Prairie (corrugated container)
(Dallas)
Houston (corrugated container)
Temple (corrugated container)
Tyler (corrugated container)

UTAH
Salt Lake City (bag)
Salt Lake City (bag)
Bag Packaging Systems

VIRGINIA
Hopewell (paperboard/paper/pulp)
Martinsville (corrugated container)
Richmond (corrugated container, 2); (bag)

WEST VIRGINIA
Wellsburg (bag)

WISCONSIN
Beloit (corrugated container)
Germantown (corrugated container)
(Milwaukee)
Neenah (corrugated container)

CANADA

ALBERTA
*Calgary (corrugated container)
*Edmonton (corrugated container)

BRITISH COLUMBIA
*Castlegar (paperboard/paper/pulp)
*New Westminster (corrugated container)

MANITOBA
*Winnipeg (corrugated container)

NEW BRUNSWICK
Bathurst (paperboard/paper/pulp); (forest products)
*Saint John (corrugated container)

NOVA SCOTIA
*Dartmouth (corrugated container)

ONTARIO
*Etobicoke (corrugated container)
*Guelph (corrugated container)
*Pembroke (corrugated container)
*Rexdale (corrugated container)
*Whitby (corrugated container)

PRINCE EDWARD ISLAND
*Summerside (corrugated container)

- -----------------------

QUEBEC
Chibougamau (forest products)
Grand-Mere (paperboard/paper/pulp)
La Baie (paperboard/paper/pulp)
New Richmond (paperboard/paper/pulp)
Portage-du-Fort (paperboard/paper/pulp)
Roberval (forest products)
Saint-Fulgence (forest products)
*Saint-Laurent (corrugated container)
Shawinigan (paperboard/paper/pulp)
Trois-Rivieres (paperboard/paper/pulp)
*Ville Mont-Royal (corrugated container)
Grand-Mere (paperboard/paper/pulp)
Research Center

SASKATCHEWAN
*Regina (corrugated container)

GERMANY
*Augsburg (folding carton)
*Bremen (folding carton)
Dusseldorf (corrugated container)
*Frankfurt (folding carton)
Germersheim (corrugated container)
Hamburg (corrugated container)
Heppenheim (corrugated container)
Hoya (paperboard/paper/pulp)
Julich (corrugated container)
Lauenburg (corrugated container)
Lubbecke (corrugated container)
Neuburg (corrugated container)
Plattling (corrugated container)
Viersen (paperboard/paper/pulp)
Waren (corrugated container)

Hamburg
Institute for Package
 and Corporate Design

UNITED KINGDOM
*Chesterfield (folding carton)
Ellesmere Port (paperboard/paper/pulp)

NETHERLANDS
*Sneek (folding carton)

BELGIUM
Ghlin (corrugated container)
Grand-Bigard (corrugated container)

FRANCE
*Bordeaux (folding carton)
*Cholet (folding carton)
Molieres-Sur-Ceze (corrugated container)
Nimes (corrugated container)
*Soissons (folding carton)
*Strasbourg (folding carton)

AUSTRALIA
*Melbourne (corrugated container)
*Sydney (corrugated container)

MEXICO
Monterrey (corrugated container)

COSTA RICA
Palmar Norte (forest products)
San Jose (forest products)
Administrative Office

VENEZUELA
*Puerto Ordaz (forest products)
Administrative Office

CORPORATE HEADQUARTERS
Chicago, Illinois

FAR EAST OFFICES
Beijing, China

Tokyo, Japan
*STONE CONTAINER
JAPAN COMPANY, LTD.

*affiliates

ITEM 3.  LEGAL PROCEEDINGS

    On October 27, 1992, the Florida Department of Environmental Regulation, predecessor to the Department of Environmental Protection ("DEP"), filed a civil complaint in the Fourteenth Judicial Circuit Court of Bay County, Florida against the Company seeking injunctive relief, an unspecified amount of fines and civil penalties, and other relief based on alleged groundwater contamination at the Company's Panama City, Florida pulp and paperboard mill. In addition, the complaint alleges operation of a solid waste facility without a permit and discrepancies in hazardous waste shipping manifests. Because of uncertainties in the interpretation and application of DEP's rules, it is premature to assess the Company's potential liability, if any, in the event of an adverse ruling. At the parties' request, the case has been placed in abeyance pending the conclusion of a related administrative proceeding petitioned by the Company in June 1992 following DEP's proposal to deny the Company a permit renewal to continue operating its wastewater pretreatment facility at the mill site. The administrative proceeding has been referred to a hearing officer for an administrative hearing on the consolidated issues of compliance with a prior consent order, denial of the permit renewal, completion of a contamination assessment and denial of a sodium exemption. The consolidated cases were abated at the parties' request in order to allow additional studies to be performed. The Company intends to vigorously assert its entitlement to the permit renewal and to defend against the groundwater contamination and unpermitted facility allegations.

    In November 1990, the U.S. Environmental Protection Agency ("EPA") announced its decision to list two bodies of water in Arizona, Dry Lake and Twin Lakes, as "waters of the United States" impacted by toxic pollutant discharges under
Section 304(l) of the federal Clean Water Act. These bodies of water have been used by the Company's Snowflake, Arizona pulp and paperboard mill for the evaporation of its process wastewater. The EPA is preparing a draft consent decree to resolve the alleged past unpermitted discharges which will include the EPA's proposal that the Company pay civil penalties in the amount of $900,000. The Company has vigorously disputed the application of the Clean Water Act to these two privately owned evaporation ponds. The Company has begun implementation of a plan to use its wastewater to irrigate a biomass plantation and discontinue using Dry Lake to evaporate wastewater. It is premature to predict the amount of penalties that will eventually be assessed.

    As a result of the April 13, 1994 digester vessel rupture at the Company's Panama City, Florida pulp and paperboard mill (the "Panama City Mill") the Occupational Safety and Health Administration ("OSHA") conducted an investigation at the Panama City Mill which resulted in the issuance by OSHA of citations with fines totalling $1,072,000. In October 1994, Company representatives met informally with OSHA representatives to discuss the citations and related fines. As a result of that meeting, the Company filed a notice of contest, and thereafter the Secretary of Labor filed a complaint with the Occupational Safety and Health Review Commission (the "Commission") to enforce the citations. The matter is pending before the Commission and the Company intends to vigorously contest the alleged violations.

    On April 20, 1994, Carolina Power & Light ("CP&L") commenced proceedings against the Company before the Federal Energy Regulatory Commission ("FERC") (the "FERC Proceeding") and in the United States District Court for the Eastern District of North Carolina (the "Federal Court Action"). Both proceedings relate to the Company's electric cogeneration facility located at its Florence, South Carolina mill (the "Facility") and the Company's Electric Power Purchase Agreement (the "Agreement") with CP&L. Prior to the filing of the proceedings, the Company and CP&L had been in discussions relating to a transaction involving the Facility and the Agreement.

    In the FERC Proceeding, CP&L alleges that the Facility lost its qualifying facility ("QF") certification under the Public Utility Regulatory Policy Act of 1978 on August 13, 1991, when the Agreement, pursuant to which CP&L purchases electricity generated by the Facility, was amended to reflect the Company's election under the Agreement to switch to a "buy-all/sell-all mode of operation". As a result, CP&L alleges the Company became a "public utility" on August 13, 1991 subject to FERC regulation under the Federal Power Act. CP&L has also requested that the FERC determine the "just and reasonable rate" for sales of electric energy and capacity from the Facility since August 13, 1991 and to order the Company to refund any amounts paid in excess of that rate, plus interest and penalties.

    In its answer filed with the FERC on June 2, 1994, the Company stated that its power sales to CP&L fully complied with the FERC's regulations. The Company also requested that the FERC waive compliance with any applicable FERC regulations in the event that the FERC should determine, contrary to the Company's position, that the Company has not complied with the FERC's regulations in any respect. CP&L has also filed several other pleadings to which the Company has responded. If the FERC were to determine that the Company had become a "public utility", the Company's issuance of securities and incurrence of debt after the date that it became a "public utility" could be subject to the jurisdiction and approval of the FERC unless the FERC granted a waiver. In the absence of such a waiver, certain other activities and contracts of the Company after such date could also be subject to additional federal and state regulatory requirements, and defaults might be created under certain existing agreements. Based on past administrative practice of the FERC in granting waivers of certain other regulations, the Company believes that it is likely that such a waiver would be granted by the FERC in the event that such a waiver became necessary. However, the FERC Proceeding is in its preliminary stages and no assurance can be provided as to the timing of the FERC's decision or the outcome.

    In the Federal Court Action, CP&L has requested declaratory judgements that sales of electric energy and capacity under the Agreement since August 13, 1991 are subject to a just and reasonable rate to be determined by the FERC and that the Agreement has been terminated as a result of the Company's failure to maintain the Facility's QF status and the invalidity of the Agreement's rate provisions. CP&L has also sought damages for breach of contract and for purchases in excess of the just and reasonable rate to be determined by the FERC. On June 9, 1994, the Company moved to dismiss CP&L's Federal Court Action on the principal grounds that any proceedings in the United States District Court are premature unless and until the FERC Proceeding is finally resolved. On September 20, 1994, the United States District Court stayed the Federal Court action pending the outcome of the FERC proceeding.

    The Company intends to contest these actions vigorously. Due to the pendency of the litigation, a planned transaction involving a favorable energy contract related to the Facility and the Agreement did not occur.

    On September 30, 1994, the United States Environmental Protection Agency, Region IV, ("EPA") issued an Administrative Order ("Order") to the Company's Panama City Mill pursuant to Section 3008(h) of the Federal Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C. Section6928(h)(l). The Order requires the Company to perform a RCRA Facility Investigation at the Panama City Mill together with confirmatory sampling, interim corrective measures and any other activities necessary to correct alleged actual or threatened releases of hazardous substances or hazardous constituents at or from the Panama City Mill. The Company has filed a protest and requested a hearing to contest the EPA's RCRA Section 3008(h) jurisdiction over the Pamana City Mill. The Company believes that the Panama City Mill is not currently a RCRA facility. The corrective measures mandated by the Order would require the Company to conduct extensive groundwater and soil sampling and analyses. The Company does not know at this time the likelihood of success in challenging the Order. Notwithstanding the success in challenging the Order, an owner of property adjacent to the Panama City Mill is currently subject to extensive clean-up under RCRA, and the EPA is empowered to require clean-up for materials discharged from the property which may have migrated onto the Panama City Mill's property. The Company does not yet know the extent, if any, of such adjacent property owner's responsibility to remediate contamination, if any, at the Panama City Mill site.

    In July 1994, the State of Ohio Environmental Protection Agency ("OEPA") informed the Company of OEPA's intent to initiate an enforcement action against the Company's paperboard mill in Coshocton, Ohio (the "Coshocton Mill") for alleged violations of the Coshocton Mill's wastewater discharge permit. Company representatives have commenced settlement negotiations with OEPA, and no enforcement action has been taken to date. The Company intends to continue negotiations with OEPA to resolve the matter. If settlement negotiations are unsuccessful, the Company intends to vigorously contest the matter if an enforcement action is taken by OEPA.

    On September 13, 1994 and December 21, 1994, the Ministry of Environment of the Province of Quebec ("MEF") filed notices of violation against Stone-Consolidated Corporation ("Stone-Consolidated"), alleging violations of the Province's pulp and paper regulations relating to wastewater at Stone-Consolidated's Wayagamack mill in Trois-Rivieres, Quebec. If found in violation of the regulations, the Company would be fined an undetermined amount. The Company intends to vigorously contest the alleged violations.

    In addition, the Registrant is from time to time subject to litigation and governmental proceedings regarding environmental matters in which injunctive and/or monetary relief is sought. The Company has been named as a potentially responsible party ("PRP") at a number of sites which are the subject of remedial activity under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") or comparable state laws. Although the Company is subject to joint and several liability imposed under Superfund, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs.

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

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

           (a) PRINCIPAL MARKET, STOCK PRICE AND DIVIDEND INFORMATION

    Information relating to the principal market, stock price and dividend information for the Registrant's Common and Preferred Stock and related stockholder matters, for the year ended December 31, 1994, is incorporated herein by reference to the MD&A, included in this report, under the sections entitled "Common and Series E Cumulative Preferred Stock--Cash Dividends, Market and Price Range," pages 21-22 and "Financial Condition and Liquidity," pages 15-21, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 10--Long-term Debt," pages 44-48, "Note 14--Preferred Stock," pages 50-51, "Note 15--Common Stock," pages 51-53 and "Note 20--Summary of Quarterly Data (unaudited)," page 60.

               (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

    There were approximately 6,513 holders of record of the Registrant's common stock, as of February 28, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

    In addition to the table set forth on pages 10-11 of this report, selected financial data of the Registrant is incorporated herein by reference to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 1--Summary of Significant Accounting Policies," pages 35-37, and "Note 3--Acquisitions/Dispositions," page 37.

SELECTED FINANCIAL DATA

(DOLLARS IN MILLIONS EXCEPT PER SHARE)       1994         1993         1992         1991         1990       1989(b)        1988
- ----------------------------------------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS
Net sales...............................  $  5,748.7   $  5,059.6   $  5,520.7   $  5,384.3   $  5,755.9   $5,329.7     $  3,742.5
Cost of products sold...................     4,564.3      4,223.5      4,473.7      4,287.2      4,421.9    3,893.8        2,618.0
Selling, general and administrative
 expenses...............................       568.2        512.2        543.5        522.8        495.5      474.5          351.1
Depreciation and amortization...........       358.9        346.8        329.2        273.5        257.0      237.1          148.1
Interest expense........................       456.0        426.7        386.1        397.4        421.7      344.7          108.3
Income (loss) before income taxes,
 minority interest, extraordinary losses
 and cumulative effects of accounting
 changes................................      (163.1)      (463.3)      (224.0)       (12.2)       194.1      481.8          549.7
(Provision) credit for income taxes.....        35.5        147.7         59.4        (31.1)       (92.8)    (195.2)        (207.7)
Minority interest.......................        (1.2)        (3.6)        (5.3)        (5.8)        (5.9)       (.8)           (.2)
Income (loss) before extraordinary
 losses and cumulative effects of
 accounting changes.....................      (128.8)      (319.2)      (169.9)       (49.1)        95.4      285.8          341.8
Extraordinary losses from early
 extinguishments of debt................       (61.6)      --           --           --           --          --            --
Cumulative effects of accounting
 changes................................       (14.2)       (39.5)       (99.5)      --           --          --            --
Net income (loss).......................      (204.6)      (358.7)      (269.4)       (49.1)        95.4      285.8          341.8
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
PER SHARE OF COMMON STOCK (a)
Income (loss) before extraordinary
 losses and cumulative effects of
 accounting changes.....................       (1.60)       (4.59)       (2.49)        (.78)        1.56       4.67           5.58
Extraordinary losses from early
 extinguishments of debt................        (.70)      --           --           --           --          --            --
Cumulative effects of accounting
 changes................................        (.16)        (.56)       (1.40)      --           --          --            --
Net income (loss):
  Primary...............................       (2.46)       (5.15)       (3.89)        (.78)        1.56       4.67           5.58
  Fully diluted.........................     (i)          (i)          (i)          (i)          (i)          (i)          (i)
Dividends and distributions paid........      --           --              .35          .71          .71        .70            .35
Common stockholders' equity (end of
 year)..................................        5.90         6.91        13.91        22.12        24.34      22.50          17.73
Price range of common shares-N.Y.S.E.
  High..................................       21.13        19.50        32.63        26.00        25.25      36.38          39.50
  Low...................................        9.63         6.38        12.50         9.00         8.13      22.13          20.67
Average common shares outstanding (in
 millions):
  Primary...............................        88.2         71.2         71.0         63.2         61.3       61.2           61.3
  Fully diluted.........................     (i)          (i)          (i)          (i)          (i)          (i)          (i)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
FINANCIAL POSITION AT END OF YEAR.......
Current assets..........................  $  1,816.9   $  1,753.2   $  1,701.8   $  1,685.3   $  1,586.0   $1,687.0     $    865.7
Current liabilities.....................     1,031.5        943.5        944.8        914.8      1,146.5    1,072.6          408.3
Working capital.........................       785.4        809.7        757.0        770.5        439.5      614.4          457.4
Property, plant and equipment-net.......     3,359.0      3,386.4      3,703.2      3,520.2      3,364.0    2,977.9        1,276.0
Total assets............................     7,004.9      6,836.7      7,027.0      6,902.9      6,690.0    6,253.7        2,395.0
Long-term debt..........................     4,431.9      4,268.4      4,105.1      4,046.4      3,680.5    3,536.9          765.1
Deferred taxes..........................       381.4        470.6        685.2        263.9        262.7      185.6          140.3
Redeemable preferred stock..............      --             42.3         36.3         31.1         26.6       22.7         --
Minority interest (h)...................       221.8        234.5           .2          3.8          8.0        9.7             .3
Stockholders' equity....................       648.1        607.1      1,102.7      1,537.5      1,460.5    1,347.6        1,063.6
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
ADDITIONAL INFORMATION
Paperboard, paper and market pulp:
  Produced (thousand short tons) (d)....       7,928        7,475        7,517        7,365        7,447      6,772          4,729
  Converted (thousand short tons) (d)...       4,477        4,354        4,373        4,228        4,241      3,930          3,344
Corrugated shipments (billion square
 feet) (d)..............................       54.10        52.48        51.67        49.18        47.16      41.56          34.47
Employees (end of year-in thousands)....        29.1         29.0         31.2         31.8         32.3       32.6           20.7
Capital expenditures....................  $    232.6   $    149.7   $    281.4   $    430.1   $    552.0   $  501.7     $    136.6
Net cash/funds provided by (used in)
 operating activities (e)...............  $     (6.5)  $   (212.7)  $     85.6   $    210.5   $    451.5   $  315.2     $    453.6
Working capital ratio...................       1.8/1        1.9/1        1.8/1        1.8/1        1.4/1      1.6/1          2.1/1
Percent long-term debt/total
 capitalization (f).....................        78.0%        75.9%        69.2%        68.8%        67.7%      69.3%          38.9%
Return on beginning common stockholders'
 equity (g).............................       (26.2%)      (32.3%)      (11.1%)       (3.4%)        7.1%      26.9%          46.2%
Pretax margin...........................        (2.9%)       (9.2%)       (4.2%)        (.3%)        3.3%       9.0%          14.7%
After tax margin........................        (3.6%)       (7.1%)       (4.9%)        (.9%)        1.7%       5.4%           9.1%
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------

(DOLLARS IN MILLIONS EXCEPT PER SHARE)     1987(b)      1986(b)        1985         1984
- ----------------------------------------  ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS
Net sales...............................  $3,232.9     $2,032.3     $  1,229.1   $  1,244.4
Cost of products sold...................   2,347.8      1,564.6          944.1        924.9
Selling, general and administrative
 expenses...............................     343.8        241.2          157.0        147.6
Depreciation and amortization...........     138.7         92.3           67.8         64.4
Interest expense........................     131.1         85.3           63.3         59.3
Income (loss) before income taxes,
 minority interest, extraordinary losses
 and cumulative effects of accounting
 changes................................     283.5         59.7            1.5         55.3
(Provision) credit for income taxes.....    (122.1)       (24.3)           2.3        (21.7)
Minority interest.......................       (.1)       --            --           --
Income (loss) before extraordinary
 losses and cumulative effects of
 accounting changes.....................     161.3         35.4            3.8         33.7
Extraordinary losses from early
 extinguishments of debt................     --           --            --           --
Cumulative effects of accounting
 changes................................     --           --            --           --
Net income (loss).......................     161.3         35.4            3.8         33.7
                                          ----------   ----------   ----------   ----------
PER SHARE OF COMMON STOCK (a)
Income (loss) before extraordinary
 losses and cumulative effects of
 accounting changes.....................      2.79          .73            .09          .78
Extraordinary losses from early
 extinguishments of debt................     --           --            --           --
Cumulative effects of accounting
 changes................................     --           --            --           --
Net income (loss):
  Primary...............................      2.79          .73            .09          .78
  Fully diluted.........................      2.65        (i)          (i)          (i)
Dividends and distributions paid........       .25          .19            .19          .19
Common stockholders' equity (end of
 year)..................................     12.40         9.92(c)        7.08         7.18
Price range of common shares-N.Y.S.E.
  High..................................     39.83        20.00          13.17        14.42
  Low...................................     15.33        11.38           8.00         8.58
Average common shares outstanding (in
 millions):
  Primary...............................      57.9         48.8           42.3         43.1
  Fully diluted.........................      60.9        (i)          (i)          (i)
                                          ----------   ----------   ----------   ----------
FINANCIAL POSITION AT END OF YEAR.......
Current assets..........................  $  737.4     $  530.4     $    320.2   $    323.3
Current liabilities.....................     334.9        203.4          165.1        164.4
Working capital.........................     402.5        327.0          155.1        158.9
Property, plant and equipment-net.......   1,300.0        924.4          642.6        657.7
Total assets............................   2,286.1      1,523.6        1,010.3      1,006.7
Long-term debt..........................   1,070.5        767.0          493.3        482.8
Deferred taxes..........................     120.4         69.9           49.2         55.8
Redeemable preferred stock..............       1.5          1.5            8.0          8.5
Minority interest (h)...................        .2        --            --           --
Stockholders' equity....................     740.3        481.8          294.7        295.1
                                          ----------   ----------   ----------   ----------
ADDITIONAL INFORMATION
Paperboard, paper and market pulp:
  Produced (thousand short tons) (d)....     4,373        3,154          2,168        2,236
  Converted (thousand short tons) (d)...     2,998        2,495          1,530        1,439
Corrugated shipments (billion square
 feet) (d)..............................     32.09        25.95          15.19        14.46
Employees (end of year-in thousands)....      18.8         15.5            9.4          9.0
Capital expenditures....................  $  105.7     $   63.3     $     47.1   $     41.9
Net cash/funds provided by (used in)
 operating activities (e)...............  $  277.8     $  160.7     $     68.4   $    116.9
Working capital ratio...................     2.2/1        2.6/1          1.9/1        2.0/1
Percent long-term debt/total
 capitalization (f).....................      55.4%        58.1%          58.4%        57.3%
Return on beginning common stockholders'
 equity (g).............................      41.8%        10.2%           1.1%        11.9%
Pretax margin...........................       8.8%         2.9%            .1%         4.4%
After tax margin........................       5.0%         1.7%            .3%         2.7%
                                          ----------   ----------   ----------   ----------

- ------------
NOTES TO SELECTED FINANCIAL DATA

(a) Amounts per average common share and average common shares outstanding have been adjusted to reflect the 2 percent stock dividend in 1992, the 3-for-2 stock split in 1988 and the 2-for-1 stock split in 1987. The price range of common shares outstanding has been adjusted only to reflect the previously mentioned stock splits.

(b) The Company made major acquisitions in 1989, 1987 and 1986.

(c) For 1986, calculation assumes conversion of convertible preferred stock and convertible subordinated debentures which were converted/redeemed in 1987.

(d) Includes non-consolidated affiliates.

(e) In accordance with Statement of Financial Accounting Standards No. 95, "Statements of Cash Flows," the Company now discloses "Net cash provided by (used in) operating activities". For years prior to 1986, "Net funds provided by operations" are presented in this summary.

(f) Represents the percentage of long-term debt to the sum of long-term debt, stockholders' equity, redeemable preferred stock, minority interest and deferred taxes.

(g) 1994, 1993 and 1992 return on beginning common stockholders' equity calculated using the loss before extraordinary losses and cumulative effects of accounting changes.

(h) For 1994 and 1993, includes the Company's 25.4 percent minority interest liability in the common shares of Stone-Consolidated.

(i) Fully diluted amounts and average common shares outstanding have not been presented as amounts are either anti-dilutive or when compared to primary earnings per share, the potential dilution effect is less than 3 percent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------
                                                          1994                 1993                 1992
                                                    -----------------   ------------------   ------------------
                                                             PERCENT              PERCENT              PERCENT
                                                              OF NET               OF NET               OF NET
(DOLLARS IN MILLIONS)                               AMOUNT    SALES     AMOUNT     SALES     AMOUNT     SALES
- --------------------------------------------------  ------   --------   -------   --------   -------   --------
Net sales.........................................  $5,749     100.0%   $ 5,060     100.0%   $ 5,521     100.0%
Cost of products sold.............................   4,564      79.4      4,223      83.5      4,474      81.0
Selling, general and administrative expenses......     568       9.9        512      10.1        544       9.9
Depreciation and amortization.....................     359       6.2        347       6.9        329       6.0
Equity loss from affiliates.......................       8        .1         12        .2          5        .1
Other operating (income) expense-net..............     (34)      (.6)         5        .1         13        .2
Other (income) expense-net........................      (9)      (.1)        (3)      (.1)        (6)      (.1)
                                                    ------   --------   -------   --------   -------   --------
Income (loss) before interest expense, income
 taxes, minority interest, extraordinary losses
 and cumulative effects of accounting changes.....     293       5.1        (36)      (.7)       162       2.9
Interest expense..................................    (456)     (7.9)      (427)     (8.4)      (386)     (7.0)
                                                    ------   --------   -------   --------   -------   --------
Loss before income taxes, minority interest,
 extraordinary losses and cumulative effects of
 accounting changes...............................    (163)     (2.8)      (463)     (9.1)      (224)     (4.1)
Credit for income taxes...........................      35        .6        148       2.9         59       1.1
Minority interest.................................      (1)    --            (4)      (.1)        (5)      (.1)
                                                    ------   --------   -------   --------   -------   --------
Loss before extraordinary losses and cumulative
 effects of accounting changes....................    (129)     (2.2)      (319)     (6.3)      (170)     (3.1)
Extraordinary losses from early extinguishments of
 debt.............................................     (62)     (1.1)     --        --         --        --
Cumulative effects of accounting changes..........     (14)      (.3)       (40)      (.8)       (99)     (1.8)
                                                    ------   --------   -------   --------   -------   --------
Net loss..........................................  $ (205)     (3.6)   $  (359)     (7.1)   $  (269)     (4.9)
                                                    ------   --------   -------   --------   -------   --------
                                                    ------   --------   -------   --------   -------   --------

1994 COMPARED WITH 1993

    Net sales for 1994 were $5.7 billion, an increase of 13.6 percent over 1993 net sales of $5.1 billion. Net sales increased as a result of both increased sales volume and higher average selling prices for most of the Company's products. In 1994, the Company incurred a loss before extraordinary losses from the early extinguishments of debt and the cumulative effect of a change in the accounting for postemployment benefits of $129 million, or $1.60 per share of common stock. The Company recorded extraordinary losses from the early extinguishments of debt totalling $61.6 million, net of income tax benefits, or $.70 per share of common stock and a one-time, non-cash charge of $14.2 million, net of income tax benefit, or $.16 per share of common stock, to reflect the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), resulting in a net loss for 1994 of $205 million, or $2.46 per share of common stock. In 1993, the Company incurred a loss before the cumulative effect of a change in the accounting for postretirement benefits other than pensions of $319 million, or $4.59 per share of common stock. The Company adopted Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), effective January 1, 1993 and recorded a one-time, non-cash cumulative effect charge of $39.5 million, net of income tax benefit, or $.56 per share of common stock, resulting in a net loss of $359 million, or $5.15 per share of common stock.

    The improved results for 1994 over 1993 primarily reflect improved product pricing for most of the Company's products which more than offset a substantial increase in recycled fiber costs, higher interest expense and a decrease in the income tax benefit. The Company incurred a significant increase in recycled fiber costs for 1994 over 1993 mainly as a result of a shortage for this raw material. The 1994 results were also unfavorably impacted by an increase in interest expense, primarily as a result of higher interest rates, and by foreign currency transaction losses of $15.8 million. The 1993 results included foreign currency transaction losses of $11.8 million. The 1994 results included a

$22 million pretax involuntary conversion gain associated with a digester vessel rupture at the Company's Panama City, Florida pulp and paperboard mill, whereas the 1993 results included a $35.4 million pretax gain from the sale of the Company's 49 percent equity interest in Empaques de Carton Titan, S.A., ("Titan") and the favorable effect of a reduction in an accrual relating to a change in the Company's vacation pay policy. The Company recorded an income tax benefit of $35.5 million in 1994 as compared with an income tax benefit of $147.7 million in 1993. The decrease in the income tax benefit primarily reflects the tax effect associated with the lower pretax loss for 1994 as compared with 1993. The Company's effective tax rates for both years reflect the impact of non-deductible depreciation and amortization.

SEGMENT DATA

                                                                             YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------------
                                                           1994                          1993                       1992
                                               -----------------------------   ------------------------   ------------------------
                                                           INCOME (LOSS)                     INCOME                     INCOME
                                                           BEFORE INCOME                     (LOSS)                     (LOSS)
                                                          TAXES, MINORITY                BEFORE INCOME              BEFORE INCOME
                                                             INTEREST,                       TAXES,                     TAXES,
                                                           EXTRAORDINARY                    MINORITY                   MINORITY
                                                            LOSSES AND                    INTEREST AND               INTEREST AND
                                                            CUMULATIVE                     CUMULATIVE                 CUMULATIVE
                                                           EFFECT OF AN                   EFFECT OF AN               EFFECT OF AN
                                                NET         ACCOUNTING           NET       ACCOUNTING       NET       ACCOUNTING
(IN MILLIONS)                                  SALES          CHANGE            SALES        CHANGE        SALES        CHANGE
- ---------------------------------------------  ------  ---------------------   -------   --------------   -------   --------------
Paperboard and paper packaging...............  $4,241  $         354           $ 3,810   $         207    $ 4,186   $         322
White paper and other........................   1,550             26             1,296            (158)     1,381             (75)
Intersegment.................................     (42)      --                     (46)       --              (46)       --
                                               ------         ------           -------          ------    -------          ------
                                                5,749            380             5,060              49      5,521             247
Interest expense.............................                   (456)                             (427)                      (386)
Foreign currency transaction losses..........                    (16)                              (12)                       (15)
General corporate and miscellaneous (net)....                    (71)                              (73)                       (70)
                                               ------         ------           -------          ------    -------          ------
Total........................................  $5,749  $        (163)          $ 5,060   $        (463)   $ 5,521   $        (224)
                                               ------         ------           -------          ------    -------          ------
                                               ------         ------           -------          ------    -------          ------

SEGMENT AND PRODUCT LINE SALES DATA

                                                                                                     PERCENTAGE CHANGE
                                                                                        -------------------------------------------
                                                                                            1994 VS 1993           1993 VS 1992
                                                                   NET SALES            --------------------    -------------------
                                                          ---------------------------     SALES       SALES      SALES       SALES
(DOLLARS  IN MILLIONS)          YEAR  ENDED DECEMBER 31,   1994      1993      1992      REVENUE     VOLUME     REVENUE     VOLUME
- --------------------------------------------------------  -------   -------   -------   ---------    -------    --------    -------
Paperboard and paper packaging:
  Corrugated containers.................................  $ 2,433   $ 2,155   $ 2,234      12.9%        5.3%       (3.5)%      1.4%
  Paperboard and kraft paper............................    1,055       901     1,032      17.1         9.8       (12.7)      (5.1)
  Paper bags and sacks..................................      641       579       634      10.7         6.6        (8.7)     (11.0)
  Folding cartons.......................................    --           60       178      nm          nm         (66.3)      nm
  Other.................................................      112       115       108      (2.6)       nm           6.5       nm
                                                          -------   -------   -------
    Total paperboard and paper packaging................    4,241     3,810     4,186      11.3        nm          (9.0)      nm
                                                          -------   -------   -------
White paper and other:
  Newsprint and groundwood paper........................      883       770       757      14.7        14.9         1.7        5.1
  Market pulp...........................................      305       187       312      63.1         5.3       (40.0)      (8.4)
  Other.................................................      362       339       312       6.8        nm           8.7       nm
                                                          -------   -------   -------
    Total white paper and other.........................    1,550     1,296     1,381      19.6        nm          (6.2)      nm
                                                          -------   -------   -------
Intersegment............................................      (42)      (46)      (46)      8.7        nm         --          nm
                                                          -------   -------   -------
    Total net sales.....................................  $ 5,749   $ 5,060   $ 5,521      13.6        nm          (8.4)      nm
                                                          -------   -------   -------
                                                          -------   -------   -------


nm = not meaningful

    See Note 19 of the consolidated financial statements included in this report for additional segment information.

PAPERBOARD AND PAPER PACKAGING:

    The 1994 net sales for the paperboard and paper packaging segment  increased
11.3 percent over 1993 reflecting sales increases for virtually every product line within this segment. Net sales for 1993 included sales for the Company's European folding carton operations, which in the early part of 1993 were merged into a joint venture and accordingly, are now accounted for under the equity method of accounting. Sales from these operations prior to the merger in May of 1993 were approximately $60 million. Excluding the effect of the folding carton operations, 1994 net sales increased
13.1 percent from the prior year.

    Net sales of corrugated containers and paperboard increased 12.9 percent and
17.7 percent, respectively, over 1993. These increases reflect both increased sales volume and higher average selling prices.

    Also, reflecting volume increases and higher average selling prices, net sales for paper bags and sacks increased 10.7 percent over 1993. Additionally, net sales of kraft paper increased 2.2 percent over 1993 solely as a result of increased sales volume.

    Operating income for the paperboard and paper packaging segment for 1994 increased $146.8 million, or 70.8 percent over 1993 due to improved operating margins primarily as a result of higher average selling prices and improved sales volumes for corrugated containers, containerboard and paper bags and sacks. Operating income for 1994 includes a pretax gain of approximately $11 million which represents the segment's portion of the previously mentioned involuntary conversion gain relating to a digester vessel rupture at the Company's Panama City, Florida pulp and paperboard mill. Operating income for 1993 included a $35.4 million pretax gain from the sale of Titan and a favorable effect of a reduction in an accrual resulting from a change in the Company's vacation policy. The earnings impact from these 1993 non-recurring items were partially offset by the writedowns of the carrying values of certain Company assets.

WHITE PAPER AND OTHER:

    The 1994 net sales for the white paper and other segment increased 19.6 percent as a result of sales increases for market pulp and for newsprint and groundwood paper. The sales increase for market pulp of 63.1 percent over 1993 primarily reflects significantly higher average selling prices, although improved volume also contributed to the increase. Net sales of newsprint and groundwood paper increased 14.7 percent in 1994 over 1993 primarily as a result of increased sales volume, with higher average selling prices also contributing to the increase. The increased sales volume and higher average selling prices for newsprint and groundwood paper more than offset unfavorable foreign exchange translation effects attributable to the stronger U.S. dollar.

    Operating income for the white paper and other segment for 1994 was $25.4 million compared to an operating loss in 1993 of $158.8 million. This significant improvement in operating income was mainly attributable to improved operating margins primarily resulting from the significantly higher average selling prices for market pulp and, to a lesser extent, to the increased volume and higher average selling prices for newsprint and groundwood paper. Additionally, operating income for 1994 included a pretax gain of approximately $11 million which represents the segment's portion of the previously mentioned involuntary conversion gain relating to a digester vessel rupture at the Company's Panama City, Florida pulp and paperboard mill.

1993 COMPARED WITH 1992

    Net sales for 1993 were $5.1 billion, a decrease of 8.4 percent over 1992 net sales of $5.5 billion. Net sales decreased as a result of both reduced sales volume and lower average selling prices for most of the Company's products. In 1993, the Company incurred a loss before the cumulative effect of a change in the accounting for postretirement benefits other than pensions of $319 million, or $4.59 per common share. The Company adopted Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), effective January 1, 1993, and recorded a one-time, non-cash cumulative effect charge of $39.5 million, net of income tax benefit, or $.56 per common share, resulting in a net loss of $359 million or $5.15 per common share. In 1992, the Company incurred a loss before the cumulative effect of a change in the accounting for income taxes of $170 million, or $2.49 per common share. The adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective January 1, 1992, required a one-time, non-cash cumulative effect charge of $99.5 million, or $1.40 per common share, resulting in a net loss of $269 million or $3.89 per common share. The increase in the loss before the cumulative effects of accounting changes primarily resulted from lower average selling prices for most of the Company's products.

    The 1993 results included a $35.4 million pretax gain from the sale of Titan and the favorable effect of a reduction in an accrual relating to a change in the Company's vacation pay policy. The earnings impact of these non-recurring items was partially offset by the writedowns of the carrying values of certain Company assets. The 1993 results also reflect both an increase in interest expense, primarily associated with a reduction in capitalized interest caused by completion of capital projects, and foreign currency transaction losses of $11.8 million. The 1992 results included foreign currency transaction losses of $15.0 million and an $8.8 million pretax charge relating to the writedown of investments. The Company recorded an income tax benefit of $147.7 million in 1993 as compared with an income tax benefit of $59.4 million in 1992. The increase in the income tax benefit primarily reflects the tax effect associated with the increased pretax loss for 1993 over 1992. Additionally, deferred income taxes were provided for the retroactive increase in the U.S. federal income tax rate, which was more than offset by the effects of an enacted decrease in German and Canadian income tax rates. The Company's effective income tax rates for both years reflect the impact of non-deductible depreciation and amortization.

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

WHITE PAPER AND OTHER:

    The 1993 net sales for the white paper and other segment decreased 6.2 percent, as significant sales declines for market pulp more than offset a sales increase for groundwood paper. The sales declines for market pulp were primarily attributable to significantly lower average selling prices which deteriorated further in 1993 from the low average selling prices of 1992. Reduced sales volume in 1993 also contributed to the lower market pulp sales. Newsprint sales declined slightly in 1993 compared to 1992, primarily as a result of unfavorable foreign exchange translation effects attributable to the stronger U.S. dollar, which more than offset the benefits of higher average selling prices and a slight volume increase. Net sales for groundwood paper increased 11 percent, primarily as a result of significant volume increases which more than offset the effects of slightly lower average selling prices.

    The operating loss for the white paper and pulp segment for 1993 increased significantly over 1992 due to reduced operating margins primarily resulting from the significantly lower average selling prices for market pulp. Slightly lower average selling prices for groundwood paper also contributed to the reduced earnings, although to a much lesser extent. While average selling prices for newsprint in 1993 improved over the depressed levels of 1992 (although such prices declined in the fourth quarter of 1993 and in the first quarter of 1994), and certain cost reductions had been implemented, the margins associated with such improvements only partially offset the effects of the lower average selling prices for market pulp and groundwood paper.

FINANCIAL CONDITION AND LIQUIDITY

    The Company's working capital ratio  was 1.8 to 1  at December 31, 1994  and
1.9 to 1 at December 31, 1993. The Company's long-term debt to total capitalization ratio was 78.0 percent at December 31, 1994 and 75.9 percent at December 31, 1993. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of certain consolidated affiliates which is non-recourse to the Company), deferred income taxes, redeemable preferred stock, minority interest and stockholders' equity.

    The Company's primary capital requirements consist of debt service and capital expenditures, including capital investment for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. The Company continues to be highly leveraged and will continue to incur substantial ongoing interest expense. No significant debt amortization obligations are due until June 1997 other than for the

September 1995 maturities of Stone Financial Corporation ("Stone Fin") and Stone Fin II Receivables Corporation ("Stone Fin II"), which the Company is currently planning to refinance. The proposed refinancing transaction is currently contemplated to approximate $300 million of receivables financing, which would have a 5-year maturity together with a supplementary revolving credit facility. The proposed receivables refinancing is subject to the placement and execution of definitive documentation. At December 31, 1994, the Company's Consolidated Balance Sheet included $253.8 million of outstanding indebtedness under the Stone Fin and Stone Fin II receivables securitization program. Refer to Note 10 of the Consolidated Financial Statements, included in this report, for further information relating to the Company's repayment obligations with respect to its indebtedness. See also "Outlook" included in this section.

    In October 1994, the Company entered into a new credit agreement consisting of a $400 million senior secured term loan facility maturing through April 1, 2000, which has been fully drawn down to repay other indebtedness, and a $450 million senior secured revolving credit facility commitment maturing May 15, 1999, which includes a $25 million swing-line sub-facility maturing May 15, 1999 (the "Credit Agreement"). See also "Financing Activities" included later in this section. At February 28, 1995, the Company had unused borrowing availability of $355.2 million under the revolving credit facility, net of letters of credit of $84.8 million issued under this facility which reduce the amount available to be borrowed.

    Borrowings under the Credit Agreement are secured with a significant portion of the assets of the Company. The Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios consisting of an indebtedness ratio and a minimum interest coverage ratio and certain restrictions and limitations, including those on capital expenditures, changes in control, payment of dividends, sales of assets, lease payments, investments, additional borrowings, liens, repurchases or prepayment of certain indebtedness, guarantees of indebtedness, mergers and purchases of stock and assets. The Credit Agreement also contains cross-default provisions to the indebtedness of $10 million or more of the Company and certain subsidiaries, as well as cross-acceleration provisions to the non-recourse debt of $10 million or more of Stone-Consolidated, Seminole Kraft Corporation ("Seminole") and Stone Venepal (Celgar) Pulp Inc. ("SVCPI"). Additionally, the term loan portion of the Credit Agreement provides for mandatory prepayments from sales of certain assets, certain debt financings and a percentage of excess cash flow (as defined). The Company's bank lenders at their option may waive the receipt of any mandatory prepayment. The amortizations for each semi-annual period is 1/2 of 1 percent of the principal amount of the outstanding term loans and all mandatory and voluntary prepayments are allocated against the term loan amortizations in inverse order of maturity. Mandatory prepayments from sales of collateral, unless replacement collateral is provided, will be applied ratably to the term loan and revolving credit facility, permanently reducing the loan commitments under the Credit Agreement. See Note 10 of the Consolidated Financial Statements for additional information regarding the Credit Agreement.

    The Credit Agreement limits, except in certain specific circumstances, any additional investments by the Company in Stone-Consolidated and Seminole. Seminole had incurred substantial indebtedness in connection with project financings and is significantly leveraged. As of December 31, 1994, Seminole had $143.1 million in outstanding indebtedness (including $111.7 million in secured indebtedness owed to bank lenders). Seminole produces 100 percent recycled linerboard and is dependent upon an adequate supply of recycled fiber, in particular old corrugated containers ("OCC"). Pursuant to an output purchase agreement entered into in 1986 with Seminole, the Company is obligated to purchase from Seminole and Seminole is obligated to sell to the Company all of Seminole's linerboard production. Under the agreement, the Company paid fixed prices for linerboard, which generally exceeded market prices, until June 3, 1994. Subsequent to that date, the Company began purchasing linerboard at market prices and will continue to do so for the remainder of the agreement which is scheduled to expire on December 31, 2000. Seminole did not comply with certain financial covenants at September 30, 1994 and accordingly, had received waivers and amendments with respect to such covenants from its bank lenders for periods up to and including June 30, 1995. Additionally, Seminole is in the process of seeking and expects to receive future covenant relief from certain of its other financial covenants covering the periods from March 31, 1995 through March 29, 1996. There can be no assurance that Seminole will not require additional waivers in the future or, if required, that the lenders will grant them. Furthermore, in the event that management determines that it is probable that Seminole will not be able to comply with any covenant contained in the Seminole credit agreement within twelve months after the waiver of a violation of such covenant, then certain Seminole debt would be reclassified as short-term debt under the provisions of Emerging Issues Task Force Issue No. 86-30 "Classification of Obligations When a Violation is Waived By the Creditor". Depending upon the level of market prices and the cost and supply of recycled fiber, Seminole may need to undertake additional measures to meet its financial covenants and its debt service requirements, including obtaining additional sources of funds or liquidity, postponing or restructuring of debt service payments or refinancing the indebtedness. In the event that such measures are required and are not successful, and such indebtedness is accelerated by the respective lenders to Seminole, the lenders to the Company under the Credit Agreement and various other of its debt instruments would be entitled to accelerate the indebtedness owed by the Company.

    Additionally, the Credit Agreement contains cross-acceleration provisions relating to the non-recourse debt of SVCPI. At December 31, 1994, SVCPI had approximately $288 million in secured indebtedness owed to bank lenders. The Credit Agreement allows, under certain specific circumstances, for the Company to make further investments in SVCPI, if necessary.

OUTLOOK:

    The Company's liquidity and financial flexibility was adversely affected by the net losses incurred during the past four years. The Company improved its liquidity and financial flexibility by operating profitably in the 1994 fourth quarter, by completing significant refinancings in February and October of 1994 and by entering into the previously mentioned Credit Agreement which provides for, among other things, a $450 million revolving credit facility (see also "Financing activities" later in this section). At February 28, 1995, the Company had borrowing availability of $355.2 million (net of letters of credit which reduce the amount available to be borrowed) under its $450 million revolving credit facility. Additionally, at February 28, 1995, Stone-Consolidated, a non-recourse subsidiary of the Company, had no outstanding borrowings under its $100 million revolving credit facility. (All amounts presented for Stone-Consolidated are in U.S. dollars unless otherwise indicated.) Notwithstanding these improvements in the Company's liquidity and financial flexibility, the Company will be required in the future to generate sufficient cash flows to fully meet the Company's debt service requirements. Included in the Company's current maturities of debt at December 31, 1994 are the previously mentioned $253.8 million of obligations related to the Company's accounts receivable securitization program which matures September 15, 1995. While the Company is in the process of refinancing such obligations, no assurance can be given that it will be successful in doing so. In the event this refinancing is not consummated, management nevertheless believes that operating cash flows and borrowing availability under the Credit Agreement will provide more than sufficient liquidity for the Company to meet its 1995 and 1996 debt service requirements. Beginning in 1997 and continuing thereafter, the Company will be required to make significant amortization payments on its existing indebtedness. In the event the Company is unable to generate sufficient operating cash flows to fully meet such debt service requirements, it may deplete a substantial portion of its cash resources and borrowing availability under its revolving credit facility. In such event, the Company would be required to pursue other alternatives to improve liquidity, including cost reductions, sales of assets, the deferral of certain capital expenditures and/or obtaining additional sources of funds.

    The financial resources of Seminole and Stone-Consolidated are not available to the Company until certain financial covenants contained in debt instruments of Seminole and Stone-Consolidated are satisfied. Such financial covenants have not been satisfied to date.

    As previously mentioned, the Company realized price increases for most of its products during 1994, and current industry conditions appear to indicate that further product price improvement should occur in 1995. While certain of the Company's competitors in the containerboard industry have announced plans for some future capacity increases, the Company does not believe that such capacity increases will significantly affect the favorable supply/demand characteristics currently present in the industry.

    As a result of such favorable industry conditions, the Company has implemented a containerboard price increase and also began implementing price increases for corrugated containers in January of 1995. The Company's containerboard and corrugated container product lines represent a substantial portion of the Company's net sales. The Company converts more than 80 percent of its containerboard production into corrugated containers making the achievement of price increases for corrugated containers essential for the Company to realize substantial financial benefit from containerboard price increases. A further containerboard price increase has been announced effective April 1, 1995. Also in January 1995, the Company implemented price increases for market pulp and has announced a further price increase effective March 1995. Additionally, the Company has announced newsprint and groundwood paper price increases beginning March 1995 and also a May 1995 price increase for newsprint. While there can be no assurance that prices will continue to increase, the Company believes that the supply/demand characteristics for its product lines have substantially improved which should allow for sustained product price improvement over 1994 year-end levels.

    Wood fiber and recycled fiber, the principal raw materials used in the manufacture of the Company's products, are purchased in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. In addition, the supply and price of wood fiber in particular, is dependent upon a variety of factors over which the Company has no control, including environmental and conservation regulations, natural disasters, such as forest fires and hurricanes, and weather. In addition, recent increased demand for the Company's products has resulted in greater demand for raw materials which has recently translated into higher raw material prices, including the significant increase in costs of recycled fiber. The Company purchases or cuts a variety of species of timber from which the Company utilizes wood fiber depending upon the product being manufactured and each mill's geographic location. A decrease in the supply of wood fiber has caused, and will likely continue to cause, higher wood fiber costs in some of the regions in which the Company procures wood. In addition, the increase in demand for products manufactured, in whole or in part, from recycled fiber has caused a tightness in supply of recycled fiber and a resulting significant increase in the cost of such fiber used in the manufacture of recycled containerboard and related products. As a result, the cost of recycled fiber increased significantly in 1994 and remains high. There can be no assurance that recycled fiber costs will not continue to escalate in the future. Additionally, while the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in economic proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

    The Company is continuing to pursue its financial strategy of enhancing its liquidity and financial flexibility by evaluating certain alternatives related to certain of its non-core assets, including the U.S. wood products business. As an initial step in achieving this objective, the Company ceased operations of three wood products facilities in the Pacific Northwest and intends to divest the assets of these facilities as appropriate opportunities arise during 1995. Accordingly, such net assets held for sale are included in other current assets within the December 31, 1994 Consolidated Balance Sheet. The impact of such closures did not have a material effect on the Company's 1994 Statement of Operations.

    As previously mentioned, in the second quarter of 1994, a digester vessel ruptured at the Company's pulp and paperboard mill in Panama City, Florida causing extensive damage to certain of the facility's assets. The Company is seeking recovery for both the losses to property and the losses as a result of business interruption arising from the Panama City occurrence. A partial recovery of $20 million has already been received by the Company from certain carriers and claims of approximately $66 million covering the major portion of such losses are still pending. The insurance carrier providing boiler and machinery coverage for the Company has denied the Company's claim; the Company has not accepted such denial. In addition, the all-risks insurance carriers, which would cover the losses not covered under the boiler and machinery coverage, have reserved their rights with respect to the Company's claim in order to investigate the application of coverage without prejudicing their rights. Management believes the receivable recorded on its financial statements is fully recoverable.

CASH FLOWS FROM OPERATIONS:

    The following table shows, for the last three years, the net cash provided by (used in) operating activities:

(IN MILLIONS)                                         1994        1993        1992
- --------------------------------------------------  ---------   ---------   ---------
Net loss..........................................  $(205)      $ (359   )  $ (269   )
Depreciation and amortization.....................    359         347         329
Deferred taxes....................................    (55)       (134)        (67)
Payment on settlement of interest rate swaps......   --           (33)       --
Extraordinary losses from early extinguishments of
 debt.............................................     62        --          --
Cumulative effects of accounting changes..........     14          39          99
(Increase) decrease in accounts and notes
 receivable--net..................................   (176)         45         (67)
Decrease in inventories...........................     30          29          11
(Increase) decrease in other current assets.......    (46)         (9)          9
Increase (decrease) in accounts payable and other
 current liabilities..............................     87         (60)        (35)
Other.............................................    (77)(a)     (78)(b)      76(c)
                                                    ---------   ---------   ---------
Net cash provided by (used in) operating
 activities.......................................  $  (7)      $(213)      $  86
                                                    ---------   ---------   ---------
                                                    ---------   ---------   ---------

- ---------
(a)   Includes debt issuance costs of approximately $79 million.

(b)   Includes debt issuance costs of approximately $84 million.

(c) Includes $54 million of cash received from the sale of an energy contract in October 1992.

    The results of operations for the past four years have had a significant adverse impact on the Company's cash flow and liquidity. Borrowings in each of these years were necessary in order to meet cash flow needs.

    During 1994, the Company entered into various financing and investing activities designed to provide liquidity and enhance financial flexibility. See "Financing activities" and "Investing activities".

    Significant working capital changes affecting the Company's cash flows from operations are as follows:

    The 1994 increase in accounts and notes receivable primarily reflects increased sales volume and higher average selling prices for the majority of the Company's products. The 1993 decrease in accounts and notes receivable reflects the timing of receivable collections, lower average selling prices for a majority of the Company's products and the writedown of certain receivables to net realizable value.

    The decrease in inventories for 1994 primarily reflects a reduction in quantities of certain paperstock levels due to increased sales volume. Inventories decreased in 1993 due primarily to a reduction in certain paperstock levels, partially attributable to market-related downtime.

    The 1994 increase in other current assets resulted mainly from the insurance claim receivable associated with the digester vessel rupture at the Company's pulp and paperboard mill in Panama City, Florida, partially offset by the receipt of an income tax refund relating to prior years.

    The increase in accounts payable for 1994 was due primarily to the timing of payments while the increase in accrued and other current liabilities mainly reflects an increase in accrued interest primarily associated with interest on the Company's 9 7/8 percent Senior Notes, 10 3/4 percent First Mortgage Notes and the 11 1/2 percent Senior Notes which is payable semi-annually at various dates throughout the year. The 1993 decrease in accounts payable and other current liabilities was due primarily to the timing of payments.

FINANCING ACTIVITIES:

    The following summarizes the Company's significant financing activities in 1994:

    - On October 12, 1994, the Company sold $500 million principal amount of 10 3/4 percent First Mortgage Notes due October 1, 2002 (the "10 3/4 percent First Mortgage Notes") and $200 million principal amount of 11 1/2 percent Senior Notes due October 1, 2004 (the "11 1/2 percent Senior Notes") (hereafter referred together as the "October Offering"). The 10 3/4 percent First Mortgage Notes and the 11 1/2 percent Senior Notes are redeemable by the Company after September 30, 1999 and interest is payable semi-annually on April 1 and October 1, commencing April 1, 1995. Net proceeds from the sale of these securities was approximately $679.1 million.

      Concurrent with the October Offering, the Company (i) entered into the Credit Agreement, (ii) repaid all of the outstanding indebtedness and commitments under its previously existing bank credit agreements which consisted of two term loan facilities, two revolving credit facilities and an additional term loan (the "1989 Credit Agreement") which were then terminated, (iii) merged the Company's 93 percent owned subsidiary Stone Savannah River Pulp & Paper Corporation ("Stone Savannah River") into a wholly-owned subsidiary of the Company and, (iv) as described below, repaid or acquired Stone Savannah River's outstanding indebtedness, preferred stock and common stock (collectively, the "October Related
      Transactions"). In connection with the Stone Savannah River merger, the Company (i) repaid all the indebtedness outstanding under and terminated Stone Savannah River's bank credit agreement, (ii) redeemed the $130 million principal amount of Stone Savannah River's 14 1/8 percent Senior Subordinated Notes due 2000 for approximately $139.2 million, equal to the principal amount and the applicable premium percentage of the principal amount, plus accrued interest, (iii) redeemed on November 14, 1994 the 425,243 outstanding shares of Series A Cumulative Redeemable Exchangeable Preferred Stock of Stone Savannah River not owned by the Company for approximately $52 million, representing the applicable premium percentage of the principal amount plus accrued and unpaid dividends, and (iv) acquired the 72,346 outstanding shares of common stock of Stone Savannah River not owned by the Company. The Credit Agreement also provides for the issuance of letters of credit which to the extent utilized serve to reduce borrowing availability under the revolving credit facility of the Credit Agreement. The completion of the October Offering, together with the
      October Related Transactions, has extended the scheduled amortization obligations and final maturities of more than $1 billion of the Company's indebtedness and improved the Company's liquidity and financial flexibility by, among other things, providing for the $450 million senior secured revolving credit facility commitment under the Credit Agreement.

    - In February 1994, the Company sold $710 million principal amount of 9 7/8 percent Senior Notes due February 1, 2001 and 18.97 million shares of common stock for an additional $289.3 million at $15.25 per common share

      (the "February Offerings"). The net proceeds from the February Offerings of approximately $962 million were used as follows: (i) approximately $652 million was used to prepay all of the 1995 and portions of the 1996 and 1997 scheduled amortizations under the Company's then existing 1989 Credit Agreement including the ratable amortization payment under the revolving credit facilities of the 1989 Credit Agreement; (ii) to redeem the Company's 13 5/8 percent Subordinated Notes due 1995 at a price equal to par, approximately $98 million principal amount, plus accrued interest to the redemption date; (iii) approximately $136 million was used to repay the outstanding borrowings under the Company's revolving credit facilities without reducing the commitments thereunder; and (iv) provided incremental liquidity in the form of cash.

      As a result of the debt prepayments associated with the October Offering and Related Transactions and the February Offerings, the Company's 1994 results reflect charges of $61.6 million, net of income tax benefit of $36.5 million, for the write-off of unamortized deferred debt issuance costs and other costs associated with the debt that was repaid. Such charges are reflected as losses from early extinguishments of debt in the Company's Consolidated Statement of Operations for the year ended December 31, 1994.

INVESTING ACTIVITIES:

    The following summarizes the Company's primary 1994 investing activities:

    - In December 1994, the Company acquired an additional 40 percent of the common stock of SVCPI, previously a 50-percent owned non-consolidated affiliate, thereby increasing the Company's ownership interest to 90 percent. Accordingly, SVCPI is now accounted for as a consolidated subsidiary. As a result, approximately $288 million of existing indebtedness of SVCPI, which is non-recourse to the Company, is included in the December 31, 1994 Consolidated Balance Sheet. Additionally, this transaction indirectly increased the Company's ownership interest in the Celgar pulp mill located in Castlegar, British Columbia from 25 percent to 45 percent as SVCPI has a 50 percent joint venture interest in the Celgar pulp mill.

    - In October 1994, the Company acquired the remaining 7 percent of the common stock of Stone Savannah River, thereby making it a wholly-owned subsidiary of the Company. See Note 10 -- "Long-term Debt" for further discussion.

    - The Company received approximately $37 million in cash from the sales of certain assets.

    - Capital expenditures for 1994 totaled approximately $233 million. The Company's capital expenditures for 1995 are budgeted at approximately $400 million, of which approximately $172 million are budgeted for Stone-Consolidated.

ENVIRONMENTAL ISSUES:

    The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has in the past made significant capital expenditures to comply with water, air and solid and hazardous waste regulations and expects to make significant expenditures in the future. Capital expenditures for environmental control equipment and facilities were approximately $53 million in 1994 and the Company anticipates that 1995 and 1996 environmental capital expenditures will approximate $95 million and $67 million, respectively (exclusive of any potential expenditures which may be required if the proposed "cluster rules" described below are adopted). Included in these amounts are capital expenditures for Stone-Consolidated which were approximately $32 million in 1994 and are anticipated to approximate $56 million in 1995 and $19 million in 1996. Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments which cannot be predicted at this time, the Company anticipates that these costs will increase when final "cluster rules" as described below, are adopted and as other environmental regulations become more stringent. Environmental control expenditures include projects which, in addition to meeting environmental concerns, yield certain benefits to the Company in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation) represent ongoing costs to the Company.

    In December 1993, the U.S. Environmental Protection Agency (the "EPA") issued a proposed rule affecting the pulp and paper industry. These proposed regulations, informally known as the "cluster rules," would make more stringent requirements for discharge of wastewaters under the Clean Water Act and would impose new requirements on air emissions under the Clean Air Act. Pulp and paper manufacturers (including the Company) have submitted extensive comments to the EPA on the proposed regulations in support of the position that requirements under the proposed regulations are unnecessarily complex, burdensome and environmentally unjustified. The EPA has indicated that it may reopen the comment period on the proposed regulations to allow review and comment on new data that the industry will submit to the agency on the industry's air toxic emissions. It cannot be predicted at this time whether the EPA will modify the requirements in the final regulations which are currently scheduled to be issued in 1996, with compliance required within three years from such date. The Company is considering and evaluating the potential impact of the rules, as proposed, on its operating and capital expenditures over the next several years. Estimates, based on currently proposed regulations, indicate that the Company could be required to make capital expenditures of $350-$450 million during the period of 1996 through 1998 in order to meet the requirements of the rules. In addition, annual operating expenses would increase by as much as $20 million beginning in 1998. The ultimate financial impact of the regulations cannot be accurately estimated at this time but will be affected by several factors, including the actual requirements imposed under the final rule, advancements in control process technologies, possible reconfiguration of mills and inflation.

    In addition, the Company is from time to time subject to litigation and governmental proceedings regarding environmental matters in which injunctive and/or monetary relief is sought. The Company has been named as a potentially responsible party ("PRP") at a number of sites which are the subject of remedial activity under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") or comparable state laws. Although the Company is subject to joint and several liability imposed under Superfund, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Future environmental regulations, including the final "cluster rules," may have an unpredictable adverse effect on the Company's operations and earnings, but they are not expected to adversely affect the Company's competitive position.

COMMON AND SERIES E CUMULATIVE PREFERRED STOCK -- CASH DIVIDENDS, MARKET AND PRICE RANGE

    Due to limitations and restrictions imposed upon the Company either under certain of its Indentures, the Credit Agreement or under the previous 1989 Credit Agreement, the Company did not declare or pay a cash dividend on its shares of common stock during 1994, 1993 or in the third and fourth quarters of 1992. Cash dividends per common share were $.35 for 1992. Cash dividends on common stock cannot be declared and paid until the Company fully satisfies all accumulated preferred stock dividends in arrears and there is an available dividend pool under the Senior Subordinated Indenture and under the Credit Agreement.

    The Company paid cash dividends during the first two quarters of 1993 on its Series E Cumulative Convertible Exchangeable Preferred Stock ("Series E Cumulative Preferred Stock"). Due to the restrictive provisions in the Company's indentures, of which the most restrictive provision is contained in the Senior Subordinated Indenture dated March 15, 1992 (the "Senior Subordinated Indenture") relating to the Company's 10 3/4 percent Senior Subordinated Notes due June 15, 1997, its 11 percent Senior Subordinated Notes due August 15, 1999 and its 10 3/4 percent Senior Subordinated Debentures due April 1, 2002, the Board of Directors did not declare the scheduled August 15, 1993 or the November 15, 1993 quarterly dividend of $.4375 per share on the Company's Series E Cumulative Preferred Stock. As a result of the February 1994 Offerings, the "dividend pool" established by the restrictions on payment of dividends under the Senior Subordinated Indenture was replenished from the sale of the common stock. On May 16, 1994, the Company paid both a regular quarterly cash dividend of $.4375 per share and a cumulative cash dividend of $1.3125 per share on the Series E Cumulative Preferred Stock to stockholders of record on April 15, 1994. The cumulative cash dividend fully satisfied all accumulated dividends in arrears on the Series E Cumulative Preferred Stock at that time. As a result of net losses in the 1994 second and third quarters, the dividend pool had been subsequently depleted and, accordingly, the Company's Board of Directors did not declare the scheduled August 15, 1994, November 15, 1994 or the February 15, 1995 quarterly dividend of $.4375 on the 4.6 million shares of Series E Cumulative Preferred Stock. The dividend pool was partially replenished with the net income from the fourth quarter of 1994. At December 31, 1994, the dividend pool in the Senior Subordinated Indenture had a deficit of approximately $103 million.

    In the event the Company has six quarterly dividends which remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment. The dividend pool under the Credit Agreement will be calculated from October 1, 1994. Irrespective of the amount of the dividend pool under the Credit Agreement, the Credit Agreement permits dividends to be paid on the Series E Cumulative Preferred Stock if there is available dividend pool under the Senior Subordinated Indenture.

                                                                                      COMMON STOCK
                                                                             ------------------------------
                                                                                  1994            1993
                                                                             --------------  --------------
Quarter                                                                       High    Low     High    Low
- ---------------------------------------------------------------------------  ------  ------  ------  ------
1st........................................................................  $16.88  $ 9.63  $19.50  $12.63
2nd........................................................................   16.63   12.25   14.00    6.38
3rd........................................................................   21.13   14.50    9.25    6.50
4th........................................................................   20.50   14.63   12.38    6.88
Year.......................................................................   21.13    9.63   19.50    6.38
                                                                             ------  ------  ------  ------

                                                                                  SERIES E CUMULATIVE
                                                                                    PREFERRED STOCK
                                                                             ------------------------------

                                                                                  1994            1993
                                                                             --------------  --------------
Quarter                                                                       High    Low     High    Low
- ---------------------------------------------------------------------------  ------  ------  ------  ------
1st........................................................................  $19.50  $15.25  $20.50  $17.50
2nd........................................................................   20.63   17.38   19.00   10.50
3rd........................................................................   20.88   17.50   17.63    8.75
4th........................................................................   19.88   16.63   15.75    9.63
Year.......................................................................   20.88   15.25   20.50    8.75
                                                                             ------  ------  ------  ------

    There were approximately 6,634 common stockholders and 405 preferred stockholders of record at December 31, 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Registrant's financial statements required by Item 8, together with the report thereon of the independent accountants dated February 6, 1995, are set forth on pages 30-60 of this report. The financial statement schedules listed under Item 14(a)2, together with the report thereon of the independent accountants dated February 6, 1995, are set forth on pages 61 and 63 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the Registrant's Directors and Executive Officers is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1995, for the Annual Meeting of Stockholders scheduled May 9, 1995, under the captions "Nominees for Directors," "Information as to Directors and Executive Officers" and "Directors -- Certain Transactions".

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to the Registrant's executive compensation is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1995, for the Annual Meeting of Stockholders scheduled May 9, 1995, under the caption "Compensation", excluding the section thereunder entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    Information relating to certain beneficial ownership of the Registrant's common stock is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1995, for the Annual Meeting of Stockholders scheduled May 9, 1995, under the captions "Nominees for Directors" and "Security Ownership by Certain Beneficial Owners and Management -- Security Ownership by Certain Beneficial Owners".

                      (b) SECURITY OWNERSHIP OF MANAGEMENT

    Information relating to ownership of the Registrant's equity securities by Directors and Executive Officers is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1995, for the Annual Meeting of Stockholders scheduled May 9, 1995, under the captions "Nominees for Directors" and "Security Ownership by Certain Beneficial Owners and Management
- -- Security Ownership by Management".

                             (c) CHANGES IN CONTROL

    The Registrant knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information related to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1995, for the Annual Meeting of Stockholders scheduled May 9, 1995, under the caption "Directors -- Certain Transactions".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                   (a) DOCUMENTS FILED AS PART OF THIS REPORT

        1. FINANCIAL STATEMENTS. The Registrant's financial statements, for the year ended December 31, 1994, together with the Report of Independent Accountants are set forth on pages 30-60 of this report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the Financial Statements included in this report. Separate financial statements of 50-percent or less owned persons accounted for by the equity method have been omitted because they would not constitute a significant subsidiary.

        2.   SUPPLEMENTAL FINANCIAL INFORMATION.   The following are included in
    Part IV of this report for each of the years ended December 31, 1994, 1993 and 1992 as applicable:

                                                               Page
                                                              ------
Report of Independent Accountants on Supplemental Financial
 Information................................................     61
Valuation and Qualifying Accounts and Reserves (Schedule
 II)........................................................     63
Summarized Financial Information--Stone Southwest, Inc......     63

    Financial statement schedules not included in this report have been omitted, either because they are not applicable or because the required information is shown in the financial statements or notes thereto, included in this report. At December 31, 1994, the Company had outstanding loans receivable of $412,483 and $250,000, respectively, to James Doughan, President and Chief Executive Officer of Stone-Consolidated, and to James B. Heider, Senior Vice President and General Manager, North American Containerboard, Paper and Pulp Division. Such loans bear no interest and are repayable on demand pursuant to request by the Company.

        3.    EXHIBITS.   The  exhibits  required to  be  filed by  Item  601 of
    Regulation S-K are listed under the caption "Exhibits" in Item 14(c).
                            (b) REPORTS ON FORM 8-K

    A Report on Form  8-K dated January  3, 1994 was  filed reporting (i)  under
Item 2--Acquisition or Disposition of Assets, that Stone-Consolidated, an indirect Canadian subsidiary of the Company, sold in Canada in an initial public offering both common stock and convertible subordinated debentures and concurrently sold in the United States senior secured notes and; (ii) under Item 5--Other Events, that the Company and its bank group entered into an Amended and Restated Credit Agreement effective December 17, 1993 (the "Third Restated Credit Agreement").

    A Report on Form 8-K dated January 5, 1994 was filed reporting under Item 5--Other Events, with respect to certain amendments to the 1989 Credit Agreements and disclosure relating to the Offerings, and other recent developments.

    A Report on Form 8-K dated January 24, 1994 was filed reporting under Item 5--Other Events, that (i) the Company issued a press release on February 3, 1994 announcing its financial results for the fourth quarter of 1993 and for the year ended December 31, 1993 and the recent developments concerning the Company's issuance of common stock and senior unsecured notes and (ii) the Company amended and received a waiver to its 1989 Credit Agreements as of January 24, 1994.

    A Report on Form 8-K dated April 19, 1994 was filed reporting under Item 5--Other Events, certain environmental capital expenditures and expenses which could be required if and when the "cluster rules" are finalized by the U.S. Environmental Protection Agency.

    A Report on Form 8-K dated February 16, 1995 was filed reporting under Item 5--Other Events, that the Company issued a press release on February 6, 1995 announcing its financial results for the fourth quarter of 1994 and for the year ended December 31, 1994.

                                  (c) EXHIBITS

   3(a) Restated Certificate of Incorporation of the Company, filed as Exhibit
        3(a) to the Company's Registration Statement on Form S-1, Registration
        Number 33-54769, is hereby incorporated by reference.

   3(b) By-laws  of the Company,  as amended March 28,  1994, filed as Exhibit
        3(b) to the Company's Registration Statement on Form S-1, Registration
        Number 33-54769, is hereby incorporated by reference.

   4(a) Specimen certificate representing Common Stock, $.01 par value, filed as Exhibit 4(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.

   4(b) Specimen  certificate  representing  the  $1.75  Series  E  Cumulative
        Convertible Exchangeable Preferred Stock, filed as Exhibit 4(g) to the
        Company's  Registration  Statement  on Form  S-3,  Registration Number
        33-45374, is hereby incorporated by reference.

   4(c) Rights Agreement, dated as of July  25, 1988, between the Company  and
        The  First  National  Bank  of  Chicago, filed  as  Exhibit  1  to the
        Company's Registration Statement on Form 8-A dated July 27, 1988, is hereby incorporated by reference.

   4(d) Amendment  to Rights Agreement, dated as of July 23, 1990, between the
        Company and The First National Bank of Chicago, filed as Exhibit 1A to the Company's Form 8 dated August 2, 1990 amending the Company's
        Registration Statement on Form 8-A dated July 27, 1988, is hereby incorporated by reference.

   4(e) Credit Agreement ("Credit  Agreement") dated  as of  October 12,  1994 among  the  Company,  the  financial  institutions  signatory thereto,
        Bankers Trust Company,  as agent  (the "Agent"), and  Bank of  America
        National  Trust & Savings Association, The  Bank of New York, The Bank
        of Nova Scotia, Caisse National de Credit Agricole, Chemical Bank, The
        Chase Manhattan Bank, N.A., Dresdner Bank AG-Chicago and Grand  Cayman
        Branches,  The First  National Bank  of Chicago,  The Long-Term Credit
        Bank of Japan, Ltd., NationsBank of North Carolina, N.A., The Sumitomo
        Bank, Ltd., Chicago Branch and The Toronto-Dominion Bank, as co-agents
        (the "Co-Agents"), filed  as Exhibit 4(a)  to the Company's  Quarterly
        Report  on  Form 10-Q  for the  quarter ended  September 30,  1994, is hereby incorporated by reference.

   4(f) First Amendment, Consent and  Waiver of Credit  Agreement dated as  of
        January 30, 1995 among the Company, the Agents and the Co-Agents amending the Credit Agreement.**

   4(g) Indenture dated as of October 12, 1994 between the Company and Norwest
        Bank Minnesota, N.A., as Trustee, relating to the 10 3/4 percent First
        Mortgage Notes  due October  1, 2002,  filed as  Exhibit 4(b)  to  the
        Company's  Quarterly  Report  on  Form  10-Q  for  the  quarter  ended
        September 30, 1994, is hereby incorporated by reference.

   4(h) Indenture dated  as  of  October  12,  1994  between  Stone  Container
        Corporation and The Bank of New York, as Trustee, relating to the 11 1/2 percent Senior Notes due October 1, 2004, filed as Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1994, is hereby incorporated by reference.

   4(i) Indenture,  dated as  of September  15, 1986,  relating to  the 12 1/8 percent Subordinated  Debentures  due  September  15,  2001  of  Stone
        Southwest  Corporation (now Stone  Southwest, Inc.), between Southwest
        Forest  Industries,  Inc.  and  Bankers  Trust  Company,  as  Trustee,
        together  with the First Supplemental Indenture, dated as of September
        1, 1987, among Stone Container Corporation, a Nevada corporation,  the
        Registrant  and National Westminster  Bank USA, as  Trustee (which has been succeeded  by Shawmut  Bank, N.A.,  as Trustee),  and the  Second
        Supplemental  Indenture, dated  as of  December 14,  1987, among Stone
        Southwest Corporation, the Company and National Westminster Bank  USA,
        as  Trustee  (which  has  been succeeded  by  Shawmut  Bank,  N.A., as
        Trustee),  filed  as  Exhibit  4(i)  to  the  Company's   Registration
        Statement  on  Form  S-3,  Registration  Number  33-36218,  is  hereby incorporated by reference.
- ---------
**  Filed herewith

   4(j) Indenture, dated as of September 1, 1989, between the Company and Bankers Trust Company, as Trustee, relating to the Company's 11 1/2 percent Senior Subordinated Notes due September 1, 1999, filed as
        Exhibit  4(n)  to the  Company's Registration  Statement on  Form S-3,
        Registration Number 33-46764, is hereby incorporated by reference.

   4(k) Indenture, dated as of February 15, 1992, between the Company and  The
        Bank  of New York, as Trustee, relating to the Company's 6 3/4 percent
        Convertible Subordinated Debentures  due February 15,  2007, filed  as
        Exhibit  4(p)  to the  Company's Registration  Statement on  Form S-3,
        Registration Number 33-45978, is hereby incorporated by reference.

   4(l) Senior Subordinated Indenture, dated as of March 15, 1992, between the
        Company, and The Bank of New York, as Trustee, filed as Exhibit 4(a) to the Company's Registration Statement Form S-3, Registration Number
        33-46764, is hereby incorporated by reference.

   4(m) Indenture dated as of June 15,  1993, between the Company and  Norwest
        Bank  Minnesota,  National Association,  as  Trustee, relating  to the
        Company's 8  7/8 percent  Convertible  Senior Subordinated  Notes  due
        2000, filed as Exhibit 4(a) to the Company's Registration Statement on
        Form S-3, Registration Number 33-66086, is hereby incorporated by reference.

   4(n) Indenture, dated as of November 1,  1991, between the Company and  The
        Bank  of New York,  as Trustee, relating to  the Company's Senior Debt
        Securities, filed  as  Exhibit  4(u)  to  the  Company's  Registration
        Statement on Form S-3, Registration Number 33-45374, is hereby incorporated by reference.

   4(o) First Supplemental Indenture dated  as of June  23, 1993, between  the
        Company and The Bank of New York, as Trustee, relating to the Indenture, dated as of November 1, 1991, between the Company and The
        Bank  of New York, as Trustee, filed as Exhibit 4(aa) to the Company's
        Registration Statement on Form S-3, Registration Number 33-66086, is hereby incorporated by reference.

   4(p) Second Supplemental Indenture dated as of February 1, 1994, between the Company and the Bank of New York, as Trustee, relating to the Indenture, dated as of November 1, 1991, as amended, filed as Exhibit
        4.2 to the  Company's Current Report  on Form 8-K,  dated January  24,
        1994, is hereby incorporated herein by reference.

        Indentures with respect to other long-term debt, none of which exceeds
        10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, are not attached. (The Registrant agrees to furnish a copy of such documents to the Commission upon request).

   4(q) Guaranty,   dated  October  7,  1983,  between  the  Company  and  The
        Continental Group,  Inc.,  filed  as Exhibit  4(h)  to  the  Company's
        Registration  Statement on Form S-3,  Registration Number 33-36218, is
        hereby incorporated by reference.

  10(a) Management Incentive Plan,  filed as  Exhibit 10(b)  to the  Company's
        Annual Report on Form 10-K for the year ended December 31, 1980, is hereby incorporated by reference.*

  10(b) Unfunded Deferred Director  Fee Plan,  filed as Exhibit  10(d) to  the
        Company's  Annual Report on Form 10-K  for the year ended December 31,
        1981, is hereby incorporated by reference.*

  10(c) Form of "Stone Container Corporation Compensation Agreement" between the Company and its directors that elect to participate, filed as
        Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, is hereby incorporated by reference.*

  10(d) Stone Container Corporation 1982 Incentive Stock Option Plan, filed as
        Appendix A  to  the Prospectus  included  in the  Company's  Form  S-8
        Registration   Statement,   Registration  Number   2-79221,  effective
        September 27, 1982, is hereby incorporated by reference.*
- ---------
 *  Management contract or compensatory plan or arrangement

  10(e) Stone Container Corporation 1993 Stock Option Plan, filed as  Appendix
        A to the Company's Proxy Statement dated as of April 10, 1992, is hereby incorporated by reference.*

  10(f) Stone Container Corporation Deferred Income Savings Plan, conformed to reflect amendment effective as of January 1, 1990, filed as Exhibit
        4(i)  to the  Company's Form S-8  Registration Statement, Registration
        Number 33-33784, filed March 9, 1990, is hereby incorporated by reference.*

  10(g) Form  of "Employee  Continuity Agreement in  the Event of  a Change of
        Control" entered into with all officers with 5 or more years of service with the Company, filed as Exhibit 10(j) to the Company's
        Annual Report on Form 10-K for the year ended December 31, 1988, is hereby incorporated by reference.*

  10(h) Stone Container Corporation 1986 Long-Term Incentive Program, filed as
        Exhibit A to the Company's Proxy Statement dated as of April 5, 1985, is hereby incorporated by reference.*

  10(i) Stone Container Corporation 1992 Long-Term Incentive Program, filed as
        Exhibit A to the Company's Proxy Statement dated as of April 11, 1991, is hereby incorporated by reference.*

  10(j) Supplemental Retirement  Income Agreement  between Company  and  James
        Doughan dated as of February 10, 1989, filed as Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31,
        1988, is hereby incorporated by reference.*

  11    Computation of Primary and Fully Diluted Net Loss Per Common Share.**

  12    Computation of Ratios of Earnings to Fixed Charges.**

  21    Subsidiaries of the Company.**

  27    Financial Data Schedules.**

- ---------
 *  Management contract or compensatory plan or arrangement
**  Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    STONE CONTAINER CORPORATION

By: ROGER W. STONE
    -------------------------------------------------------                                              March 10, 1995
    Roger W. Stone
    CHAIRMAN OF THE BOARD OF DIRECTORS AND PRESIDENT
    (CHIEF EXECUTIVE OFFICER)

    ARNOLD F. BROOKSTONE
    -------------------------------------------------------                                              March 10, 1995
    Arnold F. Brookstone
    EXECUTIVE VICE PRESIDENT
    (CHIEF FINANCIAL AND PLANNING OFFICER)

    THOMAS P. CUTILLETTA
    -------------------------------------------------------                                              March 10, 1995
    Thomas P. Cutilletta
    SENIOR VICE PRESIDENT AND CORPORATE CONTROLLER
    (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

RICHARD A. GIESEN                           RICHARD J. RASKIN
- ------------------------------------------  ------------------------------------------
Richard A. Giesen                           Richard J. Raskin
DIRECTOR                    March 10, 1995  DIRECTOR                    March 10, 1995

JAMES J. GLASSER                            ALAN STONE
- ------------------------------------------  ------------------------------------------
James J. Glasser                            Alan Stone
DIRECTOR                    March 10, 1995  DIRECTOR                    March 10, 1995

GEORGE D. KENNEDY                           AVERY J. STONE
- ------------------------------------------  ------------------------------------------
George D. Kennedy                           Avery J. Stone
DIRECTOR                    March 10, 1995  DIRECTOR                    March 10, 1995

HOWARD C. MILLER, JR.                       IRA N. STONE
- ------------------------------------------  ------------------------------------------
Howard C. Miller, Jr.                       Ira N. Stone
DIRECTOR                    March 10, 1995  DIRECTOR                    March 10, 1995

JOHN D. NICHOLS                             JAMES H. STONE
- ------------------------------------------  ------------------------------------------
John D. Nichols                             James H. Stone
DIRECTOR                    March 10, 1995  DIRECTOR                    March 10, 1995

JERRY K. PEARLMAN                           ROGER W. STONE
- ------------------------------------------  ------------------------------------------
Jerry K. Pearlman                           Roger W. Stone
DIRECTOR                    March 10, 1995  DIRECTOR                    March 10, 1995

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM:                                                                   PAGE
- ----------------------------------------------------------------------  -----
Financial Statements:
  Report of Independent Accountants...................................     30
  Consolidated Statements of Operations...............................     31
  Consolidated Balance Sheets.........................................     32
  Consolidated Statements of Cash Flows...............................     33
  Consolidated Statements of Stockholders' Equity.....................     34
  Notes to the Consolidated Financial Statements......................     35

Supplemental Financial Information:
  Report of Independent Accountants on Supplemental Financial
   Information........................................................     61
  Consent of Independent Accountants..................................     62
  Valuation and Qualifying Accounts and Reserves (Schedule II)........     63
  Summarized Financial Information--Stone Southwest, Inc. ............     63

                       Report of Independent Accountants

To the Board of Directors
and Stockholders of
Stone Container Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Stone Container Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes, for postretirement benefits other than pensions and for postemployment benefits effective January 1, 1992, 1993 and 1994, respectively.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 6, 1995

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in millions except per share)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1994        1993        1992
                                                                             ----------  ----------  ----------
SALES
  Net sales................................................................  $  5,748.7  $  5,059.6  $  5,520.7
                                                                             ----------  ----------  ----------
COSTS AND EXPENSES
  Cost of products sold....................................................     4,564.3     4,223.5     4,473.7
  Selling, general and administrative expenses.............................       568.2       512.2       543.5
  Depreciation and amortization............................................       358.9       346.8       329.2
  Equity loss from affiliates..............................................         7.7        11.7         5.3
  Other operating (income) expense--net....................................       (34.4)        4.7        12.8
  Other (income) expense--net..............................................        (8.9)       (2.7)       (5.9)
                                                                             ----------  ----------  ----------
  Income (loss) before interest expense, income taxes, minority interest,
   extraordinary losses and cumulative effects of accounting changes.......       292.9       (36.6)      162.1
  Interest expense.........................................................      (456.0)     (426.7)     (386.1)
                                                                             ----------  ----------  ----------
  Loss before income taxes, minority interest, extraordinary losses and
   cumulative effects of accounting changes................................      (163.1)     (463.3)     (224.0)
  Credit for income taxes..................................................        35.5       147.7        59.4
  Minority interest........................................................        (1.2)       (3.6)       (5.3)
                                                                             ----------  ----------  ----------
NET LOSS
  Loss before extraordinary losses and cumulative effects of accounting
   changes.................................................................      (128.8)     (319.2)     (169.9)
  Extraordinary losses from early extinguishments of debt (net of income
   tax benefits)...........................................................       (61.6)     --          --
  Cumulative effects of accounting changes (net of income tax benefits)....       (14.2)      (39.5)      (99.5)
                                                                             ----------  ----------  ----------
Net loss...................................................................      (204.6)     (358.7)     (269.4)
Preferred stock dividends..................................................        (8.1)       (8.1)       (6.9)
Redemption premium of redeemable preferred stock of a consolidated
 affiliate.................................................................        (4.0)     --          --
                                                                             ----------  ----------  ----------
Net loss applicable to common shares.......................................  $   (216.7) $   (366.8) $   (276.3)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
NET LOSS PER COMMON SHARE
  Loss before extraordinary losses and cumulative effects of accounting
   changes.................................................................       (1.60)      (4.59)      (2.49)
  Extraordinary losses from early extinguishments of debt..................        (.70)     --          --
  Cumulative effects of accounting changes.................................        (.16)       (.56)      (1.40)
                                                                             ----------  ----------  ----------
Net loss per common share..................................................  $    (2.46) $    (5.15) $    (3.89)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                            DECEMBER 31,
                                                                        --------------------
                                                                          1994       1993
                                                                        ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................  $   108.6  $   247.4
  Accounts and notes receivable (less allowances of $20.2 and
   $19.3).............................................................      824.5      622.3
  Inventories.........................................................      673.1      719.4
  Other...............................................................      210.7      164.1
                                                                        ---------  ---------
    Total current assets..............................................    1,816.9    1,753.2
                                                                        ---------  ---------
  Property, plant and equipment.......................................    5,465.5    5,240.7
  Accumulated depreciation and amortization...........................   (2,106.5)  (1,854.3)
                                                                        ---------  ---------
    Property, plant and equipment--net................................    3,359.0    3,386.4
  Timberlands.........................................................       75.1       83.9
  Goodwill............................................................      860.2      910.5
  Other...............................................................      893.7      702.7
                                                                        ---------  ---------
    Total assets......................................................  $ 7,004.9  $ 6,836.7
                                                                        ---------  ---------
                                                                        ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................  $   328.0  $   297.1
  Current maturities of senior and subordinated long-term debt........      276.1       22.6
  Notes payable and current maturities of non-recourse debt of
   consolidated affiliates............................................       36.5      290.5
  Income taxes........................................................       35.2       47.6
  Accrued and other current liabilities...............................      355.7      285.7
                                                                        ---------  ---------
    Total current liabilities.........................................    1,031.5      943.5
                                                                        ---------  ---------
  Senior long-term debt...............................................    2,488.5    2,338.0
  Subordinated debt...................................................    1,159.6    1,257.8
  Non-recourse debt of consolidated affiliates........................      783.8      672.6
  Other long-term liabilities.........................................      290.2      270.3
  Deferred taxes......................................................      381.4      470.6
  Redeemable preferred stock of consolidated affiliate................     --           42.3
  Minority interest...................................................      221.8      234.5
  Commitments and contingencies (Note 18).............................
Stockholders' equity:
  Series E preferred stock............................................      115.0      115.0
  Common stock (90.4 and 71.2 shares outstanding).....................      849.1      574.3
  Retained earnings (accumulated deficit).............................      (96.3)     101.6
  Foreign currency translation adjustment.............................     (215.2)    (179.0)
  Unamortized expense of restricted stock plan........................       (4.5)      (4.8)
                                                                        ---------  ---------
    Total stockholders' equity........................................      648.1      607.1
                                                                        ---------  ---------
    Total liabilities and stockholders' equity........................  $ 7,004.9  $ 6,836.7
                                                                        ---------  ---------
                                                                        ---------  ---------

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                          YEAR ENDED DECEMBER 31,
                                                                        ----------------------------
                                                                          1994      1993      1992
                                                                        ---------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..............................................................  $  (204.6) $(358.7) $ (269.4)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
    Depreciation and amortization.....................................      358.9    346.8     329.2
    Deferred taxes....................................................      (54.6)  (133.9)    (67.5)
    Foreign currency transaction losses...............................       15.8     11.8      15.0
    Payment on settlement of interest rate swaps......................     --        (33.0)    --
    Extraordinary losses from early extinguishments of debt...........       61.6    --        --
    Cumulative effects of accounting changes..........................       14.2     39.5      99.5
    Other--net........................................................      (92.4)   (89.3)     60.6
Changes in current assets and liabilities--net of adjustments for acquisitions and dispositions:
    (Increase) decrease in accounts and notes receivable--net.........     (175.7)    44.9     (66.6)
    Decrease in inventories...........................................       29.7     28.9      10.5
    (Increase) decrease in other current assets.......................      (45.9)    (9.3)      9.2
    Increase (decrease) in accounts payable and other current
     liabilities......................................................       86.5    (60.4)    (34.9)
                                                                        ---------  -------  --------
Net cash provided by (used in) operating activities...................       (6.5)  (212.7)     85.6
                                                                        ---------  -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments made on debt.................................................   (1,655.8)  (698.1)   (912.4)
Payments by consolidated affiliates on non-recourse debt..............     (429.3)   (55.0)    (10.4)
Borrowings............................................................    1,949.8    611.4   1,024.8
Non-recourse borrowings of consolidated affiliates....................        8.4    400.6      40.0
Proceeds from issuance of common stock................................      276.3    --           .1
Proceeds from issuance of preferred stock.............................     --        --        111.0
Proceeds from issuance of common stock of a consolidated subsidiary...     --        161.8     --
Redemption of redeemable preferred stock of a consolidated
 affiliate............................................................      (52.6)   --        --
Refund of letter of credit............................................       13.5    --        --
Proceeds from the settlement of cross currency swaps..................     --         67.9     --
Cash dividends........................................................       (8.1)    (4.0)    (30.7)
                                                                        ---------  -------  --------
Net cash provided by financing activities.............................      102.2    484.6     222.4
                                                                        ---------  -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures..................................................     (232.6)  (149.7)   (281.4)
Payments made for businesses acquired.................................      (24.5)     (.1)    (27.2)
Proceeds from sales of assets.........................................       36.5    106.0       9.5
Other--net............................................................      (14.4)   (40.7)    (10.7)
                                                                        ---------  -------  --------
Net cash used in investing activities.................................     (235.0)   (84.5)   (309.8)
                                                                        ---------  -------  --------
Effect of exchange rate changes on cash...............................         .5      1.1      (3.4)
                                                                        ---------  -------  --------
NET CASH FLOWS
Net increase (decrease) in cash and cash equivalents..................     (138.8)   188.5      (5.2)
Cash and cash equivalents, beginning of period........................      247.4     58.9      64.1
                                                                        ---------  -------  --------
Cash and cash equivalents, end of period..............................  $   108.6  $ 247.4  $   58.9
                                                                        ---------  -------  --------
                                                                        ---------  -------  --------

- ---------
See Note 5 regarding non-cash financing and investing activities and supplemental cash flow information.

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (in millions except per share)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                             1994              1993               1992
                                                                        ---------------   ---------------   ----------------
                                                                        AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT   SHARES
                                                                        -------  ------   -------  ------   --------  ------
PREFERRED STOCK
Balance at January 1..................................................  $ 115.0    4.6    $ 115.0    4.6    $  --      --
Issuance of preferred stock:
  Public offering.....................................................    --      --        --      --         115.0    4.6
                                                                        -------  ------   -------  ------   --------  ------
Balance at December 31................................................    115.0    4.6      115.0    4.6       115.0    4.6
                                                                        -------  ------   -------  ------   --------  ------
                                                                                 ------            ------             ------
COMMON STOCK
Balance at January 1..................................................    574.3   71.2      645.7   71.0       613.2   69.5
Issuance of common stock:
  Public offering.....................................................    276.3   19.0      --      --         --      --
  Exercise of stock options and preferred stock conversion............       .1   --           .1   --            .1   --
  Restricted stock plan...............................................      2.4     .2        2.9     .2         2.8     .1
  Redemption premium of redeemable preferred stock of a consolidated
   affiliate..........................................................     (4.0)  --        --      --         --      --
  2 percent common stock dividend.....................................    --      --        --      --          29.6    1.4
  Public offering of subsidiary stock.................................    --      --        (74.4)  --         --      --
                                                                        -------  ------   -------  ------   --------  ------
Balance at December 31................................................    849.1   90.4      574.3   71.2       645.7   71.0
                                                                        -------  ------   -------  ------   --------  ------
                                                                                 ------            ------             ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at January 1..................................................    101.6             496.0              832.8
Net loss..............................................................   (204.6)           (358.7)            (269.4)
Cash dividends:
  Preferred stock*....................................................     (8.1)             (4.0)              (5.9)
  Common stock*.......................................................    --                --                 (24.8)
2 percent common stock dividend.......................................    --                --                 (29.6)
Decrease (increase) in minimum pension liability in excess of
 unrecognized prior service cost......................................     14.8             (31.7)              (7.1)
                                                                        -------           -------           --------
Balance at December 31................................................    (96.3)            101.6              496.0
                                                                        -------           -------           --------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance at January 1..................................................   (179.0)           (149.3)              95.5
Adjustment from translation of foreign currency statements............    (36.2)            (29.7)            (244.8)
                                                                        -------           -------           --------
Balance at December 31................................................   (215.2)           (179.0)            (149.3)
                                                                        -------           -------           --------
UNAMORTIZED EXPENSE OF RESTRICTED STOCK PLAN
Balance at January 1..................................................     (4.8)             (4.7)              (4.0)
Issuance of shares....................................................     (2.4)             (2.9)              (2.8)
Amortization of expense...............................................      2.7               2.8                2.1
                                                                        -------           -------           --------
Balance at December 31................................................     (4.5)             (4.8)              (4.7)
                                                                        -------           -------           --------
Total stockholders' equity at December 31.............................  $ 648.1           $ 607.1           $1,102.7
                                                                        -------           -------           --------
                                                                        -------           -------           --------

- ---------
* Cash dividends paid on common stock, adjusted for the 2 percent stock dividend issued September 15, 1992, were $.35 per share in 1992. No cash dividends on common stock were paid in 1994 or in 1993. Cash dividends paid on preferred stock were $1.75 per share in 1994, $.875 per share in 1993 and $1.28 per share in 1992.

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

PER SHARE DATA:

    Net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during each year. The weighted average number of common shares outstanding was 88,195,190 in 1994, 71,162,646 in 1993 and 70,986,564 in 1992. Common stock equivalent shares, issuable upon exercise of outstanding stock options, are included in these calculations when they would have a dilutive effect on the per share amounts. All amounts per common share and the weighted average number of common shares outstanding have been adjusted for the 2 percent common stock dividend issued September 15, 1992. Fully diluted earnings per share for the years ended December 31, 1994, 1993 and 1992 is not disclosed because the amounts are anti-dilutive.

RECLASSIFICATIONS:

    Certain  prior year amounts  have been restated to  conform with the current
year  presentation  in  the  Consolidated  Statements  of  Operations  and   the
Consolidated Statements of Cash Flows.

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

    For financial reporting purposes, depreciation and amortization is primarily provided on the straight-line method over the estimated useful lives of depreciable assets, or over the duration of the lease for certain capitalized leases, based on the following annual rates:

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

INCOME TAXES:

    Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which required a change from the deferred method to the liability method of accounting for income taxes. In connection with the adoption of SFAS 109, the Company recorded a one-time, non-cash after-tax charge to its first quarter 1992 earnings of $99.5 million or $1.40 per share of common stock. This adjustment is reported as a cumulative effect of a change in accounting principles in the Company's Consolidated

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Statements of Operations. SFAS 109 requires that assets and liabilities acquired in a business combination accounted for under the purchase method of accounting be recorded at their gross fair values, with a separate deferred tax balance recorded for the related tax effects.

GOODWILL AND OTHER ASSETS:

    Goodwill is amortized on a straight-line basis over 40 years, and is recorded net of accumulated amortization of approximately $147 million and $129 million at December 31, 1994 and 1993, respectively. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether projected undiscounted future cash flows from operations exceed the net book value of goodwill as of the assessment date. Such projections reflect price, volume and cost assumptions. Additional factors considered by management in the preparation of the projections and in assessing the value of goodwill include the effects of obsolescence, demand, competition and other pertinent economic factors and trends and prospects that may have an impact on the value or remaining useful life of goodwill.

    Deferred debt issuance costs are amortized over the expected life of the related debt using the interest method. Start-up costs on major projects were capitalized and amortized over a ten-year period prior to October 1, 1993. Effective October 1, 1993, the Company changed its estimate of the useful life of deferred start-up costs to a five-year period. The effect of this change in estimate was to increase depreciation and amortization expense by approximately $12.2 million and $3.1 million and increase the net loss by $7.7 million and $2.0 million or $.09 per common share and $.02 per common share for 1994 and 1993, respectively. Other long-term assets include approximately $68 million and $80 million of unamortized deferred start-up costs at December 31, 1994 and 1993, respectively.

PUBLIC OFFERING OF STOCK OF A SUBSIDIARY:

    When the sale of stock of a subsidiary takes the form of a direct sale of its unissued shares, the Company records the difference relating to the carrying amount per share and the offering price per share as an adjustment to common stock in those instances in which the Company has determined that the difference does not represent a permanent impairment.

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

FOREIGN CURRENCY AND FINANCIAL INSTRUMENTS:

    The Company has utilized various financial instruments to hedge certain of its foreign currency and/or interest rate exposures. Premiums received and fees paid on the financial instruments are deferred and amortized over the period of the agreements. Gains and losses or interest received and paid on the instruments are recorded as foreign exchange transaction gains or losses or as interest in the Consolidated Statements of Operations.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), which required the Company to change from the pay-as-you-go (cash) method to the accrual method of accounting for such postretirement benefits (primarily health care and life insurance). Upon adoption of SFAS 106, the Company recorded its catch-up accumulated postretirement benefit obligation (approximately $63 million) by recognizing a one-time, non-cash charge of $39.5 million, net of income tax benefit, as a cumulative effect of an accounting change in its 1993 first quarter Consolidated Statement of Operations.

POSTEMPLOYMENT BENEFITS:

    Effective  January  1,  1994,  the Company  adopted  Statement  of Financial
Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), which requires accrual accounting for the estimated

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) costs of providing certain benefits to former or inactive employees and the employees' beneficiaries and dependents after employment but before retirement. Upon adoption of SFAS 112, the Company recorded its catch-up obligation (approximately $24 million) by recognizing a one-time, non-cash charge of $14.2 million, net of income tax benefit, as a cumulative effect of an accounting change in its 1994 first quarter Consolidated Statement of Operations.

NOTE 2--INSURANCE MATTERS
    In the second quarter of 1994, a digester vessel ruptured at the Company's pulp and paperboard mill in Panama City, Florida causing extensive damage to certain of the facility's assets. As a result of this occurrence, the Company's 1994 Statement of Operations includes a $22 million pretax involuntary conversion gain (approximately $13.7 million after taxes). The Company is seeking recovery for both the losses to property and the losses as a result of business interruption arising from the Panama City occurrence. A partial recovery of $20 million has already been received by the Company from certain carriers and claims of approximately $66 million covering the major portion of such losses are still pending. The insurance carrier providing boiler and machinery coverage for the Company has denied the Company's claim; the Company has not accepted such denial. In addition, the all-risks insurance carriers, which would cover the losses not covered under the boiler and machinery coverage, have reserved their rights with respect to the Company's claim in order to investigate the application of coverage without prejudicing their rights. Management believes the receivable recorded on its financial statements is fully recoverable.

NOTE 3--ACQUISITIONS/DISPOSITIONS
    In December 1994, the Company acquired an additional 40 percent of the common stock of Stone Venepal (Celgar) Pulp Inc. ("SVCPI"), previously a 50-percent owned nonconsolidated affiliate, thereby increasing the Company's ownership interest to 90 percent. As a result of this transaction, SVCPI is now accounted for as a consolidated subsidiary. Additionally, this transaction indirectly increased the Company's ownership interest in the Celgar pulp mill located in Castlegar, British Columbia from 25 percent to 45 percent as SVCPI has a 50 percent joint venture interest in the Celgar pulp mill.

    In October 1994, the Company acquired the remaining 7 percent of the common stock of Stone Savannah River Pulp & Paper Corporation ("Stone Savannah River") thereby making it a wholly-owned subsidiary of the Company. See Note
10--"Long-term Debt" for further discussion. The Company had previously increased its ownership in the common stock of Stone Savannah River from 50 percent to 93 percent through a series of equity transactions from 1991 through 1993. Stone Savannah River operates a linerboard and market pulp mill in Port Wentworth, Georgia.

    In December 1993, the Company sold its 49 percent equity interest in Empaques de Carton Titan, S.A. ("Titan").

    On May 6, 1993, the Company's wholly-owned German subsidiary, Europa Carton A.G., ("Europa Carton"), completed a joint venture with Financiere Carton Papier ("FCP"), a French company, to merge the folding carton operations of Europa Carton with those of FCP ("FCP Group"). Under the joint venture, FCP Group is owned equally by Europa Carton and the former shareholders of FCP. The Company's investment in the joint venture is being accounted for under the equity method of accounting.

NOTE 4--PUBLIC OFFERING OF STOCK OF A SUBSIDIARY
    In December 1993, Stone-Consolidated Corporation ("Stone-Consolidated"), a newly-created Canadian subsidiary, acquired the newsprint and uncoated groundwood papers business of Stone Container (Canada) Inc. ("Stone-Canada") (formerly Stone-Consolidated, Inc.) and sold $346.5 million of units in an initial public offering comprised of both common stock and convertible subordinated debentures (the "Units Offering"). Each unit was priced at $2,100 and consisted of 100 shares of common stock at $10.50 per share and $1,050 principal amount of convertible subordinated debentures. The convertible subordinated debentures mature December 31, 2003, bear interest at an annual rate of 8 percent and are convertible into 6.211 shares of common stock for each Canadian $100 principal amount, representing a conversion price of $12.08 per share. Concurrent with the initial public offering, Stone-Consolidated sold $225 million of senior secured notes in a public offering in the United States. The senior secured notes mature December 15, 2000 and bear interest at an annual rate of 10.25 percent.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--PUBLIC OFFERING OF STOCK OF A SUBSIDIARY (CONTINUED)
    As a result of the Units Offering, 16.5 million shares of common stock, representing 25.4 percent of the total shares outstanding of Stone-Consolidated, were sold to the public, resulting in the recording in the Company's December 31, 1993 Consolidated Balance Sheet of a minority interest liability of $236.7 million.

    The Company used approximately $373 million of the net proceeds from the sale of the Stone-Consolidated securities for repayment of commitments under its previously existing 1989 bank credit agreement (which was subsequently terminated and replaced by a new credit agreement--see Note 10--"Long-term Debt") and the remainder for general corporate purposes. As a result of the Units Offering, the Company recorded in 1993 a charge of $74.4 million to common stock related to the excess carrying value per common share over the offering price per common share associated with the shares issued.

NOTE 5--ADDITIONAL CASH FLOW STATEMENT INFORMATION
    The Company's non-cash investing and financing activities and cash payments (receipts) for interest and income taxes were as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                        ---------------------------
(IN MILLIONS)                                                            1994      1993      1992
- ----------------------------------------------------------------------  -------   -------   -------
Assumption of non-recourse debt of an affiliate.......................  $ 115.0   $ --      $ --
Short-term note receivable recorded as partial consideration from sale
 of an investment.....................................................      7.8     --        --
Preferred stock dividends issued by a consolidated affiliate..........    --          6.0       5.1
Conversion of investment in an affiliate into a note receivable.......      3.2     --        --
Capital lease obligations incurred....................................      2.4        .3       4.3
Note receivable received from sale of assets..........................      1.3     --        --
Issuance of 2 percent common stock dividend...........................    --        --         29.6
Conversion of notes receivable into investments in an affiliate.......    --        --          7.3
Assumption of debt in connection with an acquisition..................    --        --          3.8
Note payable issued in exchange for common shares of a consolidated
 affiliate............................................................    --        --          1.1
                                                                        -------   -------   -------
                                                                        -------   -------   -------
Cash paid (received) during the year for:
  Interest (net of capitalization)....................................  $ 373.7   $ 375.9   $ 355.6
  Income taxes (net of refunds).......................................     (4.1)    (11.7)     (1.9)
                                                                        -------   -------   -------
                                                                        -------   -------   -------

    In 1994 and 1993, the other-net component of net cash used in operating activities included debt issuance costs of approximately $79 million and $84 million, respectively. In 1992, the other-net component of net cash provided by operating activities included $54 million of cash received from the sale of an energy contract in October 1992.

NOTE 6--INVENTORIES

    Inventories are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
(IN MILLIONS)                                                  1994      1993
- ------------------------------------------------------------  -------   -------
Raw materials and supplies..................................  $ 306.9   $ 333.8
Paperstock..................................................    263.4     284.2
Work in process.............................................     21.4      16.8
Finished products...........................................    116.1      99.5
                                                              -------   -------
                                                                707.8     734.3
Excess of current cost over LIFO inventory value............    (34.7)    (14.9)
                                                              -------   -------
Total inventories...........................................  $ 673.1   $ 719.4
                                                              -------   -------
                                                              -------   -------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--INVENTORIES (CONTINUED)
    At December 31, 1994 and 1993, the percentages of total inventories costed by the LIFO, FIFO and average cost methods were as follows:

                                1994    1993
                                -----   -----
LIFO..........................    42%     44%
FIFO..........................     7%      6%
Average Cost..................    51%     50%

NOTE 7--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is summarized as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
(IN MILLIONS)                                                   1994        1993
- ------------------------------------------------------------  ---------   ---------
Machinery and equipment.....................................  $ 4,554.1   $ 4,398.7
Buildings and leasehold improvements........................      687.0       675.0
Land and land improvements..................................      102.0       103.0
Construction in progress....................................      122.4        64.0
                                                              ---------   ---------
Total property, plant and equipment.........................    5,465.5     5,240.7
Accumulated depreciation and amortization...................   (2,106.5)   (1,854.3)
                                                              ---------   ---------
Total property, plant and equipment--net....................  $ 3,359.0   $ 3,386.4
                                                              ---------   ---------
                                                              ---------   ---------

    Property, plant and equipment includes capitalized leases of $13.8 million and $70.3 million and related accumulated amortization of $5.3 million and $24.2 million at December 31, 1994 and 1993, respectively.

NOTE 8--INCOME TAXES
    The Company provides for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

    The provision (credit) for income taxes consists of the following:

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                    ----------------------------
(IN MILLIONS)                                        1994       1993      1992
- --------------------------------------------------  -------   --------   -------
Currently payable (refundable):
  Federal.........................................  $ --      $  (28.4)  $ (24.7)
  State...........................................      1.1        4.0       3.0
  Foreign.........................................     18.0       10.6      21.7
                                                    -------   --------   -------
                                                       19.1      (13.8)    --
                                                    -------   --------   -------
Deferred:
  Federal.........................................    (45.3)     (45.4)      4.9
  State...........................................     (1.1)     (31.3)    (10.8)
  Foreign.........................................     (8.2)     (57.2)    (53.5)
                                                    -------   --------   -------
                                                      (54.6)    (133.9)    (59.4)
                                                    -------   --------   -------
Total credit for income taxes.....................  $ (35.5)  $ (147.7)  $ (59.4)
                                                    -------   --------   -------
                                                    -------   --------   -------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--INCOME TAXES (CONTINUED)
    The income tax credit at the federal statutory rate is reconciled to the credit for income taxes as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                        ----------------------------
(IN MILLIONS)                                                            1994       1993      1992
- ----------------------------------------------------------------------  -------   --------   -------
Federal income tax credit at federal statutory rate...................  $ (57.1)  $ (162.2)  $ (76.2)
Additional taxes (credits) resulting from:
  Non-deductible depreciation and amortization of intangibles.........      9.0        9.5       9.5
  Expenses not deductible in foreign jurisdictions....................      4.3         .7        .1
  Foreign statutory rate increase (decreases).........................      1.8      (11.2)    --
  U.S. statutory rate increase........................................    --           8.7     --
  State income taxes, net of federal income tax effect................    --         (17.7)     (5.1)
  Foreign income taxed at rates in excess of U.S. statutory rate......      1.8        4.3       6.1
  Minimum taxes-foreign jurisdictions.................................      5.8        3.6       4.6
  Other-net...........................................................     (1.1)      16.6       1.6
                                                                        -------   --------   -------
Credit for income taxes...............................................  $ (35.5)  $ (147.7)  $ (59.4)
                                                                        -------   --------   -------
                                                                        -------   --------   -------

    The components of the net deferred tax liability as of December 31, 1994 and 1993 were as follows:

                                                                           DECEMBER 31,
                                                                        -------------------
(IN MILLIONS)                                                             1994       1993
- ----------------------------------------------------------------------  --------   --------
Deferred tax assets:
  Carryforwards.......................................................  $  280.5   $  262.6
  Compensation-related accruals.......................................      49.1       49.3
  Extraordinary losses from early extinguishments of debt.............      35.9      --
  Reserves............................................................      38.3       33.7
  Deferred gain.......................................................      24.8       26.2
  Tax benefit transfers...............................................       4.6        8.8
  Other...............................................................      17.2       11.6
                                                                        --------   --------
                                                                           450.4      392.2
Valuation allowance...................................................      (1.2)      (1.2)
                                                                        --------   --------
Total deferred tax asset..............................................     449.2      391.0

Deferred tax liabilities:
  Depreciation and amortization.......................................    (715.2)    (754.3)
  Start-up costs......................................................     (20.7)     (27.8)
  LIFO reserve........................................................     (19.6)     (18.1)
  Pension.............................................................     (16.0)     (12.5)
  Other...............................................................     (52.6)     (35.2)
                                                                        --------   --------
Total deferred tax liability..........................................    (824.1)    (847.9)
                                                                        --------   --------
Deferred tax liability--net...........................................  $ (374.9)  $ (456.9)
                                                                        --------   --------
                                                                        --------   --------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--INCOME TAXES (CONTINUED)
    The  components  of  the  loss  before  income  taxes,  minority   interest,
extraordinary losses and cumulative effects of accounting changes are:

                                                                           YEAR ENDED DECEMBER 31,
                                                                        ------------------------------
(IN MILLIONS)                                                             1994       1993       1992
- ----------------------------------------------------------------------  --------   --------   --------
United States.........................................................  $ (126.6)  $ (310.8)  $  (68.8)
Foreign...............................................................     (36.5)    (152.5)    (155.2)
                                                                        --------   --------   --------
Loss before income taxes, minority interest, extraordinary losses and cumulative effects of accounting changes.............................  $ (163.1)  $ (463.3)  $ (224.0)
                                                                        --------   --------   --------
                                                                        --------   --------   --------

    At December 31, 1994, the Company had approximately $404 million of net operating loss carryforwards for U.S. federal tax purposes and, additionally, approximately $167 million of net operating loss carryforwards for Canadian tax purposes. To the extent not utilized, the U.S. federal net operating losses will expire in 2007, 2008 and 2009 and the Canadian net operating losses will expire in 1998, 1999 and 2000. Further, the Company had approximately $900 million of net operating loss carryforwards for U.S. state tax purposes (which represents approximately $59 million of deferred tax assets), which, to the extent not utilized, expire in 1995 through 2009. The Company also had approximately $11 million of alternative minimum tax credit carryforwards for U.S. federal tax purposes which are available indefinitely.

    In addition, as a result of certain acquisitions, the Company had, at December 31, 1994, approximately $27 million of pre-acquisition net operating loss carryforwards and approximately $5 million of investment tax credit carryforwards for federal income tax purposes. To the extent not utilized, the carryforwards will expire in the period commencing in the year 1996 and ending in the year 2004.

    At December 31, 1994, Bridgewater Paper Company Ltd., a wholly-owned subsidiary of Stone-Consolidated, had approximately $87 million of net operating loss carryforwards for United Kingdom income tax purposes. These losses are available indefinitely.

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
    The Company has contributory and noncontributory pension plans for the benefit of most salaried and certain hourly employees. The funding policy for the plans, with the exception of the Company's salaried supplemental unfunded plans and the Company's German subsidiary's unfunded plan, is to annually contribute the statutory required minimum. The salaried pension plans provide benefits based on a formula that takes into account each participant's estimated final average earnings. The hourly pension plans provide benefits under a flat benefit formula. The salaried and hourly plans provide reduced benefits for early retirement. The salaried plans take into account offsets for governmental benefits.

    Net pension expense for the combined pension plans includes the following components:

                                                                         YEAR ENDED DECEMBER 31,
                                                                        -------------------------
(IN MILLIONS)                                                            1994     1993     1992
- ----------------------------------------------------------------------  -------  -------  -------
Service cost--benefits earned during the period.......................  $  21.5  $  17.4  $  17.2
Interest cost on projected benefit obligations........................     63.5     63.7     64.0
Actual return on plan assets..........................................    (13.7)   (91.9)   (32.8)
Net amortization and deferral.........................................    (37.5)    40.4    (26.6)
                                                                        -------  -------  -------
Net pension expense...................................................  $  33.8  $  29.6  $  21.8
                                                                        -------  -------  -------
                                                                        -------  -------  -------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    The following table sets forth the funded status of the Company's pension plans and the amounts recorded in the Consolidated Balance Sheets:

                                                                              DECEMBER 31,
                                                    -----------------------------------------------------------------
                                                                 1994                              1993
                                                    -------------------------------   -------------------------------
                                                    ASSETS EXCEED     ACCUMULATED     ASSETS EXCEED     ACCUMULATED
                                                     ACCUMULATED    BENEFITS EXCEED    ACCUMULATED    BENEFITS EXCEED
(IN MILLIONS)                                         BENEFITS          ASSETS          BENEFITS          ASSETS
- --------------------------------------------------  -------------   ---------------   -------------   ---------------
Actuarial present value of benefit obligations:
  Vested benefits.................................  $     (167.7)   $       (469.1)   $     (185.0)   $       (498.8)
  Non-vested benefits.............................          (7.3)            (40.8)          (11.4)            (37.9)
                                                    -------------          -------    -------------          -------
  Accumulated benefit obligation..................        (175.0)           (509.9)         (196.4)           (536.7)
  Effect of increase in compensation levels.......         (19.9)            (57.5)          (23.2)            (76.6)
                                                    -------------          -------    -------------          -------
Projected benefit obligation for service rendered
 through December 31..............................        (194.9)           (567.4)         (219.6)           (613.3)
Plan assets at fair value, primarily stocks,
 bonds, guaranteed investment contracts, real
 estate and mutual funds which invest in listed
 stocks and bonds.................................         192.9             385.2           219.0             395.3
                                                    -------------          -------    -------------          -------
Excess of projected benefit obligation over
 plan assets......................................          (2.0)           (182.2)            (.6)           (218.0)
Unrecognized prior service cost...................           8.3              29.0             4.6              29.4
Unrecognized net actuarial loss...................          36.3              70.8            39.4             127.3
Adjustment required to recognize minimum
 liability........................................       --                  (63.4)        --                  (92.4)
                                                    -------------          -------    -------------          -------
Net prepaid (accrual).............................  $       42.6    $       (145.8)   $       43.4    $       (153.7)
                                                    -------------          -------    -------------          -------
                                                    -------------          -------    -------------          -------

    In accordance with Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions," the Company has recorded an additional minimum liability for underfunded plans representing the excess of the unfunded accumulated benefit obligation over previously recorded liabilities. The additional minimum liability at December 31, 1994 of $63.4 million is recorded as a long-term liability with an offsetting intangible asset of $25.8 million and a charge to stockholders' equity of $23.7 million, net of a tax benefit of $13.9 million. At December 31, 1993, the additional minimum liability of $92.4 million was recorded as a long-term liability with an offsetting intangible asset of $29.4 million and a charge to stockholders' equity of $39.6 million, net of a tax benefit of $23.4 million.

    The weighted average discount rates used in determining the actuarial present value of the projected benefit obligations at December 31, 1994 were 9.0 percent and at December 31, 1993 were 7.5 percent for all U.S. and German operations and 8.0 percent for Canadian and United Kingdom operations. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 4.0 percent for 1994 and 1993. The expected long-term rate of return on assets was 11 percent for 1994 and 1993. The change in the weighted average discount rates during 1994 had the effect of decreasing the total projected benefit obligation at December 31, 1994 by $88.4 million.

    Certain domestic operations of the Company participate in various multi-employer union-administered defined benefit pension plans that principally cover production workers. Pension expense under these plans was $5.2 million for 1994 and $5.1 million for 1993 and 1992.

    In addition to providing pension benefits, the Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and hourly employees and certain Canadian employees. Employees become eligible for such benefits if they are fully vested in one of the Company's pension plans when they retire from the Company and they begin to draw retirement benefits upon termination of service. Such retiree health care costs were expensed as the claims were paid through December 31, 1992. However, as discussed in Note 1--"Summary of Significant Accounting Policies," effective January 1, 1993, the Company adopted SFAS 106, which required the

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
Company to accrue for its obligation to pay such postretirement health care costs during the employees' years of service, as opposed to when such costs are actually paid. The effect of SFAS 106 on income before interest expense, income taxes, minority interest, extraordinary losses and cumulative effects of accounting changes is not material.

    Net worldwide periodic postretirement benefits costs for 1994 and 1993 included the following components:

(IN MILLIONS)                                                           1994   1993
- ----------------------------------------------------------------------  -----  -----
Service cost-benefits attributed to service during the period.........  $ 1.5  $ 1.0
Interest cost on accumulated postretirement benefit obligation........    6.0    5.5
Net amortization and deferral.........................................     .9   --
                                                                        -----  -----
Net worldwide periodic postretirement benefits costs..................  $ 8.4  $ 6.5
                                                                        -----  -----
                                                                        -----  -----

    Worldwide postretirement benefits costs for retired employees approximated $4.7 million for 1992.

    The following table sets forth the components of the Company's accumulated postretirement benefit obligation and the amount recorded in the Consolidated Balance Sheets:

                                                                           DECEMBER 31, 1994            DECEMBER 31, 1993
                                                                        ------------------------   ---------------------------
(IN MILLIONS)                                                           U.S.   FOREIGN    TOTAL     U.S.     FOREIGN    TOTAL
- ----------------------------------------------------------------------  -----  -------   -------   -------   -------   -------
Accumulated postretirement benefit obligation:
  Retirees............................................................  $15.9   $21.5    $  37.4   $  19.0    $22.5    $  41.5
  Active employees--fully eligible....................................   14.7     2.0       16.7      15.3      3.0       18.3
  Other active employees..............................................   14.7     3.7       18.4      15.5      2.6       18.1
                                                                        -----  -------   -------   -------   -------   -------
Total accumulated postretirement benefit obligation...................   45.3    27.2       72.5      49.8     28.1       77.9
Unrecognized net loss.................................................   (5.5)   (2.1)      (7.6)    (12.6)    (2.1)     (14.7)
                                                                        -----  -------   -------   -------   -------   -------
Postretirement benefit obligation.....................................  $39.8   $25.1    $  64.9   $  37.2    $26.0    $  63.2
                                                                        -----  -------   -------   -------   -------   -------
                                                                        -----  -------   -------   -------   -------   -------

    The Company has not currently funded any of its accumulated postretirement benefit obligation.

    The discount rates used in determining the accumulated postretirement benefit obligation were 9.0 percent at December 31, 1994 and 7.5 percent for U.S. operations and 8.0 percent for Canadian operations at December 31, 1993. The change in the discount rates had the effect of decreasing the total projected benefit obligation at December 31, 1994 by $8.9 million. The assumed health care cost trend rates for substantially all employees used in measuring the accumulated postretirement benefit obligation at December 31, 1994 and 1993 ranged from 7 percent to 13 percent decreasing to ultimate rates of 5.5 percent to 8 percent. If the health care cost trend rate assumptions were increased by 1 percent, the accumulated postretirement benefit obligation at December 31, 1994 and 1993 and the net periodic postretirement benefit cost for the years ended December 31, 1994 and 1993 would have increased by $5.6 million and $6.5 million and by $.7 million and $.6 million, respectively.

    At December 31, 1994, the Company had approximately 8,700 retirees and 29,100 active employees of which approximately 3,400 and 21,400, respectively, were employees of U.S. operations.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT
    Long-term debt consists of the following:

                                                                                                                  DECEMBER 31,
                                                                                                             ----------------------
(IN MILLIONS)                                                                                                   1994        1993
- -----------------------------------------------------------------------------------------------------------  ----------  ----------
SENIOR DEBT:
9.875% senior notes due February 1, 2001...................................................................  $    710.0  $   --
10.75% first mortgage notes due October 1, 2002 (less unamortized debt discount of $3.2)...................       496.8      --
Term loan (8.6% weighted average rate) payable in nine semi-annual installments of $2.0 on April 1 and
 October 1 of each year from 1995 through April 1, 1999, $190.0 on October 1, 1999 and $192.0 on April 1,
 2000......................................................................................................       400.0      --
Revolving credit facility (8.3% weighted average rate) due May 15, 1999....................................        23.0      --
1989 term loans (9.3% and 8.3% weighted average rates for 1994 and 1993, respectively).....................      --           877.7
Additional term loan (7.1% and 6.3% weighted average rates for 1994 and 1993, respectively)................      --           292.9
1989 revolving credit agreements (7.3% and 5.7% weighted average rates for 1994 and 1993, respectively)....      --           263.8
11.875% senior notes due December 1, 1998 (less unamortized discount of $.9 and $1.1)......................       239.1       238.9
11.5% senior notes due October 1, 2004 (less unamortized debt discount of $1.4)............................       198.6      --
12.625% senior notes due July 15, 1998.....................................................................       150.0       150.0
5.375% to 11.625% fixed rate utility systems and pollution control revenue bonds, payable in varying annual sinking fund payments through the year 2010 and varying principal payments through the year 2016 (less
 unamortized debt discount of $7.2 and $7.8)...............................................................       206.2       203.5
Obligations under accounts receivable securitization programs (5.6% and 4.8% weighted average rates) due
 September 15, 1995........................................................................................       253.8       232.4
4.0% to 7.96% term loans payable in varying amounts through 1999...........................................        37.2        41.2
Cartomills variable and fixed rate loans, payable in annual installments through the year 1999.............        11.1        12.2
Other (including obligations under capitalized leases of $9.0 and $11.2)...................................        38.8        43.1
                                                                                                             ----------  ----------
                                                                                                                2,764.6     2,355.7
Less: Current maturities...................................................................................      (276.1)      (17.7)
                                                                                                             ----------  ----------
    Total senior long-term debt............................................................................     2,488.5     2,338.0
                                                                                                             ----------  ----------
SUBORDINATED DEBT:
11.5% senior subordinated notes, payable in two annual sinking fund payments of $57.5 commencing September
 1, 1997 and maturing on September 1, 1999 with a lump sum payment of $115.0...............................       230.0       230.0
10.75% senior subordinated debentures maturing on April 1, 2002 (less unamortized debt discount of $.8 and
 $.9)......................................................................................................       199.2       199.1
8.875% convertible senior subordinated notes maturing on July 15, 2000 (less unamortized debt discount of
 $1.4 and $1.5)............................................................................................       248.6       248.5
10.75% senior subordinated notes maturing on June 15, 1997.................................................       150.0       150.0
11.0% senior subordinated notes maturing on August 15, 1999................................................       125.0       125.0
6.75% convertible subordinated debentures with annual sinking fund payments of $11.5 commencing on February
 15, 2002 and maturing on February 15, 2007 with a lump sum payment of $57.5...............................       115.0       115.0
13.625% subordinated notes maturing on June 1, 1995 (less unamortized debt
 discount of $.2)..........................................................................................      --            98.1
12.125% subordinated debentures with annual sinking fund payments of $14.0 commencing on September 15, 1996 and maturing in the year 2001 with a lump sum payment of $70.0 (including unamortized debt premium of $1.9
 and $2.2 and net of $50.1 repurchased by the Company).....................................................        91.8        92.1
Subordinated note bearing an incremental borrowing rate adjusted annually (10.0% average rate) payable on
 January 18, 1994..........................................................................................      --             4.9
                                                                                                             ----------  ----------
                                                                                                                1,159.6     1,262.7
Less: Current maturities...................................................................................      --            (4.9)
                                                                                                             ----------  ----------
    Total subordinated debt................................................................................     1,159.6     1,257.8
                                                                                                             ----------  ----------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)

                                                                                                                  DECEMBER 31,
                                                                                                             ----------------------
(IN MILLIONS)                                                                                                   1994        1993
- -----------------------------------------------------------------------------------------------------------  ----------  ----------
NON-RECOURSE DEBT OF CONSOLIDATED AFFILIATES:
SVCPI credit facilities (7.1% weighted average rate) maturing December 31, 2002............................       280.2      --
Stone-Consolidated 10.25% senior secured notes due December 15, 2000.......................................       225.0       225.0
Stone-Consolidated 8.0% convertible subordinated debentures maturing on December 31, 2003..................       164.7       174.5
Stone Savannah River obligations (7.4% to 14.125%) (less unamortized debt discount of $1.2)................      --           402.6
Seminole obligation under a senior credit facility (7.3% and 6.4% weighted average rates), payable in
 varying amounts through the year 2000.....................................................................       103.3       120.6
Seminole obligation payable at 13.5% imputed interest rate (less unamortized debt discount of $1.4 and
 $2.4).....................................................................................................         9.8        11.6
Seminole revolving credit agreement (10.5% average rate) due March 27, 1997................................         8.4      --
Seminole 13.5% subordinated notes with annual sinking fund payments of $7.2 and maturing on October 15,
 1996 with a lump sum payment of $14.4.....................................................................        21.6        28.8
                                                                                                             ----------  ----------
                                                                                                                  813.0       963.1
Less: Current maturities...................................................................................       (29.2)     (290.5)
                                                                                                             ----------  ----------
    Total non-recourse debt of consolidated affiliates.....................................................       783.8       672.6
                                                                                                             ----------  ----------
Total long-term debt.......................................................................................  $  4,431.9  $  4,268.4
                                                                                                             ----------  ----------
                                                                                                             ----------  ----------

    In October 1994, the Company sold $500 million principal amount of 10 3/4 percent First Mortgage Notes due October 1, 2002 (the "10 3/4 percent First Mortgage Notes") and $200 million principal amount of 11 1/2 percent Senior Notes due October 1, 2004 (the "11 1/2 percent Senior Notes") (hereafter referred together as the "October Offering"). The 10 3/4 percent First Mortgage Notes and the 11 1/2 percent Senior Notes are redeemable by the Company after September 30, 1999 and interest is payable semi-annually on April 1 and October 1, commencing April 1, 1995. Net proceeds from the sale of these securities were approximately $679.1 million.

    Concurrent with the October Offering, the Company (i) entered into a new credit agreement (the "Credit Agreement") consisting of a $400 million senior secured term loan maturing through April 1, 2000, a $450 million senior secured revolving credit facility commitment maturing May 15, 1999, which includes a $25 million swing-line sub-facility maturing May 15, 1999 (any borrowings under the swing-line sub-facility would reduce the borrowing availability under the revolving credit facility), (ii) repaid all of the outstanding indebtedness and commitments under its previously existing bank credit agreements which had consisted of two term loan facilities, two revolving credit facilities and an additional term loan (the "1989 Credit Agreement") which were then terminated,
(iii) merged the Company's 93 percent owned subsidiary Stone Savannah River into a wholly-owned subsidiary of the Company and, (iv) as described below, repaid or acquired Stone Savannah River's outstanding indebtedness, preferred stock and common stock (collectively, the "October Related Transactions"). In connection with the Stone Savannah River merger, the Company (i) repaid all the indebtedness outstanding under and terminated Stone Savannah River's bank credit agreement, (ii) redeemed the $130 million principal amount of Stone Savannah River's 14 1/8 percent Senior Subordinated Notes due 2000 for approximately
$139.2 million, equal to the principal amount and the applicable premium percentage of the principal amount, plus accrued interest, (iii) redeemed on November 14, 1994 the 425,243 outstanding shares of Series A Cumulative Redeemable Exchangeable Preferred Stock of Stone Savannah River not owned by the Company for approximately $52 million, representing the applicable premium percentage of the principal amount plus accrued and unpaid dividends, and (iv) acquired the 72,346 outstanding shares of common stock of Stone Savannah River not owned by the Company. The Credit Agreement also provides for the issuance of letters of credit which to the extent utilized serve to reduce borrowing availability under the revolving credit facility of the Credit Agreement. The completion of the October Offering, together with the October Related Transactions, has

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)
extended the scheduled amortization obligations and final maturities of more than $1 billion of the Company's indebtedness and improved the Company's liquidity and financial flexibility by, among other things, providing for the $450 million senior secured revolving credit facility commitment under the Credit Agreement.

    The Credit Agreement permits the Company to choose among various interest rate options for the revolving credit facility and the term loan and to specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. The applicable interest rate options available to the Company are: (i) under the revolving credit facility (a) the higher of (1) Bankers Trust Company's prime rate and (2) the Federal Funds Effective Rate plus 1/2 of 1 percent (the alternative base rate ("ABR")), plus, in the case of (1) or (2), 1 5/8 percent per annum or (b) the London Interbank Offered Rate ("LIBOR") plus 2 5/8 percent per annum; (ii) under the swing-line sub-facility, ABR plus 1 5/8 percent per annum and (iii) under the term loan, ABR plus 2 1/8 percent per annum or LIBOR plus 3 1/8 percent per annum. Upon achievement of specified indebtedness ratios and cash flow coverage ratios or other performance related tests, the interest rate margins for the revolving credit facility (including the swing-line sub-facility) will be reduced. Additionally, the Company pays a 1/2 percent commitment fee on the unused portions of the revolving credit facility and pays 2 5/8 percent over LIBOR less 1/2 percent plus a facing fee on letters of credit issued under the revolving credit facility.

    At December 31, 1994, the $426.4 million of borrowings and accrued interest outstanding under the Credit Agreement were secured by property, plant and equipment with a net book value of $1.23 billion, and by a lien on certain of the Company's inventories. Additionally, other loan agreements with a net book value of $1.42 billion were collateralized by approximately $1.26 billion of property, plant and equipment-net and an investment and by $376.4 million of cash, accounts receivable and inventories.

    In February 1994, the Company sold $710 million principal amount of 9 7/8 percent Senior Notes due February 1, 2001 and 18.97 million shares of common stock for an additional $289.3 million at $15.25 per common share (the "February Offerings"). The net proceeds from the February Offerings of approximately $962 million, were used as follows: (i) approximately $652 million was used to prepay all of the 1995 and portions of the 1996 and 1997 scheduled amortizations under the Company's then existing 1989 Credit Agreement including the ratable amortization payment under the revolving credit facilities of the 1989 Credit Agreement; (ii) to redeem the Company's 13 5/8 percent Subordinated Notes due 1995 at a price equal to par, approximately $98 million principal amount, plus accrued interest to the redemption date; (iii) approximately $136 million was used to repay the outstanding borrowings under the Company's revolving credit facilities of the 1989 Credit Agreement without reducing the commitments thereunder; and (iv) provided incremental liquidity in the form of cash. The 9 7/8 percent Senior Notes are redeemable by the Company on or after February 1, 1999. Interest is payable semi-annually commencing August 1, 1994 and continuing each February 1 and August 1 until maturity.

    As a result of the debt prepayments associated with the October Offering and Related Transactions and the February Offerings, the Company's 1994 results reflect charges of $61.6 million, net of income tax benefit of $36.5 million, for the write-off of unamortized deferred debt issuance costs and other costs associated with the debt that was repaid. Such charges are reflected as extraordinary losses from the early extinguishments of debt in the Company's Consolidated Statement of Operations for the year ended December 31, 1994.

    As a result of the consolidation of SVCPI (see Note 3--"Acquisitions/Dispositions") the Company's Consolidated Balance Sheet at December 31, 1994 includes the debt of this subsidiary. Such debt is solely the obligation of SVCPI and is without recourse to the Company.

    At December 31, 1993, certain long-term debt of Stone Savannah River had been classified as current in accordance with the provisions of Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations When a Violation is Waived by the Creditor". Such debt was fully repaid as part of the October Offering and the October Related Transactions.

    On July 6, 1993, the Company sold $150 million principal amount of 12 5/8 percent Senior Notes due July 15, 1998 (the "12 5/8 percent Senior Notes"). The 12 5/8 percent Senior Notes are not redeemable by the Company prior to maturity. Interest is payable semi-annually on January 15 and July 15, commencing January 15, 1994.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)
    Also on July 6, 1993, the Company sold, in a private transaction, $250 million principal amount of 8 7/8 percent Convertible Senior Subordinated Notes due July 15, 2000 (the "8 7/8 percent Convertible Senior Subordinated Notes"). The Company filed a shelf registration statement registering the 8 7/8 percent Convertible Senior Subordinated Notes for resale by the holders thereof, which was declared effective August 13, 1993. The 8 7/8 percent Convertible Senior Subordinated Notes are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $11.55 per share of common stock, subject to adjustment in certain events. Additionally, the 8 7/8 percent Convertible Senior Subordinated Notes are redeemable, at the option of the Company, in whole or in part, on and after July 15, 1998. Interest is payable semi-annually on January 15 and July 15, commencing January 15, 1994.

    The net proceeds of approximately $386 million received from the sales of the 12 5/8 percent Senior Notes and the 8 7/8 percent Convertible Senior Subordinated Notes were used by the Company to repay bank indebtedness.

    In December 1993, Stone-Consolidated sold $173.3 million of 8 percent convertible subordinated debentures as part of the Units Offering. Concurrent with the Units Offering, Stone-Consolidated sold $225 million of 10 1/4 percent Senior Secured Notes maturing on December 15, 2000 in a public offering in the United States. See Note 4--"Public Offering of Stock of a Subsidiary", for further details.

    The Company has an accounts receivable securitization program consisting of two tranches whereby various of its subsidiaries sell certain of their accounts receivable to one of two wholly-owned subsidiaries of the Company, Stone Financial Corporation ("Stone Fin") or Stone Fin II Receivables Corporation ("Stone Fin II"). In accordance with the program, Stone Fin and Stone Fin II purchase, on an ongoing basis, certain of the accounts receivable of various subsidiaries. These accounts receivable are purchased by Stone Fin and Stone Fin II with proceeds provided primarily from borrowings under their respective revolving credit facilities. Stone Fin has a $185 million revolving credit facility and Stone Fin II has a $90 million revolving credit facility, both of which mature in September 1995. The purchased accounts receivable are solely the assets of either Stone Fin or Stone Fin II, both of which are wholly-owned but separate corporate entities of the Company, with their own separate creditors. In the event of a liquidation of Stone Fin or Stone Fin II, such creditors would be entitled to satisfy their claims from Stone Fin or Stone Fin II, as the case may be, prior to any distribution to the Company. At December 31, 1994, the Company's Consolidated Balance Sheet included $226.0 million and $100.3 million, respectively, of Stone Fin and Stone Fin II accounts receivable and $187.8 million and $66.0 million, respectively, of borrowings under the program. At December 31, 1993, the Company's Consolidated Balance Sheet included $175.6 million and $124.4 million, respectively, of Stone Fin and Stone Fin II accounts receivable and $150.5 million and $81.9 million, respectively, of borrowings under the program. The Company is currently planning to refinance its accounts receivable securitization program. The proposed refinancing is currently contemplated to approximate $300 million of receivables financing which would have a 5-year maturity together with a supplementary revolving credit facility. The proposed refinancing is subject to the placement and execution of definitive documentation.

    The amounts of long-term debt outstanding at December 31, 1994 maturing during the next five years are as follows:

(IN MILLIONS)
- ------------------------------
1995..........................  $ 302.6
1996..........................     65.2
1997..........................    280.8
1998..........................    503.1
1999..........................    523.6
Thereafter....................  3,052.9

    The 1995 maturities include $253.8 million outstanding under Stone Fin's and Stone Fin II's revolving credit facilities. Stone Fin and Stone Fin II have the option, subject to bank consents, to extend or refinance such obligations beyond 1995. As previously mentioned, the Company intends to refinance the Stone Fin and Stone Fin II obligations in 1995.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)

    Amounts payable under capitalized lease agreements are excluded from the above tabulation. See Note 13 for capitalized lease maturities.

    Borrowings under the Credit Agreement are secured with a significant portion of the assets of the Company. The Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios consisting of an indebtedness ratio and a minimum interest coverage ratio and certain restrictions and limitations, including those on capital expenditures, changes in control, payment of dividends, sales of assets, lease payments, investments, additional borrowings, liens, repurchases or prepayment of certain indebtedness, guarantees of indebtedness, mergers and purchases of stock and assets. The Credit Agreement also contains cross-default provisions to the indebtedness of $10 million or more of the Company and certain subsidiaries, as well as cross-acceleration provisions to the non-recourse debt of $10 million or more of Stone-Consolidated, Seminole and SVCPI. Additionally, the term loan portion of the Credit Agreement provides for mandatory prepayments from sales of certain assets, certain debt financings and a percentage of excess cash flow (as defined). The Company's bank lenders at their option may waive the receipt of any mandatory prepayment. The amortizations for each semi-annual period is 1/2 of 1 percent of the principal amount of the outstanding term loans and all mandatory and voluntary prepayments are allocated against the term loan amortizations in inverse order of maturity. Mandatory prepayments from sales of collateral, unless replacement collateral is provided, will be applied ratably to the term loan and revolving credit facility, permanently reducing the loan commitments under the Credit Agreement. Further, the Credit Agreement limits, except in certain specific circumstances, any additional investments by the Company in Stone-Consolidated, Seminole and SVCPI.

    In 1994, the Company entered into two long-term interest rate swap transactions related to $250 million of certain fixed rate indebtedness. These swaps effectively reduced the interest expense pertaining to such debt during 1994. Also, in March of 1994, an interest rate swap contract which had fixed the interest rate on $150 million of bank indebtedness at 12.9 percent, expired. In 1993, the Company sold, prior to their expiration date, certain interest rate swaps and cross currency swaps associated with certain U.S. dollar denominated bank indebtedness of Stone-Canada. The net proceeds of approximately $34.9 million received from the sale of these swaps were primarily used to repay bank indebtedness.

NOTE 11--LIQUIDITY MATTERS
    The Company's liquidity and financial flexibility was adversely affected by the net losses incurred during the past four years. The Company improved its liquidity and financial flexibility through the completion of: (i) the October Offering and the October Related Transactions; and (ii) the February Offerings as discussed in Note 10-- "Long-term Debt". At December 31, 1994, the Company had borrowing availability of $350 million (net of letters of credit which reduce the amount available to be borrowed) under its $450 million revolving credit facility. Additionally, at December 31, 1994, Stone-Consolidated, a non-recourse subsidiary of the Company, had no borrowings outstanding under its $100 million revolving credit facility. (All amounts presented for Stone-Consolidated are in U.S. dollars, unless otherwise indicated). Notwithstanding these improvements in the Company's liquidity and financial flexibility, the Company will be required in the future to generate sufficient cash flows to fully meet the Company's debt service requirements. Included in the Company's current maturities of debt at December 31, 1994 are $253.8 million of obligations related to the Company's accounts receivable securitization program that mature September 15, 1995 (see Note 10--"Long-term Debt"). While the Company is in the process of refinancing such obligations, no assurance can be given that it will be successful in doing so. In the event this refinancing is not consummated, management nevertheless believes that operating cash flows and borrowing availability under the Credit Agreement will provide more than sufficient liquidity for the Company to meet its 1995 and 1996 debt service requirements. Beginning in 1997 and continuing thereafter, the Company will be required to make significant amortization payments on its existing indebtedness. In the event the Company is unable to generate sufficient operating cash flows to fully meet such debt service requirements, it may deplete a substantial portion of its cash resources and borrowing availability under its revolving credit facility. In such event, the Company would be required to pursue other alternatives to improve liquidity, including cost reductions, sales of assets, the deferral of certain capital expenditures and/or obtaining additional sources of funds.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--FINANCIAL INSTRUMENTS
    At December 31, 1994 and 1993, the carrying values and fair values of the Company's financial instruments are listed below:

                                                      DECEMBER 31,
                                          -------------------------------------
                                                1994                1993
                                          -----------------  ------------------
                                          CARRYING   FAIR    CARRYING    FAIR
(IN MILLIONS)                             AMOUNT    VALUE     AMOUNT    VALUE
- ----------------------------------------  -------  --------  --------  --------
Notes receivable and long-term
 investments............................  $ 136.2  $  135.4  $   98.0  $   84.0
Senior debt.............................  2,755.6   2,728.0   2,344.5   2,362.8
Subordinated debt.......................  1,159.6   1,302.9   1,262.6   1,189.5
Non-recourse debt of consolidated
 affiliates.............................    813.0     840.3     963.1   1,002.3
Standby letters of credit-payable.......       .4        .4        .4        .4
Interest rate swaps in receivable
 (payable) position.....................       .4     (33.3)     (2.6)     (4.2)

    The fair values of notes receivable and certain investments are based on discounted future cash flows or the applicable quoted market price. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues. The fair value of the letters of credit is based on fees currently charged for similar agreements. The face amount on the letters of credit was $88.3 million and $76.1 million at December 31, 1994 and 1993, respectively. The fair value of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would pay to terminate agreements, taking into consideration the current interest rate and market conditions. The Company does not hold or issue financial instruments for trading purposes.

    The Company is party to two interest rate swap contracts with durations of five and ten years to hedge against interest rate exposures on $250 million of certain fixed rate indebtedness. The separate contracts have the effect of converting the fixed rate of interest into a floating interest rate on $100 million of the 9 7/8 percent Senior Notes and on $150 million of the 11 1/2 percent Senior Notes. These interest rate swap contracts were entered into in order to balance the Company's fixed-rate and floating-rate debt portfolios. Under the interest rate swaps, the Company agrees with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. While the Company is exposed to credit loss on its interest-rate swaps in the event of nonperformance by the counterparties to such swaps, management believes that such nonperformance is unlikely to occur given the financial resources of the counterparties.

    The following table indicates the weighted average receive rate and pay rate during 1994 relating to the interest rate swaps outstanding at December 31, 1994:

                                                         1994
                                                        -------
Interest rate swap--notional amount (in
 millions)........................................      $ 150.0
  Average receive rate (fixed)....................         6.0%
  Average pay rate................................         4.4%

Interest rate swap-notional amount (in
 millions)........................................      $ 100.0
  Average receive rate (fixed)....................         5.6%
  Average pay rate................................         4.5%

    The average pay rate for both interest rate swaps is the six month LIBOR.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--LONG-TERM LEASES
    The Company leases certain of its facilities and equipment under leases expiring through the year 2023.

    Future minimum lease payments under capitalized leases and their present value at December 31, 1994, and future minimum rental commitments (net of sublease rental income and exclusive of real estate taxes and other expenses) under operating leases having initial or remaining non-cancellable terms in excess of one year, are reflected below:

                                          CAPITALIZED       OPERATING
(IN MILLIONS)                                LEASES          LEASES
- ----------------------------------------  ------------      ---------
1995....................................  $       3.4       $   74.5
1996....................................          2.6           63.9
1997....................................          1.8           56.6
1998....................................           .9           48.9
1999....................................           .8           39.5
Thereafter..............................          1.6          139.8
                                               ------       ---------
Total minimum lease payments                     11.1       $  423.2
                                                            ---------
                                                            ---------
Less: Imputed interest                           (2.1)
                                               ------
Present value of future minimum lease
 payments...............................  $       9.0
                                               ------
                                               ------

    Minimum lease payments for capitalized leases have not been reduced by minimum sublease rental income of $.9 million due in the future under a non-cancellable lease.

    Rent expense for operating leases, including leases having a duration of less than one year, was approximately $87 million in 1994, $83 million in 1993 and $84 million in 1992.

NOTE 14--PREFERRED STOCK
    The Company has authorized 10,000,000 shares of preferred stock, $.01 par value, of which 4.6 million shares are outstanding at December 31, 1994. Shares of preferred stock can be issued in series with varying terms as determined by the Board of Directors.

    On February 20, 1992, the Company issued 4.6 million shares of $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock") at $25.00 per share. Dividends on the Series E Cumulative Preferred Stock are payable quarterly when, as and if declared by the Company's Board of Directors. The Series E Cumulative Preferred Stock is convertible, at the option of the holder at any time, into shares of the Company's common stock at a conversion price of $33.94 per share of common stock (adjusted for the 2 percent common stock dividend issued September 15, 1992), subject to adjustment under certain conditions. The Series E Cumulative Preferred Stock may alternatively be exchanged, at the option of the Company, on any dividend payment date commencing February 15, 1994, for the Company's 7 percent Convertible Subordinated Exchange Debentures due February 15, 2007 (the "Exchange Debentures") in a principal amount equal to $25.00 per share of Series E Cumulative Preferred Stock so exchanged. The Exchange Debentures would be virtually identical to the 6 3/4 percent Subordinated Debentures, except that the Exchange Debentures would bear interest at the rate of 7 percent per annum and the interest payment dates would differ. Additionally, the Series E Cumulative Preferred Stock is redeemable at the option of the Company, in whole or from time to time in part, on and after February 16, 1996. The net proceeds of $111 million from the sale of the Series E Cumulative Preferred Stock were used to prepay bank indebtedness.

    The Company paid cash dividends during the first two quarters of 1993 on its Series E Cumulative Preferred Stock. However, due to the restrictive provisions in the Company's indentures, of which the most restrictive provision is contained in the Senior Subordinated Indenture, dated March 15, 1992 (the "Senior Subordinated Indenture") relating to the Company's 10 3/4 percent Senior Subordinated Notes, its 11 percent Senior Subordinated Notes and its 10 3/4 percent Senior Subordinated Debentures, the Board of Directors did not declare the scheduled August 15, 1993, November 15, 1993 or the February 15, 1994 quarterly dividend of $.4375 per share on the 4.6 million shares of

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--PREFERRED STOCK (CONTINUED)
Series E Cumulative Preferred Stock nor was it permitted to declare or pay future dividends on the Series E Cumulative Preferred Stock until the Company generated income, or effected certain sales of capital stock, to replenish the "dividend pool" under various of its debt instruments.

    As a result of the February Offerings discussed in Note 10--"Long-term Debt", the "dividend pool" established by the restrictions on payment of dividends under the Senior Subordinated Indenture was replenished from the sale of the common shares. On May 16, 1994, the Company paid both a regular quarterly cash dividend of $.4375 per share and a cumulative cash dividend of $1.3125 per share on the Company's Series E Cumulative Preferred Stock to stockholders of record on April 15, 1994. The cumulative cash dividend fully satisfied all accumulated dividends in arrears on the Series E Cumulative Preferred Stock at that time. As a result of net losses in the 1994 second and third quarters, the dividend pool had been subsequently depleted and, accordingly, the Company's Board of Directors did not declare the scheduled August 15, 1994, November 15, 1994 or the February 15, 1995 quarterly dividend of $.4375 on the 4.6 million shares of Series E Cumulative Preferred Stock. The dividend pool was partially replenished with the net income from the fourth quarter of 1994. At December 31, 1994, the dividend pool in the Senior Subordinated Indenture had a deficit of approximately $103 million. In the event the Company has six quarterly dividends which remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment. The dividend pool under the Credit Agreement will be calculated from October 1, 1994. Irrespective of the amount available in the dividend pool under the Credit Agreement, the Credit Agreement permits dividends to be paid on the Series E Cumulative Preferred Stock if there is an available dividend pool under the Senior Subordinated Indenture.

REDEEMABLE PREFERRED STOCK OF A CONSOLIDATED AFFILIATE:

    The Company's Consolidated Balance Sheet at December 31, 1993 includes the Series A Cumulative Redeemable Exchangeable Preferred Stock (the "Series A Preferred Stock") of Stone Savannah River. Stone Savannah River had authorized 650,000 shares of Series A Preferred Stock, of which 637,900 shares, having a total liquidation preference of $63.8 million, were outstanding at December 31, 1993. The Company owned one-third of the Series A Preferred Stock and eliminated such investment in consolidation. As discussed in Note 10--"Long-term Debt", as part of the October Related Transactions, the Company redeemed the remaining 425,243 outstanding shares of Series A Preferred Stock of Stone Savannah River not owned by the Company for approximately $52 million, representing the applicable premium percentage of the principal amount plus accrued and unpaid dividends.

    The Series A Preferred Stock, $.01 par value, liquidation preference $100 per share, was cumulative with dividends of $15.375 per annum payable quarterly when, as and if declared by Stone Savannah River's Board of Directors. On or prior to December 15, 1993, dividends were payable through the issuance of additional shares of Series A Preferred Stock; thereafter, such dividends were payable in cash. Stock dividends of approximately $6.0 million in 1993 and $5.1 million in 1992 representing approximately 60,000 shares and 51,000 shares, respectively, were distributed to shareholders other than the Company.

SERIES F PREFERRED STOCK:

    As a result of a cash payment by the Company in 1994 as settlement for the exchange agreement between the Company and Venezalona de Pulpa y Papel ("Venepal"), a Venezuelan pulp and paper company, the authorized 400,000 shares of 7 percent Series F Cumulative Convertible Exchangeable Preferred Stock will be cancelled.

NOTE 15--COMMON STOCK
    The Company has authorized 200,000,000 shares of common stock, $.01 par value, of which 90,396,099 shares were outstanding at December 31, 1994.

    In February 1994, the Company issued 18.97 million shares of common stock at $15.25 per share. See also Note 10--"Long-term Debt."

    The Company has restrictions on the payment of cash dividends on its common stock under certain of the Company's Indentures and under its Credit Agreement. Cash dividends on common stock cannot be declared and

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--COMMON STOCK (CONTINUED)
paid until the Company fully satisfies all accumulated preferred stock dividends in arrears (see also Note 14-- "Preferred Stock") and there is an available dividend pool under the Senior Subordinated Indenture and under the Credit Agreement.

    On September 15, 1992, the Company issued a 2 percent stock dividend to common stockholders of record August 25, 1992. The stock dividend was effected by the issuance of one share of common stock for every 50 shares of common stock held. Accordingly, all amounts per common share and the weighted average number of common shares for all periods included in the consolidated financial statements have been retroactively adjusted to reflect this stock dividend.

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

STOCK OWNERSHIP AND OPTION PLANS:

    The Company's Board of Directors adopted an Incentive Stock Option Plan, effective January 1, 1993, which replaced a previous plan. The plan authorizes 1,530,000 shares of common stock. The plan provides for the issuance of either incentive stock options or non-qualified stock options for the purchase of common shares at prices not less than 100 percent of the market value of such shares on the date of grant. The options are exercisable, in whole or in part, after one year but no later than ten years from the date of the respective grant. No accounting recognition is given to stock options until they are exercised, at which time the option price received is credited to common stock.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--COMMON STOCK (CONTINUED)
    Transactions under the stock option plans are summarized as follows:

                                                          OPTION        OPTION PRICE
                                                          SHARES         PER SHARE*
                                                         ---------      ------------
Outstanding January 1, 1992............................    564,835      $ 4.98-29.29
  Granted..............................................     --               --
  Exercised............................................    (22,950)       4.98-29.29
  Adjustment for 2 percent stock dividend..............     10,707        8.74-29.29
  Cancelled............................................     (6,561)             6.01
                                                         ---------      ------------
Outstanding December 31, 1992..........................    546,031        8.74-29.29
  Granted..............................................     --               --
  Exercised............................................     --               --
  Cancelled............................................     --               --
                                                         ---------      ------------
Outstanding December 31, 1993..........................    546,031        8.74-29.29
  Granted..............................................    670,000             13.38
  Exercised............................................     (9,691)       8.74-13.38
  Cancelled............................................   (164,055)       8.74-29.29
                                                         ---------      ------------
Outstanding December 31, 1994..........................  1,042,285        8.74-29.29
                                                         ---------
                                                         ---------
Options exercisable at December 31,
  1994.................................................    395,285        8.74-29.29
  1993.................................................    546,031        8.74-29.29
Options available for grant at December 31,
  1994.................................................    880,500
  1993.................................................  1,530,000

- ---------
* Adjusted for the 2 percent stock dividend issued September 15, 1992.

    Additionally, the Company's Long-Term Incentive Program provides for contingent awards of restricted shares of common stock and cash to certain key employees. The payment of the cash portion of the awards granted will depend on the extent to which the Company has met certain long-term performance goals as established by a committee of outside directors. The compensation related to this program is amortized over the related five-year restricted periods. The charge (credit) to compensation expense under this plan was $3.6 million, $(1.2) million and $3.6 million in 1994, 1993 and 1992, respectively. In 1993, prior cash awards that had been accrued were deemed to be not payable due to the financial results of the Company. Under the 1992 plan, 1,800,000 shares have been reserved for issuance, of which 249,655, 186,253 and 120,834 shares were granted in 1994, 1993 and 1992, respectively. At December 31, 1994, there were 1,248,376 shares available for grant.

NOTE 16--RELATED PARTY TRANSACTIONS
    The Company sells paperboard to various non-consolidated affiliates including MacMillian Bathurst, FCP Group and Laimbeer Packaging Company, each of which is 50 percent owned, and Mannkraft Corporation and ORPACK, each of which is 49 percent owned. Such transactions are primarily at market prices.

    The following table summarizes the Company's sales to and receivable balances due from its non-consolidated affiliates at the end of each year presented.

                                           YEAR ENDED DECEMBER 31,
                                          -------------------------
(IN MILLIONS)                              1994     1993     1992
- ----------------------------------------  -------  -------  -------
Sales to................................  $ 137.7  $ 120.3  $  94.8
Net receivable from.....................     35.0     18.2     26.3

    The  Company  has   outstanding  loans  and   interest  receivable  from   a
non-consolidated affiliate of approximately $7.8 million and $3.4 million at December 31, 1994 and 1993, respectively.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--ADDITIONAL INFORMATION RELATING TO THE CONSOLIDATED FINANCIAL
STATEMENTS

OTHER OPERATING (INCOME) EXPENSE -- NET:

    The major components of other operating (income) expense -- net are as follows:

                                           YEAR ENDED DECEMBER 31,
                                          -------------------------
(IN MILLIONS)                              1994     1993     1992
- ----------------------------------------  -------  -------  -------
Gain from an involuntary conversion at a
 paper mill.............................  $ (22.0) $ --     $ --
Gains on sales of investments or
 assets.................................    (13.8)   (40.7)   --
Loss on writedown of investments........      1.4      3.4      8.8
Writedown of decommissioned assets......    --        19.2      4.0
Writedown of certain receivables to net
 realizable value.......................    --        14.2    --
Other...................................    --         8.6    --
                                          -------  -------  -------
Total other operating (income) expense
 -- net.................................  $ (34.4) $   4.7  $  12.8
                                          -------  -------  -------
                                          -------  -------  -------

INTEREST EXPENSE:

                                           YEAR ENDED DECEMBER 31,
                                          -------------------------
(IN MILLIONS)                              1994     1993     1992
- ----------------------------------------  -------  -------  -------
Total interest cost incurred............  $ 460.7  $ 437.5  $ 433.5
Interest capitalized....................     (4.7)   (10.8)   (47.4)
                                          -------  -------  -------
Interest expense........................  $ 456.0  $ 426.7  $ 386.1
                                          -------  -------  -------
                                          -------  -------  -------

PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

    Selling, general and administrative expenses include provisions for doubtful accounts and notes receivable of $6.6 million for 1994, $12.2 million for 1993 and $8.3 million for 1992.

OTHER (INCOME) EXPENSE -- NET:

    The major components of other (income) expense -- net are as follows:

                                            YEAR ENDED DECEMBER 31,
                                          ----------------------------
(IN MILLIONS)                               1994      1993      1992
- ----------------------------------------  --------  --------  --------
Interest income.........................  $  (20.9) $  (11.2) $  (11.5)
Dividend income.........................       (.4)      (.4)      (.8)
Foreign currency transaction losses.....      15.8      11.8      15.0
Other...................................      (3.4)     (2.9)     (8.6)
                                          --------  --------  --------
Total other (income) expense -- net.....  $   (8.9) $   (2.7) $   (5.9)
                                          --------  --------  --------
                                          --------  --------  --------

ASSETS HELD FOR SALE:

    The Company ceased operations of three wood products facilities in the Pacific Northwest and intends on divesting the assets of these facilities as appropriate opportunities arise during 1995. Accordingly, such net assets of approximately $60 million are included in other current assets within the December 31, 1994 Consolidated Balance Sheet.

INVESTMENTS IN NON-CONSOLIDATED AFFILIATES:

    The Company had investments in non-consolidated affiliates of $345.4 million and $107.2 million at December 31, 1994 and 1993, respectively. These amounts are included in other long-term assets in the Company's Consolidated Balance Sheets. See Note 16 for discussion of the transactions between the Company and its major non-consolidated affiliates.

LONG-TERM NOTE RECEIVABLE:

    The Company had a net receivable with a domestic customer of approximately $90 million at December 31, 1994. Of this amount, approximately $77 million is included in other long-term assets with the remaining amount reflected in

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--ADDITIONAL INFORMATION RELATING TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) accounts and notes receivable in the Company's Consolidated Balance Sheet. The seven year interest bearing note requires quarterly payments which commenced in the first quarter of 1995. The Company believes this note receivable, which is partially guaranteed, is fully recoverable.

ACCRUED AND OTHER CURRENT LIABILITIES:

    The major components of accrued and other current liabilities are as follows:

                                             DECEMBER 31,
                                          ------------------
(IN MILLIONS)                               1994      1993
- ----------------------------------------  --------  --------
Accrued interest........................  $  110.8  $   68.2
Accrued payroll, related taxes and
 employee benefits......................      98.8      85.8
Other...................................     146.1     131.7
                                          --------  --------
Total accrued and other current
 liabilities............................  $  355.7  $  285.7
                                          --------  --------
                                          --------  --------

OTHER LONG-TERM LIABILITIES:

    Included in other long-term liabilities at December 31, 1994 and 1993 is approximately $47.0 million and $52.3 million, respectively, of deferred income relating to the October 1992 sale of an energy contract at the Company's Hopewell mill. This amount is being amortized over a 12 year period.

NOTE 18--COMMITMENTS AND CONTINGENCIES
    At December 31, 1994, the Company, excluding Seminole and SVCPI, had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $75.8 million of which $49.9 million relates to Stone-Consolidated. Seminole and SVCPI had, at December 31, 1994, commitments outstanding for capital expenditures of approximately $.4 million and $.1 million, respectively.

    The Credit Agreement limits, except in certain specific circumstances, any further investments by the Company in Stone-Consolidated and Seminole. Seminole had incurred substantial indebtedness in connection with project financings and is significantly leveraged. As of December 31, 1994, Seminole had $143.1 million in outstanding indebtedness (including $111.7 million in secured indebtedness owed to bank lenders). Seminole produces 100 percent recycled linerboard and is dependent upon an adequate supply of recycled fiber, in particular old corrugated containers ("OCC"). The Company in 1986 entered into an output purchase agreement with Seminole under which it is obligated to purchase and Seminole is obligated to sell to the Company all of Seminole's linerboard production. Under the agreement, the Company paid fixed prices for linerboard, which generally exceeded market prices, until June 3, 1994. Subsequent to that date, the Company began purchasing linerboard at market prices and will continue to do so for the remainder of the agreement which is scheduled to expire on December 31, 2000. Seminole did not comply with certain financial covenants at September 30, 1994 and accordingly, had received waivers and amendments with respect to such covenants from its bank lenders for periods up to and including June 30, 1995. Additionally, Seminole is in the process of seeking and expects to receive future covenant relief from certain of its other financial covenants covering the periods from March 31, 1995 through March 29, 1996. There can be no assurance that Seminole will not require additional waivers in the future or, if required, that the lenders will grant them. Furthermore, in the event that management determines that it is probable that Seminole will not be able to comply with any covenant contained in the Seminole credit agreement within twelve months after the waiver of a violation of such covenant, then certain Seminole debt would be reclassified as short-term debt under the provisions of Emerging Issues Task Force Issue No. 86-30 "Classification of Obligations When a Violation is Waived By the Creditor". Depending upon the level of market prices and the cost and supply of recycled fiber, Seminole may need to undertake additional measures to meet its financial covenants and its debt service requirements, including obtaining additional sources of funds or liquidity, postponing or restructuring of debt service payments or refinancing the indebtedness. In the event that such measures are required and are not successful, and such indebtedness is accelerated by the respective lenders to Seminole, the lenders to the Company under the Credit Agreement and various other of its debt instruments would be entitled to accelerate the indebtedness owed by the Company.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Additionally, the Credit Agreement contains cross-acceleration provisions relating to the non-recourse debt of SVCPI. At December 31, 1994, SVCPI had approximately $288 million in secured indebtedness owed to bank lenders. The Credit Agreement allows, under certain specific circumstances, for the Company to make further investments in SVCPI, if necessary.

    Under certain timber contracts, title passes as the timber is cut. These are considered to be commitments and are not recorded until the timber is removed. At December 31, 1994 commitments on such contracts, which run through 1998, were approximately $8 million.

    The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has in the past made significant capital expenditures to comply with water, air and solid and hazardous waste regulations and expects to make significant expenditures in the future. Capital expenditures for environmental control equipment and facilities were approximately $53 million in 1994 and the Company anticipates that 1995 and 1996 environmental capital expenditures will approximate $95 million and $67 million, respectively (exclusive of any potential expenditures which may be required if the proposed "cluster rules" described below are adopted). Included in these amounts are capital expenditures for Stone-Consolidated which were approximately $32 million in 1994 and are anticipated to approximate $56 million in 1995 and $19 million in 1996. Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments which cannot be predicted at this time, the Company anticipates that these costs will increase when final "cluster rules" are adopted and as other environmental regulations become more stringent.

    In December 1993, the U.S. Environmental Protection Agency (the "EPA") issued a proposed rule affecting the pulp and paper industry. These proposed regulations, informally known as the "cluster rules," would make more stringent requirements for discharge of wastewaters under the Clean Water Act and would impose new requirements on air emissions under the Clean Air Act. Pulp and paper manufacturers (including the Company) have submitted extensive comments to the EPA on the proposed regulations in support of the position that requirements under the proposed regulations are unnecessarily complex, burdensome and environmentally unjustified. The EPA has indicated that it may reopen the comment period on the proposed regulations to allow review and comment on new data that the industry will submit to the agency on the industry's air toxic emissions. It cannot be predicted at this time whether the EPA will modify the requirements in the final regulations which are currently scheduled to be issued in 1996, with compliance required within three years from such date. The Company is considering and evaluating the potential impact of the rules, as proposed, on its operations and capital expenditures over the next several years. Estimates, based on the currently proposed regulations, indicate that the Company could be required to make capital expenditures of $350-$450 million during the period of 1996 through 1998 in order to meet the requirements of the rules. In addition, annual operating expenses would increase by as much as $20 million beginning in 1998. The ultimate financial impact of the regulations cannot be accurately estimated at this time but will be affected by several factors, including the actual requirements imposed under the final rule, advancements in control process technologies, possible reconfiguration of mills and inflation.

    On September 30, 1994, the EPA, Region IV, issued an Administrative Order ("Order") to the Company's Panama City mill pursuant to Section 3008(h) of the Federal Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C. Section6928(h)(l). The Order requires the Company to perform a RCRA Facility Investigation at the Panama City mill together with confirmatory sampling, interim corrective measures and any other activities necessary to correct alleged actual or threatened releases of hazardous substances or hazardous constituents at or from the Panama City mill. The Company has filed a protest and requested a hearing to contest the EPA's RCRA Section 3008(h) jurisdiction over the Pamana City mill. The Company believes that the Panama City mill is not currently a RCRA facility. The corrective measures mandated by the Order would require the Company to conduct extensive groundwater and soil sampling and analyses. The Company does not know at this time the likelihood of success in challenging the Order. Notwithstanding the success in challenging the Order, an owner of property adjacent to the Panama City mill is currently subject to extensive clean-up under RCRA, and the EPA is empowered to require clean-up for materials discharged

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--COMMITMENTS AND CONTINGENCIES (CONTINUED) from the property which may have migrated onto the Panama City mill's property. The Company does not yet know the extent, if any, of such adjacent property owner's responsibility to remediate contamination, if any, at the Panama City mill site.

    In addition, the Company is from time to time subject to litigation and governmental proceedings regarding environmental matters in which injunctive and/or monetary relief is sought. The Company has been named as a potentially responsible party ("PRP") at a number of sites which are the subject of remedial activity under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") or comparable state laws. Although the Company is subject to joint and several liability imposed under Superfund, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Future environmental regulations, including the final "cluster rules," may have an unpredictable adverse effect on the Company's operations and earnings, but they are not expected to adversely affect the Company's competitive position.

    Refer to Notes 10 and 13 for further discussion of the Company's debt, hedging and lease commitments.

    Additionally, the Company is involved in certain litigation primarily arising in the normal course of business. In the opinion of management, the Company's liability under any pending litigation would not materially affect its financial condition or results of operations.

NOTE 19--SEGMENT INFORMATION

BUSINESS SEGMENTS:

    The Company operates principally in two business segments. The paperboard and paper packaging segment is comprised primarily of facilities that produce containerboard, kraft paper, boxboard, corrugated containers and paper bags and sacks. The white paper and other segment consists primarily of facilities that manufacture and sell newsprint, groundwood paper and market pulp. Intersegment sales are accounted for at transfer prices which approximate market prices.

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

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--SEGMENT INFORMATION (CONTINUED)
    Financial information by business segment is summarized as follows:

(IN MILLIONS)                                   1994             1993             1992
- ----------------------------------------     -----------      -----------      -----------
SALES:
Paperboard and paper packaging..........     $4,241.5         $3,810.1         $4,185.7
White paper and other...................      1,549.6          1,295.6          1,381.3
Intersegment............................        (42.4)           (46.1)           (46.3)
                                             -----------      -----------      -----------
  Total sales...........................     $5,748.7         $5,059.6         $5,520.7
                                             -----------      -----------      -----------
                                             -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES,
 MINORITY INTEREST, EXTRAORDINARY LOSSES
 AND CUMULATIVE EFFECTS OF ACCOUNTING
 CHANGES:
Paperboard and paper packaging..........     $  354.2         $  207.4         $  322.1
White paper and other...................         25.4           (158.8)           (75.0)
                                             -----------      -----------      -----------
                                                379.6             48.6            247.1
Interest expense........................       (456.0)          (426.7)          (386.1)
Foreign currency transaction losses.....        (15.8)           (11.8)           (15.0)
General corporate.......................        (70.9)(1)        (73.4)(1)        (70.0)(1)
                                             -----------      -----------      -----------
  Loss before income taxes, minority
   interest, extraordinary losses and
   cumulative effects of accounting
   changes..............................     $ (163.1)        $ (463.3)        $ (224.0)
                                             -----------      -----------      -----------
                                             -----------      -----------      -----------
DEPRECIATION AND AMORTIZATION:
Paperboard and paper packaging..........     $  199.1         $  179.5         $  173.3
White paper and other...................        147.3            156.7            147.9
General corporate.......................         12.5             10.6              8.0
                                             -----------      -----------      -----------
  Total depreciation and amortization...     $  358.9         $  346.8         $  329.2
                                             -----------      -----------      -----------
                                             -----------      -----------      -----------
ASSETS:
Paperboard and paper packaging..........     $3,440.1         $3,436.5         $3,516.3
White paper and other...................      2,884.4          2,977.4          3,143.0
General corporate.......................        680.4(2)         422.8(2)         367.7(2)
                                             -----------      -----------      -----------
  Total assets..........................     $7,004.9         $6,836.7         $7,027.0
                                             -----------      -----------      -----------
                                             -----------      -----------      -----------
CAPITAL EXPENDITURES:
Paperboard and paper packaging..........     $  114.6         $  100.7         $  177.1
White paper and other...................        114.0             45.7            103.4
General corporate.......................          4.0              3.3               .9
                                             -----------      -----------      -----------
  Total capital expenditures............     $  232.6         $  149.7         $  281.4
                                             -----------      -----------      -----------
                                             -----------      -----------      -----------

- ---------
(1) Includes equity in net income (loss) of non-consolidated vertically integrated affiliates as follows: Paperboard and paper packaging segment--$(1.4) in 1994, $(9.2) in 1993 and $(2.9) in 1992 and White paper and other segment--$(6.3) in 1994, $(2.5) in 1993 and $(2.4) in 1992.

(2) Includes investments in non-consolidated vertically integrated affiliates as follows: Paperboard and paper packaging segment--$82.7 in 1994, $77.7 in 1993 and $42.2 in 1992 and White paper and other segment--$262.7 in 1994, $29.5 in 1993 and $31.6 in 1992.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--SEGMENT INFORMATION (CONTINUED)
GEOGRAPHIC SEGMENTS:

    The chart below provides financial information for the Company's operations based on the region in which the operations are located.

                                                               INCOME (LOSS) BEFORE
                                                                   INCOME TAXES,
                                                                MINORITY INTEREST,
                                                               EXTRAORDINARY LOSSES
                                                               AND CUMULATIVE EFFECT
                                    INTER-AREA                   OF AN ACCOUNTING
(IN MILLIONS)         TRADE SALES     SALES       TOTAL SALES         CHANGE               ASSETS
- --------------------  -----------  ------------   -----------  ---------------------   --------------
1994
- --------------------
United States.......  $   4,187.7  $      23.9    $   4,211.6  $     344.0             $   3,393.8
Canada..............        942.0         36.0          978.0         20.3                 2,152.8
Europe..............        619.0      --               619.0         15.3                   777.9
                      -----------  ------------   -----------     --------             --------------
                          5,748.7         59.9        5,808.6        379.6                 6,324.5
Interest expense....                                                (456.0)
Foreign currency
 transaction
 losses.............                                                 (15.8)
General corporate...                                                 (70.9)(1)               680.4(2)
Inter-area
 eliminations.......                     (59.9)         (59.9)     --
                      -----------  ------------   -----------     --------             --------------
Total...............  $   5,748.7  $   --         $   5,748.7  $    (163.1)            $   7,004.9
                      -----------  ------------   -----------     --------             --------------
                      -----------  ------------   -----------     --------             --------------


                                                                   INCOME (LOSS)
                                                               BEFORE INCOME TAXES,
                                                               MINORITY INTEREST AND
                                    INTER-AREA                 CUMULATIVE EFFECT OF
(IN MILLIONS)         TRADE SALES     SALES       TOTAL SALES  AN ACCOUNTING CHANGE        ASSETS
- --------------------  -----------  ------------   -----------  ---------------------   --------------
1993
- --------------------
United States.......  $   3,678.2  $      16.4    $   3,694.6  $     107.1             $   3,256.8
Canada..............        756.2         16.9          773.1        (62.3)                2,374.8
Europe..............        625.2          1.7          626.9          3.8                   782.3
                      -----------  ------------   -----------     --------             --------------
                          5,059.6         35.0        5,094.6         48.6                 6,413.9
Interest expense....                                                (426.7)
Foreign currency
 transaction
 losses.............                                                 (11.8)
General corporate...                                                 (73.4)(1)               422.8(2)
Inter-area
 eliminations.......                     (35.0)         (35.0)     --
                      -----------  ------------   -----------     --------             --------------
Total...............  $   5,059.6  $   --         $   5,059.6  $    (463.3)            $   6,836.7
                      -----------  ------------   -----------     --------             --------------
                      -----------  ------------   -----------     --------             --------------

                                                                   INCOME (LOSS)
                                                               BEFORE INCOME TAXES,
                                                               MINORITY INTEREST AND
                                    INTER-AREA                 CUMULATIVE EFFECT OF
(IN MILLIONS)         TRADE SALES     SALES       TOTAL SALES  AN ACCOUNTING CHANGE        ASSETS
- --------------------  -----------  ------------   -----------  ---------------------   --------------
1992
- --------------------
United States.......  $   3,908.5  $      28.9    $   3,937.4  $     300.3             $   3,406.0
Canada..............        770.4         20.0          790.4        (94.7)                2,375.6
Europe..............        841.8          5.1          846.9         41.5                   877.7
                      -----------  ------------   -----------     --------             --------------
                          5,520.7         54.0        5,574.7        247.1                 6,659.3
Interest expense....                                                (386.1)
Foreign currency
 transaction
 losses.............                                                 (15.0)
General corporate...                                                 (70.0)(1)               367.7(2)
Inter-area
 eliminations.......                     (54.0)         (54.0)     --
                      -----------  ------------   -----------     --------             --------------
Total...............  $   5,520.7  $   --         $   5,520.7  $    (224.0)            $   7,027.0
                      -----------  ------------   -----------     --------             --------------
                      -----------  ------------   -----------     --------             --------------

- ---------

(1) Includes equity in net income (loss) of non-consolidated vertically integrated affiliates as follows: United States-- $.6 in 1994, $(1.0) in 1993 and $(1.2) in 1992; Canada--$(2.3) in 1994, $(3.0) in 1993 and $(3.0)
      in 1992; and other--$(6.0) in 1994, $(7.7) in 1993 and $(1.1) in 1992.
(2) Includes investments in non-consolidated vertically integrated affiliates as follows: United States--$1.5 in 1994, $ -- in 1993 and $4.7 in 1992; Canada--$295.2 in 1994, $63.0 in 1993 and $68.7 in 1992; and other--$48.7 in 1994, $44.2 in 1993 and $.4 in 1992.

    The Company's export sales from the United States were $476 million, $341 million and $428 million for 1994, 1993 and 1992, respectively.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 20--SUMMARY OF QUARTERLY DATA (UNAUDITED)

    The following table summarizes quarterly financial data for 1994 and 1993:

                                                                                 QUARTER                        YEAR
                                                              ---------------------------------------------   ---------
(IN MILLIONS EXCEPT PER SHARE)                                FIRST(1)     SECOND     THIRD(2)    FOURTH(3)
- ------------------------------------------------------------  ---------   ---------   ---------   ---------
1994
- ------------------------------------------------------------
Net sales...................................................  $ 1,290.8   $ 1,354.3   $ 1,482.2   $ 1,621.4   $ 5,748.7
Cost of products sold.......................................    1,067.1     1,116.9     1,183.4     1,197.0     4,564.3
Depreciation and amortization...............................       89.3        88.5        89.7        91.3       358.9
Income (loss) before extraordinary losses and cumulative
 effect of an accounting change.............................      (78.9)      (50.8)      (28.9)       29.8      (128.8)
Extraordinary losses from early extinguishments of debt.....      (16.8)     --           (44.8)     --           (61.6)
Cumulative effect of change in accounting for postemployment
 benefits...................................................      (14.2)     --          --          --           (14.2)
Net income (loss)...........................................     (109.9)      (50.8)      (73.7)       29.8      (204.6)
                                                              ---------   ---------   ---------   ---------   ---------
Per share of common stock:
  Income (loss) before extraordinary losses and cumulative
   effect of an accounting change...........................       (.99)       (.58)       (.38)        .31       (1.60)
  Extraordinary losses from early extinguishments of debt...       (.21)     --            (.50)     --            (.70)
  Cumulative effect of change in accounting for
   postemployment benefits..................................       (.17)     --          --          --            (.16)
                                                              ---------   ---------   ---------   ---------   ---------
  Net income (loss)-primary.................................      (1.37)       (.58)       (.88)        .31       (2.46)
                                                              ---------   ---------   ---------   ---------   ---------
  Net income (loss)-fully diluted...........................      *           *           *             .28       *
                                                              ---------   ---------   ---------   ---------   ---------
Cash dividends per common share.............................     --          --          --          --          --
                                                              ---------   ---------   ---------   ---------   ---------
                                                              ---------   ---------   ---------   ---------   ---------

1993
- ------------------------------------------------------------
Net sales...................................................  $ 1,306.3   $ 1,267.6   $ 1,242.6   $ 1,243.1   $ 5,059.6
Cost of products sold.......................................    1,070.3     1,050.3     1,058.9     1,044.1     4,223.5
Depreciation and amortization...............................       87.1        88.8        81.2        89.7       346.8
Loss before cumulative effect of an accounting change.......      (62.7)      (71.6)      (99.2)      (85.8)     (319.2)
Cumulative effect of change in accounting for postretirement
 benefits...................................................      (39.5)     --          --          --           (39.5)
Net loss....................................................     (102.2)      (71.6)      (99.2)      (85.8)     (358.7)
                                                              ---------   ---------   ---------   ---------   ---------
Per share of common stock:
  Loss before cumulative effect of an accounting change.....       (.91)      (1.03)      (1.42)      (1.23)      (4.59)
  Cumulative effect of change in accounting for
   postretirement benefits..................................       (.56)     --          --          --            (.56)
                                                              ---------   ---------   ---------   ---------   ---------
Net loss....................................................      (1.47)      (1.03)      (1.42)      (1.23)      (5.15)
                                                              ---------   ---------   ---------   ---------   ---------
Cash dividends per common share.............................     --          --          --          --          --
                                                              ---------   ---------   ---------   ---------   ---------
                                                              ---------   ---------   ---------   ---------   ---------

- ---------
(1) The Company adopted SFAS 112 effective January 1, 1994 and SFAS 106 effective January 1, 1993.

(2)  Amounts per  share of  common stock  in  1994 have  been adjusted  for  the
     redemption   premium  on  redeemable  preferred  stock  of  a  consolidated affiliate.

(3) The fourth quarter of 1993 includes a pretax gain of approximately $35.4 million from the sale of the Company's 49 percent equity interest in Titan and a reduction in an accrual resulting from a change in the Company's vacation pay policy which were partially offset by the writedown of the carrying values of certain Company assets.

* Fully diluted earnings per share are not disclosed because the amounts are anti-dilutive.

                      Report of Independent Accountants on
                       Supplemental Financial Information
                      -----------------------------------

To the Board of Directors of
Stone Container Corporation

Our audits of the consolidated financial statements referred to in our report dated February 6, 1995 appearing on page 30 of this Annual Report on Form 10-K (such report contains an explanatory paragraph referring to the change in accounting methods discussed in Note 1 to the Company's consolidated financial statements) also included an audit of the Supplemental Financial Information listed and appearing in Item 14(a)2 of this Form 10-K. In our opinion, this Supplemental Financial Information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 6, 1995

                       Consent of Independent Accountants
                       ---------------------------------

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-66086) and in the Registration Statements on Form S-8 (Nos. 2-79221, 33-33784, 33-56345 and 33-66132) of Stone Container Corporation of our report dated February 6, 1995 appearing on page 30 of this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Supplemental Financial Information, which appears on page 61 of this Form 10-K.

PRICE WATERHOUSE LLP

Chicago, Illinois
March 10, 1995

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

COLUMN A                                   COLUMN B     COLUMN C     COLUMN D     COLUMN E
- ----------------------------------------  ----------   ----------   ----------   ----------
                                                       ADDITIONS
                                          BALANCE AT   CHARGED TO                BALANCE AT
                                          BEGINNING    COSTS AND                   END OF
DESCRIPTION                               OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
- ----------------------------------------  ----------   ----------   ----------   ----------
Allowance for doubtful accounts and
 notes and sales returns and allowances:
  Year ended December 31, 1994..........    $19.3        $13.0        $12.1        $20.2
  Year ended December 31, 1993..........    $19.3        $29.2        $29.2        $19.3
  Year ended December 31, 1992..........    $15.6        $14.3        $10.6        $19.3

            SUMMARIZED FINANCIAL INFORMATION--STONE SOUTHWEST, INC.

    Shown below is consolidated, summarized financial information for Stone Southwest, Inc. (formerly known as Southwest Forest Industries, Inc.). The summarized financial information for Stone Southwest, Inc. ("Stone Southwest") does not include purchase accounting adjustments or the impact of the debt incurred to finance the acquisition of Stone Southwest:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
(IN MILLIONS)                                         1994        1993        1992
- --------------------------------------------------  ---------   ---------   ---------
Net sales.........................................  $ 1,795.8   $ 1,660.1   $ 1,755.9
Cost of products sold and depreciation............    1,482.3     1,396.6     1,390.7
Income (loss) before cumulative effects of
 accounting changes...............................       48.6       (12.6)       57.7
Cumulative effect of change in accounting for
 postemployment benefits..........................       (3.9)     --          --
Cumulative effect of change in accounting for
 postretirement benefits..........................     --            (8.3)     --
Cumulative effect of change in accounting for
 income taxes.....................................     --          --           (27.2)
Net income (loss).................................       44.6       (20.8)       30.5


                                                        DECEMBER 31,
                                                    ---------------------
(IN MILLIONS)                                         1994        1993
- --------------------------------------------------  ---------   ---------
Current assets....................................  $   312.8   $   360.9
Noncurrent assets*................................    1,723.6     1,600.5
Current liabilities...............................      154.9       141.3
Noncurrent liabilities and obligations............      412.5       395.8

- ---------
* Includes $962.8 and $857.4 due from the Registrant at December 31, 1994 and 1993, respectively.

   [LOGO]
    STONE CONTAINER CORPORATION

      150 North Michigan Avenue
      Chicago, Illinois 60601-7568

This entire report is printed on paper with recycled content. The body of the report is uncoated free sheet paper produced by Stone-Consolidated's Wayagamack mill in
Trois-Rivieres, Quebec.