Form 10-Q
period 1995-03-31
STONE CONTAINER CORP
filed 1995-05-15
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly period ended March 31, 1995

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the transition period from ___________________ to
          __________________.

          Commission file number 1-3439


                      STONE CONTAINER CORPORATION
_______________________________________________________________________
         (Exact name of registrant as specified in its charter)

Delaware                                          36-2041256
(State or other jurisdiction of incorporation     (I.R.S. employer
 or organization)                                  identification no.)

150 North Michigan Avenue, Chicago, Illinois                      60601
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  312-346-6600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                              No

Number of shares of common stock outstanding as of April 28, 1995:
90,555,706


                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                        March 31,  December 31,
(in millions)                                               1995*         1994
Assets
Current assets:
Cash and cash equivalents............................   $  111.1      $  108.6
Accounts and notes receivable (less allowances of
 $22.2 and $20.2)....................................      938.2         824.5
Inventories..........................................      715.1         673.1
Other................................................      231.0         210.7
          Total current assets.......................    1,995.4       1,816.9
Property, plant and equipment........................    5,616.6       5,465.5
Accumulated depreciation and amortization............   (2,214.8)     (2,106.5)
          Property, plant and equipment--net.........    3,401.8       3,359.0
Timberlands..........................................       75.1          75.1
Goodwill.............................................      864.8         860.2
Other................................................      886.6         893.7
Total assets.........................................   $7,223.7      $7,004.9
                                                        =======================

Liabilities and stockholders' equity
Current liabilities:
Accounts payable.....................................   $  351.4      $  328.0
Current maturities of senior long-term debt..........       25.7         276.1
Notes payable and current maturities of non-recourse
 debt of consolidated affiliates.....................       43.9          36.5
Income taxes.........................................       49.4          35.2
Accrued and other current liabilities................      353.2         355.7
          Total current liabilities..................      823.6       1,031.5
Senior long-term debt................................    2,735.1       2,488.5
Subordinated debt....................................    1,137.5       1,159.6
Non-recourse debt of consolidated affiliates.........      763.6         783.8
Other long-term liabilities..........................      306.7         290.2
Deferred taxes.......................................      435.9         381.4
Minority interest....................................      226.0         221.8
Commitments and contingencies........................

Stockholders' equity:
   Series E preferred stock..........................      115.0         115.0
   Common stock (90.5 and 90.4 shares outstanding)...      849.2         849.1
   Retained earnings (accumulated deficit)...........         .5         (96.3)
   Foreign currency translation adjustment...........     (165.8)       (215.2)
   Unamortized expense of restricted stock plan......       (3.6)         (4.5)
          Total stockholders' equity.................      795.3         648.1
Total liabilities and stockholders' equity...........   $7,223.7      $7,004.9
                                                        =======================

*Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.


                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  AND RETAINED EARNINGS (ACCUMULATED DEFICIT)


                                                           Three months ended
                                                                 March 31,
(in millions except per share)                               1995         1994
Net sales............................................    $1,819.3     $1,290.8
Cost of products sold................................     1,288.7      1,067.1
Selling, general and administrative expenses.........       155.0        133.5
Depreciation and amortization........................        96.0         89.3
Equity (income) loss from affiliates.................        (1.8)         4.2
Other operating (income) expense-net.................          --         (4.9)
Other (income) expense-net...........................        (8.3)         9.2
Income (loss) before interest expense, income taxes,
  minority interest, extraordinary loss and
  cumulative effect of an accounting change..........       289.7         (7.6)
Interest expense.....................................      (121.4)      (113.5)
Income (loss) before income taxes, minority interest,
  extraordinary loss and cumulative effect of an
  accounting change..................................       168.3       (121.1)
(Provision) credit for income taxes..................       (67.3)        40.0
Minority interest....................................        (4.2)         2.2
Income (loss) before extraordinary loss and
  cumulative effect of an accounting change..........        96.8        (78.9)
Extraordinary loss from early extinguishment of debt
  (net of income tax benefit)........................          --        (16.8)
Cumulative effect of change in accounting for
  postemployment benefits (net of income tax
  benefit)...........................................          --        (14.2)
Net income (loss)....................................        96.8       (109.9)
Preferred stock dividends............................        (2.0)        (2.0)
Net income (loss) applicable to common shares........    $   94.8     $ (111.9)

Retained earnings (accumulated deficit), beginning
  of period..........................................    $  (96.3)    $  101.6
Net income (loss)....................................        96.8       (109.9)
Unrealized loss on marketable equity security (net
  of income tax benefit).............................          --         (9.0)
Retained earnings (accumulated deficit), end of
  period.............................................    $     .5     $  (17.3)
                                                         =========    =========
Per share of common stock - Primary:
Income (loss) before extraordinary loss and
  cumulative effect of an accounting change..........    $   1.04     $   (.99)
Extraordinary loss from early extinguishment of debt
  (net of income tax benefit)........................          --         (.21)
Cumulative effect of change in accounting for
  postemployment benefits (net of income tax benefit)          --         (.17)
Net income (loss)....................................    $   1.04     $  (1.37)
                                                         =========    =========

Per share of common stock - Fully Diluted:
Net income...........................................    $    .85     $    *
                                                         =========    =========

Cash dividends.......................................    $     --     $     --
                                                         =========    =========
Common shares and common share equivalents
  outstanding (weighted average, in millions):
  Primary............................................        90.8         81.5
                                                         =========    =========
  Fully Diluted......................................       118.6          *
                                                         =========    =========

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

* Fully diluted earnings per share are not disclosed because the amounts are anti-dilutive.


                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Three months ended
                                                                 March 31,
(in millions except per share)                               1995         1994
Cash flows from operating activities:
Net income (loss).....................................   $   96.8     $ (109.9)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization.......................       96.0         89.3
  Deferred taxes......................................       43.4        (43.2)
  Foreign currency transaction losses.................         --         15.2
  Extraordinary loss from early extinguishment of
    debt..............................................         --         16.8
  Cumulative effect of change in accounting for
    postemployment benefits...........................         --         14.2
  Other--net..........................................       13.0        (26.0)
Changes in current assets and liabilities--net of
  adjustments for a disposition:
  (Increase) in accounts and notes receivable--net....     (109.5)       (62.3)
  (Increase) decrease in inventories..................      (39.2)        15.7
  (Increase) in other current assets..................      (21.4)       (18.8)
  Increase (decrease) in accounts payable and other
    current liabilities...............................       25.5         (5.2)
Net cash provided by (used in) operating activities...      104.6       (114.2)

Cash flows from financing activities:
Debt repayments.......................................     (300.1)      (897.1)
Payments by consolidated affiliates on non-recourse
  debt................................................      (15.5)       (19.2)
Borrowings............................................      267.2        721.2
Non-recourse borrowings of consolidated affiliates....        1.7           --
Proceeds from issuance of common stock--net...........         --        276.3
Funding of letter of credit...........................         --        (22.3)
Net cash (used in) provided by financing activities...      (46.7)        58.9

Cash flows from investing activities:
Capital expenditures..................................      (68.5)       (17.7)
Proceeds from sales of assets.........................        2.4          7.5
Payments made for businesses acquired.................       (3.2)          --
Other--net............................................        5.9         (1.3)
Net cash used in investing activities.................      (63.4)       (11.5)
Effect of exchange rate changes on cash...............        8.0         (1.5)
Net increase (decrease) in cash and cash equivalents..        2.5        (68.3)
Cash and cash equivalents, beginning of period........      108.6        247.4
Cash and cash equivalents, end of period..............   $  111.1     $  179.1
                                                         =========    =========



See Note 9 regarding non-cash investing and financing activities and supplemental cash flow information.

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.


              STONE CONTAINER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on
Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 1995 and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994.

NOTE 2:  Insurance Matters

In the second quarter of 1994, a digester vessel ruptured at the Company's pulp and paperboard mill in Panama City, Florida causing extensive damage to certain of the facility's assets. The Company is seeking recovery for both the losses to property and the losses as a result of business interruption arising from the Panama City occurrence. A partial recovery of approximately $29 million has been received by the Company from certain carriers, claims of approximately $13 million have been committed to be paid and claims of approximately $41 million covering the remaining portion of such losses are still pending. The insurance carrier providing boiler and machinery coverage for the Company has denied the Company's claim; the Company has challenged the denial. In addition, subsequent to the end of the first quarter of 1995, certain of the all-risk insurance carriers, which would cover the losses not covered under the boiler and machinery coverage, have denied coverage. Management believes, notwithstanding such denials, the receivable recorded on its financial statements is fully recoverable.

NOTE 3:  Acquisition and Retirement of Non-recourse Debt

In March 1995, the Company acquired the remaining 1 percent of the common stock of Seminole Kraft Corporation ("Seminole"), thereby making it a wholly-owned subsidiary of the Company. Also in April 1995, the Company requested and received from its lenders an amendment to its Credit Agreement which permits the Company to repay Seminole's bank debt and to call and repay Seminole's 13-1/2 percent Subordinated Notes due in 1996 by utilizing borrowings under the Company's $450 million revolving credit facility. On April 28, 1995, the Company paid Seminole's bank debt and its 13-1/2 percent Subordinated Notes, including accrued interest thereon, for approximately $123 million, of which the Company borrowed $97 million under its revolving credit facility for such payment. Prior to such payment, the Company had no outstanding borrowings under its revolving credit facility. Effective April 30, 1995, the Company merged Seminole with and into the Company.

NOTE 4:  Refinancing

In March 1995, the Company completed the refinancing of the obligations relating to its accounts receivable securitization program with a new $310 million accounts receivable securitization program consisting of $260 million of floating-rate notes due in 2000 (the "Notes") together with a five-year $50 million revolving credit facility (collectively, the "March 1995 Refinancing"). The March 1995 Refinancing permits the Company to sell certain of its accounts receivable to Stone Receivables Corporation, which purchases such receivables from collections or borrowings under the program. The initial accounts receivable under the program were purchased with the net proceeds received from the issuance of the Notes. The purchased accounts receivable are solely the assets of Stone Receivables Corporation, a wholly-owned subsidiary of the Company, with its own borrowings. In the event of a liquidation of Stone Receivables Corporation, such borrowings would be satisfied from the assets of Stone Receivables Corporation prior to any distribution to the Company. At March 31, 1995, the Company had no outstanding revolving credit facility borrowings under the program.

NOTE 5:  Liquidity Matters

The Company's liquidity and financial flexibility had been adversely affected as a result of the net losses incurred in recent years through the end of the third quarter of 1994. The Company improved its liquidity and financial flexibility as a result of its net income in the fourth quarter of 1994 and first quarter of 1995, completion of the March 1995 Refinancing, completion of significant refinancings in 1994 and completion of the refinancing of its Credit Agreement (the "Credit Agreement") in October 1994. The Credit Agreement provided for, among other things, a $450 million revolving credit facility. At May 11, 1995, the Company had borrowing availability of approximately $279 million (net of letters of credit and remaining borrowings of $76 million incurred to pay the Seminole debt previously described which reduce the amount available to be borrowed) under its $450 million revolving credit facility.

          Additionally, at May 11, 1995, Stone-Consolidated Corporation ("Stone-Consolidated"), a non-recourse subsidiary of the Company, had no outstanding borrowings under its $100 million revolving credit facility. (All amounts presented for Stone-Consolidated are in U.S. dollars unless otherwise indicated).

          Beginning in 1997 and continuing thereafter, the Company will be required to make significant amortization payments on its existing indebtedness. Notwithstanding the improvements in the Company's liquidity and financial flexibility, the Company will be required in the future to generate sufficient cash flows to fully meet the Company's debt service requirements. In the event the Company is unable to generate sufficient operating cash flows to fully meet such debt service requirements, the Company would be required to pursue other alternatives to improve liquidity, including cost reductions, sales of assets, the deferral of certain capital expenditures and/or obtaining additional sources of funds.

NOTE 6:  Inventories

Inventories are summarized as follows:

                                               March 31,   December 31,
(in millions)                                      1995           1994
Raw materials and supplies..................   $  315.5       $  306.9
Paperstock..................................      281.6          263.4
Work in process.............................       20.9           21.4
Finished products--converting facilities....      133.6          116.1
                                                  751.6          707.8
Excess of current cost over LIFO inventory
  value.....................................      (36.5)         (34.7)
Total inventories...........................   $  715.1       $  673.1
                                               =========      =========


     At March 31, 1995 and December 31, 1994, the percentage of total inventories costed by the LIFO, FIFO and average cost methods were as follows:


                                               March 31,   December 31,
                                                   1995           1994
          LIFO.............................          38%            42%
          FIFO.............................           6%             7%
          Average Cost.....................          56%            51%


NOTE 7:  Current Maturities of Long-term Debt

Current maturities of long-term debt at March 31, 1995 and December 31, 1994 consisted of the following components:


                                               March 31,   December 31,
(in millions)                                      1995           1994
Senior debt................................    $   25.7       $  276.1
Non-recourse debt of consolidated
  affiliates...............................        34.8           29.2
Total current maturities of long-term debt.    $   60.5       $  305.3
                                               ==========     =========

          The current maturities at December 31, 1994 included $253.8 million of revolving credit facility borrowings outstanding under the Company's previous accounts receivable securitization program, which had been scheduled to mature in September 1995. As discussed in Note 4
- -- "Refinancing", the Company refinanced such obligations through the completion of the March 1995 Refinancing, which provided for a new, five-year accounts receivable securitization program.


NOTE 8:  Segment Information

Financial information by business segment is summarized as follows:

                                           Three months ended
                              March 31, 1995                March 31, 1994
                                                                Income (loss)
                                                                before income
                                                               taxes, minority
                                                                  interest,
                                                                extraordinary
                                       Income                     loss and
                                    before income                cumulative
                                     taxes and                  effect of an
                          Total       minority          Total    accounting
(in millions)             sales       interest          sales       change
Paperboard and paper
  packaging..........   $1,334.2    $    233.9       $  954.0    $    52.5
White paper and
  other..............      501.1          71.0          349.3        (26.6)
Intersegment.........      (16.0)           --          (12.5)          --
                         1,819.3         304.9        1,290.8         25.9
Interest expense.....                   (121.4)                     (113.5)
Foreign currency
  adjustments........                       --                       (15.2)
General corporate
  and miscellaneous
  (net)..............                    (15.2)                      (18.3)
Total................   $1,819.3    $    168.3       $ 1,290.8   $  (121.1)
                        =========   ===========      ==========  ===========

Financial information by geographic region is summarized as follows:



                                           Three months ended
                              March 31, 1995                March 31, 1994
                                                                Income (loss)
                                                                before income
                                                               taxes, minority
                                                                  interest,
                                                                extraordinary
                                       Income                     loss and
                                    before income                cumulative
                                     taxes and                  effect of an
                          Total       minority          Total    accounting
(in millions)             sales       interest          sales       change
United States........   $1,308.0    $    233.5       $  951.8    $    39.4
Canada...............      319.9          59.3          206.6        (14.7)
Europe...............      206.9          12.1          141.4          1.2
                         1,834.8         304.9        1,299.8         25.9
Interest expense.....                   (121.4)                     (113.5)
Foreign currency
  adjustments........                       --                       (15.2)
General corporate and
  miscellaneous (net)                    (15.2)                      (18.3)
Inter-area
  eliminations.......      (15.5)           --           (9.0)          --
Total................   $1,819.3    $    168.3       $1,290.8    $  (121.1)
                        =========   ===========      ==========  ==========


NOTE 9:  Additional Cash Flow Statement Information

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                                  Three months ended
                                                        March 31,
(in millions)                                       1995         1994
Non-cash investing and financing activities:
 Unrealized loss on an investment in an
   equity security (net of income tax
   benefit).................................    $     --     $    9.0
 Note receivable received from sale of
   assets...................................          --          1.3

Cash paid during the periods for:
 Interest (net of capitalization)...........    $  117.1     $   98.8
 Income taxes (net of refunds)..............        11.0          2.5
                                                =========    =========

                STONE CONTAINER CORPORATION AND SUBSIDIARIES

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                                     Three months ended March 31,
                                    1995                   1994
                                      Percent of             Percent of
(dollars in millions)        Amount   net sales     Amount   net sales
Net sales.................  $1,819.3      100.0%   $1,290.8      100.0%
Cost of products sold.....   1,288.7       70.8     1,067.1       82.7
Selling, general and
 administrative expenses..     155.0        8.5       133.5       10.3
Depreciation and
 amortization.............      96.0        5.3        89.3        6.9
Equity (income) loss from
 affiliates...............      (1.8)       (.1)        4.2         .3
Other operating (income)
 expense-net..............        --         --        (4.9)       (.3)
Other (income) expense-net      (8.3)       (.4)        9.2         .7
Income (loss) before
 interest expense, income
 taxes, minority interest,
 extraordinary loss and
 cumulative effect of an
 accounting change........     289.7       15.9        (7.6)       (.6)
Interest expense..........    (121.4)      (6.7)     (113.5)      (8.8)
Income (loss) before
 income taxes, minority
 interest, extraordinary
 loss and cumulative
 effect of an accounting
 change...................     168.3        9.2      (121.1)      (9.4)
(Provision) credit for
 income taxes.............     (67.3)      (3.7)       40.0        3.1
Minority interest.........      (4.2)       (.2)        2.2         .2
Income (loss) before
 extraordinary loss and
 cumulative effect of an
 accounting change........      96.8        5.3       (78.9)      (6.1)
Extraordinary loss from
 early extinguishment of
 debt (net of income tax
 benefit).................        --         --       (16.8)      (1.3)
Cumulative effect of
 change in accounting for
 postemployment benefits
 (net of income tax
 benefit).................        --          --      (14.2)      (1.1)
Net income (loss).........  $   96.8         5.3   $ (109.9)      (8.5)
                            ========= ===========  ========= ==========

          Net income for the 1995 first quarter was $96.8 million, or $1.04 per share of common stock on a primary basis and $.85 per share of common stock on a fully diluted basis. The first quarter 1994 loss before the extraordinary loss from the early extinguishment of debt and the cumulative effect of a change in the accounting for postemployment benefits was $78.9 million, or $.99 per share of common stock. In the 1994 first quarter, the Company recorded an extraordinary loss from the early extinguishment of debt of $16.8 million, net of income tax benefit, or $.21 per share of common stock and a one-time, non-cash cumulative effect charge of $14.2 million, net of income tax benefit, or $.17 per share of common stock from the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), resulting in a net loss for the 1994 first quarter of $109.9 million, or $1.37 per share of common stock.

          The improved results for the three months ended March 31, 1995 over the comparable prior year period primarily reflect improved product pricing for the Company's products which more than offset a substantial increase in recycled fiber costs.

Paperboard and paper packaging:

          Net sales for the three months ended March 31, 1995 for the paperboard and paper packaging segment increased approximately 40 percent over the prior year period reflecting higher sales for corrugated containers, paperboard and paper bags and sacks. These sales increases primarily resulted from significantly higher average selling prices. Additionally, an increase in corrugated container shipments also contributed to the increased sales.

          Shipments of corrugated containers, including the Company's proportionate share of shipments by its affiliates, were 13.7 billion square feet for the first quarter of 1995, compared with 12.9 billion square feet for the comparable prior year period. Shipments of paper bags and sacks were 147 thousand tons for the three month period ended March 31, 1995, compared with 159 thousand tons shipped during the comparable 1994 period.

          Production of containerboard and kraft paper for the three months ended March 31, 1995, was 1.33 million tons, compared to 1.29 million tons produced during the comparable prior year period.

          Operating income for the paperboard and paper packaging segment increased significantly for the three months ended March 31, 1995, as compared with the corresponding 1994 period. This increase is attributable to improved operating margins primarily resulting from significantly higher average selling prices for the Company's paperboard and paper packaging products.


White paper and other:

          Net sales for the three months ended March 31, 1995 for the white paper and other segment increased approximately 43 percent over the comparable prior year period. This increase was due in part to the inclusion of $36 million of market pulp sales for Stone Venepal
(Celgar) Pulp, Inc. ("SVCPI") which, effective December 31, 1994, became a consolidated subsidiary when the Company increased its ownership in SVCPI's common stock from 50 percent to 90 percent. SVCPI had previously been accounted for in accordance with the equity method of accounting. Excluding the effect of SVCPI, net sales for the first quarter of 1995 for the segment increased 33 percent over the comparable prior year period, reflecting significant sales increases for market pulp, newsprint and groundwood paper. These sales increases were mainly attributable to higher average selling prices, although improved volume, particularly for market pulp, also contributed to the increased sales.

          Production of newsprint, market pulp and groundwood paper for the three months ended March 31, 1995, including 100 percent of the production at Stone-Consolidated Inc. ("Stone-Consolidated"), the Company's 74.6 percent owned Canadian subsidiary, and 45 percent of the production at the Company's affiliated market pulp mill in British
Columbia for 1995 and 25 percent for 1994, was 726 thousand tons compared with 667 thousand tons produced during the comparable prior year period. As a result of the Company increasing its ownership in SVCPI's common stock effective December 31, 1994, the Company indirectly acquired an additional 20 percent of the affiliated market pulp mill in British Columbia.

          Operating income for the white paper and other segment for the 1995 first quarter was $71.0 million, compared to an operating loss in the comparable prior year period of $26.6 million. The significant improvement in operating income was mainly attributable to improved operating margins resulting primarily from significantly higher average selling prices for market pulp, newsprint and groundwood paper.

Financial Condition and Liquidity

The Company's working capital ratio at March 31, 1995, which included cash and cash equivalents of $111.1 million, was 2.4 to 1, compared to a working capital ratio at December 31, 1994, which included cash and cash equivalents of $108.6 million, of 1.8 to 1. The Company's long-term debt to total capitalization ratio was 76.1 percent at March 31, 1995 and 78.0 percent at December 31, 1994. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of consolidated affiliates which is non-recourse to the Company), deferred income taxes, minority interest and stockholders' equity.

          The Company's primary capital requirements consist of debt service
and capital expenditures.   The Company is highly leveraged, and while
highly leveraged, will incur substantial ongoing interest expense. No significant debt maturities or amortization obligations are due until June 1997.

          The Company's Credit Agreement (the "Credit Agreement") consists of a $400 million senior secured term loan facility maturing through April 1, 2000 and a $450 million senior secured revolving credit facility commitment maturing May 15, 1999, which includes a $25 million swing-line sub-facility also maturing May 15, 1999. At May 11, 1995, the Company had borrowing availability of approximately $279 million
(net of letters of credit and remaining borrowings of $76 million incurred to pay the Seminole debt previously described which reduce the amount available to be borrowed) under its $450 million revolving credit facility. The term loan and the revolving credit facility had weighted average interest rates for the 1995 first quarter of 9.27 percent and 9.51 percent, respectively. The weighted average rates do not include the effects of the amortization of deferred debt issuance costs.

          Additionally, at May 11, 1995, Stone-Consolidated, a non-recourse subsidiary of the Company, had no outstanding borrowings under its $100 million revolving credit facility. (All amounts presented for Stone-Consolidated are in U.S. dollars unless otherwise indicated).

          Borrowings under the Credit Agreement are secured by a significant portion of the assets of the Company. The Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios. Additionally, the term loan portion of the Credit Agreement provides for mandatory prepayments from sales of certain assets, certain debt financings and a percentage of excess cash flow (as defined). The Company's bank lenders, at the Company's optional request, may at their option waive the receipt of certain mandatory prepayments. The amortizations for each semi-annual period is 1/2 of 1 percent of the principal amount of the outstanding term loans and all mandatory and voluntary prepayments are allocated against the term loan amortizations in inverse order of maturity. Mandatory prepayments from sales of collateral, unless replacement collateral is provided, will be applied ratably to the term loan and revolving credit facility, permanently reducing the loan commitments under the Credit Agreement. The Credit Agreement also contains cross-default provisions to the indebtedness of $10 million or more of the Company and certain subsidiaries, as well as cross-acceleration provisions to the non-recourse debt of $10 million or more of Stone-Consolidated. These cross-acceleration provisions also relate to the non-recourse debt of SVCPI. At March 31, 1995, SVCPI had approximately $288 million in secured indebtedness owed to bank lenders. The Credit Agreement allows, under certain specific circumstances, for the Company to make further investments in SVCPI.

Operating activities:

          Net cash provided by operating activities was $104.6 million for the three months ended March 31, 1995, an improvement of $218.8 million, compared with net cash used in operating activities of $114.2 million for the comparable period of 1994. The improvement in operating cash flows primarily reflects the Company's improved earnings, a decrease in debt issuance costs and an increase in accounts payable and other current liabilities. These improvements more than offset the effects of an increase in inventories and accounts and notes receivable.

Financing activities:

In March 1995, the Company completed the refinancing of the obligations relating to its accounts receivable securitization program with a new $310 million accounts receivable securitization program consisting of $260 million of floating-rate notes due in 2000 (the "Notes") together with a five-year $50 million revolving credit facility (collectively, the "March 1995 Refinancing"). The March 1995 Refinancing permits the Company to sell certain of its accounts receivable to Stone Receivables Corporation, which purchases such receivables from collections or borrowings under the program. The initial accounts receivable under the program were purchased with the net proceeds received from the issuance of the Notes. The purchased accounts receivable are solely the assets of Stone Receivables Corporation, a wholly-owned subsidiary of the Company, with its own borrowings. In the event of a liquidation of Stone Receivables Corporation, such borrowings would be satisfied from the assets of Stone Receivables Corporation prior to any distribution to the Company. At March 31, 1995, the Company had no outstanding revolving credit facility borrowings under the program.

          Due to restrictive provisions in the Company's indentures, the most restrictive of which is contained in the Senior Subordinated Indenture dated March 15, 1992 (the "Senior Subordinated Indenture"), relating to the Company's 10-3/4 percent Senior Subordinated Notes due June 15, 1997, its 11 percent Senior Subordinated Notes due August 15, 1999 and its 10-3/4 percent Senior Subordinated Debentures due April 1, 2002, the Board of Directors did not declare the scheduled August 15, 1994, November 15, 1994, February 15, 1995 and the May 15, 1995
quarterly dividends of $.4375 on the 4.6 million shares of Series E Cumulative Convertible Exchangeable Preferred Stock ("Series E Cumulative Preferred Stock"). The dividend pool, established by the restrictions on payment of dividends under the Senior Subordinated Indenture, was significantly replenished with the net income from the first quarter of 1995 and the fourth quarter of 1994. As a result, at March 31, 1995, the deficit in the dividend pool in the Senior Subordinated Indenture had been reduced to approximately $6 million.
At March 31, 1995, the dividend pool under the Company's Credit Agreement was approximately a positive $88 million.

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

Investing activities:

Capital expenditures for the three months ended March 31, 1995 totalled approximately
$69 million.

          In March 1995, the Company acquired the remaining 1 percent of the common stock of Seminole Kraft Corporation ("Seminole"), thereby making it a wholly-owned subsidiary of the Company. Also in April 1995, the Company requested and received from its lenders an amendment to its Credit Agreement which permits the Company to repay Seminole's bank debt and to call and repay Seminole's 13-1/2 percent Subordinated Notes due in 1996 by utilizing borrowings under the Company's $450 million revolving credit facility. On April 28, 1995, the Company paid
Seminole's bank debt and its 13-1/2 percent Subordinated Notes, including accrued interest thereon, for approximately $123 million, of which the Company borrowed $97 million under its revolving credit facility for such payment. Prior to such payment, the Company had no outstanding borrowings under its revolving credit facility. Effective
April 30, 1995, the Company merged Seminole with and into the Company.

Outlook:

The Company's liquidity and financial flexibility had been adversely affected as a result of the net losses incurred in recent years through the end of the third quarter of 1994. The Company improved its liquidity and financial flexibility as a result of its net income in the fourth quarter of 1994 and first quarter of 1995, completion of the March 1995 Refinancing, completion of significant refinancings in 1994 and completion of the refinancing of its Credit Agreement in October 1994. The Credit Agreement provided for, among other things, a $450 million revolving credit facility. At May 11, 1995, the Company had borrowing availability of approximately $279 million (net of letters of credit and remaining borrowings of $76 million incurred to pay the Seminole debt previously described which reduce the amount available to be borrowed) under its $450 million revolving credit facility.

          Additionally, at May 11, 1995, Stone-Consolidated had no outstanding borrowings under its $100 million revolving credit facility.

          Beginning in 1997 and continuing thereafter, the Company will be required to make significant amortization payments on its existing indebtedness. Notwithstanding the improvements in the Company's liquidity and financial flexibility, the Company will be required in the future to generate sufficient cash flows to fully meet the Company's debt service requirements. In the event the Company is unable to generate sufficient operating cash flows to fully meet such debt service requirements, the Company would be required to pursue other alternatives to improve liquidity, including cost reductions, sales of assets, the deferral of certain capital expenditures and/or obtaining additional sources of funds.

          As a result of favorable industry conditions, the Company implemented price increases for containerboard and corrugated containers during the first quarter of 1995 and has implemented a further $50/ton containerboard price increase effective April 1, 1995. The Company is also currently implementing further price increases for corrugated containers. The Company's containerboard and corrugated container product lines represent a substantial portion of the Company's net sales.

          Also, in January and March of 1995, the Company implemented price increases for market pulp and has announced a further market pulp price increase effective June 1995.

          Additionally, the Company implemented newsprint and groundwood paper price increases in March 1995 and has announced a further newsprint price increase effective in May 1995 and further groundwood paper price increases effective in the second and third quarters of 1995.

          While there can be no assurance that prices will continue to increase or remain at current levels, the Company believes that the supply/demand characteristics for its product lines have substantially improved which should allow for further product price improvements.

          Wood fiber and recycled fiber, the principal raw materials used in the manufacture of the Company's products, are purchased in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. In addition, increased demand for the Company's and the industry's products has resulted in greater demand for raw materials, which has translated into higher raw material prices, including a significant increase in the costs of recycled fiber.

          The Company purchases or cuts a variety of species of timber from which the Company utilizes wood fiber. The supply and price of wood fiber in particular is dependent upon a variety of factors over which the Company has no control, including environmental and conservation regulations and natural disasters, such as forest fires and hurricanes, and weather. A decrease in the supply of wood fiber has caused, and will likely continue to cause, higher wood fiber costs in some of the regions in which the Company procures wood.

          The increase in demand for products manufactured, in whole or in part, from recycled fiber has caused a tightness in supply of recycled fiber and a resulting significant increase in the cost of such fiber used in the manufacture of recycled containerboard and other products.
As a result, the cost of recycled fiber was approximately $79 million higher in the first quarter of 1995 compared to the first quarter of 1994 and was approximately $31 million higher than the fourth quarter of 1994. There can be no assurance that recycled fiber costs will not moderate or continue to escalate in the future.

          While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in economic proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

          In April 1995, the Company announced incremental containerboard capacity projects at seven of its twelve U.S. mills. These projects, which will be phased in between December 1995 and October 1996, will add a total of 704 tons per day to the Company's production capacity, or less than 3 percent of the Company's total mill production capacity. The cost of these projects is approximately $87,500 per daily ton.

          The Company is continuing to pursue its financial strategy of enhancing its liquidity and financial flexibility by evaluating alternatives related to its non-core assets, including the U.S. wood products business. As an initial step in achieving this objective, the Company ceased operations of three wood products facilities in the Pacific Northwest and has begun, and will continue, to divest the assets of those facilities as appropriate opportunities arise. Accordingly, such net assets held for sale are included in other current assets within the March 31, 1995 Consolidated Balance Sheet.

          In the second quarter of 1994, a digester vessel ruptured at the Company's pulp and paperboard mill in Panama City, Florida causing extensive damage to certain of the facility's assets. The Company is seeking recovery for both the losses to property and the losses as a result of business interruption arising from the Panama City occurrence. A partial recovery of approximately $29 million has been received by the Company from certain carriers, claims of approximately
$13 million have been committed to be paid and claims of approximately
$41 million covering the remaining portion of such losses are still pending. The insurance carrier providing boiler and machinery coverage for the Company has denied the Company's claim; the Company has challenged the denial. In addition, subsequent to the end of the first quarter of 1995, certain of the all-risks insurance carriers, which would cover the losses not covered under the boiler and machinery coverage, have denied coverage. Management believes, notwithstanding such denials, the receivable recorded on its financial statements is fully recoverable.



                     PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

(b) Due to restrictive covenants in certain instruments evidencing indebtedness of the Company, the Company's Board of Directors did not declare the scheduled $.4375 August 15, 1994, November 15, 1994, February 15, 1995 and the May 15, 1995 quarterly dividends on the Company's 4.6 million outstanding shares of $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock"). In the event the Company has six quarterly dividends which remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends thereon have been declared and paid or set aside for payment.


Item 3.  Defaults Upon Senior Securities

(b) The response to Part II Item 2(b) above is incorporated by reference herein.


Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

          4 Second Amendment of Credit Agreement dated as of April 12, 1995 among the Company, the financial institutions signatory thereto, Bankers Trust Company, as agent, and Bank of America National Trust and Savings Association, The Bank of New York, The Bank of Nova Scotia, Caisse Nationale de Credit Agricole, Chemical Bank, The Chase Manhattan Bank, N.A., Dresdner Bank AG-Chicago and
                Grand Cayman Branches, The First National Bank of
                Chicago, The Long-Term Credit Bank of Japan, Ltd.,
                Chicago Branch, and the Toronto-Dominion Bank, as Co
                -Agents.

          11 Computation of Primary and Fully Diluted Net Income (Loss) Per Common Share

          27    Financial Data Schedule for the three months ended March 31,
                1995.

(b)       Reports on Form 8-K

          1. A Report on Form 8-K dated February 16, 1995 was filed reporting under Item 5--Other Events, that the Company issued a press release on February 6, 1995 announcing its financial results for the fourth quarter of 1994 and for the year ended December 31, 1994.


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











Date:  May 15, 1995