Form 10-Q
period 1995-06-30
STONE CONTAINER CORP
filed 1995-08-14
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the Quarterly period ended June 30, 1995

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the transition period from ___________ to __________.

        Commission file number 1-3439


                       STONE CONTAINER CORPORATION
_______________________________________________________________________
           (Exact name of registrant as specified in its charter)

Delaware                                                     36-2041256
_____________________________________        __________________________
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)               identification no.)


150 North Michigan Avenue, Chicago, Illinois                      60601
_______________________________________________________________________
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number:  312-346-6600

Indicate by check mark (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

               Yes   X                   No
                   _____                    _____

Number of common shares outstanding as of August 9, 1995:  95,747,954

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                                       June 30,    December 31,
(in millions)                                             1995*           1994
_________________________________________________   ___________    ___________
Assets
Current assets:
Cash and cash equivalents........................   $     45.9     $    108.6
Accounts and notes receivable (less allowances
  of $23.8 and $20.2)............................      1,011.0          824.5
Inventories......................................        744.5          673.1
Other............................................        221.4          210.7
_________________________________________________   ___________    ___________
      Total current assets.......................      2,022.8        1,816.9
_________________________________________________   ___________    ___________
Property, plant and equipment....................      5,751.2        5,465.5
Accumulated depreciation and amortization........     (2,295.6)      (2,106.5)
_________________________________________________   ___________    ___________
      Property, plant and equipment--net.........      3,455.6        3,359.0
Timberlands......................................         77.5           75.1
Goodwill.........................................        869.3          860.2
Other............................................        876.3          893.7
_________________________________________________   ___________    ___________
Total assets                                        $  7,301.5     $  7,004.9
                                                    ===========    ===========

Liabilities and stockholders' equity
Current liabilities:
Accounts payable.................................   $    413.8     $    328.0
Current maturities of senior and subordinated
  long-term debt.................................         26.5          276.1
Notes payable and current maturities of
  non-recourse debt of consolidated affiliates...         21.6           36.5
Income taxes.....................................         24.9           35.2
Accrued and other current liabilities............        328.2          355.7
_________________________________________________   ___________    ___________
      Total current liabilities..................        815.0        1,031.5
_________________________________________________   ___________    ___________
Senior long-term debt............................      2,740.8        2,488.5
Subordinated debt................................      1,098.8        1,159.6
Non-recourse debt of consolidated affiliates.....        660.6          783.8
Other long-term liabilities......................        308.6          290.2
Deferred taxes...................................        496.4          381.4
Minority interest................................        238.8          221.8
Commitments and contingencies....................

Stockholders' equity:
   Series E preferred stock......................        115.0          115.0
   Common stock (90.6 and 90.4 shares
     outstanding)................................        850.0          849.1
   Retained earnings (accumulated deficit).......        128.4          (96.3)
   Foreign currency translation adjustment.......       (147.9)        (215.2)
   Unamortized expense of restricted stock plan..         (3.0)          (4.5)
_________________________________________________   ___________    ___________
      Total stockholders' equity.................        942.5          648.1
_________________________________________________   ___________    ___________
Total liabilities and stockholders' equity.......   $  7,301.5     $  7,004.9
                                                    ===========    ===========

*Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.


                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 AND RETAINED EARNINGS (ACCUMULATED DEFICIT)


                                      Three months ended      Six months ended
                                           June 30,                June 30,
(in millions except per share)          1995       1994        1995       1994
_________________________________   _________  _________   _________  _________
Net sales........................   $1,963.6   $1,354.3    $3,782.8   $2,645.1
Cost of products sold............    1,382.8    1,116.9     2,671.6    2,184.0
Selling, general and
 administrative expenses.........      149.2      136.9       304.2      270.5
Depreciation and amortization....       92.7       88.5       188.6      177.7
Equity (income) loss from
 affiliates......................       (1.9)       1.5        (3.8)       5.7
Other operating (income)
 expense-net.....................         --      (28.5)         --      (33.4)
Other (income) expense-net.......      (10.2)      (1.0)      (18.5)       8.1
_________________________________   _________  _________   _________  _________
Income before interest expense,
 income taxes, minority interest,
 extraordinary losses and
 cumulative effect of an
 accounting change...............      351.0       40.0       640.7       32.5
Interest expense.................     (118.1)    (110.7)     (239.5)    (224.3)
_________________________________   _________  _________   _________  _________
Income (loss) before income
 taxes, minority interest,
 extraordinary losses and
 cumulative effect of an
 accounting change...............      232.9      (70.7)      401.2     (191.8)
(Provision) credit for income
 taxes...........................      (93.2)      20.0      (160.5)      60.0
Minority interest................       (8.7)       (.1)      (12.9)       2.1
_________________________________   _________  _________   _________  _________
Income (loss) before extraordinary
 losses and cumulative effect of
 an accounting change............      131.0      (50.8)      227.8     (129.7)
Extraordinary losses from early
 extinguishment of debt (net of
 income tax benefit).............       (3.1)        --        (3.1)     (16.8)
Cumulative effect of change in
 accounting for postemployment
 benefits (net of income tax
 benefit)........................         --         --          --      (14.2)
_________________________________   _________  _________   _________  _________
Net income (loss)................      127.9      (50.8)      224.7     (160.7)
Preferred stock dividends........       (2.0)      (2.0)       (4.0)      (4.0)
_________________________________   _________  _________   _________  _________
Net income (loss) applicable to
 common shares...................   $  125.9   $  (52.8)   $  220.7   $ (164.7)
_________________________________   _________  _________   _________  _________

Retained earnings (accumulated
 deficit), beginning of period...   $     .5   $  (17.3)   $  (96.3)  $  101.6
Net income (loss)................      127.9      (50.8)      224.7     (160.7)
Cash dividends on preferred
 stock...........................         --       (8.0)         --       (8.0)
Unrealized gain (loss) on
 marketable equity security (net
 tax benefit)....................         --        3.3          --       (5.7)
_________________________________   _________  _________   _________  _________
Retained earnings (accumulated
 deficit), end of period.........   $  128.4   $  (72.8)   $  128.4   $  (72.8)
_________________________________   =========  =========   =========  =========

Per share of common stock -
  Primary:
Income (loss) before extraordinary
 losses and cumulative effect of
 an accounting change............   $   1.42   $   (.58)   $   2.46   $  (1.55)
Extraordinary losses from early
 extinguishment of debt (net of
 income tax benefit).............       (.03)        --        (.03)      (.20)
Cumulative effect of change in
 accounting for postemployment
 benefits (net of income tax
 benefit)........................         --         --          --       (.17)
_________________________________   _________  _________   _________  _________
Net income (loss)................   $   1.39   $   (.58)   $   2.43   $  (1.92)
_________________________________   =========  =========   =========  =========


Per share of common stock -
  Fully Diluted:
Income (loss) before extraordinary
 losses and cumulative effect of
 an accounting change............   $   1.12   $    *      $   1.97   $   *
Extraordinary losses from early
 extinguishment of debt (net of
 income tax benefit).............       (.03)       *          (.03)      *
Cumulative effect of change in
 accounting for postemployment
 benefits (net of income tax
 benefit)........................         --        *           --        *
_________________________________   _________  _________   _________  _________
Net income (loss)................   $   1.09   $    *      $  1.94    $   *
                                    =========  =========   =========  =========
Cash dividends...................   $     --   $     --    $    --    $    --
                                    =========  =========   =========  =========
Common shares and common share
 equivalents outstanding (weighted
 average, in millions):
   Primary.......................       90.8       90.4        90.8       86.0
                                    =========  =========   =========  =========
   Fully Diluted.................      117.9        *         118.4        *
                                    =========  =========   =========  =========

Unaudited; subject to year-end audit
The accompanying notes are an integral part of these statements.

* Fully diluted earnings per share are not applicable because the amounts are anti-dilutive.

                   STONE CONTAINER CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS




                                      Three months ended      Six months ended
                                           June 30,                June 30,
(in millions except per share)          1995       1994        1995       1994
_________________________________   ____________________   ____________________
Cash flows from operating
 activities:
Net income (loss)................   $  127.9   $  (50.8)   $  224.7   $ (160.7)
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in) operating
 activities:
  Depreciation and amortization..       92.7       88.5       188.6      177.7
  Deferred taxes.................       65.2      (21.0)      108.6      (64.2)
  Foreign currency transaction
   (gains) losses................       (4.3)        .7        (4.3)      15.9
  Extraordinary losses from early
   extinguishment of debt........        3.1         --         3.1       16.8
  Cumulative effect of change in
   accounting for postemployment
   benefits......................         --         --          --       14.2
  Other--net.....................       18.1      (31.8)       31.2      (57.7)
Changes in current assets and
 liabilities--net of adjustments
 for dispositions:
  Increase in accounts and notes
   receivable--net...............      (69.3)     (19.1)     (178.8)     (81.4)
  (Increase) decrease in
   inventories...................      (32.2)      41.1       (71.5)      56.8
  Increase in other current
   assets........................       (1.6)     (18.0)      (23.0)     (36.8)
  Increase in accounts payable
   and other current liabilities.       21.5       26.3        47.1       21.1
_________________________________   ____________________   ____________________
Net cash provided by (used in)
 operating activities............      221.1       15.9       325.7      (98.3)
_________________________________   ____________________   ____________________

Cash flows from financing
 activities:
Debt repayments..................      (74.5)     (20.5)     (374.6)    (917.6)
Payments by consolidated
 affiliates on non-recourse debt.     (123.2)     (11.6)     (138.7)     (30.8)
Borrowings.......................       34.9       30.2       302.1      751.4
Non-recourse borrowings of
 consolidated affiliates.........         --         --         1.7         --
Proceeds from issuance of common
 stock-net.......................         .8         --          .8      276.3
Payment (refund) of letter of
 credit..........................         --        1.7          --      (20.6)
Cash dividends...................         --       (8.0)         --       (8.0)
_________________________________   ____________________   ____________________
Net cash (used in) provided by
 financing activities............     (162.0)      (8.2)     (208.7)      50.7
_________________________________   ____________________   ____________________


Cash flows from investing
  activities:
Capital expenditures.............     (113.5)     (48.5)     (182.0)     (66.2)
Proceeds from sales of assets....        6.6       12.4         9.0       19.9
Payments made for businesses
 acquired........................       (8.4)       (.1)      (11.5)       (.1)
Other--net.......................       (9.5)      (4.1)       (3.7)      (5.4)
_________________________________   ____________________   ____________________
Net cash used in investing
 activities......................     (124.8)     (40.3)     (188.2)     (51.8)
_________________________________   ____________________   ____________________
Effect of exchange rate changes
 on cash.........................         .5        3.6         8.5        2.1
_________________________________   ____________________   ____________________
Net decrease in cash and cash
 equivalents.....................      (65.2)     (29.0)      (62.7)     (97.3)
Cash and cash equivalents,
 beginning of period.............      111.1      179.1       108.6      247.4
_________________________________   ____________________   ____________________
Cash and cash equivalents, end
 of period.......................   $   45.9   $  150.1    $   45.9  $   150.1
                                    ====================   ====================

See Note 11 regarding non-cash investing and financing activities and supplemental cash flow information.

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.


             STONE CONTAINER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 1995 and the results of operations and cash flows for the three and six month periods ended June 30, 1995 and 1994. All adjustments reflected in the accompanying unaudited consolidated financial statements are of a normal recurring nature.

NOTE 2:  Reclassifications

Certain prior year amounts have been restated to conform with the current year presentation in the Consolidated Statements of Cash Flows.

NOTE 3:  Subsequent Events

On July 24, 1995, the Company's Board of Directors declared a cash dividend of $2.1875 per share on the Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock") payable August 15, 1995 to stockholders of record on August 7, 1995. The cash dividend represents a payment of $1.75 cumulative arrearage for four quarters plus a regular quarterly dividend of $0.4375. The cumulative cash dividend will fully satisfy all dividends in arrears on the Series E Cumulative Preferred Stock. Additionally, on July 24, 1995, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company's common stock payable September 13, 1995 to shareholders of record on August 24, 1995.

          In the third quarter through August 9, 1995, in separate, independently negotiated transactions, the Company purchased and retired approximately $129 million principal amount of its 8-7/8 percent Convertible Senior Subordinated Notes (the "Convertible Senior Subordinated Notes"). Each Convertible Senior Subordinated Note is convertible into 86.58 shares of the Company's common stock at the effective price of $11.55 per share. Thus, the purchased Convertible Senior Subordinated Notes had represented the potential conversion into approximately 11.2 million common shares. The aggregate purchase price paid by the Company for the subject Convertible Senior Subordinated Notes was approximately $129 million cash and the issuance of approximately 5.9 million shares of common stock, thus eliminating the potential conversion of an additional approximate 5.3 million shares of common stock. These transactions will result in the Company reporting an extraordinary loss from the early extinguishment of debt of approximately $129 million (including the write-off of deferred debt issuance costs, net of income tax benefit), and an increase of approximately $127 million in common stock as a result of the increase of shares of common stock as partial payment for the Convertible Senior Subordinated Notes. Total stockholders' equity in the Company's Consolidated Balance Sheet will not substantially change as a result of the purchases of the Convertible Senior Subordinated Notes. The purchases of the Convertible Senior Subordinated Notes will not substantially affect the availability in the dividend pools under any of the Company's covenants concerning dividend restrictions. Funding for the cash portion of the purchases of the Convertible Senior Subordinated Notes has been financed from bank borrowings. See also
Note 7 - "Liquidity Matters".

          The following tables provide actual earnings per share information for the three and six month periods ended June 30, 1995 and pro forma earnings per share information for the three and six month periods ended June 30, 1995 assuming the issuance of approximately 5.9 million common shares as partial payment for the purchases of the Convertible
Senior Subordinated Notes occurred as of the beginning of each period:

                                  Three months ended June 30, 1995
                                    Actual           Pro Forma
                             _________________    _________________
                                         Fully                Fully
                             Primary   Diluted    Primary   Diluted
Per share of common stock:
Income before extraordinary
 losses....................  $ 1.42    $ 1.12     $ 1.33    $ 1.16
                             =======   =======    =======   =======
Average common shares
 (in millions).............    90.8     117.9       96.7     112.6
                             =======   =======    =======   =======



                                Six months ended June 30, 1995
                                    Actual           Pro Forma
                             _________________    _________________
                                         Fully                Fully
                             Primary   Diluted    Primary   Diluted
Per share of common stock:
Income before extraordinary
 losses....................  $ 2.46    $ 1.97     $ 2.32    $ 2.03
                             =======   =======    =======   =======
Average common shares
 (in millions).............    90.8     118.4       96.7     113.1
                             =======   =======    =======   =======


          Supplemental primary earnings per share before extraordinary losses for the three and six months ended June 30, 1995, assuming the issuance of approximately 5.9 million common shares as partial payment for the purchases of the Convertible Senior Subordinated Notes occurred as of the beginning of each period is $1.34 and $2.33 per share of common stock.

NOTE 4:  Insurance Matters

In the second quarter of 1994, a digester vessel ruptured at the Company's pulp and paperboard mill in Panama City, Florida causing extensive damage to certain of the facility's assets. The Company is seeking recovery for both the losses to property and the losses as a result of business interruption arising from the Panama City occurrence. A partial recovery of approximately $31 million has been received by the Company from certain carriers, claims of approximately $11 million have been committed to be paid and claims of approximately $41 million covering the remaining portion of such losses are still pending. The insurance carrier providing boiler and machinery coverage for the Company has denied the Company's claim; the Company has challenged the denial. The Company has commenced a declatory judgement action against the boiler and machinery insurance carrier for a determination that such insurance carrier is responsible for coverage of the loss. In addition, during the second quarter of 1995, certain of the all-risk insurance carriers, which would cover the losses not covered under the boiler and machinery coverage, have denied coverage. Management believes the receivable recorded on its financial statements is fully recoverable.

NOTE 5:  Acquisition and Retirement of Non-recourse Debt

In March 1995, the Company acquired the remaining 1 percent of the common stock of Seminole Kraft Corporation ("Seminole") thereby making it a wholly-owned subsidiary of the Company. During the second quarter of 1995, the Company (i) repaid Seminole's bank debt and (ii) redeemed Seminole's 13-1/2 percent Subordinated Notes for approximately $123 million. Effective April 30, 1995, the Company merged Seminole with and into the Company.

NOTE 6:  Refinancing

In March 1995, the Company completed the refinancing of the obligations relating to its accounts receivable securitization program with a new $310 million accounts receivable securitization program consisting of $260 million of floating-rate notes due in 2000 (the "Notes") together with a five-year $50 million revolving credit facility (collectively, the "March 1995 Refinancing"). The March 1995 Refinancing permits the Company to sell certain of its accounts receivable to Stone Receivables Corporation which purchases such receivables under the program. The initial accounts receivable under the program were purchased with the net proceeds received from the issuance of the Notes. The purchased accounts receivable are solely the assets of Stone Receivables Corporation, which is a wholly-owned subsidiary of the Company, with its own borrowings. In the event of a liquidation of Stone Receivables Corporation, such borrowings would be satisfied from the assets of Stone Receivables Corporation prior to any distribution to the Company. At June 30, 1995, the Company's Consolidated Balance Sheet included approximately $322 million of accounts receivable and $264.9 million of borrowings under the program.


NOTE 7:  Liquidity Matters

The Company improved its liquidity and financial flexibility as a result of its net income in the fourth quarter of 1994 and first and second quarters of 1995, completion of the March 1995 Refinancing, completion of significant refinancings in 1994 and completion of the refinancing of its Credit Agreement (the "Credit Agreement") in October 1994. The Credit Agreement provides for, among other things, a $450 million revolving credit facility. At August 9, 1995, the Company had borrowing availability of approximately $195 million (net of letters of credit which reduce the amount available to be borrowed) under its $450 million revolving credit facility. The increase in borrowings under the revolving credit facility primarily resulted from the approximate $129 million cash portion paid in partial payment of the purchases of the Convertible Senior Subordinated Notes as described in Note 3 - "Subsequent Events". The Company has received and executed a commitment letter from its agent bank to provide an additional term loan of $200 million which will mature October 1, 2003. The additional term loan may be used to repay all or any portion of the remaining outstanding Convertible Senior Subordinated Notes, the revolving credit facility (without a reduction in the amount available to be borrowed) and/or certain other senior indebtedness of the Company. Also, in July 1995, the Company received a waiver of its mandatory prepayments of excess cash flow (as defined) for four quarters beginning with the 1995 second quarter payment that would have been scheduled to be paid on or before August 15, 1995. Such quarterly payment on August 15, 1995 would have been approximately $49 million.

          The Company's primary capital requirements consist of debt service and capital expenditures. The Company is highly leveraged, and while highly leveraged, will incur substantial ongoing interest expense. No significant debt maturities or amortization obligations are due until June 1997. The Company reduced its total debt during the second quarter of 1995 and first half of 1995 by approximately $157 million and $196 million, respectively.

          At August 9, 1995, Stone-Consolidated Corporation ("Stone-Consolidated"), a non-recourse subsidiary of the Company, had no outstanding borrowings under its $100 million revolving credit facility. (All amounts presented for Stone-Consolidated are in U.S. dollars unless otherwise indicated).

NOTE 8:  Inventories

Inventories are summarized as follows:

                                            June 30,     December 31,
(in millions)                                  1995             1994
______________________________________      ________     ____________
Raw materials and supplies............      $ 325.9      $     306.9
Paperstock............................        306.5            263.4
Work in process.......................         21.1             21.4
Finished products--converting
 facilities...........................        127.5            116.1
______________________________________      ________     ____________
                                              781.0            707.8

Excess of current cost over LIFO
 inventory value......................        (36.5)           (34.7)
                                            ________     ____________
Total inventories.....................      $ 744.5      $     673.1
                                            =========    ============

     At June 30, 1995 and December 31, 1994, the percentage of total inventories costed by the LIFO, FIFO and average cost methods were as follows:

                                            June 30,     December 31,
                                               1995             1994
          ____________________________      ________     ____________
          LIFO........................           38%              42%
          FIFO........................            6%               7%
          Average Cost................           56%              51%


NOTE 9:  Current Maturities of Long-Term Debt

Current maturities of long-term debt at June 30, 1995 and December 31, 1994 consisted of the following components:


                                            June 30,     December 31,
(in millions)                                  1995             1994
______________________________________      ________     ____________
Senior debt...........................      $  26.5      $     276.1
Non-recourse debt of consolidated
 affiliates...........................         13.4             29.2
______________________________________      ________     ____________
Total current maturities of long-term
 debt.................................      $  39.9      $     305.3
                                            ========     ============


          The current maturities at December 31, 1994 included $253.8 million of revolving credit facility borrowings outstanding under the Company's previous accounts receivable securitization program which were scheduled to mature in September 1995. As discussed in Note 6 -- "Refinancing," the Company refinanced such obligations through the completion of the March 1995 Refinancing, which provided for a new, five-year accounts receivable securitization program.

NOTE 10:  Segment Information

Financial information by business segment is summarized as follows:


                                      Three months ended
                           June 30, 1995            June 30, 1994
                     _________________________  ______________________
                                Income before
                                income taxes,            Income (loss)
                                     minority            before income
                                 interest and                taxes and
                        Total   extraordinary     Total       minority
(in millions)           sales            loss     sales       interest
_______________      _________      _________  _________      _________
Paperboard and
 paper
 packaging.....      $1,418.7       $  255.4   $  992.4       $   52.6
White paper
 and other.....         560.5          107.8      366.5            6.8
Intersegment...         (15.6)            --       (4.6)            --
                     _________      _________  _________      _________
                      1,963.6          363.2    1,354.3           59.4
Interest
 expense.......                       (118.1)                   (110.7)
Foreign
 currency
 adjustments...                          4.3                       (.7)
General
 corporate and
 miscellaneous
 (net).........                        (16.5)                    (18.7)
                     _________      _________  _________      _________
Total..........      $1,963.6       $  232.9   $1,354.3       $  (70.7)
                     =========      ========   =========      =========




                                        Six months ended
                           June 30, 1995            June 30, 1994
                     _________________________  ______________________
                                                         Income (loss)
                                                         before income
                                                       taxes, minority
                                                             interest,
                                Income before            extraordinary
                                income taxes,                 loss and
                                   minority                 cumulative
                                 interest and             effect of an
                        Total   extraordinary     Total     accounting
(in millions)           sales            loss     sales         change
_______________      _________      _________  _________      _________
Paperboard and
 paper
 packaging....       $2,752.9       $  489.3   $1,946.4       $  105.1
White paper
 and other....        1,061.6          178.8      715.8          (19.8)
Intersegment..          (31.7)            --      (17.1)            --
                     _________      _________  _________      _________

                      3,782.8          668.1    2,645.1           85.3
Interest
 expense......                        (239.5)                   (224.3)
Foreign
 currency
 adjustments..                           4.3                     (15.9)
General
 corporate and
 miscellaneous
 (net)........                         (31.7)                    (36.9)
                     _________      _________  _________      _________
Total.........       $3,782.8       $  401.2   $2,645.1       $ (191.8)
                     =========      =========  =========      =========

Financial information by geographic region is summarized as follows:



                                      Three months ended
                           June 30, 1995            June 30, 1994
                     _________________________  ______________________
                                Income before
                                income taxes,            Income (loss)
                                     minority            before income
                                 interest and                taxes and
                        Total   extraordinary     Total       minority
(in millions)           sales            loss     sales       interest
_______________      _________      _________  _________      _________
United States..      $1,384.6       $  253.2   $  985.7       $   61.0
Canada.........         381.3          101.9      247.5           (2.6)
Europe.........         226.0            8.1      141.0            1.0
                     _________      _________  _________      _________
                      1,991.9          363.2    1,374.2           59.4
Interest
 expense.......                       (118.1)                   (110.7)
Foreign
 currency
 adjustments...                          4.3                       (.7)
General
 corporate and
 miscellaneous
 (net).........                        (16.5)                    (18.7)
Inter-area
 eliminations..         (28.3)            --      (19.9)            --
                     _________      _________  _________      _________
Total..........      $1,963.6       $  232.9   $1,354.3       $  (70.7)
                     =========      =========  =========      =========




                                        Six months ended
                           June 30, 1995            June 30, 1994
                     _________________________  ______________________
                                                         Income (loss)
                                                         before income
                                                       taxes, minority
                                                             interest,
                                Income before            extraordinary
                                income taxes,                 loss and
                                   minority                 cumulative
                                 interest and             effect of an
                        Total   extraordinary     Total     accounting
(in millions)           sales            loss     sales         change
_______________      _________      _________  _________      _________
United States..      $2,692.5       $  486.7   $1,937.5       $  100.4
Canada.........         701.2          161.2      454.1          (17.3)
Europe.........         433.0           20.2      282.3            2.2
                     _________      _________  _________      _________
                      3,826.7          668.1    2,673.9           85.3
Interest
 expense.......                       (239.5)                   (224.3)
Foreign
 currency
 adjustments...                          4.3                     (15.9)
General
 corporate and
 miscellaneous
 (net).........                        (31.7)                    (36.9)
Inter-area
 eliminations..         (43.9)            --      (28.8)            --
                     _________      _________  _________      _________
Total............    $3,782.8       $  401.2   $2,645.1       $ (191.8)
                     =========      =========  =========      =========

NOTE 11:  Additional Cash Flow Statement Information

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                             Three months ended     Six months ended
                                  June 30,              June 30,
(in millions)                  1995       1994        1995      1994
____________________         ______      ______     ______    ______
Non-cash investing
 and financing
 activities:
 Unrealized gain
  (loss) on an
  investment in
  an equity
  security (net
  of income tax)......      $    --      $  3.3     $  --     $ (5.7)
 Note receivable
  received from sale
  of assets...........           --          --        --        1.3

Cash paid during the
 periods for:
 Interest (net of
 capitalization).....       $ 116.2     $  91.9    $233.3     $190.7
 Income taxes (net
  of refunds)........          51.0          .9      62.0        3.4
                            ========    ========   =======    =======

              STONE CONTAINER CORPORATION AND SUBSIDIARIES
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                                          Three months ended June 30,
                                        1995                      1994
                                           Percent of               Percent of
(dollars in millions)          Amount      net sales      Amount     net sales
Net sales..................   $1,963.6         100.0%    $1,354.3        100.0%
Cost of products sold......    1,382.8          70.4      1,116.9         82.5
Selling, general and
 administrative expenses...      149.2           7.6        136.9         10.1
Depreciation and
 amortization..............       92.7           4.7         88.5          6.5
Equity (income) loss from
 affiliates................       (1.9)          (.1)         1.5           .1
Other operating (income)
 expense-net...............         --            --        (28.5)        (2.1)
Other (income) expense-net.      (10.2)          (.5)        (1.0)         (.1)
                              __________   ___________   _________   __________
Income before interest
 expense, income taxes,
 minority interest,
 extraordinary loss and
 cumulative effect of an
 accounting change.........      351.0          17.9         40.0          3.0
Interest expense...........     (118.1)         (6.0)      (110.7)        (8.2)
                              __________   ___________   _________   __________
Income (loss) before income
 taxes, minority interest,
 extraordinary loss and
 cumulative effect of an
 accounting change.........      232.9          11.9        (70.7)        (5.2)
(Provision) credit for
 income taxes..............      (93.2)         (4.8)        20.0          1.4
Minority interest..........       (8.7)          (.4)         (.1)          --
                              __________   ___________   _________   __________
Income (loss) before
 extraordinary loss and
 cumulative effect of an
 accounting change.........      131.0           6.7        (50.8)        (3.8)
Extraordinary loss from
 early extinguishment of
 debt (net of income tax
 benefit)..................       (3.1)          (.2)          --           --
Cumulative effect of change
 in accounting for
 postemployment benefits
 (net of income tax
 benefit)..................         --            --           --           --
                              __________   ___________   _________   __________
Net income (loss)..........   $  127.9           6.5     $  (50.8)        (3.8)
                              =========    ===========   ==========  ==========

                                            Six months ended June 30,
                                        1995                      1994
                                           Percent of               Percent of
(dollars in millions)          Amount      net sales      Amount     net sales
Net sales..................   $3,782.8         100.0%    $2,645.1        100.0%
Cost of products sold......    2,671.6          70.6      2,184.0         82.6
Selling, general and
 administrative expenses...      304.2           8.1        270.5         10.2
Depreciation and
 amortization..............      188.6           5.0        177.7          6.7
Equity (income) loss from
 affiliates................       (3.8)          (.1)         5.7           .2
Other operating (income)
 expense-net...............         --            --        (33.4)        (1.2)
Other (income) expense-net.      (18.5)          (.5)         8.1           .3
                              __________   ___________   _________   __________
Income before interest
 expense, income taxes,
 minority interest,
 extraordinary losses and
 cumulative effect of an
 accounting change.........      640.7          16.9         32.5          1.2
Interest expense...........     (239.5)         (6.3)      (224.3)        (8.5)
                              __________   ___________   _________   __________
Income (loss) before income
 taxes, minority interest,
 extraordinary losses and
 cumulative effect of an
 accounting change.........      401.2          10.6       (191.8)        (7.3)
(Provision) credit for
 income taxes..............     (160.5)         (4.2)        60.0          2.3
Minority interest..........      (12.9)          (.4)         2.1           .1
                              __________   ___________   _________   __________
Income (loss) before
 extraordinary losses and
 cumulative effect of an
 accounting change.........      227.8           6.0       (129.7)        (4.9)
Extraordinary losses from
 early extinguishment of
 debt (net of income tax
 benefit)..................       (3.1)          (.1)       (16.8)         (.7)
Cumulative effect of change
 in accounting for
 postemployment benefits
 (net of income tax
 benefit)..................         --            --        (14.2)        (.5)
                              __________   ___________   _________   __________
Net income (loss)..........   $  224.7           5.9     $ (160.7)        (6.1)
                              =========    ===========   =========   ==========



          For the three months ended June 30, 1995, income before the extraordinary loss from the early extinguishment of debt was $131 million, or $1.42 per share of common stock on a primary basis and $1.12 per share of common stock on a fully diluted basis. In the 1995 second quarter, the Company recorded an extraordinary loss from the early extinguishment of debt of $3.1 million, net of income tax benefit, or $.03 per share of common stock, resulting in net income for the 1995 second quarter of $127.9 million, or $1.39 per share of common stock on a primary basis and $1.09 per share of common stock on a fully diluted basis. The Company incurred a net loss for the 1994 second quarter of $50.8 million, or $.58 per share of common stock.

          For the six months ended June 30, 1995, income before the extraordinary loss from the early extinguishment of debt was $227.8 million, or $2.46 per share of common stock on a primary basis and $1.97 per share of common stock on a fully diluted basis. The extraordinary loss from the early extinguishment of debt recorded in the 1995 second quarter resulted in net income for the six months ended June 30, 1995 of $224.7 million, or $2.43 per share of common stock on a primary basis and $1.94 per share of common stock on a fully diluted basis. For the six months ended June 30, 1994, the loss before an extraordinary loss and the cumulative effect of an accounting change was $129.7 million, or $1.55 per share of common stock. After the extraordinary loss and the cumulative effect of an accounting change, the net loss for the six months ended June 30, 1994 was $160.7 million, or $1.92 per share of common stock.

          The improved results for the three and six month periods ended June 30, 1995 over the comparable prior year periods primarily reflect improved product pricing for the Company's products which was partially offset by a substantial increase in recycled fiber costs.

Paperboard and paper packaging:

Net sales for the three and six months ended June 30, 1995 for the paperboard and paper packaging segment increased approximately 43 percent and 41 percent, respectively, over the comparable prior year periods reflecting higher sales for corrugated containers, paperboard and paper bags and sacks. These sales increases primarily resulted from significantly higher average selling prices. Additionally, an increase in corrugated container shipments also contributed to the increased sales.

          Shipments of corrugated containers, including the Company's proportionate share of the shipments by its affiliates, were 13.4 billion square feet for the second quarter of 1995, compared with 13.3 billion square feet for the comparable prior year period. For the first six months of 1995, the Company shipped 27.1 billion square feet of corrugated containers, compared with 26.2 billion square feet shipped during the first six months of 1994. Shipments of paper bags and sacks were 147 thousands tons and 294 thousand tons for the three month and six month periods ended June 30, 1995, respectively, compared with 163 thousand tons and 322 thousand tons shipped during the comparable 1994 periods.

          Production of containerboard and kraft paper for the three and six month periods ended June 30, 1995, was 1.28 million tons and 2.61 million tons, respectively, compared to 1.29 million tons and 2.58 million tons produced during the comparable prior year periods.

          Operating income for the paperboard and paper packaging segment increased significantly for the three and six month periods ended June 30, 1995, as compared with the corresponding 1994 periods. These increases are attributable to improved operating margins primarily resulting from significantly higher average selling prices for the Company's paperboard and paper packaging products.

White paper and other:

Net sales for the second quarter and first half of 1995 for the white paper and other segment increased approximately 53 percent and 48 percent, respectively, over the comparable prior year periods. These increases were due in part to the inclusion of approximately $41 million for the 1995 second quarter and $78 million for the first half of 1995 of market pulp sales for Stone Venepal (Celgar) Pulp, Inc. ("SVCPI") which, effective December 31, 1994, became a consolidated subsidiary when the Company increased its ownership in SVCPI's common stock from 50 percent to 90 percent. SVCPI had previously been accounted for in accordance with the equity method of accounting. Excluding the effect of SVCPI, net sales for the second quarter and first half of 1995 for this segment increased 42 percent and 37 percent, respectively, over the comparable prior year periods, reflecting significant sales increases for market pulp, newsprint and groundwood paper. These sales increases were mainly attributable to higher average selling prices, although improved market pulp sales volume also contributed to the increases.

          Production of newsprint, market pulp and groundwood paper for the three and six month periods ended June 30, 1995, including 100 percent of the production at Stone-Consolidated Inc. ("Stone-Consolidated"), the Company's 74.6 percent owned Canadian subsidiary, and 45 percent of the production at the Company's affiliated market pulp mill in British Columbia for 1995 and 25 percent for 1994, was 729 thousand tons and
1.46 million tons, respectively, compared with 600 thousand tons and
1.27 million tons produced during the comparable prior year periods.
As a result of the Company increasing its ownership in SVCPI's common stock effective December 31, 1994, the Company indirectly acquired an additional 20 percent of the affiliated market pulp mill in British Columbia.

          Operating income for the white paper and other segment for the 1995 second quarter was $107.8 million compared to operating income of $6.8 million for the 1994 second quarter. Operating income for the first half of 1995 was $178.8 million compared to an operating loss of $19.8 million for the comparable period of 1994. The significant improvement in operating income was mainly attributable to improved operating margins resulting primarily from the significantly higher average selling prices for market pulp, newsprint and groundwood paper.

Financial Condition and Liquidity

The Company's working capital ratio at June 30, 1995 was 2.5 to 1 compared to 1.8 to 1 at December 31, 1994. The Company's long-term debt to total capitalization ratio was 72.8 percent at June 30, 1995 as compared with 78.0 percent at December 31, 1994. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of consolidated affiliates which is non-recourse to the Company), deferred income taxes, minority interest and stockholders' equity.

          The Company's primary capital requirements consist of debt service and capital expenditures. The Company is highly leveraged, and while highly leveraged, will incur substantial ongoing interest expense. No significant debt maturities or amortization obligations are due until June 1997. The Company reduced its total debt during the second quarter of 1995 and first half of 1995 by approximately $157 million and $196 million, respectively.

The Company's working capital ratio at June 30, 1995 was 2.5 to 1 compared to 1.8 to 1 at December 31, 1994. The Company's long-term debt to total capitalization ratio was 72.8 percent at June 30, 1995 as compared with 78.0 percent at December 31, 1994. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of consolidated affiliates which is non-recourse to the Company), deferred income taxes, minority interest and stockholders' equity.

          The Company's primary capital requirements consist of debt service and capital expenditures. The Company is highly leveraged, and while highly leveraged, will incur substantial ongoing interest expense. No significant debt maturities or amortization obligations are due until June 1997. The Company reduced its total debt during the second quarter of 1995 and first half of 1995 by approximately $157 million and $196 million, respectively.

          The Company improved its liquidity and financial flexibility as a result of its net income in the fourth quarter of 1994 and the first and second quarters of 1995, completion of the March 1995 Refinancing as defined in Note 6 -- "Refinancing", completion of significant refinancings in 1994 and completion of the refinancing of the Company's bank credit agreement (the "Credit Agreement") in October 1994. The
Credit Agreement consists of a $400 million senior secured term loan facility maturing through April 1, 2000 and a $450 million senior secured revolving credit facility commitment maturing May 15, 1999, which includes a $25 million swing-line sub-facility also maturing May
15, 1999. At August 9, 1995, the Company had borrowing availability of approximately $195 million (net of letters of credit which reduce the amount available to be borrowed) under its $450 million revolving credit facility. The increase in borrowings under the revolving credit facility primarily resulted from the approximate $129 million cash portion paid in partial payment of the purchases of the Convertible
Senior Subordinated Notes as described in Note 3 -- "Subsequent
Events". The Company has received and executed a commitment letter from its agent bank to provide an additional term loan of $200 million which will mature October 1, 2003. The additional term loan may be used to repay all or any portion of the remaining outstanding
Convertible Senior Subordinated Notes, the revolving credit facility (without a reduction in the amount available to be borrowed) and/or certain other senior indebtedness of the Company. The term loan and the revolving credit facility had weighted average interest rates for the six months ended June 30, 1995 of 9.28 percent and 9.64 percent, respectively. The weighted average rates do not include the effects of the amortization of deferred debt issuance costs.

          At August 9, 1995, Stone-Consolidated, a non-recourse subsidiary of the Company, had no outstanding borrowings under its $100 million revolving credit facility. (All amounts presented for Stone-
Consolidated are in U.S. dollars unless otherwise indicated).

          Borrowings under the Credit Agreement are secured with a significant portion of the assets of the Company. The Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios. Additionally, the term loan portion of the Credit Agreement provides for mandatory prepayments from sales of certain assets, certain debt financings and a percentage of excess cash flow (as defined). The Company's bank lenders, at the Company's optional request, may at their option waive the receipt of certain mandatory prepayments. In July 1995, the Company received a waiver of its mandatory prepayments of excess cash flow for four quarters beginning with the 1995 second quarter payment that would have been scheduled to be paid on or before August 15, 1995. Such quarterly payment on August 15, 1995 would have been approximately $49 million. The amortizations for each semi-annual period is 1/2 of 1 percent of the principal amount of the outstanding term loans and all mandatory and voluntary prepayments are allocated against the term loan amortizations in inverse order of maturity. Mandatory prepayments from sales of collateral, unless replacement collateral is provided, will be applied ratably to the term loan and revolving credit facility, permanently reducing the loan commitments under the Credit Agreement. The Credit Agreement also contains cross-default provisions to the indebtedness of $10 million or more of the Company and certain subsidiaries, as well as cross-acceleration provisions to the non-recourse debt of $10 million or more of Stone-Consolidated. These cross-acceleration provisions also relate to the non-recourse debt of SVCPI. At June 30, 1995, SVCPI had approximately $289 million in secured indebtedness owed to bank lenders. The Credit Agreement allows, under certain specific circumstances, for the Company to make further investments in SVCPI.

Operating activities:

Net cash provided by operating activities was $325.7 million for the six months ended June 30, 1995, an improvement of $424.0 million over the comparable period of 1994. The improvement in operating cash flows primarily reflects the Company's improved earnings and decrease in debt issuance costs which more than offset the effects of an increase in accounts and notes receivable and inventories.

Financing activities:

During the second quarter of 1995, the Company (i) repaid Seminole Kraft Corporation's ("Seminole") bank debt and (ii) redeemed Seminole's 13-1/2 percent Subordinated Notes for approximately $123 million. The Company had previously acquired the remaining 1 percent of the common stock of Seminole, thereby making it a wholly-owned subsidiary of the Company, in March 1995. Effective April 30, 1995, the Company merged Seminole with and into the Company.

          In March 1995, the Company completed the refinancing of the obligations relating to its accounts receivable securitization program with a new $310 million accounts receivable securitization program consisting of $260 million of floating-rate notes due in 2000 (the "Notes") together with a five-year $50 million revolving credit facility (collectively, the "March 1995 Refinancing"). The March 1995 Refinancing permits the Company to sell certain of its accounts receivable to Stone Receivables Corporation, which purchases such receivables under the program. The initial accounts receivable under the program were purchased with the net proceeds received from the issuance of the Notes. The purchased accounts receivable are solely the assets of Stone Receivables Corporation, a wholly-owned subsidiary of the Company, with its own borrowings. In the event of a liquidation of Stone Receivables Corporation, such borrowings would be satisfied from the assets of Stone Receivables Corporation prior to any distribution to the Company. At June 30, 1995, the Company's Consolidated Balance Sheet included approximately $322 million of accounts receivable and $264.9 million of borrowings under the program.


          Due to restrictive provisions in the Company's indentures, the most restrictive of which is contained in the Senior Subordinated Indenture dated March 15, 1992 (the "Senior Subordinated Indenture"), relating to the Company's 10-3/4 percent Senior Subordinated Notes due June 15, 1997, its 11 percent Senior Subordinated Notes due August 15, 1999 and its 10-3/4 percent Senior Subordinated Debentures due April 1, 2002, the Board of Directors had not declared the scheduled August 15, 1994, November 15, 1994, February 15, 1995 and the May 15, 1995
quarterly dividends of $0.4375 on the 4.6 million shares of Series E Cumulative Convertible Exchangeable Preferred Stock ("Series E Cumulative Preferred Stock"). As a result of net income from the first and second quarters of 1995 and the fourth quarter of 1994, the dividend pool, established by the restrictions on payment of dividends under the Senior Subordinated Indenture, was replenished and approximated $121 million at June 30, 1995. On July 24, 1995, the Company's Board of Directors declared a cash dividend of $2.1875 per share on the Series E Cumulative Preferred Stock payable August 15,
1995 to stockholders of record on August 7, 1995. The cash dividend represents a payment of $1.75 cumulative arrearage for four quarters plus a regular quarterly dividend of $0.4375. The cumulative cash dividend will fully satisfy all dividends in arrears on the Series E Cumulative Preferred Stock. Additionally, on July 24, 1995, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company's common stock payable September 13, 1995 to shareholders of record on August 24, 1995.

Investing activities:

Capital expenditures for the six months ended June 30, 1995 totalled
$182 million.

Outlook:

As a result of favorable industry conditions, the Company has implemented price increases for containerboard and corrugated containers during the first and second quarters of 1995. The Company's containerboard and corrugated container product lines represent a substantial portion of the Company's net sales.

          Also, during the first and second quarters of 1995, the Company implemented price increases for market pulp and has announced a further market pulp price increase effective in September and October of 1995.

          Additionally, the Company implemented newsprint and groundwood paper price increases during the first and second quarters of 1995 and has announced a further newsprint price increase effective in September 1995. Further price increases for certain grades of groundwood paper are also scheduled to be implemented during the 1995 third quarter.

          While there can be no assurance that prices will continue or remain at current levels, the Company believes that the current supply/demand characteristics for its product lines should allow for further product price improvements.

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

          The increase in demand for products manufactured, in whole or in part, from recycled fiber has caused a tightness in supply of recycled fiber and a resulting significant increase in the cost of such fiber used in the manufacture of recycled containerboard and other products.
As a result, the cost of recycled fiber for the second quarter and first half of 1995 increased approximately $90 million and $170 million, respectively, over the comparable 1994 periods, and was approximately $31 million higher than the first quarter of 1995. While the Company currently expects recycled fiber costs to moderate in the third quarter of 1995, there can be no assurance that such will be the case or that recycled fiber costs will not escalate in the future.

          While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in economic proximity to its mills and does not expect to have such difficulty, there can be no assurances that this will continue to be the case for any or all of its mills.

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

          In July 1995, the Company announced that it has indefinitely delayed the planned conversion of the No. 1 paper machine from newsprint to corrugating medium at its mill in Snowflake, Arizona. The Company remains on schedule at this mill to convert its No. 2 linerboard machine to also produce corrugating medium and to construct an OCC ("old corrugated container") processing plant.

          The Company is continuing to pursue its financial strategy of enhancing its liquidity and financial flexibility by evaluating alternatives related to its non-core assets, including the U.S. wood products business. As an initial step in achieving this objective, the Company ceased operations of three wood products facilities in the Pacific Northwest and has begun and will continue to divest the assets of those facilities as appropriate opportunities arise. Accordingly, such net assets held for sale are included in other current assets within the June 30, 1995 Consolidated Balance Sheet.

          In the second quarter of 1994, a digester vessel ruptured at the Company's pulp and paperboard mill in Panama City, Florida causing extensive damage to certain of the facility's assets. The Company is seeking recovery for both the losses to property and the losses as a result of business interruption arising from the Panama City occurrence. A partial recovery of approximately $31 million has been received by the Company from certain carriers, claims of approximately
$11 million have been committed to be paid and claims of approximately
$41 million covering the remaining portion of such losses are still pending. The insurance carrier providing boiler and machinery coverage for the Company has denied the Company's claim; the Company has challenged the denial. The Company has commenced a declatory judgement action against the boiler and machinery insurance carrier for a determination that such insurance carrier is responsible for coverage of the loss. In addition, during the second quarter of 1995, certain of the all-risk insurance carriers, which would cover the losses not covered under the boiler and machinery coverage, have denied coverage.
 Management believes the receivable recorded on its financial statements is fully recoverable.

                            PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

   (b) Due to restrictive covenants in certain instruments evidencing indebtedness of the Company, the Company's Board of Directors did not declare the scheduled $0.4375 August 15, 1994, November 15, 1994, February 15, 1995 and May 15, 1995
                   quarterly dividends on the Company's 4.6 million outstanding shares of $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock"). On July 24, 1995, the Company's Board of Directors declared a cash dividend of $2.1875 per share on the Series E Cumulative Preferred Stock payable August 15, 1995. The cash dividend represents a payment of $1.75 cumulative arrearage for four quarters plus a regular quarterly dividend of $0.4375. The cumulative cash dividend will fully satisfy all dividends in arrears. In the event the Company has six quarterly dividends which remain unpaid beginning August 15, 1995 on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends thereon have been declared and paid or set aside for payment.


Item 3.  Defaults Upon Senior Securities

(b) The Company has no defaults upon senior securities. The response to Part II Item 2(b) is incorporated by reference herein.


Item 4.  Submission of Matters to a Vote of Security - Holders

(a)       The Company held its Annual Meeting of Stockholders on May 9,
          1995.

(c)       The following matters were voted upon at the Annual Meeting of
          Stockholders:

          1. The election of the nominees for Directors who will serve for a term to expire at the next succeeding Annual Meeting of Stockholders was voted on by the stockholders. The nominees, all of whom were elected, are set forth below. The inspectors of election certified the following vote tabulations:



                              FOR             WITHHELD        NON-VOTES
Richard A. Giesen         76,578,555          410,690             0
James J. Glasser          76,583,691          405,554             0
Jack M. Greenberg         76,560,214          429,031             0
George Kennedy            76,576,589          412,656             0
Howard C. Miller, Jr.     76,580,098          409,147             0
John D. Nichols           76,590,515          398,730             0
Jerry K. Pearlman         76,576,687          412,558             0
Richard J. Raskin         76,571,296          417,949             0
Alan Stone                75,814,908        1,174,337             0
Avery J. Stone            76,572,126          417,119             0
Ira N. Stone              76,503,690          485,555             0
James H. Stone            76,514,524          474,721             0
Roger W. Stone            76,507,609          481,636             0


     2. A proposal to adopt the 1995 Long-Term Incentive Plan was approved by the stockholders. The inspectors of election certified the following vote tabulations:


           FOR            AGAINST          ABSTAIN          NON-VOTES
       51,169,760       12,701,128        1,313,926        11,804,431


     3. A proposal to adopt the 1995 Key Executive Officer Short Term Incentive Plan was approved by the stockholders. The inspectors of election certified the following vote tabulations:

           FOR            AGAINST          ABSTAIN          NON-VOTES
       73,320,908        2,303,140        1,365,197            0


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

     11 Computation of Primary and Fully Diluted Net Income (Loss) Per Common Share

     27            Financial Data Schedule for the six months ended June 30,
                   1995.

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






Date:  August 14, 1995