Form 10-Q
period 1995-09-30
STONE CONTAINER CORP
filed 1995-11-14
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the Quarterly period ended September 30, 1995

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the transition period from _______________ to ______________.

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

                 Yes   X              No

Number of common shares outstanding as of November 7, 1995:  99,133,771


                     PART I.  FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS

             STONE CONTAINER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
(in millions)                                              1995*          1994
Assets
Current assets:
Cash and cash equivalents.......................   $      102.2    $     108.6
Accounts and notes receivable (less allowances
 of $27.2 and $20.2)............................          997.1          824.5
Inventories.....................................          827.4          673.1
Other...........................................          191.1          210.7
________________________________________________   ____________________________
          Total current assets..................        2,117.8        1,816.9
________________________________________________   ____________________________
Property, plant and equipment...................        5,867.5        5,465.5
Accumulated depreciation and amortization.......       (2,376.8)      (2,106.5)
________________________________________________   ____________________________
          Property, plant and equipment--net....        3,490.7        3,359.0
Timberlands.....................................           77.6           75.1
Goodwill........................................          888.5          860.2
Other...........................................          869.4          893.7
________________________________________________   ____________________________
Total assets....................................   $    7,444.0    $   7,004.9
                                                   ============================

Liabilities and stockholders' equity
Current liabilities:
Accounts payable................................   $      430.5    $     328.0
Current maturities of senior and subordinated
 long-term debt.................................           24.1          276.1
Notes payable and current maturities of
 non-recourse debt of consolidated affiliates...           30.5           36.5
Income taxes....................................           28.5           35.2
Accrued and other current liabilities...........          359.1          355.7
________________________________________________   ____________________________
          Total current liabilities.............          872.7        1,031.5
________________________________________________   ____________________________
Senior long-term debt...........................        2,883.7        2,488.5
Subordinated debt...............................          827.5        1,159.6
Non-recourse debt of consolidated affiliates....          667.8          783.8
Other long-term liabilities.....................          297.1          290.2
Deferred taxes..................................          575.9          381.4
Minority interest...............................          256.9          221.8
Commitments and contingencies...................

Stockholders' equity:
   Series E preferred stock.....................          115.0          115.0
   Common stock (98.7 and 90.4 shares
    outstanding)................................        1,025.6          849.1
   Retained earnings (accumulated deficit)......           54.9          (96.3)
   Foreign currency translation adjustment......         (130.7)        (215.2)
   Unamortized expense of restricted stock plan.           (2.4)          (4.5)
________________________________________________   ____________________________
          Total stockholders' equity............        1,062.4          648.1
________________________________________________   ____________________________
Total liabilities and stockholders' equity......   $    7,444.0    $   7,004.9
                                                   ============================

*Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.


                   STONE CONTAINER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                     Three months ended      Nine months ended
                                        September 30,           September 30,
(in millions except per share)         1995       1994         1995       1994
________________________________   _________  _________    _________  _________
Net sales.......................   $1,924.0   $1,482.2     $5,706.8   $4,127.3
Cost of products sold...........    1,330.4    1,183.4      4,002.0    3,367.4
Selling, general and
 administrative expenses........      151.7      147.7        455.9      418.1
Depreciation and amortization...       97.1       89.7        285.7      267.5
Equity (income) loss from
 affiliates.....................       (2.5)        .4         (6.2)       6.1
Other operating (income)
 expense-net....................         --        1.0           --      (32.4)
Other (income) expense-net......      (11.5)     (21.3)       (30.0)     (13.2)
________________________________   _________  _________    _________  _________
Income before interest expense,
 income taxes, minority
 interest, extraordinary charges
 and cumulative effect of an
 accounting change..............      358.8       81.3        999.4      113.8
Interest expense................     (114.5)    (113.9)      (354.0)    (338.1)
________________________________   _________  _________    _________  _________
Income (loss) before income
 taxes, minority interest,
 extraordinary charges and
 cumulative effect of an
 accounting change..............      244.3      (32.6)       645.4     (224.3)
(Provision) credit for income
 taxes..........................     (102.6)       5.4       (263.1)      65.4
Minority interest...............      (12.7)      (1.7)       (25.5)        .3
________________________________   _________  _________    _________  _________
Income (loss) before
 extraordinary charges and
 cumulative effect of an
 accounting change..............      129.0      (28.9)       356.8     (158.6)
Extraordinary charges from early
 extinguishments of debt (net of
 income tax benefit)............     (177.9)     (44.8)      (181.0)     (61.6)
Cumulative effect of change in
 accounting for postemployment
 benefits (net of income tax
 benefit).......................         --         --           --      (14.2)
________________________________   _________  _________    _________  _________
Net income (loss)...............      (48.9)     (73.7)       175.8     (234.4)
Preferred stock dividends.......       (2.0)      (2.0)        (6.0)      (6.0)
________________________________   _________  _________    _________  _________
Net income (loss) applicable to
 common shares..................   $  (50.9)  $  (75.7)    $  169.8   $ (240.4)
________________________________   _________  _________    _________  _________

Retained earnings (accumulated
 deficit), beginning of period..   $  128.4   $  (72.8)    $  (96.3)  $  101.6
Net income (loss)...............      (48.9)     (73.7)       175.8     (234.4)
Cash dividends on preferred
 stock..........................      (24.6)        --        (24.6)      (8.0)
Unrealized gain on marketable
 equity security (net of income
 taxes).........................         --       10.3           --        4.6
________________________________   _________  _________    _________  _________
Retained earnings (accumulated
 deficit), end of period........   $   54.9   $ (136.2)    $   54.9   $ (136.2)
________________________________   =========  =========    =========  =========

Per share of common stock -
  Primary:
Income (loss) before
 extraordinary charges and
 cumulative effect of an
 accounting change..............   $   1.32   $   (.34)    $   3.79   $  (1.89)
Extraordinary charges from early
 extinguishments of debt (net of
 income tax benefit)............      (1.85)      (.50)       (1.95)      (.70)
Cumulative effect of change in
 accounting for postemployment
 benefits (net of income tax
 benefit).......................         --         --           --       (.16)
________________________________   _________  _________    _________  _________
Net income (loss)...............   $   (.53)  $   (.84)    $   1.84   $  (2.75)
                                   =========  =========    =========  =========

Per share of common stock -
   Fully Diluted:
Income (loss) before
 extraordinary charges and
 cumulative effect of an
 accounting change..............   $   1.12   $    *       $   3.08   $    *
Extraordinary charges from early
 extinguishments of debt (net of
 income tax benefit)............      (1.57)       *          (1.55)       *
Cumulative effect of change in
 accounting for postemployment
 benefits (net of income tax
 benefit).......................         --        *             --        *
________________________________   _________  _________    _________  _________
Net income (loss)...............   $   (.45)  $    *       $   1.53   $    *
                                   =========  =========    =========  =========
Cash dividends..................   $    .15   $     --     $    .15   $     --
                                   =========  =========    =========  =========

Common shares and common share
 equivalents outstanding
 (weighted average, in millions):
   Primary......................       95.9       90.4         92.5       87.5
                                   =========  =========    =========  =========
   Fully Diluted................      113.1        *          116.6        *
                                   =========  =========    =========  =========

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

* Fully diluted earnings per share are not applicable because the amounts are anti-dilutive.


                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Three months ended  Nine months ended
                                               September 30,      September 30,
(in millions except per share)                1995     1994      1995     1994
_________________________________________   ________________   ________________
Cash flows from operating activities:
Net income (loss)........................   $(48.9)  $(73.7)   $175.8  $(234.4)
Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
  Depreciation and amortization..........     97.1     89.7     285.7    267.5
  Deferred taxes.........................     74.4    (10.9)    183.0    (75.1)
  Foreign currency transaction (gains)
   losses................................     (5.6)   (12.2)     (9.9)     3.7
  Extraordinary charges from early
   extinguishments of debt...............    177.9     44.8     181.0     61.6
  Cumulative effect of an accounting
   change................................       --       --        --     14.2
  Other--net.............................     25.4      8.5      56.6    (49.3)
Changes in current assets and
 liabilities--net of adjustments for an
 acquisition and dispositions:
  (Increase) decrease in accounts and
   notes receivable--net.................     16.0    (68.6)   (162.8)  (150.0)
  (Increase) decrease in inventories.....    (73.6)   (26.5)   (145.1)    30.3
  (Increase) decrease in other current
   assets................................     31.0      7.2       8.0    (29.6)
  Increase in accounts payable and other
   current liabilities...................     35.4     35.5      82.5     56.6
_________________________________________   ________________   ________________
Net cash provided by (used in) operating
 activities..............................    329.1     (6.2)    654.8   (104.5)
_________________________________________   ________________   ________________

Cash flows from financing activities:
Debt repayments..........................   (329.3)    (4.0)   (703.9)  (921.6)
Payments by consolidated affiliates on
 non-recourse debt.......................     (5.7)   (16.9)   (144.4)   (47.7)
Borrowings...............................    200.7     74.1     502.8    825.5
Non-recourse borrowings of consolidated
 affiliates..............................      2.4       --       4.1       --
Proceeds from issuance of common
 stock-net...............................       .8       --       1.6    276.3
Payment on letter of credit..............       --       --        --    (20.6)
Cash dividends...........................    (24.6)      --     (24.6)    (8.0)
_________________________________________   ________________   ________________

Net cash (used in) provided by financing
 activities..............................   (155.7)    53.2    (364.4)   103.9
_________________________________________   ________________   ________________


Cash flows from investing activities:
Capital expenditures.....................    (97.7)   (67.0)   (279.7)  (133.2)
Proceeds from sales of assets............      6.8       --      15.8     18.9
Payments made for businesses acquired....    (13.2)    (2.5)    (24.7)    (2.6)
Other--net...............................    (13.0)    10.8     (16.7)     6.4
_________________________________________   ________________   ________________
Net cash used in investing activities....   (117.1)   (58.7)   (305.3)  (110.5)
_________________________________________   ________________   ________________
Effect of exchange rate changes on cash..       --      1.2       8.5      3.3
_________________________________________   ________________   ________________
Net increase (decrease) in cash and cash
 equivalents.............................     56.3    (10.5)     (6.4)  (107.8)
Cash and cash equivalents, beginning of
 period..................................     45.9    150.1     108.6    247.4
_________________________________________   ________________   ________________
Cash and cash equivalents, end of period.   $102.2   $139.6    $102.2   $139.6
                                            ================   ================

See Note 12 regarding non-cash investing and financing activities and supplemental cash flow information.

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

           STONE CONTAINER CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 1995 and the results of operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994. All adjustments reflected in the accompanying unaudited consolidated financial statements are of a normal recurring nature.

NOTE 2:  Reclassifications

Certain prior year amounts have been restated to conform with the current year presentation in the Consolidated Statements of Cash
Flows.

NOTE 3:  Subsequent Events

On November 1, 1995, Stone-Consolidated Corporation ("Stone-Consolidated"), a 74.6 percent owned Canadian subsidiary of the Company, amalgamated its operations (the "Amalgamation") with Rainy River Forest Products Inc. ("Rainy River"), a Toronto-based Canadian pulp and paper company. The amalgamated entity ("Amalco") will continue under the name of Stone-Consolidated Corporation. As a result of the Amalgamation, the Company's equity ownership in Stone-Consolidated Corporation was reduced from 74.6 percent to 46.7 percent. From the effective date of the Amalgamation, the Company will begin reporting Stone-Consolidated Corporation as a non-consolidated affiliate in accordance with the equity method of accounting.

          Pursuant to the Amalgamation, (i) each share of common stock of Stone-Consolidated was converted into one share of Amalco common stock, (ii) each share of Rainy River common stock was converted, at the option of the holder, subject to certain limitations, into either (a) 1.04 shares of Amalco common stock or (b) one share of Amalco redeemable preferred stock, (iii) each convertible debenture of Stone-Consolidated was exchanged for or converted into 62.11 shares of Amalco common stock, and (iv) each convertible debenture of Rainy River was exchanged for or converted into 60.465 shares of Amalco common stock. In addition, Amalco paid $160 per $1,000 principal amount for each of Stone-Consolidated's and Rainy River's convertible debentures plus accrued interest.

          Immediately after the Amalgamation, approximately 104 million shares of Amalco common stock were issued and outstanding and approximately 4.7 million shares of Amalco redeemable preferred stock were issued and outstanding.

          The Amalgamation will result in the Company recording a charge to common stock to adjust its investment in Stone-
Consolidated to its share of Amalco's common stockholder's equity. Since the Amalgamation occurred on November 1, 1995, the charge to common stock cannot be estimated at this time.

          On November 2, 1995, the Company announced it has entered into a joint venture agreement with Four M Corporation (Box USA) to purchase a paperboard mill located in Port St. Joe, Florida, from St. Joe Paper Company for $185 million plus applicable working capital. Under the joint venture agreement, the Company would make a 50 percent equity investment in the joint venture.
It is anticipated that the purchase by the joint venture would close late in the first quarter of 1996. The completion of the transaction is contingent upon a number of conditions, including the termination of the Hart-Scott-Rodino waiting period and the placement of non-recourse financing. Upon completion of the transaction, the joint venture would be highly leveraged. The mill has the capacity to produce approximately 500,000 short tons per year, split almost evenly between mottled white and kraft linerboard.

          On November 6, 1995, the Company announced that a wholly-owned subsidiary plans to privately place $200 million of senior unsecured notes due in 2003 that will be unconditionally guaranteed by the Company. The net proceeds from the issuance of the notes will be used to retire existing indebtedness of the Company. The placement of the notes is expected to close in November 1995.

NOTE 4:  Debt Repurchases

During the 1995 third quarter, in separate, independently negotiated transactions, the Company purchased and retired approximately $182 million principal amount of its 8-7/8 percent Convertible Senior Subordinated Notes (the "Convertible Senior Subordinated Notes"). The Convertible Senior Subordinated Notes are convertible into 86.58 shares of the Company's common stock per $1,000 face amount at $11.55 per share. The Convertible Senior Subordinated Notes purchased and retired were convertible into approximately 15.8 million common shares. The aggregate value paid by the Company for such Convertible Senior Subordinated Notes purchased and retired was approximately $357 million comprised of approximately $182 million cash (which was equal to the face value of the Convertible Senior Subordinated Notes purchased) and the issuance of approximately 8.2 million shares of common stock valued at approximately $175 million. Although the Company issued approximately 8.2 million shares of common stock, total common shares on a fully diluted basis was reduced by approximately 7.6 million common shares. Additionally, the Company made open market purchases of other debt securities during the quarter and the year. These transactions, in total, resulted in the Company reporting extraordinary charges from the early extinguishments of debt for the third quarter and first nine months of 1995 of approximately $178 million and $181 million, respectively (including the write-off of deferred debt issuance costs, net of income tax benefit). Furthermore, common stock increased by approximately $175 million as a result of the issuance of common shares as part of the transaction regarding the Convertible Senior Subordinated Notes. Total stockholders' equity in the Company's Consolidated Balance Sheet did not substantially change as a result of the purchases of the Convertible Senior Subordinated Notes. The purchases of the Convertible Senior Subordinated Notes did not substantially affect the calculation of the available dividend pool under the covenants of the Company's various debt instruments concerning dividend restrictions. Funding for the cash portion of the purchases of the Convertible Senior Subordinated Notes and the other open market purchases was financed primarily from bank borrowings. See also Note 8 -- "Liquidity Matters".

          The following tables provide actual earnings per share information for the three and nine month periods ended September 30, 1995 and pro forma earnings per share information for the three and nine month periods ended September 30, 1995 as if the purchases of the Convertible Senior Subordinated Notes and the open market cash purchases of the 6-3/4 percent Convertible Subordinated Debentures had both occurred as of the beginning of each period:


                            Three months ended September 30, 1995
                                    Actual          Pro Forma
                               ________________  ________________
                                         Fully             Fully
                               Primary  Diluted  Primary  Diluted
                               _______  _______  _______  _______
Per share of common stock:
  Income before
   extraordinary losses......  $ 1.32   $ 1.12   $ 1.28   $ 1.14
                               =======  =======  =======  =======
  Average common shares
   (in millions).............    95.9    113.1     99.1    109.9
                               =======  =======  =======  =======

                             Nine months ended September 30, 1995
                                    Actual          Pro Forma
                               ________________  ________________
                                         Fully             Fully
                               Primary  Diluted  Primary  Diluted
                               _______  _______  _______  _______
Per share of common stock:
  Income before
   extraordinary losses......  $ 3.79   $ 3.08   $ 3.54   $ 3.20
                               =======  =======  =======  =======
  Average common shares
   (in millions).............    92.5    116.6     99.0    109.8
                               =======  =======  =======  =======

          Supplemental primary earnings per share before extraordinary losses for the three and nine months ended September 30, 1995 were $1.29 and $3.58 per share of common stock and supplemental primary net income (loss) per share for the three and nine months ended September 30, 1995 were $(.51) and $1.75 per share of common stock, assuming that the securities pursuant to the purchases of the Convertible Senior Subordinated Notes existed as of the beginning of each period.

NOTE 5:  Refinancings

In August 1995, the Company and its bank group amended and restated its bank credit agreement (the "Credit Agreement") to provide for an additional $200 million senior secured term loan facility. Permitted uses for the borrowings under this additional term loan were to partially fund the purchases of the Convertible Senior Subordinated Notes, to partially fund the redemption of the Company's $90 million principal amount of its 12-1/8 percent Subordinated Debentures and to partially fund open market purchases of debt. The $200 million additional term loan requires semi-annual amortizations of 1/2 of 1 percent of the principal amount beginning April 1, 1996 through October 1, 2002 with the remaining balance equally maturing on April 1 and October 1, 2003. Interest rate options available under the additional term loan are either prime rate plus 2-3/8 percent or LIBOR plus 3-3/8 percent.

          In March 1995, the Company, through its wholly-owned subsidiary Stone Receivables Corporation, completed the refinancing of the obligations relating to its accounts receivable securitization program with a new $310 million accounts receivable securitization program consisting of $260 million of floating-rate notes due in 2000 (the "Notes") together with a five-year $50 million revolving credit facility (collectively, the "March 1995 Refinancing"). The March 1995 Refinancing permits the Company to sell certain of its accounts receivable to Stone Receivables Corporation which purchases such receivables under the program. The initial accounts receivable under the program were purchased with the net proceeds received from the issuance of the Notes. The purchased accounts receivable are solely the assets of Stone Receivables Corporation, which is a wholly-owned subsidiary of the Company, with its own borrowings. In the event of a liquidation of Stone Receivables Corporation, such borrowings would be satisfied from the assets of Stone Receivables Corporation prior to any distribution to the Company. At September 30, 1995, the Company's Consolidated Balance Sheet included approximately $321 million of accounts receivable under the program and $266 million of borrowings under the program.

NOTE 6:  Insurance Matters

In the second quarter of 1994, a digester vessel ruptured at the Company's pulp and paperboard mill in Panama City, Florida causing extensive damage to certain of the facility's assets.
The Company is seeking recovery for both the losses to property and the losses as a result of business interruption arising from the Panama City occurrence. A partial recovery of approximately $31 million has been received by the Company from certain carriers, claims of approximately $11 million have been committed to be paid and claims of approximately $41 million covering the remaining portion of such losses are still pending. The insurance carrier providing boiler and machinery coverage for the Company has denied the Company's claim. The Company has challenged the denial and has commenced a declaratory judgement action against the boiler and machinery insurance carrier for a determination that such insurance carrier is responsible for coverage of the loss. In addition, during the second quarter of 1995, certain of the all-risk insurance carriers, which would cover the losses not covered under the boiler and machinery coverage, have also denied coverage. The Company has entered into stand-still agreements with such carriers pending the outcome of the suit against the boiler and machinery carrier. Management believes the receivable recorded on its financial statements is fully recoverable.

NOTE 7:  Acquisition and Retirement of Non-recourse Debt

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

NOTE 8:  Liquidity Matters

The Company's liquidity and financial flexibility improved during the first nine months of 1995 as a result of its earnings, the recently established $200 million additional bank term loan facility under its Credit Agreement and through the completion of the March 1995 Refinancing. The Company's Credit Agreement also provides for, among other things, a $450 million revolving credit facility. At November 8, 1995, the Company had borrowing availability of approximately $259 million (net of letters of credit which reduce the amount available to be borrowed) under its $450 million revolving credit facility. In July 1995, the Company received a waiver of its mandatory prepayments of excess cash flow (as defined) for four quarters beginning with the 1995 second quarter payment. To date, such quarterly payments which would have been scheduled to be paid on or before August 15, 1995 and November 15, 1995 would have totalled approximately $110 million.

     The Company's primary capital requirements consist of debt service and capital expenditures. The Company is highly leveraged, and while highly leveraged, will incur substantial ongoing interest expense. No significant debt maturities or amortization obligations are due until June 1997. The Company's total debt as of September 30, 1995 decreased from that reflected in its December 31, 1994 Consolidated Balance Sheet by approximately $311 million. Further, approximately $396 million of non-recourse debt will be eliminated from the Company's Consolidated Balance Sheet as of November 1, 1995 resulting from the Company beginning to report Stone-Consolidated in accordance with the equity method of accounting effective with the Amalgamation described in Note 3 -- "Subsequent Events".

NOTE 9:  Inventories

Inventories are summarized as follows:


                                   September 30,     December 31,
(in millions)                              1995             1994
______________________________     _____________     ____________
Raw materials and supplies....     $      356.7      $     306.9
Paperstock....................            353.3            263.4
Work in process...............             21.3             21.4
Finished products--converting
  facilities..................            132.0            116.1
______________________________     _____________     ____________
                                          863.3            707.8
Excess of current cost over
  LIFO inventory value........            (35.9)           (34.7)
                                   _____________     ____________
Total inventories.............     $      827.4      $     673.1
                                   =============     ============

     At September 30, 1995 and December 31, 1994, the percentage of total inventories costed by the LIFO, FIFO and average cost methods were as follows:


                                  September 30,     December 31,
                                          1995             1994
                                  _____________     ____________
     LIFO...................                38%              42%
     FIFO...................                 7%               7%
     Average Cost...........                55%              51%


NOTE 10:  Current Maturities of Long-Term Debt

Current maturities of long-term debt at September 30, 1995 and December 31, 1994 consisted of the following components:


                                  September 30,     December 31,
(in millions)                             1995             1994
_______________________________   _____________     ____________
Senior debt....................   $       24.1      $     276.1
Non-recourse debt of
  consolidated affiliates......           20.1             29.2
_______________________________   _____________     ____________
Total current maturities of
  long-term debt...............   $       44.2      $     305.3
                                  =============     ============

     The current maturities at December 31, 1994 included $253.8 million of revolving credit facility borrowings outstanding under the Company's previous accounts receivable securitization program which were scheduled to mature in September 1995. As discussed in Note 5 -- "Refinancings", the Company refinanced such obligations through the completion of the March 1995 Refinancing, which provided for a new, five-year accounts receivable securitization program.

NOTE 11:  Segment Information

Financial information by business segment is summarized as follows:




                                            Three months ended
                           September 30, 1995           September 30, 1994
                       __________________________   __________________________
                                   Income before                 Income (loss)
                                    income taxes,               before income
                                        minority              taxes, minority
                                    interest and                 interest and
                          Total    extraordinary       Total    extraordinary
(in millions)             sales           charge       sales           charge
____________________   _________        _________   _________        _________
Paperboard and paper
  packaging.........   $1,351.8         $  236.8    $1,099.7         $   82.6
White paper and
 other..............      588.3            134.6       391.8              8.0
Intersegment........      (16.1)              --        (9.3)              --
                       _________        _________   _________        _________
                        1,924.0            371.4     1,482.2             90.6
Interest expense....                      (114.5)                      (113.9)
Foreign currency
 adjustments........                         5.6                         12.2
General corporate
 and miscellaneous
 (net)..............                       (18.2)                       (21.5)
                       _________        _________   _________        _________
Total...............   $1,924.0         $  244.3    $1,482.2         $  (32.6)
                       =========        =========   =========        =========

                                             Nine months ended
                           September 30, 1995           September 30, 1994
                       __________________________   __________________________
                                                                 Income (loss)
                                                                before income
                                                              taxes, minority
                                                                     interest,
                                   Income before                extraordinary
                                    income taxes,                 charges and
                                        minority                   cumulative
                                    interest and                 effect of an
                          Total    extraordinary       Total       accounting
(in millions)             sales          charges       sales           change
____________________   _________        _________   _________        _________
Paperboard and
 paper packaging....   $4,104.7         $  726.1    $3,046.2         $  187.7
White paper and
 other..............    1,649.9            313.4     1,107.6            (11.8)
Intersegment........      (47.8)              --       (26.5)              --
                       _________        _________   _________        _________
                        5,706.8          1,039.5     4,127.3            175.9
Interest expense....                      (354.0)                      (338.1)
Foreign currency
 adjustments........                         9.9                         (3.7)
General corporate
 and miscellaneous
 (net)..............                       (50.0)                       (58.4)
                       _________        _________   _________        _________
Total...............   $5,706.8         $  645.4    $4,127.3         $ (224.3)
                       =========        =========   =========        =========

Financial information by geographic region is summarized as follows:





                                            Three months ended
                           September 30, 1995           September 30, 1994
                       __________________________   __________________________
                                   Income before                 Income (loss)
                                    income taxes,               before income
                                        minority              taxes, minority
                                    interest and                 interest and
                          Total    extraordinary       Total    extraordinary
(in millions)             sales           charge       sales           charge
____________________   _________        _________   _________        _________
United States.......   $1,329.1         $  247.2    $1,082.9         $   74.8
Canada..............      407.0            113.8       253.7             12.0
Europe..............      224.2             10.4       163.5              3.8
                       _________        _________   _________        _________
                        1,960.3            371.4     1,500.1             90.6
Interest expense....                      (114.5)                      (113.9)
Foreign currency
 adjustments........                         5.6                         12.2
General corporate
 and miscellaneous
 (net)..............                       (18.2)                       (21.5)
Inter-area
 eliminations.......      (36.3)              --       (17.9)              --
                       _________        _________   _________        _________
Total...............   $1,924.0         $  244.3    $1,482.2         $  (32.6)
                       =========        =========   =========        =========

                                             Nine months ended
                           September 30, 1995           September 30, 1994
                       __________________________   __________________________
                                                                 Income (loss)
                                                                before income
                                                              taxes, minority
                                                                     interest,
                                   Income before                extraordinary
                                    income taxes,                 charges and
                                        minority                   cumulative
                                    interest and                 effect of an
                          Total    extraordinary       Total       accounting
(in millions)             sales          charges       sales           change
____________________   _________        _________   _________        _________
United States.......   $4,021.6         $  733.9    $3,020.5         $  175.2
Canada..............    1,108.2            275.0       707.8             (5.3)
Europe..............      657.2             30.6       445.8              6.0
                       _________        _________   _________        _________
                        5,787.0          1,039.5     4,174.1            175.9
Interest expense....                      (354.0)                      (338.1)
Foreign currency
 adjustments........                         9.9                         (3.7)
General corporate
 and miscellaneous
 (net)..............                       (50.0)                       (58.4)
Inter-area
 eliminations.......      (80.2)              --       (46.8)              --
                       _________        _________   _________        _________
Total...............   $5,706.8         $  645.4    $4,127.3         $ (224.3)
                       =========        =========   =========        =========

NOTE 12:  Additional Cash Flow Statement Information

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                        Three months ended     Nine months ended
                           September 30,         September 30,
(in millions)             1995     1994       1995       1994
______________________  _______  _______   _______   ________
Non-cash investing and
 financing activities:
  Issuance of common
    stock as partial
    consideration to
    extinguish debt...  $174.8   $   --    $174.8    $    --
 Assumption of non-
  recourse debt of an
  affiliate...........    13.1       --      13.1         --
 Unrealized gain on an
  investment in an
  equity security (net
  of income taxes)....      --     10.3        --        4.6
 Conversion of
  investment in an
  affiliate into a
  note receivable.....      --      3.2        --        3.2
 Note receivable
  received from sale
  of assets...........      --       --        --        1.3

Cash paid (refunded)
 during the periods for:
 Interest (net of
  capitalization).....  $109.4   $108.4    $342.7     $299.1
 Income taxes (net of
  refunds)............    26.3    (12.7)     88.3       (9.3)
                        =======  =======   =======    =======

               STONE CONTAINER CORPORATION AND SUBSIDIARIES

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                                          Three months ended September 30,
                                            1995                     1994
                                    ____________________   ____________________
                                              Percent of             Percent of
(dollars in millions)                 Amount   net sales     Amount   net sales
__________________________________  _________  _________   _________  _________
Net sales.........................  $1,924.0      100.0%   $1,482.2      100.0%
Cost of products sold.............   1,330.4       69.1     1,183.4       79.8
Selling, general and
 administrative expenses..........     151.7        7.9       147.7       10.0
Depreciation and amortization.....      97.1        5.1        89.7        6.0
Equity (income) loss from
 affiliates.......................      (2.5)       (.1)         .4         --
Other operating (income)
 expense-net......................        --         --         1.0         .1
Other (income) expense-net........     (11.5)       (.6)      (21.3)      (1.4)
                                    _________  _________   _________  _________
Income before interest expense,
 income taxes, minority interest,
 extraordinary charges and
 cumulative effect of an
 accounting change................     358.8       18.6        81.3        5.5
Interest expense..................    (114.5)      (5.9)     (113.9)      (7.7)
                                    _________  _________   _________  _________
Income (loss) before income taxes,
 minority interest, extraordinary
 charges and cumulative effect of
 an accounting change.............     244.3       12.7       (32.6)      (2.2)
(Provision) credit for income
 taxes............................    (102.6)      (5.3)        5.4         .4
Minority interest.................     (12.7)       (.7)       (1.7)       (.1)
                                    _________  _________   _________  _________
Income (loss) before extraordinary
 charges and cumulative effect of
 an accounting change.............     129.0        6.7       (28.9)      (1.9)
Extraordinary charges from early
 extinguishments of debt (net of
 income tax benefit)..............    (177.9)      (9.2)      (44.8)      (3.0)
Cumulative effect of change in
 accounting for postemployment
 benefits (net of income tax
 benefit).........................        --         --          --         --
                                    _________  _________   _________  _________
Net income (loss).................  $  (48.9)      (2.5)   $  (73.7)      (4.9)
                                    =========  =========   =========  =========

                                           Nine months ended September 30,
                                            1995                     1994
                                    ____________________   ____________________
                                              Percent of             Percent of
(dollars in millions)                 Amount   net sales     Amount   net sales
__________________________________  _________  _________   _________  _________
Net sales.........................  $5,706.8      100.0%   $4,127.3      100.0%
Cost of products sold.............   4,002.0       70.1     3,367.4       81.6
Selling, general and
 administrative expenses..........     455.9        8.0       418.1       10.1
Depreciation and amortization.....     285.7        5.0       267.5        6.5
Equity (income) loss from
 affiliates.......................      (6.2)       (.1)        6.1         .1
Other operating (income)
 expense-net......................        --         --       (32.4)       (.8)
Other (income) expense-net........     (30.0)       (.5)      (13.2)       (.3)
                                    _________  _________   _________  _________
Income before interest expense,
 income taxes, minority interest,
 extraordinary charges and
 cumulative effect of an
 accounting change................     999.4       17.5       113.8        2.8
Interest expense..................    (354.0)      (6.2)     (338.1)      (8.2)
                                    _________  _________   _________  _________
Income (loss) before income taxes,
 minority interest, extraordinary
 charges and cumulative effect of
 an accounting change.............     645.4       11.3      (224.3)      (5.4)
(Provision) credit for income
 taxes............................    (263.1)      (4.6)       65.4        1.6
Minority interest.................     (25.5)       (.4)         .3         --
                                    _________  _________   _________  _________
Income (loss) before extraordinary
 charges and cumulative effect of
 an accounting change.............     356.8        6.3      (158.6)      (3.8)
Extraordinary charges from early
 extinguishments of debt (net of
 income tax benefit)..............    (181.0)      (3.2)      (61.6)      (1.5)
Cumulative effect of change in
 accounting for postemployment
 benefits (net of income tax
 benefit).........................        --         --       (14.2)       (.4)
                                    _________  _________   _________  _________
Net income (loss).................  $  175.8        3.1    $ (234.4)      (5.7)
                                    =========  =========   =========  =========

     For the three months ended September 30, 1995, income before the extraordinary charge from the early extinguishment of debt was $129 million, or $1.32 per share of common stock on a primary basis and $1.12 per share of common stock on a fully diluted basis. In the 1995 third quarter, the Company recorded an extraordinary charge from the early extinguishment of debt of $177.9 million, net of income tax benefit, or $1.85 per share on a primary basis and $1.57 per share on a fully diluted basis, resulting in a net loss for the 1995 third quarter of $48.9 million, or $.53 per share of common stock on a primary basis and $.45 per share of common stock on a fully diluted basis. For the three months ended September 30, 1994, the loss before the extraordinary charge from the early extinguishment of debt was $28.9 million, or $.34 per share of common stock. After the extraordinary charge, the net loss for the 1994 third quarter was $73.7 million, or $.84 per share of common stock.

     For the nine months ended September 30, 1995, income before the extraordinary charges from the early extinguishments of debt was $356.8 million, or $3.79 per share of common stock on a primary basis and $3.08 per share of common stock on a fully diluted basis. The Company recorded extraordinary charges from the early extinguishments of debt totalling $181.0 million, net of income tax benefit, or $1.95 per share on a primary basis and $1.55 per share on a fully diluted basis, resulting in net income for the nine months ended September 30, 1995 of $175.8 million, or $1.84 per share of common stock on a primary basis and $1.53 per share of common stock on a fully diluted basis. See "Financial Condition and Liquidity - Financing Activities" for a further discussion of the extraordinary charges from the early extinguishments of debt. For the nine months ended September 30, 1994, the loss before the extraordinary charges and the cumulative effect of an accounting change was $158.6 million, or $1.89 per share of common stock. After the extraordinary charges and the cumulative effect of an accounting change, the net loss for the nine months ended September 30, 1994 was $234.4 million, or $2.75 per share of common stock.

     The improved results for the three and nine month periods ended September 30, 1995 over the comparable prior year periods primarily reflect improved product pricing for the Company's products which was partially offset by a substantial increase in recycled fiber costs.

Paperboard and paper packaging:

Net sales for the three and nine months ended September 30, 1995 for the paperboard and paper packaging segment increased 23 percent and 35 percent, respectively, over the comparable prior year periods reflecting higher sales for corrugated containers, paperboard and paper bags and sacks. These sales increases primarily resulted from significantly higher average selling prices.

    Shipments of corrugated containers, including the Company's proportionate share of the shipments by its affiliates, were 13.1 billion square feet for the third quarter of 1995, compared with
14.3 billion square feet for the comparable prior year period. For the first nine months of 1995, the Company shipped 40.2 billion square feet of corrugated containers, compared with 40.4 billion square feet shipped during the first nine months of 1994. The reduction in shipments of corrugated containers is a result of recent softening in industry demand during the third quarter of 1995. Shipments of paper bags and sacks were 140 thousand tons and 434 thousand tons for the three and nine month periods ended September 30, 1995, respectively, compared with 164 thousand tons and 486 thousand tons shipped during the comparable 1994 periods.

     Production of containerboard and kraft paper for the three and nine month periods ended September 30, 1995, was 1.23 million tons and 3.84 million tons, respectively, compared to 1.29 million tons and 3.88 million tons produced during the comparable prior year periods.

     Operating income for the paperboard and paper packaging segment increased significantly for the three and nine month periods ended September 30, 1995, as compared with the corresponding 1994 periods. These increases are attributable to improved operating margins primarily resulting from significantly higher average selling prices for the Company's paperboard and paper packaging products.

White paper and other:

Net sales for the third quarter and first nine months of 1995 for the white paper and other segment increased 50 percent and 49 percent, respectively, over the comparable prior year periods. These increases were due in part to the inclusion of approximately $44 million for the 1995 third quarter and approximately $121 million for the first nine months of 1995 of market pulp sales for Stone Venepal (Celgar) Pulp, Inc. ("SVCPI") which, effective December 31, 1994, became a consolidated subsidiary when the Company increased its ownership in SVCPI's common stock from 50 percent to 90 percent. SVCPI had previously been accounted for in accordance with the equity method of accounting. Excluding the effect of SVCPI, net sales for the third quarter and first nine months of 1995 for this segment increased 39 percent and 38 percent, respectively, over the comparable prior year periods, reflecting significant sales increases for market pulp, newsprint and groundwood paper. These sales increases were mainly attributable to higher average selling prices, although improved market pulp sales volume also contributed to the increases over the comparable prior year periods.

     Production of newsprint, market pulp and groundwood paper for the three and nine month periods ended September 30, 1995, including 100 percent of the production at Stone-Consolidated Inc. ("Stone-Consolidated"), the Company's Canadian newsprint and groundwood paper subsidiary (see Note 3 -- "Subsequent Events"), and 45 percent of the production at the Company's affiliated market pulp mill in British Columbia for 1995 and 25 percent for 1994, was 738 thousand tons and 2.19 million tons, respectively, compared with 650 thousand tons and 1.92 million tons produced during the comparable prior year periods. As a result of the Company increasing its ownership in SVCPI's common stock effective December 31, 1994, the Company indirectly acquired an additional 20 percent of the affiliated market pulp mill in British Columbia.

     Operating income for the white paper and other segment for the 1995 third quarter was $134.6 million compared to operating income of $8.0 million for the 1994 third quarter. Operating income for the first nine months of 1995 was $313.4 million compared to an operating loss of $11.8 million for the comparable period of 1994. The significant improvement in operating income was mainly attributable to improved operating margins resulting primarily from the significantly higher average selling prices for market pulp, newsprint and groundwood paper.

Financial Condition and Liquidity

The Company's working capital ratio at September 30, 1995 was 2.4 to 1 compared to 1.8 to 1 at December 31, 1994. The Company's long-term debt to total capitalization ratio was 69.8 percent at September 30, 1995 as compared with 78.0 percent at December 31, 1994. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of consolidated affiliates which is non-recourse to the parent company), deferred income taxes, minority interest and stockholders' equity.

     The Company's primary capital requirements consist of debt service and capital expenditures. The Company is highly leveraged, and while highly leveraged, will incur substantial ongoing interest expense. No significant debt maturities or amortization obligations are due until June 1997. The Company's total debt as of September 30, 1995 decreased from that reflected in its December 31, 1994 Consolidated Balance Sheet by approximately $311 million. Further, approximately $396 million of non-recourse debt will be eliminated from the Company's Consolidated Balance Sheet as of November 1, 1995 resulting from the Company beginning to report Stone-Consolidated in accordance with the equity method of accounting effective with the Amalgamation described in Note 3 -- "Subsequent Events".

     The Company's liquidity and financial flexibility improved during the first nine months of 1995 as a result of its earnings, the recent $200 million additional bank term loan facility under its bank credit agreement (the "Credit Agreement") and through the completion of the March 1995 Refinancing. See also "Financial Condition and Liquidity - Financing Activities". The Company's Credit Agreement consists of a $400 million senior secured term loan facility maturing through April 1, 2000, a $200 million senior secured term loan facility maturing through October 1, 2003 and a $450 million senior secured revolving credit facility commitment maturing May 15, 1999, which includes a $25 million swing-line sub-facility also maturing May 15, 1999. At November 8, 1995, the Company had borrowing availability of approximately $259 million (net of letters of credit which reduce the amount available to be borrowed) under its $450 million revolving credit facility. The term loans and the revolving credit facility had weighted average interest rates for the nine months ended September 30, 1995 of 9.22 percent and 9.36 percent, respectively. The weighted average rates do not include the effects of the amortization of deferred debt issuance costs.

     Borrowings under the Credit Agreement are secured with a significant portion of the assets of the Company. The Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios. Additionally, the term loan portion of the Credit Agreement provides for mandatory prepayments from sales of certain assets, certain debt financings and a percentage of excess cash flow (as defined). The Company's bank lenders, at the Company's optional request, may at their option waive the receipt of certain mandatory prepayments. In July 1995, the Company received a waiver of its mandatory prepayments of excess cash flow (as defined) for required payments under its initial term loan for four quarters beginning with the 1995 second quarter payment. To date, such quarterly payments which would have been scheduled to be paid on or before August 15, 1995 and November 15, 1995 would have totalled approximately $110 million. The amortizations for each semi-annual period is 1/2 of 1 percent of the principal amount of the outstanding term loans and all mandatory and voluntary prepayments are allocated against the term loan amortizations in inverse order of maturity. Mandatory prepayments from sales of collateral, unless replacement collateral is provided, will be applied ratably to the term loan and revolving credit facility, permanently reducing the loan commitments under the Credit Agreement. The Credit Agreement also contains cross-default provisions to the indebtedness of $10 million or more of the Company and certain subsidiaries, as well as cross-acceleration provisions to the non-recourse debt of $10 million or more of SVCPI. At September 30, 1995, SVCPI had approximately $289 million in secured indebtedness owed to bank lenders. The Credit Agreement allows, under certain specific circumstances, for the Company to make further investments in SVCPI.

Operating activities:

Net cash provided by operating activities was $654.8 million for the nine months ended September 30, 1995, an improvement of $759.3 million over the comparable period of 1994. The improvement in operating cash flows primarily reflects the Company's improved earnings and decrease in debt issuance costs which more than offset the effects of an increase in accounts and notes receivable and inventories.


Financing activities:

In August 1995, the Company and its bank group amended and restated its Credit Agreement to provide for an additional $200 million senior secured term loan facility. Permitted uses for the borrowings under this additional term loan were to partially fund the purchases of the 8-7/8 percent Convertible Senior Subordinated Notes (the "Convertible Senior Subordinated Notes"), to partially fund the redemption of the Company's $90 million principal amount of its 12-1/8 percent Subordinated Debentures and to partially fund open market purchases of debt. The $200 million additional term loan requires semi-annual amortizations of 1/2 of 1 percent of the principal amount beginning April 1, 1996 through October 1, 2002 with the remaining balance equally maturing on April 1 and October 1, 2003. Interest rate options available under the additional term loan are either prime rate plus 2-3/8 percent or LIBOR plus 3-3/8 percent.

     During the 1995 third quarter, in separate, independently negotiated transactions, the Company purchased and retired approximately $182 million principal amount of its Convertible Senior Subordinated Notes. The Convertible Senior Subordinated Notes are convertible into 86.58 shares of the Company's common stock per $1,000 face amount at $11.55 per share. The Convertible Senior Subordinated Notes purchased and retired were convertible into approximately 15.8 million common shares. The aggregate value paid by the Company for such Convertible Senior Subordinated Notes purchased and retired was approximately $357 million comprised of approximately $182 million cash (which was equal to the face value of the Convertible Senior Subordinated Notes purchased) and the issuance of approximately 8.2 million shares of common stock valued at approximately $175 million. Although the Company issued approximately 8.2 million shares of common stock, total common shares on a fully diluted basis was reduced by approximately 7.6 million common shares.
Additionally, the Company made open market purchases of other debt securities during the quarter and the year. These transactions, in total, resulted in the Company reporting extraordinary charges from the early extinguishments of debt for the third quarter and first nine months of 1995 of approximately $178 million and $181 million, respectively (including the write-off of deferred debt issuance costs, net of income tax benefit). Furthermore, common stock increased by approximately $175 million as a result of the issuance of common shares as part of the transaction, in total, regarding the Convertible Senior Subordinated Notes. Total stockholders' equity in the Company's Consolidated Balance Sheet did not substantially change as a result of the purchases of the Convertible Senior Subordinated Notes. The purchases of the Convertible Senior Subordinated Notes did not substantially affect the calculation of the available dividend pool under the covenants of the Company's various debt instruments concerning dividend restrictions. Funding for the cash portion of the purchases of the Convertible Senior Subordinated Notes and the other open market purchases was financed primarily from bank borrowings. See also "Financial Condition and Liquidity".


     During the second quarter of 1995, the Company (i) repaid Seminole Kraft Corporation's ("Seminole") bank debt and (ii) redeemed Seminole's 13-1/2 percent Subordinated Notes for approximately $123 million. The Company had previously acquired the remaining 1 percent of the common stock of Seminole, thereby making it a wholly-owned subsidiary of the Company in March 1995. Effective April 30, 1995, the Company merged Seminole with and into the Company.

     In March 1995, the Company, through its wholly-owned subsidiary Stone Receivables Corporation, completed the refinancing of the obligations relating to its accounts receivable securitization program with a new $310 million accounts receivable securitization program consisting of $260 million of floating-rate notes due in 2000 (the "Notes") together with a five-year $50 million revolving credit facility (collectively, the "March 1995 Refinancing"). The March 1995 Refinancing permits the Company to sell certain of its accounts receivable to Stone Receivables Corporation, which purchases such receivables under the program. The initial accounts receivable under the program were purchased with the net proceeds received from the issuance of the Notes. The purchased accounts receivable are solely the assets of Stone Receivables Corporation, a wholly-owned subsidiary of the Company, with its own borrowings. In the event of a liquidation of Stone Receivables Corporation, such borrowings would be satisfied from the assets of Stone Receivables Corporation prior to any distribution to the Company. At September 30, 1995, the Company's Consolidated Balance Sheet included approximately $321 million of accounts receivable under the program and $266 million of borrowings under the program.

          On August 15, 1995, the Company paid a cash dividend of $2.1875 per share on the Series E Cumulative Preferred Stock.
The cash dividend represented a payment of $1.75 cumulative arrearage for four quarters plus a regular quarterly dividend of $0.4375. The cumulative cash dividend satisfied all dividends in arrears on the Series E Cumulative Preferred Stock. On October 2, 1995, the Company's Board of Directors declared a cash dividend of $0.4375 per share on the Series E Cumulative Preferred Stock payable November 15, 1995 to stockholders of record on November 1, 1995. Also, on October 2, 1995, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company's common stock payable December 13, 1995 to shareholders of record on November 22, 1995. The Company had previously paid a quarterly cash dividend of $0.15 per share on the Company's common stock on September 13, 1995.

Investing activities:

Capital expenditures for the nine months ended September 30, 1995 totalled approximately $280 million.

Outlook:

As a result of favorable industry conditions, the Company implemented price increases for containerboard and corrugated containers during the first nine months of 1995. However, due to an increased imbalance in the supply demand relationship for both containerboard and corrugated containers during the third quarter of 1995, industry containerboard inventories have risen. As a result of this imbalance, containerboard prices have come under pressure beginning in the 1995 fourth quarter.

     During the third quarter of 1995, the Company removed approximately 145 thousand tons of containerboard production from certain of its mills for inventory balancing purposes. The Company plans to take additional market-related downtime of approximately 160 thousand tons of containerboard and approximately 20 thousand tons of market pulp during the fourth quarter of 1995.

     During the first nine months of 1995, the Company implemented price increases for market pulp and has begun to implement a further market pulp price increase for softwood pulp effective October 1, 1995.

     Additionally, Stone-Consolidated implemented newsprint and groundwood paper price increases during the first nine months of 1995 and has announced a further newsprint price increase effective February 1, 1996.

     There can be no assurance that announced price increases for the products of the Company or Stone-Consolidated will be achieved or that prices can be maintained at current levels.

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

     The increase in demand for products manufactured, in whole or in part, from recycled fiber had caused a tightness in supply of recycled fiber and a resulting significant increase in the cost of such fiber used in the manufacture of recycled containerboard and other products. Costs for recycled fiber decreased in the 1995 third quarter when compared to the 1995 first and second quarters, but were still higher when compared to the third quarter of 1994. Increased benefits of lower recycled fiber costs are anticipated for the 1995 fourth quarter.

     While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber for its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

     In April 1995, the Company announced modest incremental containerboard capacity projects at seven of its twelve U.S. mills. These projects, which will be phased in between December 1995 and October 1996, will add a total of 704 tons per day to the Company's production capacity, or less than 3 percent of the Company's total mill production capacity. The cost of these projects is approximately $87,500 per daily ton.

     In July 1995, the Company announced that it has indefinitely delayed the planned conversion of the No. 1 paper machine from newsprint to corrugating medium at its mill in Snowflake, Arizona. The Company remains on schedule at this mill to construct an OCC ("old corrugated container") processing plant.

     In the second quarter of 1994, a digester vessel ruptured at the Company's pulp and paperboard mill in Panama City, Florida causing extensive damage to certain of the facility's assets.
The Company is seeking recovery for both the losses to property and the losses as a result of business interruption arising from the Panama City occurrence. A partial recovery of approximately $31 million has been received by the Company from certain carriers, claims of approximately $11 million have been committed to be paid and claims of approximately $41 million covering the remaining portion of such losses are still pending. The insurance carrier providing boiler and machinery coverage for the Company has denied the Company's claim. The Company has challenged the denial and has commenced a declaratory judgement action against the boiler and machinery insurance carrier for a determination that such insurance carrier is responsible for coverage of the loss. In addition, during the second quarter of 1995, certain of the all-risk insurance carriers, which would cover the losses not covered under the boiler and machinery coverage, have also denied coverage. The Company has entered into stand-still agreements with such carriers pending the outcome of the suit against the boiler and machinery carrier. Management believes the receivable recorded on its financial statements is fully recoverable.

     The Company is continuing to pursue its financial strategy of enhancing its liquidity and financial flexibility by evaluating alternatives related to its non-core assets, including the U.S. wood products business. As an initial step in achieving this objective, the Company ceased operations of three wood products facilities in the Pacific Northwest and has begun and will continue to divest the assets of those facilities as appropriate opportunities arise. Accordingly, such net assets held for sale are included in other current assets within the September 30, 1995 Consolidated Balance Sheet.

     On November 1, 1995, Stone-Consolidated amalgamated its operations (the "Amalgamation") with Rainy River Forest Products Inc. ("Rainy River"), a Toronto-based Canadian pulp and paper company. The amalgamated entity ("Amalco") will continue under the name of Stone-Consolidated Corporation. As a result of the Amalgamation, the Company's equity ownership in Stone-Consolidated Corporation was reduced from 74.6 percent to 46.7 percent. From the effective date of the Amalgamation, the Company will begin reporting Stone-Consolidated Corporation as a non-consolidated affiliate in accordance with the equity method of accounting.

     On November 2, 1995, the Company announced it has entered into a joint venture agreement with Four M Corporation (Box USA) to purchase a paperboard mill located in Port St. Joe, Florida, from St. Joe Paper Company for $185 million plus applicable working capital. Under the joint venture agreement, the Company would make a 50 percent equity investment in the joint venture. It is anticipated that the purchase by the joint venture would close late in the first quarter of 1996. The completion of the transaction is contingent upon a number of conditions, including the termination of the Hart-Scott-Rodino waiting period and the placement of non-recourse financing. Upon completion of the transaction, the joint venture would be highly leveraged. The mill has the capacity to produce approximately 500,000 short tons per year, split almost evenly between mottled white and kraft linerboard.

     On November 6, 1995, the Company announced that a wholly-owned subsidiary plans to privately place $200 million of senior unsecured notes due in 2003 that will be unconditionally guaranteed by the Company. The net proceeds from the issuance of the notes will be used to retire existing indebtedness of the Company. The placement of notes is expected to close in November 1995.

                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

      3     By-laws of the Company, as amended.

     11     Computation of Primary and Fully Diluted Net Income
            (Loss) Per Common Share.

     27     Financial Data Schedule for the nine months ended
            September 30, 1995.

(b)     Reports on Form 8-K

     1. A Current Report on Form 8-K dated September 8, 1995 was filed under Item 5 -- Other Events, stating that the Company issued a press release on August 31, 1995 announcing the removal of 180,000 tons of production from seven mills during the third quarter.

     2. A Current Report on Form 8-K dated November 7, 1995 was filed under Item 5 -- Other Events, stating that the Company issued a press release on October 23, 1995 announcing its financial results for the third quarter of 1995 and for the nine months ended September 30, 1995.

     3. A Current Report on Form 8-K dated November 9, 1995 was filed reporting under Item 2 - Acquisition or Disposition of Assets, stating that Stone-Consolidated Corporation, a 74.6 percent owned Canadian subsidiary of the Company, amalgamated its operations with Rainy River Forest Products Inc., a Toronto-based Canadian pulp and paper company. The amalgamated entity ("Amalco") will continue under the name Stone-Consolidated Corporation. As a result of the Amalgamation, the Company's equity ownership in Stone-Consolidated Corporation was reduced from 74.6 percent to approximately 46.7 percent. Stone-Consolidated Corporation will begin to be reported by the Company under the equity method of accounting effective November 1, 1995.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     STONE CONTAINER CORPORATION


                                By:  Thomas P. Cutilletta
                                     ____________________________
                                     Thomas P. Cutilletta
                                     Senior Vice President and
                                      Corporate Controller
                                     (Principal Accounting
                                      Officer)

Date:  November 14, 1995