Form 10-K
period 1995-12-31
STONE CONTAINER CORP
filed 1996-03-27
CIK 94610

         SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549

         -----------------------------------------------------------------------

         FORM 10-K

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1995.

          or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the
              Securities Exchange Act of 1934
          For the transition period from ________________ to ________________.

          Commission file number 1-3439

        STONE CONTAINER CORPORATION

          (Exact name of registrant as specified in its charter)
    [LOGO]

DELAWARE                                              36-2041256
--------------------------------------------------    --------------------------------------------------

(State or other jurisdiction of incorporation         (I.R.S. employer identification no.)
or organization)
150 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS          60601
--------------------------------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)
REGISTRANT'S TELEPHONE NUMBER: 312 346-6600
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:

                                              NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS                           REGISTERED
--------------------------------------------  ---------------------------------------
Common Stock                                  New York Stock Exchange
Rights to purchase Series D Preferred Stock   New York Stock Exchange
$1.75 Series E Cumulative Convertible
Exchangeable Preferred Stock                  New York Stock Exchange
10 3/4% Senior Subordinated Notes due June
15, 1997                                      New York Stock Exchange
12 5/8% Senior Notes due July 15, 1998        New York Stock Exchange
11 7/8% Senior Notes due December 1, 1998     New York Stock Exchange
11% Senior Subordinated Notes due August 15,
1999                                          New York Stock Exchange
11 1/2% Senior Subordinated Notes due
September 1, 1999                             New York Stock Exchange
9 7/8% Senior Notes due February 1, 2001      New York Stock Exchange
10 3/4% Senior Subordinated Debentures due
April 1, 2002                                 New York Stock Exchange
10 3/4% First Mortgage Notes due October 1,
2002                                          New York Stock Exchange
11 1/2% Senior Notes due October 1, 2004      New York Stock Exchange
6 3/4% Convertible Subordinated Debentures
due February 15, 2007                         New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) of the Act: None.

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
          YES _X_  NO ___

          Indicate by check mark if disclosure of delinquent filers pursuant  to
          Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

          The aggregate market value as of March 22, 1996 of the voting common stock held by non-affiliates of the Registrant was approximately $1,221,000,000.

          The number of shares of common stock outstanding at March 22, 1996 was 99,150,002.

          The Proxy Statement, to be filed on or before April 30, 1996, for the Annual Meeting of Stockholders scheduled May 14, 1996 is partially incorporated by reference into Part III, Items 10, 11, 12 and 13; and
          Part IV, Item 14, excluding the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph."

         -----------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                      (a) GENERAL DEVELOPMENT OF BUSINESS

    The information relating to the general development of the Registrant's business for the year ended December 31, 1995, is incorporated herein by reference to Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included in this report, under the sections entitled "Financial Condition and Liquidity," pages 16-20, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 2--Acquisitions/Dispositions," page 37, "Note 3--Subsidiary Issuance of Stock," page 37, "Note 15--Related Party Transactions," pages 48-49, and "Note 18--Segment Information," pages 51-53.

    Except where the context clearly indicates otherwise, the terms "Registrant" and "Company" as hereinafter used refer to Stone Container Corporation together with its consolidated subsidiaries.

               (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Financial information relating to the Registrant's industry segments, for the year ended December 31, 1995, is incorporated herein by reference to the MD&A, included in this report, under the section entitled "Results of Operations," pages 12-16, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 18--Segment Information," pages 51-53.

                     (c) NARRATIVE DESCRIPTION OF BUSINESS

    Descriptive information relating to the Registrant's principal products, markets and industry ranking is outlined in the table entitled "Profile" on page 2 of this report and is also incorporated herein by reference to the MD&A, included in this report, under the sections entitled "Results of Operations," pages 12-16, "Investing Activities," page 19, and "Environmental Issues," pages 19-20, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 2--Acquisitions/Dispositions," page 37, and "Note 18--Segment Information," pages 51-53.

                                    PROFILE

                                                                              Industry Position
KEY PRODUCTS              Markets
CONTAINERBOARD AND        A broad range of manufacturers of consumable and    Industry leader
CORRUGATED CONTAINERS     durable goods and other manufacturers of
                          corrugated containers.

KRAFT PAPER AND BAGS AND  Supermarket chains and other retailers of           Industry leader
SACKS                     consumable products. Industrial and consumer bags
                          sold to the food, agricultural, chemical and
                          cement industries, among others.

BOXBOARD AND FOLDING      Manufacturers of consumable goods, especially       A major position in Europe; a nominal
CARTONS                   food, beverage and tobacco products, and other box  position in North America manufacturers.

NEWSPRINT                 Newspaper publishers and commercial printers.       Industry leader, through its
                                                                              non-consolidated affiliate,
                                                                              Stone-Consolidated Corporation

UNCOATED GROUNDWOOD       Producers of advertising materials, magazines,      Industry leader, through its
PAPER                     directories and computer papers.                    non-consolidated affiliate,
                                                                              Stone-Consolidated Corporation

MARKET PULP               Manufacturers of paper products, including fine     A major position
                          papers, photographic papers, tissue and newsprint.

LUMBER, PLYWOOD AND       Construction and furniture industries.              A moderate position in North America
VENEER

                    1995 PRODUCTION AND SHIPMENT STATISTICS

MILL PRODUCTION* (thousands of short tons)
  Containerboard................................................................................      4,623
  Kraft Paper...................................................................................        385
  Market Pulp...................................................................................      1,083
  Newsprint.....................................................................................      1,269
  Groundwood Paper..............................................................................        505
  Boxboard and Other............................................................................        115
                                                                                                  ---------
    Total.......................................................................................      7,980
                                                                                                  ---------
                                                                                                  ---------
CONTAINERBOARD AND KRAFT PAPER CONVERTED* (thousands of short tons).............................      4,355
WASTEPAPER RECOVERED AND RECYCLED (thousands of short tons).....................................      2,615
CONVERTED PRODUCT SHIPMENTS*
  Corrugated Containers (billions of square feet)...............................................       53.0
  Paper Bags and Sacks (thousands of short tons)................................................        574
  Folding Cartons (thousands of short tons).....................................................         94
  Flexible Packaging (thousands of short tons)..................................................         16
  Lumber (millions of board feet produced)......................................................        446
  Plywood and Veneer (millions of square feet produced).........................................        244
NUMBER OF MANUFACTURING FACILITIES (including certain affiliates)
  Paperboard, Paper and Pulp Mills..............................................................         26
  Converting Plants.............................................................................        159
  Packaging Machinery Plants....................................................................          2
                                                                                                  ---------
    Total.......................................................................................        187
                                                                                                  ---------
                                                                                                  ---------

*Includes certain affiliates on an equity ownership basis.

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

    Wood fibre and recycled fibre, the principal raw materials used in the manufacture of the Company's products, are purchased in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. In addition, the supply and price of wood fibre in particular, is dependent upon a variety of factors over which the Company has no control, including environmental and conservation regulations, natural disasters, such as forest fires and hurricanes, and weather.

    The Company purchases or cuts a variety of species of timber from which the Company utilizes wood fibre depending upon the product being manufactured and each mill's geographic location. A decrease in the supply of wood fibre has caused, and will likely continue to cause, higher wood fibre costs in some of the regions in which the Company procures wood. In addition, the increase in demand for products manufactured, in whole or in part, from recycled fibre has from time to time caused a tightness in the supply of recycled fibre and at those times a significant increase in the cost of such fibre used in the manufacture of recycled containerboard and related products. The Company's paperboard and paper packaging products use a large volume of recycled fibre. While the Company has not experienced any significant difficulty in obtaining wood fibre and recycled fibre in economic proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

    At December 31, 1995, the Company owned approximately 9 thousand and 137 thousand acres of private fee timberland in the United States and Canada, respectively.

    The Company's business is not dependent upon a single customer or upon a small number of major customers. The loss of any one customer would not have a material adverse effect on the Company.

    Backlogs are not a significant factor in the industry in which the Company operates; most orders placed with the Company are for delivery within 60 days or less.

    The Company expenses research and development expenditures as incurred. Research and development costs for 1995 and 1994 were $11 million for each year.

    The Company owns patents, licenses, trademarks and tradenames on products. The loss of any patent, license, trademark and tradename would not have a material adverse effect on the Company's operations.

    As of December 31, 1995, the Registrant had approximately 25,900 employees, of whom approximately 21,700 were employees of U.S. operations and the remainder were employees of foreign operations. Of those in the United States, approximately 14,000 are union employees.

                  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND
                      DOMESTIC OPERATIONS AND EXPORT SALES

    Financial information relating to the Registrant's foreign and domestic operations and export sales for the year ended December 31, 1995, is incorporated herein by reference to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 18--Segment Information," pages 51-53 . The Company's results are affected by economic conditions in certain foreign countries and by fluctuations in foreign exchange rates.

ITEM 2.  PROPERTIES

    The Registrant, including its subsidiaries and affiliates, maintains manufacturing facilities and sales offices throughout North America, Europe, Latin America, Australia and the Far East. A listing of such worldwide facilities as of December 31, 1995 is provided on pages 5-6 of this report.

    The approximate annual production capacity of the Company's mills is summarized in the following table:

                                                     PAPERBOARD AND    WHITE PAPER
                                                    PAPER PACKAGING     AND OTHER          TOTAL
                                                    ----------------  --------------  ----------------
(IN THOUSANDS OF SHORT TONS)          DECEMBER 31,   1995      1994    1995    1994    1995      1994
--------------------------------------------------  ------    ------  ------  ------  ------    ------
United States (1).................................   4,711     4,665     900     873   5,611     5,538
Canada (2)(3).....................................     440       434   1,724   1,923   2,164     2,357
Europe (3)........................................     371       351     134     299     505       650
                                                    ------    ------  ------  ------  ------    ------
                                                     5,522     5,450   2,758   3,095   8,280     8,545
                                                    ------    ------  ------  ------  ------    ------
                                                    ------    ------  ------  ------  ------    ------

---------
(1) Includes 100 percent of the Seminole Kraft Corporation ("Seminole") mill.

(2) Includes 45 percent of the Celgar mill. Effective December 31, 1994, the Company indirectly acquired an additional 20 percent of the Celgar mill, thereby increasing its ownership interest from 25 percent to 45 percent.

(3) Includes 100 percent of Stone-Consolidated Corporation for 1994 and 46.6 percent for 1995. Effective November 1, 1995, Stone-Consolidated Corporation became a non-consolidated affiliate as a result of the Company reducing its equity ownership in Stone-Consolidated Corporation to 46.6 percent. See Note 3 to the Consolidated Financial Statements.

    All mills and converting facilities are owned, or partially owned through investments in other companies, by the Registrant, except for 46 converting plants in the United States, which are leased.

    The Registrant owns certain properties that have been mortgaged or otherwise encumbered. These properties include 12 paper mills and 76 corrugated container plants, including those subject to a leasehold mortgage.

    The Registrant's properties and facilities are properly equipped with machinery suitable for their use. Such facilities and related equipment are well maintained and adequate for the Registrant's current operations.

    Additional information relating to the Registrant's properties for the year ended December 31, 1995 is incorporated herein by reference to the Financial Statements, included in this report, under the Notes to the Consolidated Financial Statements, "Note 2--Acquisitions/Dispositions," page 37, "Note 3--Subsidiary Issuance of Stock," page 37, "Note 10--Long-term Debt," pages 43-45, and "Note 12--Long-term Leases," page 46.

WORLDWIDE FACILITIES

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

COLORADO
Denver (corrugated container)
South Fork (forest products)

CONNECTICUT
Portland (corrugated container)
Torrington (corrugated container)
Uncasville (paperboard/paper/pulp)

FLORIDA
Cantonment (bag)
(Pensacola)
Graceville (forest products)
Jacksonville (paperboard/paper/pulp); (corrugated container)
Panama City (paperboard/paper/pulp)
Yulee (bag)
Orlando (corrugated container)
Packaging Systems
Jacksonville (corrugated container)
Preprint

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

INDIANA
Columbus (corrugated container)
Mishawaka (corrugated container)
South Bend (corrugated container)

IOWA
Des Moines (corrugated container); (bag)
Keokuk (corrugated container)
Sioux City (corrugated container)

KANSAS
Kansas City (corrugated container)

KENTUCKY
Louisville (corrugated container); (bag)

LOUISIANA
Arcadia (bag)
Hodge (bag); (paperboard/paper/pulp)
New Orleans (corrugated container)

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

NEW MEXICO
Reserve (forest products)

NEW YORK
Buffalo (corrugated container)
*Walden (bag)

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

WASHINGTON
*Tacoma (paperboard/paper/pulp)

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

BRITISH COLUMBIA
*Castlegar (paperboard/paper/pulp)
*New Westminster (corrugated container)

MANITOBA
*Winnipeg (corrugated container)

NEW BRUNSWICK
Bathurst (paperboard/paper/pulp); (forest products)
*Saint John (corrugated container)

NOVA SCOTIA
*Dartmouth (corrugated container)

ONTARIO
*Etobicoke (corrugated container)
*Ft. Frances (paperboard/paper/pulp)
*Guelph (corrugated container)
*Kenora (paperboard/paper/pulp)
*Pembroke (corrugated container)
*Rexdale (corrugated container)
*Whitby (corrugated container)

PRINCE EDWARD ISLAND
*Summerside (corrugated container)

-----------------------

QUEBEC
*Grand-Mere (paperboard/paper/pulp)
*La Baie (paperboard/paper/pulp)
*La Tuque (forest products)
New Richmond (paperboard/paper/pulp)
Portage-du-Fort (paperboard/paper/pulp)
*Roberval (forest products)
*Saint-Fulgence (forest products)
*Saint-Laurent (forest products)
*Shawinigan (paperboard/paper/pulp)
*Trois-Rivieres (paperboard/paper/pulp)
*Ville Mont-Royal (corrugated container)
*Grand-Mere (paperboard/paper/pulp)
Research Center

SASKATCHEWAN
*Regina (corrugated container)

MEXICO
Monterrey (corrugated container)

EUROPE

GERMANY
*Augsburg (folding carton)
*Bremen (folding carton)
Delitzsch (corrugated container)
Dusseldorf (corrugated container)
*Frankfurt (folding carton)
Germersheim (corrugated container)
Hamburg (corrugated container)
Heppenheim (corrugated container)
Hoya (paperboard/paper/pulp)
Julich (corrugated container)
Lauenburg (corrugated container)
Lubbecke (corrugated container)
Neuburg (corrugated container)
Plattling (corrugated container)
Viersen (paperboard/paper/pulp)
Waren (corrugated container)
Hamburg
Institute for Package
 and Corporate Design

UNITED KINGDOM
*Chesterfield (folding carton)
*Ellesmere Port (paperboard/paper/pulp)

NETHERLANDS
*Sneek (folding carton)

BELGIUM
Ghlin (corrugated container)
Groot-Bijgaarden (corrugated container)

FRANCE
*Bordeaux (folding carton)
*Cholet (folding carton)
Molieres-Sur-Ceze (corrugated container)
Nimes (corrugated container)
*Soissons (folding carton)
*Strasbourg (folding carton)
*Valenciennes (corrugated container)

AUSTRALIA
Melbourne (corrugated container)
Sydney (corrugated container)

ASIA

CHINA
*Shanghai (corrugated container)
*Beijing (joint venture office)

JAPAN
Tokyo, Japan (joint venture office)
*Stone Container Japan Company, Ltd.

CENTRAL AND SOUTH AMERICA

COSTA RICA
Palmar Norte (forest products)
San Jose (forest products)
Administrative Office

VENEZUELA
*Puerto Ordaz (joint venture office)

OTHER

CORPORATE HEADQUARTERS
Chicago, Illinois

*affiliates

ITEM 3.  LEGAL PROCEEDINGS

    In November 1990, the U.S. Environmental Protection Agency ("EPA") announced its decision to list two bodies of water in Arizona, Dry Lake and Twin Lakes, as "waters of the United States" impacted by toxic pollutant discharges under
Section 304(l) of the federal Clean Water Act. These bodies of water have been used by the Company's Snowflake, Arizona pulp and paperboard mill for the evaporation of its process wastewater. The EPA is preparing a draft consent decree to resolve the alleged past unpermitted discharges which will include the EPA's proposal that the Company pay civil penalties in the amount of $900,000. The Company has vigorously disputed the application of the Clean Water Act to these two privately owned evaporation ponds. The Company has begun implementation of a plan to use its wastewater to irrigate a biomass plantation and discontinue using Dry Lake to evaporate wastewater. It is premature to predict the amount of penalties, if any, that will eventually be assessed.

    On October 27, 1992, the Florida Department of Environmental Regulation, predecessor to the Department of Environmental Protection ("DEP"), filed a civil complaint in the Fourteenth Judicial Circuit Court of Bay County, Florida against the Company seeking injunctive relief, an unspecified amount of fines and civil penalties, and other relief based on alleged groundwater contamination at the Company's Panama City, Florida pulp and paperboard mill. In addition, the complaint alleges operation of a solid waste facility without a permit and discrepancies in hazardous waste shipping manifests. Because of uncertainties in the interpretation and application of DEP's rules, it is premature to assess the Company's potential liability, if any, in the event of an adverse ruling. At the parties' request, the case has been placed in abeyance pending the conclusion of a related administrative proceeding petitioned by the Company in June 1992 following  DEP's  proposal to  deny  the Company  a  permit renewal  to continue
operating  its  wastewater   pretreatment  facility  at   the  mill  site.   The
administrative proceeding has been referred to a hearing officer for an administrative hearing on the consolidated issues of compliance with a prior consent order, denial of the permit renewal, completion of a contamination assessment and denial of a sodium exemption. The consolidated cases were abated at the parties' request and extensive settlement negotiations are being conducted between the parties. The Company intends to vigorously assert its entitlement to the permit renewal and to defend against the groundwater contamination and unpermitted facility allegations in the event that a settlement cannot be reached.

    As a result of the April 13, 1994 digester rupture at the Company's Panama City, Florida pulp and paperboard mill (the "Panama City Mill"), the Occupational Safety and Health Administration ("OSHA") conducted an investigation at the Panama City Mill which resulted in the issuance by OSHA of citations with fines totaling $1,072,000. In October 1994, Company representatives met informally with OSHA representatives to discuss the citations and related fines. As a result of that meeting, the Company filed a notice of contest, and thereafter the Secretary of Labor filed a complaint with the Occupational Safety and Health Review Commission to enforce the citations. The matter was resolved on February 8, 1996, when the Company and OSHA entered into a Stipulation and Notice of Dismissal whereby the Company agreed, without admitting liability, to pay a reduced penalty of $690,000, and OSHA agreed to withdraw and delete the characterization of the citations relating to the digester violations at the Panama City Mill.

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

    The two proceedings are in their preliminary stages and no assurance can be provided as to the timing of the decisions or the outcome of either of them. The Company intends to contest these actions vigorously.

    On September 30, 1994, the EPA, Region IV, issued an Administrative Order ("Order") to the Company's Panama City Mill pursuant to Section 3008(h) of the Federal Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C. Section6928(h)(l). The Order requires the Company to perform a RCRA Facility Investigation at the Panama City Mill together with confirmatory sampling, interim corrective measures and any other activities necessary to correct alleged actual or threatened releases of hazardous substances or hazardous constituents at or from the Panama City Mill. The Company has filed a protest and requested a hearing to contest the EPA's RCRA Section 3008(h) jurisdiction over the Panama City Mill and the parties have been engaged in extensive settlement negotiations. The Company believes that the Panama City Mill is not currently a RCRA facility. The corrective measures mandated by the Order would require the Company to conduct extensive groundwater and soil sampling and analyses. The Company does not know at this time the likelihood of success in challenging the Order. Notwithstanding the success in challenging the Order, an owner of property adjacent to the Panama City Mill is currently subject to extensive clean-up under RCRA, and the EPA is empowered to require clean-up for materials discharged from the property which may have migrated onto the Panama City Mill's property. The Company does not yet know the extent, if any, of such adjacent property owner's responsibility to remediate contamination, if any, at the Panama City Mill site.

    In July 1994, the State of Ohio Environmental Protection Agency ("OEPA") informed the Company of OEPA's intent to initiate an enforcement action against the Company's paperboard mill in Coshocton, Ohio (the "Coshocton Mill") for alleged violations of the Coshocton Mill's wastewater discharge permit. The matter was settled on October 18, 1995 by way of an administrative consent order pursuant to which the Company, without admitting liability, agreed to pay a civil penalty in the amount of $100,000 and to perform certain supplemental environmental projects.

    On January 22, 1996, the United States of America filed a suit against the Company in the United States District Court for the District of Montana seeking injunctive relief and an unspecified amount in civil penalties based on the alleged failure of the Company to comply with certain provisions of the Clean Air Act ("CAA"), its implementing regulations, and the Montana State Implementation Plan at the Company's Missoula, Montana kraft pulp mill, (the "Missoula Mill"). The complaint specifically alleges that the Company exceeded the 20% opacity limitation for recovery boiler emissions; failed to properly set the span on a recovery boiler continuous emissions monitor; and concealed the emission of an air contaminant by improperly venting non-condensible gasses. The statutory penalty for violations of the CAA is $25,000 per day for each day of violation. The Company is reviewing the matter with counsel to assess its potential liability. It is premature to predict the outcome of this matter at this time.

    In a related matter, on November 27, 1995, the Company received notice from several environmental groups that they intended to file citizens suits under the CAA, the Federal Water Pollution Control Act ("CWA") and the Emergency Planning and Community Right-to-Know Act ("EPCRA") against the Company based on alleged violations of those Acts at the Missoula Mill. In December, 1995, representatives of the Company met with representatives of the groups that sent the notice to discuss the Company's position that the majority of the alleged violations were not in excess of applicable permit limits or were excused because they occurred during reported malfunctions, start-up or shutdown conditions. On January 29, 1996, a Complaint was filed by the Montana Coalition for Health, Environmental and Economic Rights Inc., Cold Mountain, Cold Rivers, Inc. and Native Forest Network, Inc. (collectively "Plaintiffs") in the United States District Court for the District of Montana alleging numerous violations of the provisions of the CAA, the CWA and the EPCRA. On February 7, 1996, Plaintiffs filed an Amended Complaint seeking (1) a declaratory judgement that the Company has violated Section 301(a) of the CWA, Section 502(a) of the CAA and Section 313 of the

EPCRA; (2) injunctive relief enjoining the Company from operating the Missoula Mill in a manner as will result in further violations of the CAA, CWA and EPCRA; and (3) civil penalties of $25,000 per day for each day of alleged violation. The Company intends to vigorously contest the allegations.

    In December 1992, Environment Canada promulgated regulations under the Fisheries Act which required pulp and paper mills to meet certain effluent quality standards by December 31, 1995. The Company's Bathurst, New Brunswick mill was required to upgrade its secondary treatment system in order to meet the new effluent standards with respect to toxicity levels. Because of the shutdown of the mill from January 28, 1996 to February 25, 1996, the Company has been unable to conduct tests to confirm its compliance with the regulations. The Company intends to conduct the necessary tests to demonstrate compliance after a sufficient build up of biomass in the mill's effluent has been achieved following the most recent start-up of the mill.

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

    The Registrant is involved in contractual disputes, administrative and legal proceedings and investigations of various types. Although any litigation, proceeding or investigation has an element of uncertainty, the Registrant believes that the outcome of any proceeding, lawsuit or claim which is pending or threatened, or all of them combined, would not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

           (a) PRINCIPAL MARKET, STOCK PRICE AND DIVIDEND INFORMATION

    Information relating to the principal market, stock price and dividend information for the Registrant's Common and Preferred Stock and related stockholder matters, for the year ended December 31, 1995, is incorporated herein by reference to the MD&A, included in this report, under the sections entitled "Common and Series E Cumulative Preferred Stock--Cash Dividends, Market and Price Range," pages 20-21 and "Financial Condition and Liquidity," pages 16-20, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 10--Long-term Debt," pages 43-45, "Note 13--Preferred Stock," pages 46-47, "Note 14--Common Stock," pages 47-48 and "Note 19--Summary of Quarterly Data (unaudited)," page 54.

               (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

    There were approximately 6,515 holders of record of the Registrant's common stock, as of March 22, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

    In addition to the table set forth on pages 10-11 of this report, selected financial data of the Registrant is incorporated herein by reference to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 1--Summary of Significant Accounting Policies," pages 35-37, and "Note 2--Acquisitions/Dispositions," page 37.

SELECTED FINANCIAL DATA

(DOLLARS IN MILLIONS EXCEPT PER SHARE)     1995(b)        1994         1993         1992         1991         1990       1989(c)
----------------------------------------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS
Net sales...............................  $7,351.2     $  5,748.7   $  5,059.6   $  5,520.7   $  5,384.3   $  5,755.9   $5,329.7
Cost of products sold...................   5,168.9        4,564.3      4,223.5      4,473.7      4,287.2      4,421.9    3,893.8
Selling, general and administrative
 expenses...............................     608.5          568.2        512.2        543.5        522.8        495.5      474.5
Depreciation and amortization...........     371.8          358.9        346.8        329.2        273.5        257.0      237.1
Interest expense........................     460.3          456.0        426.7        386.1        397.4        421.7      344.7
Income (loss) before income taxes,
 minority interest, extraordinary
 charges and cumulative effects of
 accounting changes.....................     794.7         (163.1)      (463.3)      (224.0)       (12.2)       194.1      481.8
(Provision) credit for income taxes.....    (320.9)          35.5        147.7         59.4        (31.1)       (92.8)    (195.2)
Minority interest.......................     (29.3)          (1.2)        (3.6)        (5.3)        (5.8)        (5.9)       (.8)
Income (loss) before extraordinary
 charges and cumulative effects of
 accounting changes.....................     444.5         (128.8)      (319.2)      (169.9)       (49.1)        95.4      285.8
Extraordinary charges from early
 extinguishments of debt................    (189.0)         (61.6)      --           --           --           --          --
Cumulative effects of accounting
 changes................................     --             (14.2)       (39.5)       (99.5)      --           --          --
Net income (loss).......................     255.5         (204.6)      (358.7)      (269.4)       (49.1)        95.4      285.8
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------

PER SHARE OF COMMON STOCK (a)
PRIMARY:
Income (loss) before extraordinary
 charges and cumulative effects of
 accounting changes.....................      4.64          (1.60)       (4.59)       (2.49)        (.78)        1.56       4.67
Extraordinary charges from early
 extinguishments of debt................     (2.01)          (.70)      --           --           --           --          --
Cumulative effects of accounting
 changes................................     --              (.16)        (.56)       (1.40)      --           --          --
Net income (loss)--Primary..............      2.63          (2.46)       (5.15)       (3.89)        (.78)        1.56       4.67
FULLY DILUTED:
Income (loss) before extraordinary
 charges and cumulative effects of
 accounting changes.....................      3.89        (j)          (j)          (j)          (j)          (j)          (j)
Extraordinary charges from early
 extinguishments of debt................     (1.65)       (j)          (j)          (j)          (j)          (j)          (j)
Cumulative effects of accounting
 changes................................     --           (j)          (j)          (j)          (j)          (j)          (j)
Net income--Fully diluted...............      2.24        (j)          (j)          (j)          (j)          (j)          (j)
Dividends and distributions paid........       .30         --           --              .35          .71          .71        .70
Common stockholders' equity (end of
 year)..................................      8.98           5.90         6.91        13.91        22.12        24.34      22.50
Price range of common shares--N.Y.S.E.
  High..................................     24.63          21.13        19.50        32.63        26.00        25.25      36.38
  Low...................................     12.50           9.63         6.38        12.50         9.00         8.13      22.13
Average common shares outstanding (in
 millions):
  Primary...............................      94.1           88.2         71.2         71.0         63.2         61.3       61.2
  Fully diluted.........................     114.7        (j)          (j)          (j)          (j)          (j)          (j)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
FINANCIAL POSITION AT END OF YEAR
Current assets..........................  $1,682.9     $  1,816.9   $  1,753.2   $  1,701.8   $  1,685.3   $  1,586.0   $1,687.0
Current liabilities.....................     701.7        1,031.5        943.5        944.8        914.8      1,146.5    1,072.6
Working capital.........................     981.2          785.4        809.7        757.0        770.5        439.5      614.4
Property, plant and equipment--net......   2,635.8        3,359.0      3,386.4      3,703.2      3,520.2      3,364.0    2,977.9
Total assets............................   6,398.9        7,004.9      6,836.7      7,027.0      6,902.9      6,690.0    6,253.7
Long-term debt..........................   3,885.1        4,431.9      4,268.4      4,105.1      4,046.4      3,680.5    3,536.9
Deferred taxes..........................     493.1          381.4        470.6        685.2        263.9        262.7      185.6
Redeemable preferred stock..............     --            --             42.3         36.3         31.1         26.6       22.7
Minority interest (i)...................        .7          221.8        234.5           .2          3.8          8.0        9.7
Stockholders' equity....................   1,005.3          648.1        607.1      1,102.7      1,537.5      1,460.5    1,347.6
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
ADDITIONAL INFORMATION
Paperboard, paper and market pulp:
  Produced (thousand short tons) (e)....     7,980          7,928        7,475        7,517        7,365        7,447      6,772
  Converted (thousand short tons) (e)...     4,355          4,477        4,354        4,373        4,228        4,241      3,930
Corrugated shipments (billion square
 feet) (e)..............................      53.0          54.10        52.48        51.67        49.18        47.16      41.56
Employees (end of year-in thousands)....      25.9           29.1         29.0         31.2         31.8         32.3       32.6
Capital expenditures....................  $  386.5     $    232.6   $    149.7   $    281.4   $    430.1   $    552.0   $  501.7
Net cash/funds provided by (used in)
 operating activities (f)...............  $  961.7     $     72.3   $   (129.1)  $    120.9   $    247.2   $    468.6   $  370.9
Working capital ratio...................     2.4/1          1.8/1        1.9/1        1.8/1        1.8/1        1.4/1      1.6/1
Percent long-term debt/total
 capitalization (g).....................      72.2%          78.0%        75.9%        69.2%        68.8%        67.7%      69.3%
Return on beginning common stockholders'
 equity (h).............................      83.4%         (26.2%)      (32.3%)      (11.1%)       (3.4%)        7.1%      26.9%
Pretax margin...........................      10.4%          (2.9%)       (9.2%)       (4.2%)        (.3%)        3.3%       9.0%
After-tax margin........................       3.5%          (3.6%)       (7.1%)       (4.9%)        (.9%)        1.7%       5.4%
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------

(DOLLARS IN MILLIONS EXCEPT PER SHARE)       1988       1987(c)      1986(c)        1985
----------------------------------------  ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS
Net sales...............................  $  3,742.5   $3,232.9     $2,032.3     $  1,229.1
Cost of products sold...................     2,618.0    2,347.8      1,564.6          944.1
Selling, general and administrative
 expenses...............................       351.1      343.8        241.2          157.0
Depreciation and amortization...........       148.1      138.7         92.3           67.8
Interest expense........................       108.3      131.1         85.3           63.3
Income (loss) before income taxes,
 minority interest, extraordinary
 charges and cumulative effects of
 accounting changes.....................       549.7      283.5         59.7            1.5
(Provision) credit for income taxes.....      (207.7)    (122.1)       (24.3)           2.3
Minority interest.......................         (.2)       (.1)       --            --
Income (loss) before extraordinary
 charges and cumulative effects of
 accounting changes.....................       341.8      161.3         35.4            3.8
Extraordinary charges from early
 extinguishments of debt................      --          --           --            --
Cumulative effects of accounting
 changes................................      --          --           --            --
Net income (loss).......................       341.8      161.3         35.4            3.8
                                          ----------   ----------   ----------   ----------
PER SHARE OF COMMON STOCK (a)
PRIMARY:
Income (loss) before extraordinary
 charges and cumulative effects of
 accounting changes.....................        5.58       2.79          .73            .09
Extraordinary charges from early
 extinguishments of debt................      --          --           --            --
Cumulative effects of accounting
 changes................................      --          --           --            --
Net income (loss)--Primary..............        5.58       2.79          .73            .09
FULLY DILUTED:
Income (loss) before extraordinary
 charges and cumulative effects of
 accounting changes.....................     (j)           2.65        (j)          (j)
Extraordinary charges from early
 extinguishments of debt................     (j)          --           (j)          (j)
Cumulative effects of accounting
 changes................................     (j)          --           (j)          (j)
Net income--Fully diluted...............     (j)           2.65        (j)          (j)
Dividends and distributions paid........         .35        .25          .19            .19
Common stockholders' equity (end of
 year)..................................       17.73      12.40         9.92(d)        7.08
Price range of common shares--N.Y.S.E.
  High..................................       39.50      39.83        20.00          13.17
  Low...................................       20.67      15.33        11.38           8.00
Average common shares outstanding (in
 millions):
  Primary...............................        61.3       57.9         48.8           42.3
  Fully diluted.........................     (j)           60.9        (j)          (j)
                                          ----------   ----------   ----------   ----------
FINANCIAL POSITION AT END OF YEAR
Current assets..........................  $    865.7   $  737.4     $  530.4     $    320.2
Current liabilities.....................       408.3      334.9        203.4          165.1
Working capital.........................       457.4      402.5        327.0          155.1
Property, plant and equipment--net......     1,276.0    1,300.0        924.4          642.6
Total assets............................     2,395.0    2,286.1      1,523.6        1,010.3
Long-term debt..........................       765.1    1,070.5        767.0          493.3
Deferred taxes..........................       140.3      120.4         69.9           49.2
Redeemable preferred stock..............      --            1.5          1.5            8.0
Minority interest (i)...................          .3         .2        --            --
Stockholders' equity....................     1,063.6      740.3        481.8          294.7
                                          ----------   ----------   ----------   ----------
ADDITIONAL INFORMATION
Paperboard, paper and market pulp:
  Produced (thousand short tons) (e)....       4,729      4,373        3,154          2,168
  Converted (thousand short tons) (e)...       3,344      2,998        2,495          1,530
Corrugated shipments (billion square
 feet) (e)..............................       34.47      32.09        25.95          15.19
Employees (end of year-in thousands)....        20.7       18.8         15.5            9.4
Capital expenditures....................  $    136.6   $  105.7     $   63.3     $     47.1
Net cash/funds provided by (used in)
 operating activities (f)...............  $    454.1   $  298.3     $  166.7     $     79.6
Working capital ratio...................       2.1/1      2.2/1        2.6/1          1.9/1
Percent long-term debt/total
 capitalization (g).....................        38.9%      55.4%        58.1%          58.4%
Return on beginning common stockholders'
 equity (h).............................        46.2%      41.8%        10.2%           1.1%
Pretax margin...........................        14.7%       8.8%         2.9%            .1%
After-tax margin........................         9.1%       5.0%         1.7%            .3%
                                          ----------   ----------   ----------   ----------

------------
NOTES TO SELECTED FINANCIAL DATA

(a) Amounts per average common share and average common shares outstanding have been adjusted to reflect the 2 percent stock dividend in 1992, the 3-for-2 stock split in 1988 and the 2-for-1 stock split in 1987. The price range of common shares outstanding has been adjusted only to reflect the previously mentioned stock splits.

(b) On November 1, 1995, Stone-Consolidated Corporation, a Canadian subsidiary of the Company, amalgamated its operations with Rainy River Forest Products, Inc. a Toronto-based Canadian pulp and paper company. As a result of the amalgamation, the Company's equity ownership in Stone-Consolidated Corporation was reduced from 74.6 percent to 46.6 percent and accordingly, effective November 1, 1995, the Company began reporting Stone-Consolidated Corporation as a non-consolidated affiliate in accordance with the equity method of accounting.

(c) The Company made major acquisitions in 1989, 1987 and 1986.

(d) For 1986, calculation assumes conversion of convertible preferred stock and convertible subordinated debentures which were converted/redeemed in 1987.

(e) Includes certain non-consolidated affiliates.

(f) In accordance with Statement of Financial Accounting Standards No. 95, "Statements of Cash Flows," the Company now discloses "Net cash provided by (used in) operating activities." For years prior to 1986, "Net funds provided by operations" are presented in this summary. Certain prior year amounts have been restated to conform to current year presentation.

(g) Represents the percentage of long-term debt to the sum of long-term debt, stockholders' equity, redeemable preferred stock, minority interest and deferred taxes.

(h) 1995, 1994, 1993 and 1992 return on beginning common stockholders' equity calculated using the income (loss) before the extraordinary charges and cumulative effects of accounting changes.

(i) For 1994 and 1993, includes the Company's 25.4 percent minority interest liability in the common shares of Stone-Consolidated.

(j) Fully diluted amounts and average common shares outstanding have not been presented as amounts are either anti-dilutive or, when compared to primary earnings per share, the potential dilution effect is less than 3 percent. Furthermore, from 1988 through 1991, fully diluted amounts were not applicable because the Company did not have any convertible securities outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On November 1, 1995, Stone-Consolidated Corporation, a Canadian subsidiary of the Company, amalgamated its operations (the "Amalgamation") with Rainy River Forest Products, Inc. ("Rainy River"), a Toronto-based Canadian pulp and paper company. The amalgamated company will continue under the name of Stone-Consolidated Corporation ("Stone-Consolidated"). As a result of the Amalgamation, the Company's equity ownership in Stone-Consolidated was reduced from 74.6 percent to 46.6 percent, and accordingly, effective November 1, 1995, the Company began reporting Stone-Consolidated as a non-consolidated affiliate in accordance with the equity method of accounting (the "SCI de-consolidation"). Prior to such date the Company reported Stone-Consolidated Corporation as a consolidated subsidiary. See also Note 3 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

COMPARATIVE RESULTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                         1995              1994              1993
                                                    ---------------   ---------------   ---------------
                                                            PERCENT           PERCENT           PERCENT
                                                            OF NET            OF NET            OF NET
(DOLLARS IN MILLIONS)                               AMOUNT   SALES    AMOUNT   SALES    AMOUNT   SALES
--------------------------------------------------  ------  -------   ------  -------   ------  -------
Net sales.........................................  $7,351   100.0%   $5,749   100.0%   $5,060   100.0%
Cost of products sold.............................   5,169    70.3     4,564    79.4     4,223    83.5
Selling, general and administrative expenses......     608     8.3       568     9.9       512    10.1
Depreciation and amortization.....................     372     5.1       359     6.2       347     6.9
Equity (income) loss from affiliates..............     (20)    (.3)        8      .1        12      .2
Other operating (income) expense--net.............    --      --         (34)    (.6)        5      .1
Other (income) expense--net.......................     (33)    (.5)       (9)    (.1)       (3)    (.1)
                                                    ------  -------   ------  -------   ------  -------
Income (loss) before interest expense, income
 taxes, minority interest, extraordinary charges
 and cumulative effects of accounting changes.....   1,255    17.1       293     5.1       (36)    (.7)
Interest expense..................................    (460)   (6.3)     (456)   (7.9)     (427)   (8.4)
                                                    ------  -------   ------  -------   ------  -------
Income (loss) before income taxes, minority
 interest, extraordinary charges and cumulative
 effects of accounting changes....................     795    10.8      (163)   (2.8)     (463)   (9.1)
(Provision) credit for income taxes...............    (321)   (4.3)       35      .6       148     2.9
Minority interest.................................     (29)    (.4)       (1)   --          (4)    (.1)
                                                    ------  -------   ------  -------   ------  -------
Income (loss) before extraordinary charges and
 cumulative effects of accounting changes.........     445     6.1      (129)   (2.2)     (319)   (6.3)
Extraordinary charges from early extinguishments
 of debt..........................................    (189)   (2.6)      (62)   (1.1)     --      --
Cumulative effects of accounting changes..........    --      --         (14)    (.3)      (40)    (.8)
                                                    ------  -------   ------  -------   ------  -------
Net income (loss).................................  $  256     3.5    $ (205)   (3.6)   $ (359)   (7.1)
                                                    ------  -------   ------  -------   ------  -------
                                                    ------  -------   ------  -------   ------  -------

1995 COMPARED WITH 1994

    In 1995, the Company reported income before extraordinary charges from the early extinguishments of debt of $445 million, or $4.64 per share of common stock on a primary basis and $3.89 per share of common stock on a fully diluted basis. The Company recorded extraordinary charges from the extinguishments of debt totaling $189 million, net of income tax benefit, or $2.01 per share on a primary basis and $1.65 per share on a fully diluted basis, resulting in net income for 1995 of $256 million, or $2.63 per share of common stock on a primary basis and $2.24 per share of common stock on a fully diluted basis. See "Financial Condition and Liquidity--Financing Activities" for a further discussion of the extraordinary charges from the early extinguishments of debt. In 1994, the Company incurred a loss before extraordinary charges from the early extinguishments of debt and the cumulative effect of a change in the accounting for postemployment benefits of $129 million, or $1.60 per share of common stock. The Company recorded extraordinary charges from the early extinguishment of debt totaling $62 million, net of income tax benefits, or $.70 per share of common stock and a one-time, non-cash charge of $14 million, net of income tax benefit, or $.16 per share of common stock, to reflect the cumulative effect of adopting Statement of Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), resulting in a net loss for 1994 of $205 million, or $2.46 per share of common stock.

    The improved results for 1995 over 1994 primarily reflect significantly higher average selling prices for the Company's products. As a result of the higher average selling prices, net sales increased to $7.4 billion in 1995, a 28 percent increase over 1994 net sales of $5.7 billion. Partially offsetting the effect on earnings of the higher average selling prices, however, was an increase in recycled fibre costs of approximately $145 million which occurred primarily as a result of an industry shortage for this raw material. The 1995 results were also unfavorably impacted by an after-tax charge of approximately $8 million related to Stone-Consolidated Corporation's acquisition of Rainy River and by an increase in interest expense primarily as a result of higher interest rates associated with the Company's indebtedness. The 1995 results include foreign currency transaction gains of $8 million, whereas the 1994 results included a non-recurring $22 million involuntary conversion gain related to a digester accident at the Company's Panama City, Florida, pulp and paperboard mill and foreign currency transaction losses of $16 million. Additionally, the Company recorded an income tax provision of $321 million in 1995 compared to a 1994 income tax benefit of $35 million reflecting the tax effect of the increased pretax earnings for 1995 over 1994.

SEGMENT DATA

                                                                             YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------------
                                                                                         1994
                                                                               ------------------------
                                                                                             INCOME                 1993
                                                                                             (LOSS)       ------------------------
                                                                                         BEFORE INCOME                  INCOME
                                                                                             TAXES,                     (LOSS)
                                                           1995                             MINORITY                BEFORE INCOME
                                               -----------------------------               INTEREST,                    TAXES,
                                                              INCOME                     EXTRAORDINARY                 MINORITY
                                                           BEFORE INCOME                  CHARGES AND                INTEREST AND
                                                          TAXES, MINORITY                  CUMULATIVE                 CUMULATIVE
                                                           INTEREST AND                   EFFECT OF AN               EFFECT OF AN
                                                NET        EXTRAORDINARY         NET       ACCOUNTING       NET       ACCOUNTING
(IN MILLIONS)                                  SALES          CHARGES           SALES        CHANGE        SALES        CHANGE
---------------------------------------------  ------  ---------------------   -------   --------------   -------   --------------
Paperboard and paper packaging...............  $5,406  $         944           $ 4,241   $         354    $ 3,810   $         207
White paper and other........................   2,010            367             1,550              26      1,296            (158)
Intersegment.................................     (65)      --                     (42)       --              (46)       --
                                               ------         ------           -------          ------    -------          ------
                                                7,351          1,311             5,749             380      5,060              49
Interest expense.............................                   (460)                             (456)                      (427)
Foreign currency transaction gains
  (losses)...................................                      8                               (16)                       (12)
General corporate and miscellaneous (net)....                    (64)                              (71)                       (73)
                                               ------         ------           -------          ------    -------          ------
Total........................................  $7,351  $         795           $ 5,749   $        (163)   $ 5,060   $        (463)
                                               ------         ------           -------          ------    -------          ------
                                               ------         ------           -------          ------    -------          ------

SEGMENT AND PRODUCT LINE SALES DATA

                                                                     NET SALES
                                                          -------------------------------
(DOLLARS IN MILLIONS)          YEAR  ENDED DECEMBER  31,    1995       1994       1993
--------------------------------------------------------  ---------  ---------  ---------
Paperboard and paper packaging:
  Corrugated containers.................................  $   3,078  $   2,433  $   2,155
  Paperboard and kraft paper............................      1,426      1,055        901
  Paper bags and sacks..................................        743        641        579
  Folding cartons.......................................     --         --             60
  Other.................................................        159        112        115
                                                          ---------  ---------  ---------
    Total paperboard and paper packaging................      5,406      4,241      3,810
                                                          ---------  ---------  ---------
White paper and other:
  Newsprint and groundwood paper........................      1,012        883        770
  Market pulp...........................................        750        305        187
  Other.................................................        248        362        339
                                                          ---------  ---------  ---------
    Total white paper and other.........................      2,010      1,550      1,296
                                                          ---------  ---------  ---------
Intersegment............................................        (65)       (42)       (46)
                                                          ---------  ---------  ---------
    Total net sales.....................................  $   7,351  $   5,749  $   5,060
                                                          ---------  ---------  ---------
                                                          ---------  ---------  ---------

    See Note 18 of the Consolidated Financial Statements included in this report for additional segment information.

PAPERBOARD AND PAPER PACKAGING:

    The  1995 net sales for the paperboard and paper packaging segment increased
27.5 percent over 1994 reflecting sales increases for all product lines within this segment. These sales increases primarily resulted from significantly higher average selling prices which more than offset reduced volume.

    Net sales of corrugated containers, paperboard and paper bags and sacks increased 26.5 percent, 34.3 percent and 15.9 percent, respectively, over 1994. These increases reflect significantly higher average selling prices which more than offset a reduction in sales volume for these products. Sales volumes for containerboard, corrugated containers and for paper bags and sacks decreased approximately 8 percent, 2 percent and 12 percent, respectively, from 1994. Net sales of kraft paper increased 58.2 percent over 1994 reflecting both increased sales volume and higher average selling prices.

    Operating income for the paperboard and paper packaging segment for 1995 increased $590 million over 1994 due to improved operating margins primarily as a result of the higher average selling prices for the Company's paperboard and paper packaging products. Operating income for 1994 includes a pretax gain of approximately $11 million which represented the segment's portion of the previously mentioned involuntary conversion gain.

WHITE PAPER AND OTHER:

    The  1995 net  sales for  the white paper  and other  segment increased 29.7 percent over 1994 despite the fact that only ten months of sales of Stone-Consolidated are included in the 1995 amounts as a result of the SCI de-consolidation. Net sales of newsprint and groundwood paper for 1995 increased
14.6 percent over 1994 as significantly higher average selling prices more than offset a decrease in volume mainly attributable to the SCI de-consolidation. Net sales of market pulp increased to $750 million in 1995 from $305 million in 1994. Approximately $163 million of the market pulp sales increase resulted from the inclusion of sales for Stone Venepal (Celgar) Pulp, Inc. ("SVCPI"), which, effective December 31, 1994, became a consolidated subsidiary when the Company increased its ownership in SVCPI's common stock from 50 percent to 90 percent. SVCPI had previously been accounted for in accordance with the equity method of accounting. Excluding the effect of SVCPI, sales of market pulp increased $282 million over 1994 mainly due to significantly higher average selling prices, although a 22 percent volume improvement also contributed to the sales increase.

    Operating income for the white paper and other segment for 1995 increased $341 million over 1994 due to improved operating margins resulting primarily from the significantly higher average selling prices for market pulp and for newsprint and groundwood paper. Operating income for 1994 included a pretax gain of approximately $11 million which represented the segment's portion of the previously mentioned involuntary conversion gain.

1994 COMPARED WITH 1993

    Net sales for 1994 were $5.7 billion, an increase of 13.6 percent over 1993 net sales of $5.1 billion. Net sales increased as a result of both increased sales volume and higher average selling prices for most of the Company's products. In 1994, the Company incurred a loss before extraordinary charges from the early extinguishments of debt and the cumulative effect of a change in the accounting for postemployment benefits of $129 million, or $1.60 per share of common stock. The Company recorded extraordinary charges from the early extinguishments of debt totaling $62 million, net of income tax benefits, or $.70 per share of common stock and a one-time, non-cash charge of $14 million, net of income tax benefit, or $.16 per share of common stock, to reflect the cumulative effect of adopting SFAS 112, resulting in a net loss for 1994 of $205 million, or $2.46 per share of common stock. In 1993, the Company incurred a loss before the cumulative effect of a change in the accounting for postretirement benefits other than pensions of $319 million, or $4.59 per share of common stock. The Company adopted Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), effective January 1, 1993 and recorded a one-time, non-cash cumulative effect charge of $40 million, net of income tax benefit, or $.56 per share of common stock, resulting in a net loss of $359 million, or $5.15 per share of common stock.

    The improved results for 1994 over 1993 primarily reflect improved product pricing for most of the Company's products which more than offset a substantial increase in recycled fibre costs, higher interest expense and a decrease in the income tax benefit. The Company incurred a significant increase in recycled fibre costs for 1994 over 1993 mainly as a result of a shortage for this raw material. The 1994 results were also unfavorably impacted by an increase in interest expense, primarily as a result of higher interest rates, and by foreign currency transaction losses of $16 million. The 1993 results included foreign currency transaction losses of $12 million. The 1994 results included the previously mentioned $22 million pretax involuntary conversion gain, whereas the 1993 results included a $35 million pretax gain from the sale of the Company's 49 percent equity interest in Empaques de Carton Titan, S.A. ("Titan") and the favorable effect of a reduction in an accrual relating to a change in the Company's vacation pay policy. The Company recorded an income tax benefit of $35 million in 1994 as compared with an income tax benefit of $148 million in 1993. The decrease in the income tax benefit primarily reflects the tax effect associated with the lower pretax loss for 1994 as compared with 1993.

PAPERBOARD AND PAPER PACKAGING:

    The 1994 net sales for the paperboard and paper packaging segment  increased
11.3 percent over 1993 reflecting sales increases for virtually every product line within the segment. Net sales for 1993 included sales for the Company's European folding carton operations, which in the early part of 1993 were merged into a joint venture and, accordingly, are now accounted for under the equity method of accounting. Sales from these operations prior to the merger in May of 1993 were approximately $60 million. Excluding the effect of the folding carton operations, 1994 net sales increased 13.1 percent from the prior year.

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

    Operating income for the paperboard and paper packaging segment for 1994 increased $147 million, or 70.8 percent over 1993, due to improved operating margins primarily as a result of higher average selling prices and improved sales volumes for corrugated containers, containerboard and paper bags and sacks. Operating income for 1994 included a pretax gain of approximately $11 million which represents the segment's portion of the previously mentioned involuntary conversion gain. Operating income for 1993 included a $35 million pretax gain from the sale of Titan and a favorable effect of a reduction in an accrual resulting from a change in the Company's vacation policy. The earnings impact from these 1993 non-recurring items were partially offset by the writedowns of the carrying values of certain Company assets.

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

    Operating income for the white paper and other segment for 1994 was $25 million compared to an operating loss in 1993 of $159 million. This significant improvement in operating income was mainly attributable to improved operating margins primarily resulting from the significantly higher average selling prices for market pulp and, to a lesser extent, to the increased volume and higher average selling prices for newsprint and groundwood paper. Additionally, operating income for 1994 included a pretax gain of approximately $11 million which represents the segment's portion of the previously mentioned involuntary conversion gain.

FINANCIAL CONDITION AND LIQUIDITY

    The Company's working capital ratio  was 2.4 to 1  at December 31, 1995  and
1.8 to 1 at December 31, 1994. The Company's long-term debt to total capitalization ratio was 72.2 percent at December 31, 1995 and 78.0 percent at December 31, 1994. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of certain consolidated affiliates which is non-recourse to the Company), deferred income taxes, minority interest and stockholders' equity.

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

    On March 22, 1996, the Company and its bank group amended the Company's bank credit agreement to, among other things, provide for an additional senior secured term loan facility of $190 million maturing through October 1, 2003 and a supplemental revolving credit facility of $110 million maturing May 15, 1999. Additionally, the Company received a waiver from the requirement to make mandatory repayment of its term loans from excess cash flow (as defined) until September 1997. The amended credit agreement also removed the cross-acceleration provisions to the non-recourse debt of SVCPI. The additional funds provided by these new facilities were used to repay indebtedness outstanding under the Company's $450 million revolving credit facility under the bank credit agreement. The Company's bank credit agreement, as amended, consists of a $400 million senior secured term loan facility maturing through April 1, 2000, a $200 million senior secured term loan facility maturing through October 1, 2003, the $190 million senior secured term loan facility, a $450 million senior secured revolving credit facility commitment maturing May 15, 1999, which includes a $25 million swing-line sub-facility, and the supplemental $110 million revolving credit facility (the "Credit Agreement"). At March 22, 1996, the Company had borrowing availability of approximately $442 million (net of letters of credit which reduce the amount available to be borrowed) under its revolving credit facilities. The term loans and the $450 million revolving credit facility had weighted average interest rates for the year ended December 31, 1995 of 9.2 percent and 9.4 percent, respectively. The weighted average rates do not include the effect of the amortization of deferred debt issuance costs. In March of 1995, the Company refinanced its accounts receivable securitization program with a new $310 million facility comprised of $260 million of floating-rate notes due in 2000 and a five-year $50 million revolving credit facility. As of March 22, 1996, the Company had no outstanding borrowings under this revolving credit facility. See also "Financing Activities."

    The Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios. Additionally, the term loan portions of the Credit Agreement provide for mandatory prepayments from sales of certain assets, certain debt financings and a percentage of excess cash flow (as defined). The Company's bank lenders, at the Company's optional request, may at their option, waive the receipt of certain mandatory prepayments. Any mandatory and voluntary prepayments are allocated against the term loan amortizations in inverse order of maturity. Mandatory prepayments from sales of collateral, unless replacement collateral is provided, will be applied ratably to the term loans and revolving credit facility, permanently reducing the loan commitments under the Credit Agreement. The Credit Agreement also contains cross-default provisions to the indebtedness of $10 million or more of the Company and certain subsidiaries.

OUTLOOK:

    The Company's current year operations provided significant cash flow from which $440 million of indebtedness was repaid. As a result, the Company has improved its liquidity and financial flexibility. The increased cash flow occurred primarily as a result of prices for the Company's products increasing to historically high levels with a correspondingly high capacity utilization rate. Beginning in late 1995, demand for containerboard and market pulp dramatically diminished and the Company, in order to prevent excessive increases in inventory, took downtime at various of its mills in the third and fourth quarters of 1995. Currently, conditions have not improved and the Company is forecasting further downtime for its mills in the first and second quarters of 1996. Pricing for the Company's products has continued to decline from historical highs as a result of further reduction in demand and the introduction of new industry capacity, particularly for containerboard. It is anticipated that economic activity will increase to a level to absorb this new capacity. Prices and shipments for market pulp, however, have declined significantly since the beginning of the year and it is expected that these declines will have a substantial, adverse impact on the Company's operating results for the first quarter of 1996. The Company cannot at this time forecast when demand will increase to offset the current excess supply in the containerboard and market pulp industry. Notwithstanding the improvement in the Company's liquidity and financial flexibility, the Company will be required in the future to generate sufficient cash flows to fully meet the Company's debt service requirements. The Company has debt amortizations of $260 million in 1997 and $487 million in 1998, with an additional $532 million of debt maturing in each of 1999 and 2000. In the event that the Company is unable to generate sufficient operating cash flows to fully meet such debt service requirements, it is anticipated that the Company would refinance portions of this indebtedness and/or use a substantial portion of its cash resources and borrowing availabilities under its revolving credit facilities to repay such indebtedness. No assurances can be given that such sources will be available in sufficient amounts for such requirements.

    Wood fibre and recycled fibre, the principal raw materials used in the manufacture of the Company's products, are purchased in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. In addition, the supply and price of wood fibre in particular, is dependent upon a variety of factors over which the Company has no control, including environmental and conservation regulations, natural disasters, such as forest fires and hurricanes, and weather. The Company purchases or cuts a variety of species of timber from which the Company utilizes wood fibre depending upon the product being manufactured and each mill's geographic location. A decrease in the supply of wood fibre has caused, and will likely continue to cause, higher wood fibre costs in some of the regions in which the Company procures wood. In addition, the increase in demand of products manufactured, in whole or in part, from recycled fibre has from time to time caused a tightness in supply of recycled fibre and at those times a significant increase in the cost of such fibre used in the manufacture of recycled containerboard and related products. As a result, the cost of recycled fibre increased significantly in 1995 and, although it has moderated from the peak levels of 1995, such costs are likely to continue to fluctuate based upon demand/supply characteristics. Given the volatility of the recycled fibre market, there can be no assurance that such costs will not reach the peak levels of 1995. The Company's paperboard and paper packaging products use a large volume of recycled fibre. While the Company has not experienced any significant difficulty in obtaining wood fibre and recycled fibre in economic proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

    On November 2, 1995, the Company announced that it has agreed to enter into a joint venture agreement with Four M Corporation (Box USA) to purchase a paperboard mill located in Port St. Joe, Florida, from St. Joe Paper Company for $185 million plus applicable working capital. Under the joint venture agreement, the Company would make a 50 percent common equity investment in the joint venture with a commitment to purchase equity of the joint venture. It is anticipated that the purchase by the joint venture would close in the second quarter of 1996. The completion of the transaction is contingent upon a number of conditions, including the termination of the Hart-Scott-Rodino waiting period and the placement of non-recourse financing anticipated to approximate $165 million. Upon completion of the transaction, the joint venture would be highly leveraged. The mill has the capacity to produce approximately 500,000 short tons per year, split almost evenly between mottled white and kraft linerboard.

CASH FLOWS FROM OPERATIONS:

    The following table shows, for the last three years, the net cash provided by (used in) operating activities:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                       --------------------------
                                    (IN MILLIONS)                                        1995       1994    1993
-------------------------------------------------------------------------------------  ---------   ------  ------
Net income (loss)....................................................................  $ 256       $ (205) $ (359)
Depreciation and amortization........................................................    372          359     347
Deferred taxes.......................................................................    214          (55)   (134)
Extraordinary charges from early extinguishments of debt.............................    189           62    --
Cumulative effects of accounting changes.............................................   --             14      39
Payment on settlement of interest rate swaps.........................................   --           --       (33)
(Increase) decrease in accounts and notes receivable--net............................   (81)         (176)     45
(Increase) decrease in inventories...................................................  (146)           30      29
(Increase) decrease in other current assets..........................................     22          (46)     (9)
Increase (decrease) in accounts payable and other current liabilities................     62           87     (60)
Other................................................................................     74(a)         2       6
                                                                                       ---------   ------  ------
Net cash provided by (used in) operating activities..................................  $ 962       $   72  $ (129)
                                                                                       ---------   ------  ------
                                                                                       ---------   ------  ------

---------
(a) Includes minority interest expense of $29 million.

    The  Company generated  significant operating  cash flow  during 1995 which, among other things, allowed for the Company to repay $440 million of indebtedness. In 1994 and 1993 operating cash flows were insufficient requiring the Company to increase its indebtedness in order to meet cash needs.

    The SCI de-consolidation reduced the Company's consolidated working capital accounts by approximately $250 million, including a reduction in cash of approximately $113 million. The working capital changes in the above table have been adjusted to eliminate the impact of the SCI de-consolidation. Additionally, certain of the non-current asset and liability accounts included in the consolidated balance sheet decreased substantially from December 31, 1994 as a result of the SCI de-consolidation. Significant related decreases include reductions in the property, plant and equipment--net, goodwill and non-recourse debt of consolidated affiliates accounts of approximately $864 million, $339 million and $397 million, respectively. The following explanations focus on variations that were not attributable to the SCI de-consolidation.

    The 1995 increase in accounts and notes receivable primarily reflects higher average selling prices for the Company's products. The 1994 increase in accounts and notes receivable primarily reflects increased sales volume and higher average selling prices for the majority of the Company's products.

    The increase in inventories for 1995 primarily reflects higher costs and an increase in the quantity of paperstock levels as a result of recent weakening in demand. The decrease in inventories for 1994 primarily reflects a reduction in quantities of certain paperstock levels due to increased sales volume.

    The 1995 decrease in other current assets resulted mainly from the collection of a portion of the insurance claim receivable associated with the 1994 digester accident. The 1994 increase in other current assets resulted mainly from the recording of the previously mentioned insurance claim, partially offset by the receipt of an income tax refund.

    The increase in accounts payable and other current liabilities in 1995 was due primarily to the timing of payments. The increase in accounts payable for 1994 was due primarily to the timing of payments, while the increase in accrued and other current liabilities mainly reflects an increase in accrued interest primarily associated with interest on the Company's 9 7/8 percent Senior Notes, 10 3/4 percent First Mortgage Notes and the 11 1/2 percent Senior Notes, which is payable semiannually at various dates throughout the year.

FINANCING ACTIVITIES:

    The Company reduced its total indebtedness during 1995 by $803 million, $397
million   of  which  resulted  from  the  SCI  de-consolidation.  The  following summarizes the Company's significant financing activities in 1995:

    - In August 1995, the Company and its bank group amended and restated its Credit Agreement to provide for an additional $200 million senior secured term loan facility, the proceeds of which were used to partially fund the repurchase of certain indebtedness.

    - During the 1995 third and fourth quarters, in separate, independently negotiated transactions, the Company purchased and retired $190 million principal amount of its Convertible Senior Subordinated Notes. The aggregate value paid by the Company to purchase and retire the $190 million Convertible Senior Subordinated Notes was approximately $370 million comprised of approximately $190 million cash (which was equal to the face value of the Convertible Senior Subordinated Notes purchased) and the issuance of approximately 8.5 million shares of common stock valued at approximately $180 million. The Convertible Senior Subordinated Notes purchased and retired were convertible into approximately 16.5 million common shares. Although the Company issued approximately 8.5 million shares of common stock, total common shares on a fully diluted basis were reduced by approximately 8 million common shares. Funding for the cash portion of the purchases of the Convertible Senior Subordinated Notes and the other open market purchases was financed primarily from bank borrowings. Also in 1995, the Company repurchased approximately $136 million of its 9 7/8 percent Senior Notes and $70 million of its 6 3/4 percent Convertible Subordinated Debentures and redeemed the remaining $90 million principal amount of its 12 1/8 percent Subordinated Debentures.

    - During the second quarter of 1995, the Company repaid all the indebtedness outstanding under and terminated Seminole Kraft Corporation's ("Seminole") bank credit agreement and redeemed Seminole's 13 1/2 percent Subordinated Notes for approximately $123 million. The Company had previously acquired the remaining 1 percent of the common stock of Seminole in March 1995, thereby making it a wholly owned subsidiary of the Company.

    - In March 1995, the Company, through its wholly owned subsidiary Stone Receivables Corporation, completed the refinancing of the obligations relating to its account receivable securitization program with a new $310 million accounts receivable securitization program consisting of $260 million of floating-rate notes due in 2000 (the "Notes") together with a five-year $50 million revolving credit facility (collectively, the "March 1995 Refinancing"). The March 1995 Refinancing permits the Company to sell certain of its accounts receivable to Stone Receivables Corporation, which purchases such receivables under the program. The initial accounts receivable under the program were purchased with the net proceeds received from the issuance of the Notes. The purchased accounts receivable are solely the assets of Stone Receivables Corporation, a wholly owned subsidiary of the Company, with its own borrowings. In the event of a liquidation of Stone Receivables Corporation, such borrowings would be satisfied from the assets of Stone Receivables Corporation prior to any distribution to the Company. At December 31, 1995, the Company's Consolidated Balance Sheet included approximately $302 million of accounts receivable under the program and $260 million of borrowings under the program.

    Primarily as a result of the debt repurchases and prepayments mentioned above, the Company recorded extraordinary charges from the early extinguishments of debt of $189 million in 1995 as compared with extraordinary charges of $62 million associated with early extinguishments of debt in 1994.

INVESTING ACTIVITIES:

    The following summarizes the Company's primary 1995 investing activities:

    - Capital expenditures for 1995 totaled approximately $387 million. The Company's capital expenditures for 1996 are budgeted at approximately $270 million.

    - In November 1995, the Company acquired approximately 32 percent of the outstanding voting common stock (approximately 21 percent of the total outstanding common stock) of Venepal, S.A.C.A., a Venezuelan pulp, paper and paper products company. The Company's investment is accounted for under the equity method of accounting. Also in 1995, the Company acquired 100 percent of the outstanding common stock of River House Packaging Pty., Ltd. (which was subsequently renamed Stone Container Australia Pty., Ltd.), an Australia-based corrugated container company.

ENVIRONMENTAL ISSUES:

    The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has, in the past, made significant capital expenditures to comply with water, air and solid and hazardous waste regulations and expects to make significant expenditures in the future. Capital expenditures for environmental control equipment and facilities were approximately $36 million in 1995, and the Company anticipates that 1996 and 1997 environmental capital expenditures will approximate $61 million and $16 million, respectively (exclusive of any potential expenditures which may be required if the proposed "cluster rules" described below are adopted). Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments which cannot be predicted at this time, the Company anticipates that these costs will increase when final "cluster rules," as described below, are adopted and as other environmental regulations become more stringent. Environmental control expenditures include projects which, in addition to meeting environmental concerns, yield certain benefits to the Company in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation) represent ongoing costs to the Company.

    In December 1993, the U.S. Environmental Protection Agency (the "EPA") issued a proposed rule affecting the pulp and paper industry. These proposed regulations, informally known as the "cluster rules," would make more stringent requirements for discharge of wastewaters under the Clean Water Act and would impose new requirements on air emissions under the Clean Air Act. Pulp and paper manufacturers (including the Company) have submitted extensive comments to the EPA on the proposed regulations in support of the position that requirements under the proposed regulations are unnecessarily complex, burdensome and environmentally unjustified. The EPA has indicated that it may reopen the comment period on the proposed regulations to allow review and comment on new data that the industry will submit to the agency on the industry's air toxic emissions. It cannot be predicted at this time whether the EPA will modify the requirements in the final regulations which are currently scheduled to be issued in 1996, with compliance required within three years from such date. The Company is considering and evaluating the potential impact of the rules, as proposed, on its operating and capital expenditures over the next several years. Estimates, based on currently proposed regulations, indicate that the Company could be required to make capital expenditures of $350-$450 million during the period of 1996 through 1998 in order to meet the requirements of the regulations, although it is possible this range could decrease upon finalization of the rules. In addition, annual operating expenses would increase by as much as $20 million beginning in 1998. The ultimate financial impact of the regulations cannot be accurately estimated at this time but will be affected by several factors, including the actual requirements imposed under the final rule, advancements in control process technologies, possible reconfiguration of mills and inflation.

    On January 22, 1996, the United States of America filed a suit against the Company in the United States District Court for the District of Montana seeking injunctive relief and an unspecified amount in civil penalties based on the alleged failure of the Company to comply with certain provisions of the Clean Air Act ("CAA"), its implementing regulations and the Montana State Implementation Plan at the Company's Missoula, Montana, kraft pulp mill (the "Missoula Mill"). The complaint specifically alleges that the Company exceeded the 20 percent opacity limitation for recovery boiler emissions; failed to properly set the span on a recovery boiler continuous emissions monitor; and concealed the emission of an air contaminant by improperly venting non-condensible gasses. The statutory penalty for violations of the CAA is $25,000 per day for each day of violation. The Company is reviewing the matter with counsel to assess its potential liability. It is premature to predict the outcome of this matter at this time.

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

COMMON AND SERIES E CUMULATIVE PREFERRED STOCK -- CASH DIVIDENDS, MARKET AND PRICE RANGE

    The Company has restrictions on the payment of cash dividends on its common stock under certain of the Company's indentures and under its Credit Agreement. Common stock cash dividends cannot be declared and paid in the event the Company has any accumulated preferred stock dividend arrearage or there is no availability in the dividend pool under the Senior Subordinated Indentures dated March 15, 1992 (the "Senior Subordinated Indenture") relating to the Company's 10 3/4 percent Senior Subordinated Notes due June 15, 1997, its 11 percent Senior Subordinated Notes due August 15, 1999 and its 10 3/4 percent Senior Subordinated Debentures due April 1, 2002. On September 13, 1995 and December 13, 1995, the Company paid quarterly cash dividends of $0.15 per share on the Company's common stock. On January 22, 1996, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company's common stock which was paid on March 13, 1996 to shareholders of record on February 23, 1996.

    The Company paid cash dividends of $2.625 and $1.75 per share on the Series E Cumulative Preferred Stock during 1995 and 1994, respectively, bringing the Company current on its dividend requirements for these securities at December 31, 1995. The declaration of dividends by the Board of Directors is subject to, among other things, the Company's ability to comply with financial covenants contained in the Company's Credit Agreement and in its Senior Subordinated Indenture. In the event the Company has six quarterly dividends which remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment. Irrespective of the amount available in the dividend pool under the Credit Agreement, the Credit Agreement permits dividends to be paid on the Series E Cumulative Preferred Stock if there is an available dividend pool under the Senior Subordinated Indenture.

                                                                                      COMMON STOCK
                                                                             ------------------------------
                                                                                  1995            1994
                                                                             --------------  --------------
Quarter                                                                       High    Low     High    Low
---------------------------------------------------------------------------  ------  ------  ------  ------
1st........................................................................  $24.50  $16.88  $16.88  $ 9.63
2nd........................................................................   24.00   16.25   16.63   12.25
3rd........................................................................   24.63   18.88   21.13   14.50
4th........................................................................   19.00   12.50   20.50   14.63
Year.......................................................................   24.63   12.50   21.13    9.63
                                                                             ------  ------  ------  ------

                                                                                  SERIES E CUMULATIVE
                                                                                    PREFERRED STOCK
                                                                             ------------------------------

                                                                                  1995            1994
                                                                             --------------  --------------
Quarter                                                                       High    Low     High    Low
---------------------------------------------------------------------------  ------  ------  ------  ------
1st........................................................................  $22.63  $16.88  $19.50  $15.25
2nd........................................................................   24.25   21.00   20.63   17.38
3rd........................................................................   24.88   20.63   20.88   17.50
4th........................................................................   21.88   17.13   19.88   16.63
Year.......................................................................   24.88   16.88   20.88   15.25
                                                                             ------  ------  ------  ------

    There were approximately 6,395 common stockholders and 366 preferred stockholders of record at December 31, 1995.

ACCOUNTING STANDARDS CHANGES

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 stipulates that in the event the carrying amount of any asset in question exceeds the future undiscounted cash flows expected from the use and eventual disposition of the asset, then an impairment loss represented by any excess carrying value over the fair value of the asset must be recognized. As required, the Company will adopt SFAS 121 effective January 1, 1996. Based on preliminary analysis, management currently believes that the adoption of SFAS 121 will not materially affect the Company's results of operations or financial position. See also Note 1--"Summary of Significant Accounting Policies" to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Registrant's financial statements required by Item 8, together with the report thereon of the independent accountants dated February 5, 1996 are set forth on pages 30-54 of this report. The financial statement schedules listed under Item 14(a)2, together with the report thereon of the independent accountants dated February 5, 1996 are set forth on pages 55 and 57 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the Registrant's Directors and Executive Officers is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1996, for the Annual Meeting of Stockholders scheduled May 14, 1996, under the captions "Nominees for Directors," "Information as to Directors and Executive Officers" and "Directors--Certain Transactions."

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to the Registrant's executive compensation is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1996, for the Annual Meeting of Stockholders scheduled May 14, 1996, under the caption "Compensation," excluding the section thereunder entitled "Compensation Committee Report on Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    Information relating to certain beneficial ownership of the Registrant's common stock is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1996, for the Annual Meeting of Stockholders scheduled May 14, 1996, under the captions "Nominees for Directors" and "Security Ownership by Certain Beneficial Owners and Management--Security Ownership by Certain Beneficial Owners."

                      (b) SECURITY OWNERSHIP OF MANAGEMENT

    Information relating to ownership of the Registrant's equity securities by Directors and Executive Officers is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1996, for the Annual Meeting of Stockholders scheduled May 14, 1996, under the captions "Nominees for
Directors" and "Security Ownership by Certain Beneficial Owners and Management--Security Ownership by Management."

                             (c) CHANGES IN CONTROL

    The Registrant knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information related to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1996, for the Annual Meeting of Stockholders scheduled May 14, 1996, under the caption "Directors--Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                   (a) DOCUMENTS FILED AS PART OF THIS REPORT

        1. FINANCIAL STATEMENTS. The Registrant's financial statements, for the year ended December 31, 1995, together with the Report of Independent Accountants are set forth on pages 30-54 of this report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the Financial Statements included in this report. Separate financial statements of 50 percent or less owned persons accounted for by the equity method have been omitted because the registrant's proportionate share of the income from continuing operations before income taxes of each such company is less than 20 percent of the consolidated amount, and the investment in and advances to each company is less than 20 percent of consolidated total assets.

        2.  FINANCIAL STATEMENT SCHEDULES.   The following are included in  Part
    IV of this report for each of the years ended December 31, 1995, 1994 and 1993 as applicable:

                                                               Page
                                                              ------
Report of Independent Accountants on Financial Statement
 Schedule...................................................     55
Valuation and Qualifying Accounts and Reserves (Schedule
 II)........................................................     57

    Financial statement schedules not included in this report have been omitted, either because they are not applicable or because the required information is shown in the financial statements or notes thereto, included in this report. At December 31, 1995, the Company had outstanding loans receivable of $275,000 and $175,000, respectively, to James Doughan, President and Chief Executive Officer of Stone-Consolidated Corporation, and to James B. Heider, Senior Vice President and General Manager, Containerboard and Paper Division. Upon the resignation of Mr. Heider in 1996, his loan due to the Company was repaid. The remaining loan bears no interest and is repayable on demand pursuant to request by the Company.

        3.   EXHIBITS.   The  exhibits  required to  be  filed by  Item  601  of
    Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

                            (b) REPORTS ON FORM 8-K

    A Report on Form 8-K dated February 16, 1995 was filed reporting under Item 5--Other Events, stating that the Company issued a press release on February 6, 1995 announcing its financial results for the fourth quarter of 1994 and for the year ended December 31, 1994.

    A Report on Form 8-K dated September 8, 1995 was filed under Item 5--Other Events, stating that the Company issued a press release on August 31, 1995 announcing the removal of 180,000 tons of production from seven mills during the third quarter.

    A Report on Form 8-K dated November 7, 1995 was filed under Item 5--Other Events, stating that the Company issued a press release on October 23, 1995 announcing its financial results for the third quarter of 1995 and for the nine months ended September 30, 1995.

    A Report on Form 8-K dated November 9, 1995 was filed reporting under Item 2--Acquisition or Disposition of Assets, stating that Stone-Consolidated Corporation, a previous 74.6 percent owned Canadian subsidiary of the Company, amalgamated its operations with Rainy River Forest Products Inc., a Toronto-based Canadian pulp and paper company. The amalgamated entity ("Amalco") will continue under the name Stone-Consolidated Corporation. As a result of the amalgamation, the Company's equity ownership in Stone-Consolidated Corporation was reduced from 74.6 percent to approximately 46.6 percent. Stone-Consolidated Corporation will begin to be reported by the Company under the equity method of accounting effective November 1, 1995.

                                  (c) EXHIBITS

   3(a) Restated Certificate of Incorporation of the Company, filed as Exhibit
        3(a) to the Company's Registration Statement on Form S-1, Registration
        Number 33-54769, is hereby incorporated by reference.

   3(b) By-laws of the Company, as amended October 2, 1995, filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1995, is hereby incorporated by reference.

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

   4(e) Amended and Restated Credit Agreement ("Credit Agreement") dated as of
        March 22, 1996 among the Company, the financial institutions signatory thereto, Bankers Trust Company, as agent (the "Agent"), and Bank of
        America National Trust &  Savings Association, The  Bank of New  York,
        The Bank of Nova Scotia, Caisse Nationale de Credit Agricole, Chemical
        Bank,  The Chase  Manhattan Bank,  N.A., Dresdner  Bank AG-Chicago and
        Grand Cayman  Branches,  The  First  National  Bank  of  Chicago,  The
        Long-Term  Credit Bank of Japan,  Ltd., NationsBank of North Carolina,
        N.A., The Sumitomo Bank, Ltd., Chicago Branch and The Toronto-Dominion
        Bank, as co-agents (the "Co-Agents").**

---------
**  Filed herewith

   4(f) Indenture dated as of October 12, 1994 between the Company and Norwest
        Bank Minnesota, N.A., as Trustee, relating to the 10 3/4 percent First
        Mortgage Notes  due October  1, 2002,  filed as  Exhibit 4(b)  to  the
        Company's  Quarterly  Report  on  Form  10-Q  for  the  quarter  ended
        September 30, 1994, is hereby incorporated by reference.

   4(g) Indenture dated as  of October 12,  1994 between the  Company and  The
        Bank  of New York, as  Trustee, relating to the  11 1/2 percent Senior
        Notes due October  1, 2004,  filed as  Exhibit 4(c)  to the  Company's
        Quarterly  Report on  Form 10-Q  for the  quarter ended  September 30,
        1994, is hereby incorporated by reference.

   4(h) Indenture, dated as of September 1, 1989, between the Company and Bankers Trust Company, as Trustee, relating to the Company's 11 1/2%
        Senior Subordinated Notes due September 1, 1999, filed as Exhibit 4(n) to the Company's Registration Statement on Form S-3, Registration
        Number 33-46764, is hereby incorporated by reference.

   4(i) Indenture,  dated as of February 15, 1992, between the Company and The
        Bank of  New  York, as  Trustee,  relating  to the  Company's  6  3/4%
        Convertible  Subordinated Debentures  due February 15,  2007, filed as
        Exhibit 4(p)  to the  Company's Registration  Statement on  Form  S-3,
        Registration Number 33-45978, is hereby incorporated by reference.

   4(j) Senior Subordinated Indenture, dated as of March 15, 1992, between the
        Company, and The Bank of New York, as Trustee, filed as Exhibit 4(a) to the Company's Registration Statement Form S-3, Registration Number
        33-46764, is hereby incorporated by reference.

   4(k) Indenture  dated as of June 15,  1993, between the Company and Norwest
        Bank Minnesota,  National Association,  as  Trustee, relating  to  the
        Company's 8 7/8% Convertible Senior Subordinated Notes due 2000, filed as Exhibit 4(a) to the Company's Registration Statement on Form S-3,
        Registration Number 33-66086, is hereby incorporated by reference.

   4(l) Indenture, dated as of November 1,  1991, between the Company and  The
        Bank  of New York,  as Trustee, relating to  the Company's Senior Debt
        Securities, filed  as  Exhibit  4(u)  to  the  Company's  Registration
        Statement on Form S-3, Registration Number 33-45374, is hereby incorporated by reference.

   4(m) First Supplemental Indenture dated  as of June  23, 1993, between  the
        Company and The Bank of New York, as Trustee, relating to the Indenture, dated as of November 1, 1991, between the Company and The
        Bank  of New York, as Trustee, filed as Exhibit 4(aa) to the Company's
        Registration Statement on Form S-3, Registration Number 33-66086, is hereby incorporated by reference.

   4(n) Second Supplemental Indenture dated as of February 1, 1994, between the Company and the Bank of New York, as Trustee, relating to the Indenture, dated as of November 1, 1991, as amended, filed as Exhibit
        4.2 to the  Company's Current Report  on Form 8-K,  dated January  24,
        1994, is hereby incorporated by reference.

   4(o) Master  Trust Indenture and  Security Agreement dated  as of March 14,
        1995, among Stone Receivables  Corporation, the Company, as  Servicer,
        Marine  Midland  Bank,  as  Trustee,  and  Bankers  Trust  Company, as
        Administrative   Agent,   relating   to   the   accounts    receivable
        securitization program.**

   4(p) Series  1995-1 Supplement  dated as of  March 14, 1995,  to the Master
        Trust Indenture and Security Agreement dated as of March 14, 1995, among Stone Receivables Corporation, the Company, as Servicer, Marine
        Midland Bank, as Trustee, and Bankers Trust Company, as Administrative
        Agent, relating to the accounts receivable securitization program.**

        Indentures with respect to other long-term debt, none of which exceeds
        10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, are not attached. (The Registrant agrees to furnish a copy of such documents to the Commission upon request).

---------
**  Filed herewith

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

  10(k) Stone Container Corporation  1995 Long-term Incentive  Plan, filed  as
        Exhibit A to the Company's Proxy Statement dated as of April 7, 1995, is hereby incorporated by reference.*

  10(l) Stone Container  Corporation  1995 Key  Executive  Officer  Short-term
        Incentive Plan, filed as Exhibit B to the Company's Proxy Statement dated as of April 7, 1995, is hereby incorporated by reference.*

  11    Computation of Primary and Fully Diluted Net Income (Loss) Per  Common
        Share.**

  12    Computation of Ratios of Earnings to Fixed Charges.**

  21    Subsidiaries of the Company.**

  27    Financial Data Schedule.**

---------
 *  Management contract or compensatory plan or arrangement
**  Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    STONE CONTAINER CORPORATION

By: ROGER W. STONE
    -------------------------------------------------------                                              March 27, 1996
    Roger W. Stone
    CHAIRMAN OF THE BOARD OF DIRECTORS AND PRESIDENT
    (CHIEF EXECUTIVE OFFICER)

    RANDOLPH C. READ
    -------------------------------------------------------                                              March 27, 1996
    Randolph C. Read
    SENIOR VICE PRESIDENT
    (CHIEF FINANCIAL AND PLANNING OFFICER)

    THOMAS P. CUTILLETTA
    -------------------------------------------------------                                              March 27, 1996
    Thomas P. Cutilletta
    SENIOR VICE PRESIDENT, ADMINISTRATION AND CORPORATE CONTROLLER (PRINCIPAL
    ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

WILLIAM F. ALDINGER, III                    JERRY K. PEARLMAN
------------------------------------------  ------------------------------------------
William F. Aldinger, III                    Jerry K. Pearlman
DIRECTOR                    March 27, 1996  DIRECTOR                    March 27, 1996

RICHARD A. GIESEN                           RICHARD J. RASKIN
------------------------------------------  ------------------------------------------
Richard A. Giesen                           Richard J. Raskin
DIRECTOR                    March 27, 1996  DIRECTOR                    March 27, 1996

JAMES J. GLASSER                            ALAN STONE
------------------------------------------  ------------------------------------------
James J. Glasser                            Alan Stone
DIRECTOR                    March 27, 1996  DIRECTOR                    March 27, 1996

JACK M. GREENBERG                           AVERY J. STONE
------------------------------------------  ------------------------------------------
Jack M. Greenberg                           Avery J. Stone
DIRECTOR                    March 27, 1996  DIRECTOR                    March 27, 1996

GEORGE D. KENNEDY                           IRA N. STONE
------------------------------------------  ------------------------------------------
George D. Kennedy                           Ira N. Stone
DIRECTOR                    March 27, 1996  DIRECTOR                    March 27, 1996

HOWARD C. MILLER, JR.                       JAMES H. STONE
------------------------------------------  ------------------------------------------
Howard C. Miller, Jr.                       James H. Stone
DIRECTOR                    March 27, 1996  DIRECTOR                    March 27, 1996

JOHN D. NICHOLS                             ROGER W. STONE
------------------------------------------  ------------------------------------------
John D. Nichols                             Roger W. Stone
DIRECTOR                    March 27, 1996  DIRECTOR                    March 27, 1996

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM:                                                                   PAGE
----------------------------------------------------------------------  -----
Financial Statements:
  Management's Responsibility for the Financial Statements............     29
  Report of Independent Accountants...................................     30
  Consolidated Statements of Operations...............................     31
  Consolidated Balance Sheets.........................................     32
  Consolidated Statements of Cash Flows...............................     33
  Consolidated Statements of Stockholders' Equity.....................     34
  Notes to the Consolidated Financial Statements......................     35

Financial Statement Schedules:
  Report of Independent Accountants on Financial Statement Schedule...     55
  Consent of Independent Accountants..................................     56
  Valuation and Qualifying Accounts and Reserves (Schedule II)........     57

            Management's Responsibility for the Financial Statements

The management of Stone Container Corporation is responsible for insuring that the financial statements and other information in this report give a fair and accurate financial picture of the Company. In preparing this material, we make informed judgments and estimates that conform with generally accepted accounting principles.

We have developed a system of internal controls which is designed to provide reasonable assurance that the books and records accurately reflect the transactions of the Company and that the Company's established policies and procedures are followed properly. The concept of reasonable assurance recognizes that the cost of a control procedure should not exceed the expected benefits. Our system is augmented by written policies and procedures, a comprehensive internal audit program, and the selection and training of qualified personnel.

The Company engages Price Waterhouse LLP, who are responsible for performing an independent audit of the financial statements. Their report, which appears herein, is based on obtaining an understanding of the Company's accounting systems and procedures to the extent required by generally accepted auditing standards and testing them as they deem necessary.

An audit committee of Stone Container's directors, who are not employees of the Company, meet periodically to review internal financial controls and procedures. The audit committee and our independent accountants have unrestricted access to each other, with or without the presence of management representatives.

ROGER W. STONE
Chairman of the Board of Directors and President
(Chief Executive Officer)

RANDOLPH C. READ
Senior Vice President
(Chief Financial and Planning Officer)

THOMAS P. CUTILLETTA
Senior Vice President, Administration and Corporate Controller
(Principal Accounting Officer)

                       Report of Independent Accountants

To the Board of Directors
and Stockholders of
Stone Container Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Stone Container Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions and for postemployment benefits effective January 1, 1993 and 1994, respectively.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 5, 1996

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in millions except per share)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1995        1994        1993
                                                                             ----------  ----------  ----------
SALES
  Net sales................................................................  $  7,351.2  $  5,748.7  $  5,059.6
                                                                             ----------  ----------  ----------
COST AND EXPENSES
  Cost of products sold....................................................     5,168.9     4,564.3     4,223.5
  Selling, general and administrative expenses.............................       608.5       568.2       512.2
  Depreciation and amortization............................................       371.8       358.9       346.8
  Equity (income) loss from affiliates.....................................       (19.9)        7.7        11.7
  Other operating (income) expense--net....................................      --           (34.4)        4.7
  Other (income) expense--net..............................................       (33.1)       (8.9)       (2.7)
                                                                             ----------  ----------  ----------
  Income (loss) before interest expense, income taxes, minority interest,
   extraordinary charges and cumulative effects of accounting changes......     1,255.0       292.9       (36.6)
  Interest expense.........................................................      (460.3)     (456.0)     (426.7)
                                                                             ----------  ----------  ----------
  Income (loss) before income taxes, minority interest, extraordinary
   charges and cumulative effects of accounting changes....................       794.7      (163.1)     (463.3)
  (Provision) credit for income taxes......................................      (320.9)       35.5       147.7
  Minority interest........................................................       (29.3)       (1.2)       (3.6)
                                                                             ----------  ----------  ----------
NET INCOME (LOSS)
  Income (loss) before extraordinary charges and cumulative effects of
   accounting changes......................................................       444.5      (128.8)     (319.2)
  Extraordinary charges from early extinguishments of debt (net of income
   tax benefits)...........................................................      (189.0)      (61.6)     --
  Cumulative effects of accounting changes (net of income tax benefits)....      --           (14.2)      (39.5)
                                                                             ----------  ----------  ----------
  Net income (loss)........................................................       255.5      (204.6)     (358.7)
  Preferred stock dividends................................................        (8.1)       (8.1)       (8.1)
  Redemption premium of redeemable preferred stock of a consolidated
   affiliate...............................................................      --            (4.0)     --
                                                                             ----------  ----------  ----------
  Net income (loss) applicable to common shares............................  $    247.4  $   (216.7) $   (366.8)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
PER SHARE OF COMMON STOCK:
PRIMARY:
  Income (loss) before extraordinary charges and cumulative effects of
   accounting changes......................................................  $     4.64  $    (1.60) $    (4.59)
  Extraordinary charges from early extinguishments of debt.................       (2.01)       (.70)     --
  Cumulative effects of accounting changes.................................      --            (.16)       (.56)
                                                                             ----------  ----------  ----------
  Net income (loss)........................................................  $     2.63  $    (2.46) $    (5.15)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
FULLY DILUTED:
  Income (loss) before extraordinary charges and cumulative effects of
   accounting changes......................................................  $     3.89  $   *       $   *
  Extraordinary charges from early extinguishments of debt.................       (1.65)     *           *
  Cumulative effects of accounting changes.................................      --          *           *
                                                                             ----------  ----------  ----------
  Net income (loss)........................................................  $     2.24  $   *       $   *
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

---------
* Fully diluted earnings per share not applicable because the amounts are anti-dilutive.

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                                               DECEMBER 31,
                                                                                                          ----------------------
                                                                                                             1995        1994
                                                                                                          ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents.............................................................................  $     40.3  $    108.6
  Accounts and notes receivable (less allowances of $22.1 and $20.2)....................................       743.0       824.5
  Inventories...........................................................................................       733.3       673.1
  Other.................................................................................................       166.3       210.7
                                                                                                          ----------  ----------
    Total current assets................................................................................     1,682.9     1,816.9
                                                                                                          ----------  ----------
  Property, plant and equipment.........................................................................     4,750.0     5,465.5
  Accumulated depreciation and amortization.............................................................    (2,114.2)   (2,106.5)
                                                                                                          ----------  ----------
    Property, plant and equipment--net..................................................................     2,635.8     3,359.0
  Timberlands...........................................................................................        57.7        75.1
  Goodwill..............................................................................................       545.5       860.2
  Investment in non-consolidated affiliates.............................................................     1,096.2       345.8
  Other.................................................................................................       380.8       547.9
                                                                                                          ----------  ----------
    Total assets........................................................................................  $  6,398.9  $  7,004.9
                                                                                                          ----------  ----------
                                                                                                          ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................................  $    347.9  $    328.0
  Current maturities of senior and subordinated long-term debt..........................................        27.1       276.1
  Notes payable and current maturities of non-recourse debt of consolidated affiliates..................        29.3        36.5
  Income taxes..........................................................................................          .8        35.2
  Accrued and other current liabilities.................................................................       296.6       355.7
                                                                                                          ----------  ----------
    Total current liabilities...........................................................................       701.7     1,031.5
                                                                                                          ----------  ----------
  Senior long-term debt.................................................................................     2,807.3     2,488.5
  Subordinated debt.....................................................................................       809.2     1,159.6
  Non-recourse debt of consolidated affiliates..........................................................       268.6       783.8
  Other long-term liabilities...........................................................................       313.0       290.2
  Deferred taxes........................................................................................       493.1       381.4
  Minority interest.....................................................................................          .7       221.8
  Commitments and contingencies (Note 17)...............................................................
Stockholders' equity:
  Series E preferred stock..............................................................................       115.0       115.0
  Common stock (99.1 and 90.4 shares outstanding).......................................................       953.1       849.1
  Retained earnings (accumulated deficit)...............................................................        97.8       (96.3)
  Foreign currency translation adjustment...............................................................      (156.9)     (215.2)
  Unamortized expense of restricted stock plan..........................................................        (3.7)       (4.5)
                                                                                                          ----------  ----------
    Total stockholders' equity..........................................................................     1,005.3       648.1
                                                                                                          ----------  ----------
    Total liabilities and stockholders' equity..........................................................  $  6,398.9  $  7,004.9
                                                                                                          ----------  ----------
                                                                                                          ----------  ----------

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                               ---------------------------------
                                                                                                 1995        1994        1993
                                                                                               ---------  -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)............................................................................  $   255.5  $    (204.6) $  (358.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization............................................................      371.8        358.9      346.8
    Deferred taxes...........................................................................      213.6        (54.6)    (133.9)
    Foreign currency transaction (gains) losses..............................................       (8.1)        15.8       11.8
    Payment on settlement of interest-rate swaps.............................................     --          --           (33.0)
    Extraordinary charges from early extinguishments of debt.................................      189.0         61.6     --
    Cumulative effects of accounting changes.................................................     --             14.2       39.5
    Other--net...............................................................................       82.2        (13.6)      (5.7)
Changes in current assets and liabilities--net of adjustments for acquisitions and dispositions:
    (Increase) decrease in accounts and notes receivable--net................................      (80.8)      (175.7)      44.9
    (Increase) decrease in inventories.......................................................     (145.5)        29.7       28.9
    (Increase) decrease in other current assets..............................................       21.7        (45.9)      (9.3)
    Increase (decrease) in accounts payable and other current liabilities....................       62.3         86.5      (60.4)
                                                                                               ---------  -----------  ---------
Net cash provided by (used in) operating activities..........................................      961.7         72.3     (129.1)
                                                                                               ---------  -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments..............................................................................     (826.3)    (1,655.8)    (698.1)
Payments by consolidated affiliates on non-recourse debt.....................................     (146.1)      (429.3)     (55.0)
Borrowings...................................................................................      515.8      1,871.0      527.8
Non-recourse borrowings of consolidated affiliates...........................................        4.2          8.4      400.6
Proceeds from issuance of common stock.......................................................        1.7        276.3     --
Proceeds from issuance of common stock of a consolidated subsidiary..........................     --          --           161.8
Redemption of redeemable preferred stock of a consolidated affiliate.........................     --            (52.6)    --
Refund of letter of credit...................................................................     --             13.5     --
Proceeds from the settlement of cross currency swaps.........................................     --          --            67.9
Cash dividends...............................................................................      (41.5)        (8.1)      (4.0)
                                                                                               ---------  -----------  ---------
Net cash (used in) provided by financing activities..........................................     (492.2)        23.4      401.0
                                                                                               ---------  -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.........................................................................     (386.5)      (232.6)    (149.7)
Payments made for businesses acquired........................................................      (56.7)       (24.5)       (.1)
Proceeds from sales of assets................................................................       20.3         36.5      106.0
Effect on cash of de-consolidation of Stone-Consolidated.....................................     (113.1)     --          --
Other--net...................................................................................       (9.1)       (14.4)     (40.7)
                                                                                               ---------  -----------  ---------
Net cash used in investing activities........................................................     (545.1)      (235.0)     (84.5)
                                                                                               ---------  -----------  ---------
Effect of exchange rate changes on cash......................................................        7.3           .5        1.1
                                                                                               ---------  -----------  ---------
NET CASH FLOWS
Net increase (decrease) in cash and cash equivalents.........................................      (68.3)      (138.8)     188.5
Cash and cash equivalents, beginning of period...............................................      108.6        247.4       58.9
                                                                                               ---------  -----------  ---------
Cash and cash equivalents, end of period.....................................................  $    40.3  $     108.6  $   247.4
                                                                                               ---------  -----------  ---------
                                                                                               ---------  -----------  ---------

---------
See Note 4 regarding non-cash financing and investing activities and supplemental cash flow information.

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (in millions except per share)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                             1995              1994               1993
                                                                        ---------------   ---------------   ----------------
                                                                        AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT   SHARES
                                                                        -------  ------   -------  ------   --------  ------
PREFERRED STOCK
Balance at January 1 and December 31..................................  $ 115.0    4.6    $ 115.0    4.6    $  115.0    4.6
                                                                                 ------            ------             ------
                                                                                 ------            ------             ------
COMMON STOCK
Balance at January 1..................................................    849.1   90.4      574.3   71.2       645.7   71.0
Issuance of common stock:
  Debt conversions....................................................    180.4    8.5      --      --         --      --
  Public offering.....................................................    --      --        276.3   19.0       --      --
  Exercise of stock options...........................................      1.8     .1         .1   --            .1   --
  Restricted stock plan...............................................      2.0     .1        2.4     .2         2.9     .2
  Redemption premium of redeemable preferred stock of a consolidated
   affiliate..........................................................    --      --         (4.0)  --         --      --
Subsidiary issuance of stock..........................................    (80.2)  --        --      --         (74.4)  --
                                                                        -------  ------   -------  ------   --------  ------
Balance at December 31................................................    953.1   99.1      849.1   90.4       574.3   71.2
                                                                        -------  ------   -------  ------   --------  ------
                                                                                 ------            ------             ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at January 1..................................................    (96.3)            101.6              496.0
Net income (loss).....................................................    255.5            (204.6)            (358.7)
Cash dividends:
  Preferred stock*....................................................    (12.1)             (8.1)              (4.0)
  Common stock*.......................................................    (29.4)            --                 --
Decrease (increase) in minimum pension liability in excess of
 unrecognized prior service cost......................................    (19.9)             14.8              (31.7)
                                                                        -------           -------           --------
Balance at December 31................................................     97.8             (96.3)             101.6
                                                                        -------           -------           --------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance at January 1..................................................   (215.2)           (179.0)            (149.3)
Adjustment from translation of foreign currency statements............     58.3             (36.2)             (29.7)
                                                                        -------           -------           --------
Balance at December 31................................................   (156.9)           (215.2)            (179.0)
                                                                        -------           -------           --------
UNAMORTIZED EXPENSE OF RESTRICTED STOCK PLAN
Balance at January 1..................................................     (4.5)             (4.8)              (4.7)
Issuance of shares....................................................     (2.0)             (2.4)              (2.9)
Amortization of expense...............................................      2.8               2.7                2.8
                                                                        -------           -------           --------
Balance at December 31................................................     (3.7)             (4.5)              (4.8)
                                                                        -------           -------           --------
Total stockholders' equity at December 31.............................  $1,005.3          $ 648.1           $  607.1
                                                                        -------           -------           --------
                                                                        -------           -------           --------

---------
* Cash dividends paid on common stock were $.30 per share in 1995. No cash dividends on common stock were paid in 1994 or in 1993. Cash dividends paid on preferred stock were $2.625 per share in 1995, $1.75 per share in 1994 and $.875 per share in 1993.

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and all subsidiaries that are more than 50 percent owned. All significant intercompany accounts and transactions have been eliminated. Investments in non-consolidated affiliated companies are primarily accounted for by the equity method. The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require the use of management estimates. Changes in such estimates may affect amounts reported in future periods.

PER SHARE DATA:

    Net income (loss) per  common share is computed  by dividing the net  income
(loss) applicable to common shares by the weighted average number of common shares outstanding during each year. The weighted average number of common shares outstanding on a primary basis was 94,131,569 in 1995, 88,195,190 in 1994 and 71,162,646 in 1993.

    Net income per fully diluted common share is computed after making the necessary adjustments to net income and to the weighted average number of common shares outstanding to reflect the assumed conversion of any dilutive convertible securities not considered common stock equivalents. The weighted average number of common shares outstanding on a fully diluted basis in 1995 was 114,674,021.

RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified to conform with the current year presentation in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents and, therefore, includes such investments as cash and cash equivalents in its financial statements.

INVENTORIES:

    Inventories are stated at the lower of cost or market. The primary methods used to determine inventory costs are the last-in-first-out ("LIFO") method and the average cost method.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION:

    Property, plant and equipment is stated at cost. Expenditures for maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements are capitalized. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income.

    For financial reporting purposes, depreciation and amortization is provided on the straight-line method over the estimated useful lives of depreciable assets, or over the duration of the lease for certain capitalized leases, based on the following annual rates:

TYPE OF ASSET                                      RATES
---------------------------------------------  -------------
Machinery and equipment......................      5% to 33%
Buildings and leasehold improvements.........      2% to 10%
Land improvements............................      4% to  7%

TIMBERLANDS:

    Timberlands are stated at cost less accumulated cost of timber harvested. The Company amortizes its private fee timber costs over the estimated total fibre that will be available during the estimated growth cycle. Cost of non-fee timber harvested is determined on the basis of timber removal rates and the estimated volume of recoverable timber. The Company capitalizes interest costs related to pre-merchantable timber.

GOODWILL AND OTHER ASSETS:

    Goodwill is amortized on a straight-line basis over 40 years and is recorded net of accumulated amortization of approximately $116 million and $147 million at December 31, 1995 and 1994, respectively. The Company assesses at

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) each balance sheet date whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether projected undiscounted future cash flows from operations exceed the net book value of goodwill as of the assessment date. Such projections reflect price, volume and cost assumptions.

    Deferred debt issuance costs are amortized over the expected life of the related debt using the interest method. Start-up costs on major projects are capitalized and amortized over a five-year period. Other long-term assets include approximately $47 million and $68 million of unamortized deferred start-up costs at December 31, 1995 and 1994, respectively.

SUBSIDIARY ISSUANCE OF STOCK:

    When a subsidiary issues stock, the Company records the difference relating to the carrying amount per share and the issuance price per share as an adjustment to common stock in those instances in which the Company has determined that the difference does not represent a permanent impairment.

FOREIGN CURRENCY TRANSLATION:

    The functional currency for the Company's foreign operations is the applicable local currency. Accordingly, assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are accumulated as a separate component of stockholders' equity entitled Foreign Currency Translation Adjustment. Foreign currency transaction gains or losses are credited or charged to income.

FOREIGN CURRENCY AND FINANCIAL INSTRUMENTS:

    The Company has utilized various financial instruments to reduce certain of its foreign currency and/or interest rate exposures. The Company does not hold or issue financial instruments for trading purposes. Premiums received and fees paid on the financial instruments are deferred and amortized over the period of the agreements. Gains and losses or interest received and paid on the instruments are recorded as foreign exchange transaction gains or losses or as interest in the Consolidated Statements of Operations.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 and recorded its catch-up accumulated postretirement benefit obligation (approximately $63 million) by recognizing a one-time, non-cash charge of $39.5 million, net of income tax benefit, as a cumulative effect of an accounting change.

POSTEMPLOYMENT BENEFITS:

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 and recorded its catch-up obligation (approximately $24 million) by recognizing a one-time, non-cash charge of $14.2 million, net of income tax benefit, as a cumulative effect of an accounting change.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 stipulates that in the event the carrying amount of any asset in question exceeds the future undiscounted cash flows expected from the use and eventual disposition of the asset, then an impairment loss represented by any excess carrying value over the fair value of the asset must be recognized. As required, the Company will adopt SFAS 121 effective January 1, 1996. Based on preliminary analysis, management currently believes that the adoption of SFAS 121 will not materially affect the Company's results of operations or financial position.

    In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages companies to apply a fair value based method of accounting for stock-based compensation plans. Alternatively, companies are permitted to apply the intrinsic value-based method currently prescribed under Accounting Principles Board Opinion No. 25, provided certain pro forma disclosures are

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) made. SFAS 123 is required to be adopted in 1996. The Company intends to continue to apply the intrinsic value-based method of accounting and provide the pro forma disclosure requirements in the notes to the 1996 consolidated financial statements.

NOTE 2--ACQUISITIONS/DISPOSITIONS
    In November 1995, the Company acquired approximately 32 percent of the outstanding voting common stock (approximately 21 percent of the total outstanding common stock) of Venepal, S.A.C.A., a Venezuelan pulp, paper and paper products company. The Company's investment is accounted for under the equity method of accounting. Additionally, in 1995 the Company acquired 100 percent of the outstanding common stock of River House Packaging Pty., Ltd. (which was subsequently renamed Stone Container Australia Pty., Ltd.), an Australia-based corrugated container company.

    In December 1994, the Company acquired an additional 40 percent of the common stock of Stone Venepal (Celgar) Pulp Inc. ("SVCPI"), previously a 50 percent-owned nonconsolidated affiliate, thereby increasing the Company's ownership interest to 90 percent. As a result of this transaction, SVCPI is now accounted for as a consolidated subsidiary. Additionally, this transaction indirectly increased the Company's ownership interest in the Celgar pulp mill located in Castlegar, British Columbia, from 25 percent to 45 percent, as SVCPI has a 50 percent joint venture interest in the Celgar pulp mill. In December 1993, the Company sold its 49 percent equity interest in Empaques de Carton Titan.

NOTE 3--SUBSIDIARY ISSUANCE OF STOCK
    On November 1, 1995, Stone-Consolidated Corporation, a Canadian subsidiary of the Company, amalgamated its operations (the "Amalgamation") with Rainy River Forest Products Inc. ("Rainy River"), a Toronto-based Canadian pulp and paper company. The combination of Stone-Consolidated Corporation and Rainy River to form the amalgamated entity ("Amalco") was accounted for as the acquisition of Rainy River by Stone-Consolidated Corporation. Therefore, the purchase method of accounting was used by Stone-Consolidated Corporation to account for the business combination. Amalco will continue under the name of Stone-Consolidated Corporation ("Stone-Consolidated"). As a result of the issuance of common shares by Stone-Consolidated associated with the Amalgamation, the Company's equity ownership in Stone-Consolidated was reduced from 74.6 percent to 46.6 percent. The Company recorded in 1995 a charge of approximately $80 million to common stock related to the excess carrying value per common share over the issuance price per common share associated with the shares issued. Effective November 1, 1995, the Company began reporting Stone-Consolidated as a non-consolidated affiliate in accordance with the equity method of accounting.

    In December 1993, Stone-Consolidated Corporation, then a newly created Canadian subsidiary, acquired the newsprint and uncoated groundwood papers business of Stone Container (Canada) Inc. and sold $346.5 million of units in an initial public offering comprised of both common stock and convertible subordinated debentures (the "Units Offering"). As a result of the Units Offering, the Company recorded in 1993 a charge of approximately $74 million to common stock related to the excess carrying value per common share over the issuance price per common share associated with the shares issued.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--ADDITIONAL CASH FLOW STATEMENT INFORMATION
    The Company's non-cash investing and financing activities and cash payments (receipts) for interest and income taxes were as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                        ---------------------------
(IN MILLIONS)                                                            1995      1994      1993
----------------------------------------------------------------------  -------   -------   -------
Issuance of common stock as partial consideration to extinguish
 debt.................................................................  $ 180.4   $ --      $ --
Assumption of non-recourse debt of affiliates.........................     15.0     115.0     --
Capital lease obligations incurred....................................      2.3       2.4        .3
Short-term note receivable recorded as partial consideration from sale
 of an investment.....................................................    --          7.8     --
Preferred stock dividends issued by a consolidated affiliate..........    --        --          6.0
Conversion of investment in an affiliate into a note receivable.......    --          3.2     --
Note receivable received from sale of assets..........................    --          1.3     --
                                                                        -------   -------   -------
                                                                        -------   -------   -------
Cash paid (received) during the year for:
  Interest (net of capitalization)....................................  $ 443.7   $ 373.7   $ 375.9
  Income taxes (net of refunds).......................................    125.5      (4.1)    (11.7)
                                                                        -------   -------   -------
                                                                        -------   -------   -------

    In 1995, the other-net component of net cash provided from operating activities included minority interest expense of $29.3 million.

NOTE 5--INVENTORIES
    Inventories are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
(IN MILLIONS)                                                  1995      1994
------------------------------------------------------------  -------   -------
Raw materials and supplies..................................  $ 287.5   $ 306.9
Paperstock..................................................    358.8     263.4
Work in process.............................................     23.1      21.4
Finished products...........................................    123.1     116.1
                                                              -------   -------
                                                                792.5     707.8
Excess of current cost over LIFO inventory value............    (59.2)    (34.7)
                                                              -------   -------
Total inventories...........................................  $ 733.3   $ 673.1
                                                              -------   -------
                                                              -------   -------

    Inventories costed by the LIFO, FIFO and average cost methods represented approximately 42 percent, 8 percent and 50 percent, respectively, of total inventories at December 31, 1995 and approximately 42 percent, 7 percent and 51 percent, respectively, of total inventories at December 31, 1994.

NOTE 6--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is summarized as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
(IN MILLIONS)                                                   1995        1994
------------------------------------------------------------  ---------   ---------
Machinery and equipment.....................................  $ 3,888.4   $ 4,554.1
Buildings and leasehold improvements........................      630.7       687.0
Land and land improvements..................................      107.0       102.0
Construction in progress....................................      123.9       122.4
                                                              ---------   ---------
Total property, plant and equipment.........................    4,750.0     5,465.5
Accumulated depreciation and amortization...................   (2,114.2)   (2,106.5)
                                                              ---------   ---------
Total property, plant and equipment--net....................  $ 2,635.8   $ 3,359.0
                                                              ---------   ---------
                                                              ---------   ---------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--PROPERTY, PLANT AND EQUIPMENT (CONTINUED)
    Property, plant and equipment includes capitalized leases of $10.5 million and $13.8 million and related accumulated amortization of $7.0 million and $5.3 million at December 31, 1995 and 1994, respectively.

NOTE 7--SUMMARIZED FINANCIAL INFORMATION OF NON-CONSOLIDATED AFFILIATES

    At December 31, 1995, the Company's share of the total combined assets of its non-consolidated affiliates accounted for under the equity method of accounting were greater than 10 percent of the Company's consolidated total assets. Therefore, summarized 1995 financial information for these non-consolidated affiliates is presented below. At December 31, 1994 and 1993, combined financial information of the Company's non-consolidated affiliates did not meet the required thresholds and therefore summarized financial information is not presented.

    Combined summarized financial information for the Company's non-consolidated affiliates which are 50 percent or less owned and accounted for under the equity method of accounting is as follows:

                                                                                                 YEAR ENDED
                                                                                                DECEMBER 31,
(IN MILLIONS)                                                                                       1995
----------------------------------------------------------------------------------------------  -------------
Results of operations:
  Net sales...................................................................................   $   1,472.9
  Income before extraordinary charges.........................................................          68.5
  Net income..................................................................................          46.1
                                                                                                -------------

                                                                                                DECEMBER 31,
(IN MILLIONS)                                                                                       1995
----------------------------------------------------------------------------------------------  -------------
Financial position:
  Current assets..............................................................................   $     924.8
  Non-current assets..........................................................................       3,102.7
  Current liabilities.........................................................................         619.6
  Non-current liabilities.....................................................................         794.8
  Stockholders' equity........................................................................       2,613.1
                                                                                                -------------

NOTE 8--INCOME TAXES

    The Company provides for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

    The (provision) credit for income taxes consists of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------
(IN MILLIONS)                                         1995      1994       1993
--------------------------------------------------  --------   -------   --------
Currently (payable) refundable:
  Federal.........................................  $  (59.6)  $ --      $   28.4
  State...........................................     (10.5)     (1.1)      (4.0)
  Foreign.........................................     (37.2)    (18.0)     (10.6)
                                                    --------   -------   --------
                                                      (107.3)    (19.1)      13.8
Deferred:
  Federal.........................................     (80.9)     45.3       45.4
  State...........................................     (26.2)      1.1       31.3
  Foreign.........................................    (106.5)      8.2       57.2
                                                    --------   -------   --------
                                                      (213.6)     54.6      133.9
                                                    --------   -------   --------
Total (provision) credit for income taxes.........  $ (320.9)  $  35.5   $  147.7
                                                    --------   -------   --------
                                                    --------   -------   --------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--INCOME TAXES (CONTINUED)
    The income tax (provision) credit at the federal statutory rate is reconciled to the (provision) credit for income taxes as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                        -----------------------------
(IN MILLIONS)                                                             1995      1994       1993
----------------------------------------------------------------------  --------   -------   --------
Federal income tax (provision) credit at federal statutory rate.......  $ (278.1)  $  57.1   $  162.2
Additional (taxes) credits resulting from:
  Non-deductible depreciation and amortization of intangibles.........      (8.8)     (9.0)      (9.5)
  Expenses not deductible in foreign jurisdictions....................     --         (4.3)       (.7)
  Foreign statutory rate (increase) decreases.........................     --         (1.8)      11.2
  U.S. statutory rate increase........................................     --        --          (8.7)
  State income taxes, net of federal income tax effect................     (23.8)    --          17.7
  Minimum taxes-foreign jurisdictions.................................      (7.8)     (5.8)      (3.6)
  Other-net...........................................................      (2.4)      (.7)     (20.9)
                                                                        --------   -------   --------
(Provision) credit for income taxes...................................  $ (320.9)  $  35.5   $  147.7
                                                                        --------   -------   --------
                                                                        --------   -------   --------

    The components of the net deferred tax liability as of December 31, 1995 and 1994 were as follows:

                                                                           DECEMBER 31,
                                                                        -------------------
(IN MILLIONS)                                                             1995       1994
----------------------------------------------------------------------  --------   --------
Deferred tax assets:
  Carryforwards.......................................................  $  127.3   $  280.5
  Compensation-related accruals.......................................      39.5       49.1
  Extraordinary charges from early extinguishments of debt............       4.9       35.9
  Reserves............................................................      43.7       38.3
  Deferred gain.......................................................      23.0       24.8
  Other...............................................................      27.3       21.8
                                                                        --------   --------
                                                                           265.7      450.4
Valuation allowance...................................................      (1.2)      (1.2)
                                                                        --------   --------
Total deferred tax asset..............................................     264.5      449.2
Deferred tax liabilities:
  Depreciation and amortization.......................................    (652.1)    (715.2)
  Start-up costs......................................................     (11.5)     (20.7)
  LIFO reserve........................................................     (15.8)     (19.6)
  Pension.............................................................      (7.8)     (16.0)
  Other...............................................................     (54.2)     (52.6)
                                                                        --------   --------
Total deferred tax liability..........................................    (741.4)    (824.1)
                                                                        --------   --------
Deferred tax liability--net...........................................  $ (476.9)  $ (374.9)
                                                                        --------   --------
                                                                        --------   --------

    The components of the income (loss) before income taxes, minority interest, extraordinary charges and cumulative effects of accounting changes are:

                                                                           YEAR ENDED DECEMBER 31,
                                                                        ------------------------------
(IN MILLIONS)                                                             1995       1994       1993
----------------------------------------------------------------------  --------   --------   --------
United States.........................................................  $  455.8   $ (126.6)  $ (310.8)
Foreign...............................................................     338.9      (36.5)    (152.5)
                                                                        --------   --------   --------
Income (loss) before income taxes, minority interest, extraordinary
 charges and cumulative effects of accounting changes.................  $  794.7   $ (163.1)  $ (463.3)
                                                                        --------   --------   --------
                                                                        --------   --------   --------

    At December 31, 1995, the Company had approximately $44 million of net operating loss carryforwards for U.S. federal tax purposes and, additionally, approximately $42 million of net operating loss carryforwards for Canadian tax purposes. To the extent not utilized, the U.S. federal net operating losses will expire in 2009, and the Canadian net operating losses will expire in 2000. Further, the Company had approximately $737 million of net operating loss

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--INCOME TAXES (CONTINUED)
carryforwards for U.S. state tax purposes (which represents approximately $39 million of deferred tax assets), which to the extent not utilized, expire in 1996 through 2009. The Company also had approximately $64 million of alternative minimum tax credit carryforwards for U.S. federal tax purposes which are available indefinitely.

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

    Net pension expense for the combined pension plans includes the following components:

                                                                         YEAR ENDED DECEMBER 31,
                                                                        -------------------------
(IN MILLIONS)                                                            1995     1994     1993
----------------------------------------------------------------------  -------  -------  -------
Service cost--benefits earned during the period.......................  $  17.0  $  21.5  $  17.4
Interest cost on projected benefit obligations........................     63.5     63.5     63.7
Actual return on plan assets..........................................   (100.0)   (13.7)   (91.9)
Net amortization and deferral.........................................     51.7    (37.5)    40.4
                                                                        -------  -------  -------
Net pension expense...................................................  $  32.2  $  33.8  $  29.6
                                                                        -------  -------  -------
                                                                        -------  -------  -------

    The following table sets forth the funded status of the Company's pension plans and the amounts recorded in the Consolidated Balance Sheets:

                                                                              DECEMBER 31,
                                                    -----------------------------------------------------------------
                                                                 1995                              1994
                                                    -------------------------------   -------------------------------
                                                    ASSETS EXCEED     ACCUMULATED     ASSETS EXCEED     ACCUMULATED
                                                     ACCUMULATED    BENEFITS EXCEED    ACCUMULATED    BENEFITS EXCEED
(IN MILLIONS)                                         BENEFITS          ASSETS          BENEFITS          ASSETS
--------------------------------------------------  -------------   ---------------   -------------   ---------------
Actuarial present value of benefit obligations:
  Vested benefits.................................  $      (59.5)   $       (422.1)   $     (167.7)   $       (469.1)
  Non-vested benefits.............................          (2.1)            (32.4)           (7.3)            (40.8)
                                                    -------------          -------    -------------          -------
  Accumulated benefit obligation..................         (61.6)           (454.5)         (175.0)           (509.9)
  Effect of increase in compensation levels.......          (2.3)            (59.6)          (19.9)            (57.5)
                                                    -------------          -------    -------------          -------
Projected benefit obligation for service rendered
 through December 31..............................         (63.9)           (514.1)         (194.9)           (567.4)
Plan assets at fair value, primarily stocks,
 bonds, guaranteed investment contracts, real
 estate and mutual funds which invest in listed
 stocks
 and bonds........................................          64.4             286.6           192.9             385.2
                                                    -------------          -------    -------------          -------
Plan assets in excess of (less than) projected
 benefits obligation..............................            .5            (227.5)           (2.0)           (182.2)
Unrecognized prior service cost...................           2.8              22.1             8.3              29.0
Unrecognized net actuarial loss...................          14.4              96.2            36.3              70.8
Adjustment required to recognize minimum
 liability........................................       --                  (68.3)        --                  (63.4)
                                                    -------------          -------    -------------          -------
Net prepaid (accrual).............................  $       17.7    $       (177.5)   $       42.6    $       (145.8)
                                                    -------------          -------    -------------          -------
                                                    -------------          -------    -------------          -------

    The Company has recorded an additional minimum liability for underfunded plans representing the excess of the unfunded accumulated benefit obligation over previously recorded liabilities. The additional minimum liability at December 31, 1995 of $68.3 million is recorded as a long-term liability with an offsetting intangible asset of $21.6 million and a charge to stockholders' equity of $29.0 million, net of a tax benefit of $17.7 million. In addition, the Company

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED) recorded a charge to retained earnings of $4.7 million representing its share of the charges to retained earnings associated with the additional minimum pension liabilities recorded by certain non-consolidated affiliates. At December 31, 1994, the additional minimum liability of $63.4 million was recorded as a long-term liability with an offsetting intangible asset of $25.8 million and a charge to stockholders' equity of $23.7 million, net of a tax benefit of $13.9 million.

    The weighted average discount rates used in determining the actuarial present value of the projected benefit obligations at December 31, 1995 and 1994 were 7.5 percent and 9.0 percent, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 4.0 percent for 1995 and 1994. The expected long-term rate of return on assets was 11 percent for 1995 and 1994. The change in the weighted average discount rates during 1995 had the effect of increasing the total projected benefit obligation at December 31, 1995 by $89.7 million.

    Certain domestic operations of the Company participate in various multi-employer union-administered defined benefit pension plans that principally cover production workers. Pension expense under these plans was $5.5 million, $5.2 million and $5.1 million for 1995, 1994 and 1993, respectively.

    In addition to providing pension benefits, the Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and hourly employees and certain Canadian employees. Net periodic postretirement benefit costs for 1995, 1994 and 1993 included the following components:

(IN MILLIONS)                                                     1995   1994   1993
----------------------------------------------------------------  -----  -----  -----
Service cost-benefits attributed to service during the period...  $  .8  $ 1.5  $ 1.0
Interest cost on accumulated postretirement benefit
 obligation.....................................................    6.6    6.0    5.5
Net amortization and deferral...................................     .7     .9   --
                                                                  -----  -----  -----
Net periodic postretirement benefit cost........................  $ 8.1  $ 8.4  $ 6.5
                                                                  -----  -----  -----
                                                                  -----  -----  -----

    The following table sets forth the components of the Company's accumulated postretirement benefit obligation and the amount recorded in the Consolidated Balance Sheets:

                                                                           DECEMBER 31, 1995            DECEMBER 31, 1994
                                                                        ------------------------   ---------------------------
(IN MILLIONS)                                                           U.S.   FOREIGN    TOTAL     U.S.     FOREIGN    TOTAL
----------------------------------------------------------------------  -----  -------   -------   -------   -------   -------
Accumulated postretirement benefit obligation:
  Retirees............................................................  $31.6   $10.6    $  42.2   $  15.9    $21.5    $  37.4
  Active employees--fully eligible....................................   16.0      .8       16.8      14.7      2.0       16.7
  Other active employees..............................................   15.8     1.2       17.0      14.7      3.7       18.4
                                                                        -----  -------   -------   -------   -------   -------
Total accumulated postretirement benefit obligation...................   63.4    12.6       76.0      45.3     27.2       72.5
Unrecognized net loss.................................................  (21.5)   (1.2)     (22.7)     (5.5)    (2.1)      (7.6)
                                                                        -----  -------   -------   -------   -------   -------
Postretirement benefit obligation.....................................  $41.9   $11.4    $  53.3   $  39.8    $25.1    $  64.9
                                                                        -----  -------   -------   -------   -------   -------
                                                                        -----  -------   -------   -------   -------   -------

    The Company has not currently funded any of its accumulated postretirement benefit obligation.

    The discount rates used in determining the accumulated postretirement benefit obligation were 7.5 percent at December 31, 1995 and 9.0 percent at December 31, 1994. The change in the discount rate had the effect of increasing the total accumulated postretirement benefit obligation at December 31, 1995 by $9.3 million. The assumed health care cost trend rates for substantially all employees used in measuring the accumulated postretirement benefit obligation ranged from 7.0 percent to 12.0 percent at December 31, 1995 and 7.0 percent to
13.0 percent at December 31, 1994, decreasing to ultimate rates of 5.5 percent to 8.0 percent. If the health care cost trend rate assumptions were increased by 1 percent, the total accumulated postretirement benefit obligation at December 31, 1995 and 1994 would have increased by $6.8 million and $5.6 million, respectively. The effect of a 1 percent increase in the health care cost trend rate assumptions on the net periodic postretirement benefit costs for 1995 and 1994 would be immaterial.

    At December 31, 1995, the Company had approximately 6,800 retirees and 25,900 active employees of which approximately 3,700 and 21,700, respectively, were employees of U.S. operations.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--LONG-TERM DEBT
    Long-term debt consists of the following:

                                                                                                                  DECEMBER 31,
                                                                                                             ----------------------
(IN MILLIONS)                                                                                                   1995        1994
-----------------------------------------------------------------------------------------------------------  ----------  ----------
SENIOR DEBT:
9.875% senior notes due February 1, 2001...................................................................  $    573.7  $    710.0
10.75% first mortgage notes due October 1, 2002 (less unamortized debt discount of $2.9 and $3.2)..........       497.1       496.8
Term loan (9.2% and 8.6% weighted average rates) payable in nine semiannual installments of $2.0 on April 1
 and October 1 of each year through April 1, 1999, $190.0 on October 1, 1999 and $176.0 on April 1, 2000...       380.0       400.0
Additional term loan (9.3% weighted average rate) payable in fourteen semiannual payments of $1.0 on April
 1 and October 1 of each year through 2002, $93.0 on April 1, 2003 and $93.0 on October 1, 2003............       200.0      --
Revolving credit facility (9.4% and 8.3% weighted average rates) due May 15, 1999..........................        53.0        23.0
11.875% senior notes due December 1, 1998 (less unamortized discount of $.7 and $.9).......................       239.3       239.1
11.5% senior notes due October 1, 2004 (less unamortized debt discount of $1.3 and $1.4)...................       198.7       198.6
12.625% senior notes due July 15, 1998.....................................................................       150.0       150.0
5.375% to 11.625% fixed rate utility systems and pollution control revenue bonds, payable in varying annual sinking fund payments through the year 2010 and varying principal payments through the year 2016 (less
 unamortized debt discount of $6.4 and $7.2)...............................................................       199.1       206.2
Floating rate receivables-backed notes (6.4% weighted average rate) due December 15, 2000..................       260.0      --
Obligations under accounts receivable securitization programs (7.0% and 5.6% weighted average rates).......      --           253.8
4.0% to 7.96% term loans payable in varying amounts through 1999...........................................        31.1        37.2
Other (including obligations under capitalized leases of $10.5 and $9.0)...................................        52.4        49.9
                                                                                                             ----------  ----------
                                                                                                                2,834.4     2,764.6
Less: current maturities...................................................................................       (27.1)     (276.1)
                                                                                                             ----------  ----------
  Total senior long-term debt..............................................................................     2,807.3     2,488.5
                                                                                                             ----------  ----------
SUBORDINATED DEBT:
11.5% senior subordinated notes, payable in two annual sinking fund payments of $57.5 commencing September
 1, 1997 and maturing on September 1, 1999 with a lump sum payment of $115.0...............................       230.0       230.0
10.75% senior subordinated debentures maturing on April 1, 2002 (less unamortized debt discount of $.7 and
 $.8)......................................................................................................       199.3       199.2
8.875% convertible senior subordinated notes (convertible at $11.55 per share) maturing on July 15, 2000
 (less unamortized debt discount of $.3 and $1.4)..........................................................        59.7       248.6
10.75% senior subordinated notes maturing on June 15, 1997.................................................       150.0       150.0
11.0% senior subordinated notes maturing on August 15, 1999................................................       125.0       125.0
6.75% convertible subordinated debentures (convertible at $33.94 per share) maturing on February 15,
 2007......................................................................................................        45.2       115.0
12.125% subordinated debentures............................................................................      --            91.8
                                                                                                             ----------  ----------
                                                                                                                  809.2     1,159.6
Less: current maturities...................................................................................      --          --
                                                                                                             ----------  ----------
    Total subordinated debt................................................................................       809.2     1,159.6
                                                                                                             ----------  ----------
NON-RECOURSE DEBT OF CONSOLIDATED AFFILIATES:
SVCPI credit facilities (7.7% and 7.1% weighted average rates) payable in semiannual installments of $8.5 through July 31, 1998 and $14.2 thereafter through January 31, 2002 with a final payment of $126.5 on
 December 31, 2002.........................................................................................       276.6       280.2
Other......................................................................................................        12.0       532.8
                                                                                                             ----------  ----------
                                                                                                                  288.6       813.0
Less: current maturities...................................................................................       (20.0)      (29.2)
                                                                                                             ----------  ----------
    Total non-recourse debt of consolidated affiliates.....................................................       268.6       783.8
                                                                                                             ----------  ----------
Total long-term debt.......................................................................................  $  3,885.1  $  4,431.9
                                                                                                             ----------  ----------
                                                                                                             ----------  ----------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)
    During the third and fourth quarters of 1995, in separate, independently negotiated transactions, the Company purchased and retired $190 million principal amounts of its 8 7/8 percent Convertible Senior Subordinated Notes (the "Convertible Senior Subordinated Notes"). The aggregate value paid by the Company to purchase and retire the $190 million Convertible Senior Subordinated Notes was approximately $370 million comprised of approximately $190 million cash (which was equal to the face value of the Convertible Senior Subordinated Notes purchased) and the issuance of approximately 8.5 million shares of common stock valued at approximately $180 million. The Convertible Senior Subordinated Notes purchased and retired were convertible into approximately 16.5 million common shares. Although the Company issued approximately 8.5 million shares of common stock, total common shares on a fully diluted basis were reduced by approximately 8 million common shares. Funding for the cash portion of the purchases of the Convertible Senior Subordinated Notes was financed primarily from bank borrowings.

    Supplemental primary earnings per share before extraordinary charges for the year ended December 31, 1995 was $4.43 per share of common stock, and supplemental primary net income per share for the year ended December 31, 1995 was $2.53 per share of common stock, assuming the common stock issued pursuant to the purchases of the Convertible Senior Subordinated Notes existed as of the beginning of the year.

    In August 1995, the Company and its bank group amended and restated its bank credit agreement (the "Credit Agreement") to provide for an additional $200 million senior secured term loan facility. The Credit Agreement also consists of a $400 million senior secured term loan maturing through April 1, 2000 and a $450 million senior secured revolving credit facility commitment maturing May 15, 1999, which includes a $25 million swing-line sub-facility maturing May 15, 1999 (any borrowings under the swing-line sub-facility would reduce the borrowing availability under the revolving credit facility). Permitted uses for the borrowings under the additional term loan were to partially fund the repurchase of various of the Company's debt securities.

    During the second quarter of 1995, the Company repaid all the indebtedness outstanding under and terminated Seminole's bank credit agreement and redeemed Seminole's 13 1/2 percent Subordinated Notes aggregating approximately $123 million. The Company had previously acquired the remaining 1 percent of the common stock of Seminole in March 1995, thereby making it a wholly owned subsidiary of the Company.

    In March 1995, the Company, through its wholly owned subsidiary Stone Receivables Corporation, completed the refinancing of the obligations relating to its accounts receivable securitization program with a new $310 million accounts receivable securitization program consisting of $260 million of floating-rate notes due in 2000 (the "Notes") together with a five-year $50 million revolving credit facility. In accordance with the program, Stone Receivables Corporation purchases, on an ongoing basis, certain of the accounts receivable of the Company. The initial accounts receivable under the program were purchased with the net proceeds received from the issuance of the Notes. The purchased accounts receivables are solely the assets of Stone Receivables Corporation, which is wholly owned but a separate corporate entity of the Company with its own separate creditors. In the event of a liquidation of Stone Receivables Corporation, such creditors would be entitled to satisfy their claims from Stone Receivables Corporation prior to any distribution to the Company. At December 31, 1995, the Company's Consolidated Balance Sheet included $302 million of Stone Receivables Corporation accounts receivable under the program and $260 million of borrowings under the program. At December 31, 1994, the Company's Consolidated Balance Sheet included $226 million and $100 million, respectively, of Stone Financial Corporation and Stone Fin II Receivables Corporation accounts receivable under the program and $188 million and $66 million, respectively, of borrowings under the program.

    As a result of certain debt prepayments and repurchases (including the 1995 purchase of $190 million principal amount of Convertible Senior Subordinated Notes), the Company's results reflect extraordinary charges from the early extinguishments of debt of $189.0 million (net of income tax benefit of $4.9 million) and $61.6 million (net of income tax benefit of $36.5 million) for 1995 and 1994, respectively.

    At December 31, 1995, the $640.6 million of borrowings and accrued interest outstanding under the Credit Agreement were secured by property, plant and equipment with a net book value of $1.3 billion, and by a lien on certain of the Company's inventories. Additionally, other loan agreements with a balance of $1.1 billion were collateralized by approximately $507.7 million of property, plant and equipment--net and an investment and by $343.6 million of cash, accounts receivable and inventories.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)
    The Company pays a 1/2 percent commitment fee on the unused portions of its revolving credit facility. The Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios. Additionally, the term loan portions of the Credit Agreement provide for mandatory prepayments from sales of certain assets, certain debt financings and a percentage of excess cash flow (as defined). The Company's bank lenders, at the Company's optional request, may at their option waive the receipt of certain mandatory prepayments. In July 1995, the Company received a waiver of its mandatory prepayments of excess cash flow (as defined) for required payments under its initial term loan for four quarters beginning with the 1995 second quarter payment. Any mandatory and voluntary prepayments are allocated against the term loan amortizations in inverse order of maturity. Mandatory prepayments from sales of collateral, unless replacement collateral is provided, will be applied ratably to the term loans and revolving credit facility, permanently reducing the loan commitments under the Credit Agreement. The Credit Agreement also contains cross-default provisions to the indebtedness of $10 million or more of the Company and certain subsidiaries, as well as cross-acceleration provisions to the non-recourse debt of $10 million or more of SVCPI. At December 31, 1995, SVCPI had approximately $286 million in secured indebtedness owed to bank lenders, including short-term notes payable. Such debt is solely the obligation of SVCPI and is without recourse to the Company. The Credit Agreement allows, under certain specific circumstances, for the Company to make further investments in SVCPI.

    The amounts of long-term debt outstanding at December 31, 1995 maturing during the next five years are as follows:

(IN MILLIONS)
------------------------------------------------------------------------------------------------------
1996..................................................................................................  $     43.8
1997..................................................................................................       259.7
1998..................................................................................................       487.2
1999..................................................................................................       532.3
2000..................................................................................................       532.5
Thereafter............................................................................................     2,066.2

    Amounts payable under capitalized lease agreements are excluded from the above tabulation. See Note 12-- "Long-term Leases" for capitalized lease maturities.

NOTE 11--FINANCIAL INSTRUMENTS
    At December 31, 1995 and 1994, the carrying values and fair values of the Company's financial instruments are listed below:

                                                      DECEMBER 31,
                                          -------------------------------------
                                                1995                1994
                                          -----------------  ------------------
                                          CARRYING   FAIR    CARRYING    FAIR
(IN MILLIONS)                             AMOUNT    VALUE     AMOUNT    VALUE
----------------------------------------  -------  --------  --------  --------
Notes receivable and long-term
 investments............................  $ 112.9  $  102.9  $  149.5  $  138.6
Indebtedness............................  3,921.6   3,985.3   4,728.2   4,871.2
Interest rate swaps in receivable
 (payable) position.....................      (.2)     (1.9)       .4     (33.3)

    The fair values of notes receivable and certain investments are based on discounted future cash flows or the applicable quoted market price. The fair value of the Company's debt is estimated based on the quoted market price for the same or similar issues. The fair value of interest-rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would pay to terminate agreements, taking into consideration the current interest rate and market conditions. The Company does not hold or issue financial instruments for trading purposes.

    The Company is party to two interest-rate swap contracts with a duration of five and ten years to manage interest rate exposures on $250 million of certain fixed rate indebtedness. The separate contracts have the effect of converting the fixed rate of interest into a floating interest rate on $100 million of the 9 7/8 percent Senior Notes and on $150 million of the 11 1/2 percent Senior Notes. These interest-rate swap contracts were entered into in order to balance the Company's fixed-rate and floating-rate debt portfolios. Under the interest-rate swaps, the Company agrees with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--FINANCIAL INSTRUMENTS (CONTINUED) calculated by reference to an agreed notional principal amount. While the Company is exposed to credit loss on its interest-rate swaps in the event of nonperformance by the counterparties to such swaps, management believes that such nonperformance is unlikely to occur given the financial resources of the counterparties.

    The following table indicates the weighted average receive rate and pay rate during 1995 relating to the interest-rate swaps outstanding at December 31, 1995 and 1994:

                                               1995         1994
                                              -------      -------
Interest-rate swap--notional amount (in
 millions)..............................      $ 150.0      $ 150.0
  Average receive rate (fixed by
   contract terms)......................         5.9%         6.0%
  Average pay rate......................         6.2%         4.4%

Interest-rate swap--notional amount (in
 millions)..............................      $ 100.0      $ 100.0
  Average receive rate (fixed by
   contract terms)......................         5.6%         5.6%
  Average pay rate......................         5.8%         4.5%

    The average pay rate for both interest-rate swaps is the six month LIBOR.

NOTE 12--LONG-TERM LEASES
    The Company leases certain of its facilities and equipment under leases expiring through the year 2023.

    Future minimum lease payments under capitalized leases and their present value at December 31, 1995 and future minimum rental commitments (net of sublease rental income and exclusive of real estate taxes and other expenses) under operating leases having initial or remaining non-cancellable terms in excess of one year are reflected below:

                                          CAPITALIZED       OPERATING
(IN MILLIONS)                                LEASES          LEASES
----------------------------------------  ------------      ---------
1996....................................  $       4.0       $   76.3
1997....................................          3.2           68.3
1998....................................          1.8           57.0
1999....................................          1.9           47.1
2000....................................           .3           38.1
Thereafter..............................          1.4          190.6
                                               ------       ---------
Total minimum lease payments............         12.6       $  477.4
                                                            ---------
                                                            ---------
Less: Imputed interest..................          2.1
                                               ------
Present value of future minimum lease
 payments...............................  $      10.5
                                               ------
                                               ------

    Rent expense for operating leases, including leases having a duration of less than one year, was approximately $103 million in 1995, $87 million in 1994 and $83 million in 1993.

NOTE 13--PREFERRED STOCK
    The Company has authorized 10,000,000 shares of Preferred Stock. At December 31, 1995, the Company has issued and outstanding 4.6 million shares of $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock"), $.01 par value. Shares of preferred stock can be issued in series with varying terms as determined by the Board of Directors. Dividends on the Series E Cumulative Preferred Stock are payable quarterly when declared by the Company's Board of Directors. The Series E Cumulative Preferred Stock is convertible, at the option of the holder at any time, into shares of the Company's common stock at a conversion price of $33.94 per share of common stock, subject to adjustment under certain conditions. The Series E Cumulative Preferred Stock may alternatively be exchanged, at the option of the Company, for the Company's 7 percent Convertible Subordinated Exchange Debentures due February 15, 2007 in a principal amount equal to $25.00 per share of Series E Cumulative Preferred Stock so exchanged. Additionally, the Series E Cumulative Preferred Stock is redeemable at the option of the Company, in whole or from time to time in part, commencing February 16, 1996.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--PREFERRED STOCK (CONTINUED)
    The Company paid cash dividends of $2.625 and $1.75 per share on the Series E Cumulative Preferred Stock during 1995 and 1994, respectively, bringing the Company current on its dividend requirements for these securities at December 31, 1995. The declaration of dividends by the Board of Directors is subject to, among other things, the Company's ability to comply with financial covenants contained in the Company's Credit Agreement and in its Senior Subordinated Indenture dated March 15, 1992 (the "Senior Subordinated Indenture") relating to its 10 3/4 percent Senior Subordinated Notes, its 11 percent Senior Subordinated Notes and its 10 3/4 percent Senior Subordinated Debentures. In the event the Company has six quarterly dividends that remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment. Irrespective of the amount available in the dividend pool under the Credit Agreement, the Credit Agreement permits dividends to be paid on the Series E Cumulative Preferred Stock if there is an available dividend pool under the Senior Subordinated Indenture.

NOTE 14--COMMON STOCK
    The Company has authorized 200,000,000 shares of common stock, $.01 par value, of which 99,135,771 shares were outstanding at December 31, 1995.

    In 1995 the Company issued approximately 8.5 million shares of common stock related to the extinguishment of debt and in 1994 sold approximately 19 million shares of common stock.

    The Company has restrictions on the payment of cash dividends on its common stock under certain of the Company's Indentures and under its Credit Agreement. Common stock cash dividends cannot be declared and paid in the event the Company has any accumulated preferred stock dividend arrearages. On September 13, 1995 and December 13, 1995, the Company paid quarterly cash dividends of $0.15 per share on its common stock.

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

STOCK OWNERSHIP AND OPTION PLANS:

    The Company's stockholders approved a Stock Option Plan, effective January 1, 1993 (the "1993 Plan"), which authorized 1,530,000 shares of common stock and provided for the issuance of either incentive stock options or non-qualified stock options for the purchase of common shares at prices not less than 100 percent of the market value of such shares on the date of grant. Options granted under the 1993 Plan are exercisable, in whole or in part, after one year but no later than ten years from the date of the respective grant. On May 9, 1995, the stockholders approved the 1995 Long-term Incentive Plan (the "1995 Plan") which permits the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, bonus stock and performance shares. Under the

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--COMMON STOCK (CONTINUED)
1995 Plan, the annual amount of common stock available for grant, other than for incentive stock options, will be limited to 1 1/2 percent of the outstanding shares of common stock as of the beginning of each year plus a carryover from prior years if such 1 1/2 percent is not granted. In no event shall any stock options be exercised later than ten years from the respective grant date. No accounting recognition is given to stock options until they are exercised, at which time the option price received is credited to common stock.

    Transactions under the stock option plans are summarized as follows:

                                                          OPTION        OPTION PRICE
                                                          SHARES         PER SHARE
                                                         ---------      ------------
Outstanding January 1, 1993............................    546,031      $ 8.74-29.29
  Granted..............................................     --               --
  Exercised............................................     --               --
  Cancelled............................................     --               --
                                                         ---------      ------------
Outstanding December 31, 1993..........................    546,031        8.74-29.29
  Granted..............................................    670,000             13.38
  Exercised............................................     (9,691)       8.74-13.38
  Cancelled............................................   (162,528)       8.74-29.29
                                                         ---------      ------------
Outstanding December 31, 1994..........................  1,043,812        8.74-29.29
  Granted..............................................  1,037,900       18.00-22.13
  Exercised............................................   (134,860)       8.74-21.20
  Cancelled............................................    (49,890)      13.38-29.29
                                                         ---------      ------------
Outstanding December 31, 1995..........................  1,896,962       13.38-29.29
                                                         ---------
                                                         ---------
Options exercisable at December 31,
  1995.................................................    881,262       13.38-29.29
  1994.................................................    395,285        8.74-29.29
Options available for grant at December 31,
  1995.................................................  1,227,066
  1994.................................................    882,000

    The Company's previous Long-Term Incentive Plan, which had been adopted in 1992 (the "1992 Plan") and provided for contingent awards of restricted shares of common stock and cash to certain key employees, was replaced by the 1995 Plan. The payment of the cash portion of awards granted under the 1992 Plan will depend on the extent to which the Company has met certain long-term performance goals as established by a committee of outside directors. The compensation related to this program is amortized over the related five-year restricted periods. The charge (credit) to compensation expense under this plan was $3.8 million, $3.6 million and $(1.2) million for 1995, 1994 and 1993, respectively. In 1993, prior cash awards that were accrued have been deemed to be not payable due to the financial results of the Company. Under the 1992 Plan, 1,800,000 shares had been reserved for issuance, of which 133,176, 249,655 and 186,253 shares were granted in 1995, 1994 and 1993, respectively.

NOTE 15--RELATED PARTY TRANSACTIONS
    The Company sold paperboard, market pulp and waste paper to various non-consolidated affiliates. Additionally, the Company purchased kraft paper from and sold market pulp to Stone-Consolidated. Such transactions were primarily at market prices. The Company also paid a commission fee to Stone-Consolidated pursuant to a sales agency agreement expiring December 31, 2004 and paid fees for services rendered by Stone-Consolidated. The amounts included in the following table include transactions with Stone-Consolidated since November 1, 1995.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--RELATED PARTY TRANSACTIONS (CONTINUED)
    The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented.

                                           YEAR ENDED DECEMBER 31,
                                          -------------------------
(IN MILLIONS)                              1995     1994     1993
----------------------------------------  -------  -------  -------
Net sales to/(purchases from)...........  $ 211.2  $ 147.1  $ 120.3
Net receivable from/(payable to)........     40.5     37.9     18.2
Commissions and fees for services
 rendered...............................      1.1    --       --

    The   Company  had  outstanding   loans  and  interest   receivable  from  a
non-consolidated affiliate of approximately $9.9 million and $4.0 million at December 31, 1995 and 1994, respectively.

NOTE 16--ADDITIONAL INFORMATION RELATING TO THE CONSOLIDATED FINANCIAL
STATEMENTS

OTHER OPERATING (INCOME) EXPENSE, NET:

    The major components of other operating (income) expense--net are as follows:

                                           YEAR ENDED DECEMBER 31,
                                          -------------------------
(IN MILLIONS)                              1995     1994     1993
----------------------------------------  -------  -------  -------
Gain from an involuntary conversion at a
 paper mill.............................  $ --     $ (22.0) $ --
Gains on sales of investments or
 assets.................................    --       (13.8)   (40.7)
Writedown of decommissioned assets......    --       --        19.2
Writedown of certain receivables to net
 realizable value.......................    --       --        14.2
Other...................................    --         1.4     12.0
                                          -------  -------  -------
Total other operating (income)
 expense--net...........................  $ --     $ (34.4) $   4.7
                                          -------  -------  -------
                                          -------  -------  -------

OTHER (INCOME) EXPENSE, NET:

    The major components of other (income) expense--net are as follows:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------
(IN MILLIONS)                                                                              1995       1994       1993
---------------------------------------------------------------------------------------  ---------  ---------  ---------
Interest income........................................................................  $   (15.5) $   (20.9) $   (11.2)
Foreign currency transaction (gains) losses............................................       (8.1)      15.8       11.8
Other..................................................................................       (9.5)      (3.8)      (3.3)
                                                                                         ---------  ---------  ---------
Total other (income) expense--net......................................................  $   (33.1) $    (8.9) $    (2.7)
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

INTEREST EXPENSE:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          -------------------------------
(IN MILLIONS)                                                                               1995       1994       1993
----------------------------------------------------------------------------------------  ---------  ---------  ---------
Total interest cost incurred............................................................  $   473.5  $   460.7  $   437.5
Interest capitalized....................................................................      (13.2)      (4.7)     (10.8)
                                                                                          ---------  ---------  ---------
Interest expense........................................................................  $   460.3  $   456.0  $   426.7
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

    Selling, general and administrative expenses include provisions for doubtful accounts and notes receivable of $6.7 million for 1995, $6.6 million for 1994 and $12.2 million for 1993.

ASSETS HELD FOR SALE:

    The Company ceased operations of certain wood products facilities in the Pacific Northwest during 1994 and is in the process of divesting the assets of these facilities. Accordingly, such net assets of approximately $32 million and $56 million are included in other current assets within the December 31, 1995 and 1994 Consolidated Balance Sheets, respectively.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--ADDITIONAL INFORMATION RELATING TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
INSURANCE RECEIVABLE:

    As a result of the 1994 Panama City digester accident, the Company is seeking recovery from its insurance carriers for both the losses to property and the losses as result of business interruption. A partial recovery of approximately $31 million has been received by the Company from certain carriers, claims of approximately $9 million have been committed to be paid and claims of approximately $43 million covering the remaining portion of such losses are still pending.

    Management believes the receivable recorded on the Company's Consolidated Balance Sheet is fully recoverable.

LONG-TERM NOTE RECEIVABLE:

    The Company had a net receivable from a domestic customer of approximately $74 million and $90 million at December 31, 1995 and 1994, respectively. Of these amounts, approximately $61 million and $77 million, respectively, are included in other long-term assets with the remaining amounts reflected in accounts and notes receivable in the Company's Consolidated Balance Sheets. This seven year interest bearing note receivable requires quarterly payments which commenced in the first quarter of 1995. The Company believes this note receivable, which is partially guaranteed by a third party, is fully recoverable.

ACCRUED AND OTHER CURRENT LIABILITIES:

    The major components of accrued and other current liabilities are as follows:

                                                                                                      DECEMBER 31,
                                                                                                  --------------------
(IN MILLIONS)                                                                                       1995       1994
------------------------------------------------------------------------------------------------  ---------  ---------
Accrued interest................................................................................  $    88.1  $   110.8
Accrued payroll, related taxes and employee benefits............................................       87.7       98.8
Other...........................................................................................      120.8      146.1
                                                                                                  ---------  ---------
Total accrued and other current liabilities.....................................................  $   296.6  $   355.7
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

OTHER LONG-TERM LIABILITIES:

    Included in other long-term liabilities at December 31, 1995 and 1994 is approximately $42.0 million and $47.0 million, respectively, of deferred income relating to the October 1992 sale of an energy contract at the Company's Hopewell mill. This amount is being amortized over a 12-year period.

NOTE 17--COMMITMENTS AND CONTINGENCIES
    At December 31, 1995, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $51 million.

    On May 6, 1993, the Company's wholly owned German subsidiary, Europa Carton A.G., ("Europa Carton"), completed a joint venture with Financiere Carton Papier, a French company, to merge the folding carton operations of Europa Carton with those of Financiere Carton Papier (collectively "FCP"). Under the joint venture, FCP is owned equally by Europa Carton and the former shareholders of Financiere Carton Papier. The Company's investment in the joint venture is being accounted for under the equity method of accounting. The Company has entered into an agreement with FCP whereby the Company will loan up to $40 million to FCP in the form of convertible securities. The securities would not be convertible into FCP common stock until three years from the date of issuance. In the event that the Company would convert the securities into common stock, the Company would own approximately 80 percent of the outstanding shares of FCP.

    The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has in the past made significant capital expenditures to comply with water, air and solid and hazardous waste regulations and expects to make significant expenditures in the future. Capital expenditures for environmental control equipment and facilities were approximately $36 million in 1995, and the Company anticipates that 1996 and 1997 environmental capital expenditures will approximate $61 million and $16 million, respectively (exclusive of any potential expenditures which may be required if the proposed "cluster rules" described in "Environmental Issues" on pages 19-20 of the

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--COMMITMENTS AND CONTINGENCIES (CONTINUED)
MD&A are adopted). Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments which cannot be predicted at this time, the Company anticipates that these costs will increase when final "cluster rules" are adopted and as other environmental regulations become more stringent. See also "Environmental Issues" on pages 19-20 of the MD&A for further environmental matters.

    Refer to Notes 10, 11 and 12 for further discussion of the Company's debt, hedging and lease commitments.

    Additionally, the Company is involved in certain litigation primarily arising in the normal course of business. In the opinion of management, the Company's liability under any pending litigation would not materially affect its financial condition, results of operations or liquidity.

NOTE 18--SEGMENT INFORMATION

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

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--SEGMENT INFORMATION (CONTINUED)
    Financial information by business segment is summarized as follows:

(IN MILLIONS)                                   1995             1994             1993
----------------------------------------     -----------      -----------      -----------
SALES:
Paperboard and paper packaging..........     $5,405.8         $4,241.5         $3,810.1
White paper and other...................      2,010.6          1,549.6          1,295.6
Intersegment............................        (65.2)           (42.4)           (46.1)
                                             -----------      -----------      -----------
  Total sales...........................     $7,351.2         $5,748.7         $5,059.6
                                             -----------      -----------      -----------
                                             -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES,
 MINORITY INTEREST, EXTRAORDINARY
 CHARGES AND CUMULATIVE EFFECTS OF
 ACCOUNTING CHANGES:
Paperboard and paper packaging..........     $  943.6         $  354.2         $  207.4
White paper and other...................        367.7             25.4           (158.8)
                                             -----------      -----------      -----------
                                              1,311.3            379.6             48.6
Interest expense........................       (460.3)          (456.0)          (426.7)
Foreign currency transaction gains
 (losses)...............................          8.1            (15.8)           (11.8)
General corporate.......................        (64.4)(1)        (70.9)(1)        (73.4)(1)
                                             -----------      -----------      -----------
  Income (loss) before income taxes,
   minority interest, extraordinary
   charges and cumulative effects of
   accounting changes...................     $  794.7         $ (163.1)        $ (463.3)
                                             -----------      -----------      -----------
                                             -----------      -----------      -----------
DEPRECIATION AND AMORTIZATION:
Paperboard and paper packaging..........     $  203.5         $  199.1         $  179.5
White paper and other...................        158.4            147.3            156.7
General corporate.......................          9.9             12.5             10.6
                                             -----------      -----------      -----------
  Total depreciation and amortization...     $  371.8         $  358.9         $  346.8
                                             -----------      -----------      -----------
                                             -----------      -----------      -----------
ASSETS:
Paperboard and paper packaging..........     $3,536.2         $3,440.1         $3,436.5
White paper and other...................      1,347.2          2,884.4          2,977.4
General corporate.......................      1,515.5(2)         680.4(2)         422.8(2)
                                             -----------      -----------      -----------
  Total assets..........................     $6,398.9         $7,004.9         $6,836.7
                                             -----------      -----------      -----------
                                             -----------      -----------      -----------
CAPITAL EXPENDITURES:
Paperboard and paper packaging..........     $  198.3         $  114.6         $  100.7
White paper and other...................        183.2            114.0             45.7
General corporate.......................          5.0              4.0              3.3
                                             -----------      -----------      -----------
  Total capital expenditures............     $  386.5         $  232.6         $  149.7
                                             -----------      -----------      -----------
                                             -----------      -----------      -----------

---------
(1) Includes equity in net income (loss) of non-consolidated vertically integrated affiliates as follows: Paperboard and paper packaging segment $4.2 in 1995, $(1.4) in 1994 and $(9.2) in 1993 and White paper and other segment $15.7 in 1995, $(6.3) in 1994 and $(2.5) in 1993.

(2) Includes investments in non-consolidated vertically integrated affiliates as follows: Paperboard and paper packaging segment $85.8 in 1995, $82.7 in 1994 and $77.7 in 1993 and White paper and other segment $1,010.4 in 1995, $263.1 in 1994 and $29.5 in 1993.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--SEGMENT INFORMATION (CONTINUED)
GEOGRAPHIC SEGMENTS:

    The chart below provides financial information for the Company's operations based on the region in which the operations are located.

                                                                                              INCOME BEFORE INCOME
                                                                                                 TAXES, MINORITY
                                                          TRADE    INTER-AREA                     INTEREST AND
(IN MILLIONS)                                             SALES       SALES     TOTAL SALES   EXTRAORDINARY CHARGES     ASSETS
------------------------------------------------------  ---------  -----------  ------------  ---------------------  ------------
1995
------------------------------------------------------
United States.........................................  $ 5,238.7   $    46.1   $ 5,284.8         $    941.9         $  3,313.4
Canada................................................    1,276.8        60.2     1,337.0              334.3              942.5
Europe and other......................................      835.7      --           835.7               35.1              627.5
                                                        ---------  -----------  ------------      ----------         ------------
                                                          7,351.2       106.3     7,457.5            1,311.3            4,883.4
Interest expense......................................                                                (460.3)
Foreign currency transaction gains....................                                                   8.1
General corporate.....................................                                                 (64.4)(1)        1,515.5(2)
Inter-area eliminations...............................                 (106.3)     (106.3)             --
                                                        ---------  -----------  ------------      ----------         ------------
Total.................................................  $ 7,351.2   $  --       $ 7,351.2         $    794.7         $  6,398.9
                                                        ---------  -----------  ------------      ----------         ------------
                                                        ---------  -----------  ------------      ----------         ------------


                                                                                              INCOME (LOSS) BEFORE
                                                                                                  INCOME TAXES,
                                                                                               MINORITY INTEREST,
                                                                                              EXTRAORDINARY CHARGES
                                                                                              AND CUMULATIVE EFFECT
                                                          TRADE    INTER-AREA                   OF AN ACCOUNTING
(IN MILLIONS)                                             SALES       SALES     TOTAL SALES          CHANGE             ASSETS
------------------------------------------------------  ---------  -----------  ------------  ---------------------  ------------
1994
------------------------------------------------------
United States.........................................  $ 4,187.7   $    23.9   $ 4,211.6         $    344.0         $  3,393.8
Canada................................................      942.0        36.0       978.0               20.3            2,152.8
Europe................................................      619.0      --           619.0               15.3              777.9
                                                        ---------  -----------  ------------      ----------         ------------
                                                          5,748.7        59.9     5,808.6              379.6            6,324.5
Interest expense......................................                                                (456.0)
Foreign currency transaction losses...................                                                 (15.8)
General corporate.....................................                                                 (70.9)(1)          680.4(2)
Inter-area eliminations...............................                  (59.9)      (59.9)             --
                                                        ---------  -----------  ------------      ----------         ------------
Total.................................................  $ 5,748.7   $  --       $ 5,748.7         $   (163.1)        $  7,004.9
                                                        ---------  -----------  ------------      ----------         ------------
                                                        ---------  -----------  ------------      ----------         ------------

                                                                                                  INCOME (LOSS)
                                                                                              BEFORE INCOME TAXES,
                                                                                              MINORITY INTEREST AND
                                                          TRADE    INTER-AREA                 CUMULATIVE EFFECT OF
(IN MILLIONS)                                             SALES       SALES     TOTAL SALES   AN ACCOUNTING CHANGE      ASSETS
------------------------------------------------------  ---------  -----------  ------------  ---------------------  ------------
1993
------------------------------------------------------
United States.........................................  $ 3,678.2   $    16.4   $ 3,694.6         $    107.1         $  3,256.8
Canada................................................      756.2        16.9       773.1              (62.3)           2,374.8
Europe................................................      625.2         1.7       626.9                3.8              782.3
                                                        ---------  -----------  ------------      ----------         ------------
                                                          5,059.6        35.0     5,094.6               48.6            6,413.9
Interest expense......................................                                                (426.7)
Foreign currency transaction losses...................                                                 (11.8)
General corporate.....................................                                                 (73.4)(1)          422.8(2)
Inter-area eliminations...............................                  (35.0)      (35.0)             --
                                                        ---------  -----------  ------------      ----------         ------------
Total.................................................  $ 5,059.6   $  --       $ 5,059.6         $   (463.3)        $  6,836.7
                                                        ---------  -----------  ------------      ----------         ------------
                                                        ---------  -----------  ------------      ----------         ------------

------------
(1) Includes equity in net income (loss) of non-consolidated vertically integrated affiliates as follows: United States $3.5 in 1995, $.6 in 1994 and $(1.0) in 1993; Canada $28.6 in 1995, $(2.3) in 1994 and $(3.0) in 1993;
    and other $(12.2) in 1995, $(6.0) in 1994 and $(7.7) in 1993.

(2) Includes investments in non-consolidated vertically integrated affiliates as follows: United States $9.8 in 1995, $1.5 in 1994 and $--in 1993; Canada $1,048.1 in 1995, $295.2 in 1994 and $63.0 in 1993; and other $38.3 in 1995,
    $49.1 in 1994 and $44.2 in 1993.

    The Company's export sales from the United States were approximately $839 million, $476 million and $341 million for 1995, 1994 and 1993, respectively.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--SUMMARY OF QUARTERLY DATA (UNAUDITED)
    The following table summarizes quarterly financial data for 1995 and 1994:

                                                                                         QUARTER
                                                                      ----------------------------------------------
(IN MILLIONS EXCEPT PER SHARE)                                          FIRST       SECOND      THIRD     FOURTH(1)      YEAR
--------------------------------------------------------------------  ----------  ----------  ----------  ----------  ----------
1995
--------------------------------------------------------------------
Net sales...........................................................  $  1,819.3  $  1,963.6  $  1,924.0  $  1,644.4  $  7,351.2
Cost of products sold...............................................     1,288.7     1,382.8     1,330.4     1,167.0     5,168.9
Depreciation and amortization.......................................        96.0        92.7        97.1        86.1       371.8
Income before extraordinary charges.................................        96.8       131.0       129.0        87.7       444.5
Extraordinary charges from early extinguishments of debt............      --            (3.1)     (177.9)       (8.0)     (189.0)
Net income (loss)...................................................        96.8       127.9       (48.9)       79.7       255.5
                                                                      ----------  ----------  ----------  ----------  ----------
Per share of common stock--primary:
Income before extraordinary charges.................................        1.04        1.42        1.32         .86        4.64
Extraordinary charges from early extinguishments of debt............      --            (.03)      (1.85)       (.08)      (2.01)
Net income (loss)--primary..........................................        1.04        1.39        (.53)        .78        2.63
                                                                      ----------  ----------  ----------  ----------  ----------
Per share of common stock--fully diluted:
Income before extraordinary charges.................................         .85        1.12        1.12         .80        3.89
Extraordinary charges from early extinguishments of debt............      --            (.03)      (1.57)       (.07)      (1.65)
Net income (loss)--fully diluted....................................         .85        1.09        (.45)        .73        2.24
                                                                      ----------  ----------  ----------  ----------  ----------
Cash dividends per common share.....................................      --          --             .15         .15         .30
                                                                      ----------  ----------  ----------  ----------  ----------
                                                                      ----------  ----------  ----------  ----------  ----------


                                                                       FIRST(2)     SECOND     THIRD(3)     FOURTH
                                                                      ----------  ----------  ----------  ----------
1994
--------------------------------------------------------------------
Net sales...........................................................  $  1,290.8  $  1,354.3  $  1,482.2  $  1,621.4  $  5,748.7
Cost of products sold...............................................     1,067.1     1,116.9     1,183.4     1,197.0     4,564.3
Depreciation and amortization.......................................        89.3        88.5        89.7        91.3       358.9
Income (loss) before extraordinary charges and cumulative effect of
 an accounting change...............................................       (78.9)      (50.8)      (28.9)       29.8      (128.8)
Extraordinary charges from early extinguishments of debt............       (16.8)     --           (44.8)     --           (61.6)
Cumulative effect of change in accounting for postemployment
 benefits...........................................................       (14.2)     --          --          --           (14.2)
Net income (loss)...................................................      (109.9)      (50.8)      (73.7)       29.8      (204.6)
                                                                      ----------  ----------  ----------  ----------  ----------
Per share of common stock:
Income (loss) before extraordinary charges and cumulative effect of
 an accounting change...............................................        (.99)       (.58)       (.38)        .31       (1.60)
Extraordinary charges from early extinguishments of debt............        (.21)     --            (.50)     --            (.70)
Cumulative effect of change in accounting for postemployment
 benefits...........................................................        (.17)     --          --          --            (.16)
                                                                      ----------  ----------  ----------  ----------  ----------
Net income (loss)--primary..........................................       (1.37)       (.58)       (.88)        .31       (2.46)
                                                                      ----------  ----------  ----------  ----------  ----------
Net income (loss)--fully diluted....................................      *           *           *              .28      *
                                                                      ----------  ----------  ----------  ----------  ----------
Cash dividends per common share.....................................      --          --          --          --          --
                                                                      ----------  ----------  ----------  ----------  ----------
                                                                      ----------  ----------  ----------  ----------  ----------

---------
(1) As a result of the Amalgamation discussed in Note 3, the Company, effective November 1, 1995, began reporting Stone-Consolidated under the equity method of accounting.

(2) The Company adopted SFAS 112 effective January 1, 1994.

(3) Amounts per share of common stock have been adjusted for the redemption premium on redeemable preferred stock of a consolidated affiliate.

* Fully diluted earnings per share are not disclosed because the amounts are anti-dilutive.

                      Report of Independent Accountants on
                          Financial Statement Schedule
                      -----------------------------------

To the Board of Directors of
Stone Container Corporation

Our audits of the consolidated financial statements referred to in our report dated February 5, 1996 appearing on page 30 of this Annual Report on Form 10-K (such report contains an explanatory paragraph referring to the change in accounting methods discussed in Note 1 to the Company's consolidated financial statements) also included an audit of the Financial Statement Schedule listed and appearing in Item 14(a)2 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 5, 1996

                       Consent of Independent Accountants
                       ---------------------------------

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-66086) and in the Registration Statements on Form S-8 (Nos. 2-79221, 33-33784, 33-56345, 33-59189 and 33-66132) of Stone Container Corporation of our report dated February 5, 1996 appearing on page 30 of this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 55 of this Form 10-K.

PRICE WATERHOUSE LLP

Chicago, Illinois
March 27, 1996

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

                                                                                                COLUMN C
                                                                                   COLUMN B    -----------                COLUMN E
                                                                                  -----------   ADDITIONS                -----------
COLUMN A                                                                          BALANCE AT   CHARGED TO    COLUMN D    BALANCE AT
--------------------------------------------------------------------------------   BEGINNING    COSTS AND   -----------    END OF
DESCRIPTION                                                                        OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
--------------------------------------------------------------------------------  -----------  -----------  -----------  -----------
Allowance for doubtful accounts and notes and sales returns and allowances:
  Year ended December 31, 1995..................................................   $    20.2    $    14.6    $    12.7    $    22.1
  Year ended December 31, 1994..................................................   $    19.3    $    13.0    $    12.1    $    20.2
  Year ended December 31, 1993..................................................   $    19.3    $    29.2    $    29.2    $    19.3