Form 10-Q
period 1996-03-31
STONE CONTAINER CORP
filed 1996-05-15
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly period ended March 31, 1996

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

                              Yes   X                 No

Number of common shares outstanding as of May 9, 1996:  99,160,502

                          PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
(in millions)                                             1996*           1995
Assets
Current assets:
Cash and cash equivalents..........................   $  139.4     $      40.3
Accounts and notes receivable (less allowances of
  $21.8 and $22.1).................................      686.1           743.0
Inventories........................................      781.8           733.3
Other..............................................      164.0           166.3
___________________________________________________   _________    ____________
         Total current assets......................    1,771.3         1,682.9
___________________________________________________   _________    ____________
Property, plant and equipment......................    4,791.2         4,750.0
Accumulated depreciation and amortization..........   (2,182.2)       (2,114.2)
___________________________________________________   _________    ____________
          Property, plant and equipment--net.......    2,609.0         2,635.8
Timberlands........................................       58.0            57.7
Goodwill...........................................      539.5           545.5
Investment in non-consolidated affiliates..........    1,113.8         1,096.2
Other..............................................      419.3           380.8
___________________________________________________   _________    ____________
Total assets.......................................   $6,510.9     $   6,398.9
                                                      =========    ============

Liabilities and stockholders' equity
Current liabilities:
Accounts payable...................................   $  317.9     $     347.9
Current maturities of senior and subordinated
  long-term debt...................................       32.2            27.1
Notes payable and current maturities of
 non-recourse debt of consolidated affiliates......       40.4            29.3
Income taxes.......................................        6.5              .8
Accrued and other current liabilities..............      296.2           296.6
___________________________________________________   _________    ____________
          Total current liabilities................      693.2           701.7
___________________________________________________   _________    ____________
Senior long-term debt..............................    2,932.3         2,807.3
Subordinated debt..................................      809.2           809.2
Non-recourse debt of consolidated affiliates.......      253.9           268.6
Other long-term liabilities........................      315.6           313.7
Deferred taxes.....................................      494.2           493.1
Commitments and contingencies......................

Stockholders' equity:
   Series E preferred stock........................      115.0           115.0
   Common stock (99.2 and 99.1 shares outstanding).      952.8           953.1
   Retained earnings...............................      113.3            97.8
   Foreign currency translation adjustment.........     (165.8)         (156.9)
   Unamortized expense of restricted stock plan....       (2.8)           (3.7)
___________________________________________________   _________    ____________
          Total stockholders' equity...............    1,012.5         1,005.3
                                                      _________    ____________
Total liabilities and stockholders' equity.........   $6,510.9     $   6,398.9
                                                      =========    ============

*Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                                           Three months ended
                                                                March 31,
(in millions except per share)                             1996           1995
Net sales........................................     $ 1,321.5      $ 1,819.3
Cost of products sold............................         972.2        1,288.7
Selling, general and administrative expenses.....         153.7          155.0
Depreciation and amortization....................          79.0           96.0
Equity income from affiliates....................         (26.2)          (1.8)
Other income-net.................................          (2.8)          (8.3)
_________________________________________________     __________     __________
Income before interest expense, income taxes,
  and minority interest..........................         145.6          289.7
Interest expense.................................         (99.6)        (121.4)
_________________________________________________     __________     __________
Income before income taxes and minority interest.          46.0          168.3
Provision for income taxes.......................         (14.6)         (67.3)
Minority interest................................           1.0           (4.2)
_________________________________________________     __________     __________
Net income.......................................          32.4           96.8
Preferred stock dividends........................          (2.0)          (2.0)
_________________________________________________     __________     __________
Net income applicable to common shares...........     $    30.4      $    94.8
_________________________________________________     __________     __________

Retained earnings (accumulated deficit),
  beginning of period............................     $    97.8      $   (96.3)
Net income.......................................          32.4           96.8
Cash dividends on common and preferred stock.....         (16.9)            --
_________________________________________________     __________     __________
Retained earnings, end of period.................     $   113.3      $      .5
_________________________________________________     ==========     ==========

Per share of common stock:
Net income:
  Primary........................................     $     .31      $    1.04
                                                      ==========     ==========
  Fully diluted..................................     $     .30      $     .85
                                                      ==========     ==========
Cash dividends...................................     $     .15      $      --
                                                      ==========     ==========
Common shares and common share equivalents
  outstanding (weighted average, in millions):
    Primary......................................          99.2           90.8
                                                      ==========     ==========
    Fully Diluted................................         104.4          118.6
                                                      ==========     ==========



Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

                   STONE CONTAINER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three months ended
                                                                 March 31,
(in millions except per share)                            1996            1995
                                                     __________      __________
Cash flows from operating activities:
Net income......................................     $    32.4       $    96.8
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.................          79.0            96.0
  Deferred taxes................................           3.7            43.4
  Foreign currency transaction losses...........            .2              --
  Equity income from affiliates.................         (26.2)           (1.8)
  Other--net....................................          15.3            16.3

Changes in current assets and liabilities:
  (Increase) decrease in accounts and notes
    receivable--net.............................          58.1          (109.5)
  Increase in inventories.......................         (49.8)          (39.2)
  Increase in other current assets..............          (4.8)          (21.4)
  Increase (decrease) in accounts payable and
    other current liabilities...................         (23.0)           25.5
________________________________________________     __________      __________
Net cash provided by operating activities.......          84.9           106.1
________________________________________________     __________      __________

Cash flows from financing activities:
Borrowings......................................         188.7           265.7
Non-recourse borrowings of consolidated
  affiliates....................................           1.2             1.7
Payments made on debt...........................         (63.2)         (300.1)
Payments by consolidated affiliates on
  non-recourse debt.............................          (5.1)          (15.5)
Cash dividends..................................         (16.9)             --
________________________________________________     __________      __________
Net cash provided by (used in) financing
  activities....................................         104.7           (48.2)
________________________________________________     __________      __________

Cash flows from investing activities:
Capital expenditures............................         (41.8)          (68.5)
Proceeds from sales of assets...................           2.6             2.4
Purchase of securities of a non-consolidated
  affiliate.....................................         (39.6)             --
Payments made for businesses acquired...........          (5.7)           (3.2)
Other--net......................................          (4.8)            5.9
________________________________________________     __________      __________
Net cash used in investing activities...........         (89.3)          (63.4)
________________________________________________     __________      __________
Effect of exchange rate changes on cash.........          (1.2)            8.0
________________________________________________     __________      __________
Net increase in cash and cash equivalents.......          99.1             2.5
Cash and cash equivalents, beginning of period..          40.3           108.6
________________________________________________     __________      __________
Cash and cash equivalents, end of period........     $   139.4       $   111.1
                                                     ==========      ==========

See Note 8 regarding supplemental cash flow information.

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

              STONE CONTAINER CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995.

NOTE 2:  Reclassifications

Certain prior year amounts have been restated to conform with the current year presentation in the Consolidated Balance Sheets and Statements of Cash Flows.

NOTE 3:  Subsidiary Issuance of Stock

On November 1, 1995, Stone-Consolidated Corporation, a Canadian subsidiary of the Company, amalgamated its operations (the "Amalgamation") with Rainy River Forest Products Inc., a Toronto-based Canadian pulp and paper company. As a result of the issuance of common shares by Stone-Consolidated associated with the Amalgamation, the Company's equity ownership in Stone-Consolidated was reduced from 74.6 percent to 46.6 percent. Accordingly, effective November 1, 1995 the Company began reporting Stone-Consolidated as a non-consolidated affiliate under the equity method of accounting. Prior to such date the Company reported Stone-Consolidated as a consolidated subsidiary.

NOTE 4:  Refinancing

On March 22, 1996, the Company and its bank group amended the Company's bank credit agreement to, among other things, provide for an additional senior secured term loan facility of $190 million with a final maturity of October 1, 2003 and a supplemental revolving credit facility of $110 million maturing May 15, 1999 (the "Supplemental Revolver"). Additionally, the Company received consents from a majority of its holders to waive mandatory repayment of no less than 80 percent of each of its term loans from excess cash flow (as defined) until September 1997. The credit agreement as amended no longer has a cross-acceleration provision in the event of an acceleration of the non-recourse debt of Stone Venepal (Celgar) Pulp, Inc. The funds provided by the new term loan facility were used to repay indebtedness outstanding under the Company's $450 million revolving credit facility under the bank credit agreement without reducing the commitments thereunder, and provide liquidity in the form of cash. The Company did not borrow under the Supplemental Revolver. The Company's bank credit agreement, as amended, now consists of three senior secured term loan facilities aggregating $790 million which mature through October 1, 2003, a $450 million senior secured revolving credit facility commitment maturing May 15, 1999, which includes a $25 million swing-line sub-facility, and the Supplemental Revolver (collectively the "Credit Agreement").

NOTE 5:  Purchase of Securities of a Non-consolidated Affiliate

During the 1996 first quarter, the Company purchased approximately $40 million of convertible debt securities of Financiere Carton Papier ("FCP"), a non-consolidated affiliate of the Company. The securities are not convertible into FCP common stock until March 1999. In the event that the Company would convert the securities into common stock, the Company would own approximately 80 percent of the outstanding shares of FCP.

NOTE 6:  Adoption of New Accounting Standards

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have an effect on the Company's financial statements.

      Also, effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), by electing to continue to apply the intrinsic value-based method of accounting for stock-based compensation. The Company will provide the required proforma disclosures pertaining to its stock-based compensation in its year end 1996 financial statement footnotes.

NOTE 7:  Inventories

Inventories are summarized as follows:
                                            March 31,    December 31,
(in millions)                                   1996            1995
Raw materials and supplies................  $  276.0     $     287.5
Paperstock................................     409.3           358.8
Work in process...........................      21.7            23.1
Finished products.........................     133.0           123.1
__________________________________________  _________    ____________
                                               840.0           792.5
Excess of current cost over LIFO
  inventory value.........................     (58.2)          (59.2)
                                            _________    ____________
Total inventories.........................  $  781.8     $     733.3
                                            =========    ============


NOTE 8:  Additional Cash Flow Statement Information

The Company's cash payments for interest and income taxes were as follows:

                                                Three months ended
                                                     March 31,
(in millions)                                          1996       1995
Cash paid during the periods for:
Interest (net of capitalization)...............     $  92.7    $ 117.1
Income taxes (net of refunds)..................         2.8       11.0
                                                    ========   ========

                STONE CONTAINER CORPORATION AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Effective November 1, 1995, the Company began reporting Stone-
Consolidated Corporation ("Stone-Consolidated") as a non-consolidated affiliate in accordance with the equity method of accounting. Prior to such date the Company reported Stone-Consolidated as a consolidated subsidiary. See also Note 3.

      Provided below is certain financial data for the three months ended March 31, 1996 and 1995. Also provided, for comparative purposes only, is supplemental restated financial data for the three months ended March 31, 1995 assuming that the historical financial results of Stone-Consolidated were reported by the Company in accordance with the equity method of accounting effective January 1, 1995.


                                                         Three months
                                                                ended
                      Three months ended March 31,     March 31, 1995
                              1996           1995           (restated)
Net sales............     $1,321.5       $1,819.3      $      1,590.9
Depreciation and
 amortization........         79.0           96.0                79.6
Interest expense.....         99.6          121.4               112.4
Income before
 income taxes and
 minority interest...         46.0          168.3               154.4
Net income...........     $   32.4       $   96.8      $         96.8


      Net income for the 1996 first quarter was $32.4 million, or $.31 per share of common stock on a primary basis and $.30 per share of common stock on a fully diluted basis while net income for the 1995 first quarter was $96.8 million, or $1.04 per share of common stock on a primary basis and $.85 per share of common stock on a fully diluted basis.

      Net sales for the three months ended March 31, 1996 decreased $497.8 million from the comparable prior year period. Net sales for the first quarter of 1995 included $228.4 million of sales of Stone-Consolidated. Excluding the effect of Stone-Consolidated, sales for the 1996 first quarter decreased approximately $269 million or 16.9 percent from the comparable prior year period. The decrease in sales, as well as the decrease in net income from the first quarter of 1995 mainly resulted from lower average selling prices and reduced sales volume for market pulp and containerboard, with a significant decrease in the market pulp selling price. A decrease in corrugated container sales volume also contributed to the reduced sales and net earnings for the quarter. The results for the first quarter of 1996 also reflect a reduction in interest expense due to lower average outstanding indebtedness and a decrease in average interest rates, a decrease in recycled fiber costs, and improved earnings from Stone-Consolidated mainly as a result of higher average selling prices for newsprint and groundwood paper, as compared with the 1995 first quarter.

      Shipments of corrugated containers, including the Company's proportionate share of the shipments by its foreign affiliates, were
13.1 billion square feet for the first quarter of 1996, compared with
13.7 billion square feet for the comparable prior year period. Shipments of paper bags and sacks were 143 thousand tons for the three months ended March 31, 1996 compared with 147 thousand tons shipped during the comparable 1995 period.

      Production of containerboard and kraft paper was 1.14 million tons and 1.33 million tons for the three months ended March 31, 1996 and 1995, respectively.

Financial Condition and Liquidity

The Company's working capital ratio was 2.6 to 1 at March 31, 1996 and
2.4 to 1 at December 31, 1995. The Company's long-term debt to total capitalization ratio was 72.6 percent at March 31, 1996 and 72.2 percent at December 31, 1995. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of certain consolidated affiliates which is non-recourse to the Company), deferred income taxes, minority interest and stockholders' equity.

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

      On March 22, 1996, the Company and its bank group amended the Company's bank credit agreement. See Note 4. At May 9, 1996, the Company had borrowing availability of approximately $457 million (net of letters of credit which reduce the amount available to be borrowed) under its revolving credit facilities. The term loans and the $450 million revolving credit facility had weighted average interest rates for the quarter ended March 31, 1996 of 8.9 percent and 8.7 percent, respectively. The weighted average rates do not include the effect of the amortization of deferred debt issuance costs.

Operating activities:

Net cash provided by operating activities was $84.9 million for the three months ended March 31, 1996, compared with $106.1 million for the comparable period of 1995.


Financing activities:

On March 22, 1996, the Company borrowed $190 million under a senior secured term loan facility provided under its Credit Agreement. See
Note 4. The proceeds of the term loan were used to repay indebtedness outstanding under the Company's $450 million revolving credit facility (without a corresponding reduction in commitments) and provide additional liquidity in the form of cash.

      On February 15, 1996, the Company paid a cash dividend of $0.4375 per share on its Series E Cumulative Preferred Stock and on March 13, 1996 paid a cash dividend of $0.15 per share on its common stock.

Investing activities:

Capital expenditures for the three months ended March 31, 1996 totalled approximately $42 million. Additionally, during the 1996 first quarter the Company purchased approximately $40 million of convertible debt securities of Financiere Carton Papier ("FCP"), a non-consolidated affiliate of the Company in order to provide FCP with sufficient funds for debt service and general working capital purposes. See also Note 5.

Outlook:

The Company's net income decreased from $79.7 million in the fourth quarter of 1995 to $32.4 million for the first quarter of 1996 as pricing for the majority of the Company's products declined from fourth quarter 1995 levels, primarily due to sluggish demand and a relatively high industry inventory level. Beginning in late 1995, demand for containerboard and market pulp was dramatically reduced and the Company, in an effort to prevent excessive increases in inventory, took downtime at various of its mills in the last half of 1995 and in the first quarter of 1996. While there have been recent indications that demand for containerboard, corrugated containers and market pulp may somewhat improve, the Company currently plans to take additional market related downtime during the second quarter which will result in the removal of approximately 215,000 tons of containerboard and market pulp production in the aggregate. While pricing for the majority of the Company's products are not expected to improve and could even possibly decrease further during the second quarter, the Company believes that certain indicators are present which signal that conditions in the industry are improving which could result in price increases for certain of its products during the second half of 1996. However, no assurance can be given that price increases will be implemented or that pricing for the Company's products will be maintained at current levels. Notwithstanding the potential for enhanced pricing, the Company anticipates that the results for the second quarter will be lower than the results reported for the first quarter. The Company will be required in the future to generate sufficient cash flows to fully meet the Company's debt service requirements. The Company has debt amortizations of approximately $262 million in 1997, $490 million in 1998, $481 million in 1999 and $535 million in 2000. In the event that the Company is unable to generate sufficient operating cash flows to fully meet such debt service requirements, it is anticipated that the Company would refinance portions of this indebtedness and/or use a substantial portion of its cash resources and borrowing availabilities under its revolving credit facilities to repay such indebtedness. No assurances can be given that such sources will be available in sufficient amounts for such requirements.

      On November 2, 1995, the Company announced that it has agreed to enter into a joint venture agreement with Four M Corporation (Box USA) to purchase a paperboard mill located in Port St. Joe, Florida, from St. Joe Paper Company for $185 million plus applicable working capital. Under the joint venture agreement, the Company would make a 50 percent common equity investment in the joint venture with a commitment to purchase equity of the joint venture. It is anticipated that the purchase by the joint venture would close in the second quarter of 1996. The completion of the transaction is contingent upon a number of conditions including the placement of non-recourse financing anticipated to approximate $165 million. Upon completion of the transaction, the joint venture would be highly leveraged. The mill has the capacity to produce approximately 500,000 short tons per year, split almost evenly between mottled white and kraft linerboard.

                      PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

     11     Computation of Primary and Fully Diluted Net Income Per
Common Share.

     27     Financial Data Schedule for the three months ended March
31, 1996.

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







Date:  May 15, 1996