Form 10-Q
period 1996-06-30
STONE CONTAINER CORP
filed 1996-08-06
CIK 94610

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Quarterly period ended June 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ___________________ to __________________.

    Commission file number 1-3439


                             STONE CONTAINER CORPORATION
- --------------------------------------------------------------------------------

                (Exact name of registrant as specified in its charter)

Delaware                                    36-2041256
- -------------------------------              --------------------------------
(State or other jurisdiction of incorporation         (I.R.S. employer
or organization)                                      identification no.)


150 North Michigan Avenue, Chicago, Illinois                      60601
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number:  312-346-6600
                                ------------
Indicate by check mark (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                        Yes   X             No
                             -----              ------
Number of common shares outstanding as of July 31, 1996:  99,164,102

                             PART I.  FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS

                     STONE CONTAINER CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                        June 30,   December 31,
(in millions)                                             1996*         1995
- --------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . .$ 128.1      $   40.3
Accounts and notes receivable (less allowances of
 $23.1 and $22.1). . . . . . . . . . . . . . . . . . . .  626.5         743.0
Inventories. . . . . . . . . . . . . . . . . . . . . . .  753.1         733.3
Other. . . . . . . . . . . . . . . . . . . . . . . . . .  164.4         166.3
                                                        ------------------------
          Total current assets . . . . . . . . . . . . .1,672.1       1,682.9
                                                        ------------------------
Property, plant and equipment. . . . . . . . . . . . . .4,832.1       4,750.0
Accumulated depreciation and amortization. . . . . . . (2,240.4)     (2,114.2)
                                                       -------------------------
          Property, plant and equipment--net . . . . . .2,591.7       2,635.8
Timberlands. . . . . . . . . . . . . . . . . . . . . . . . 58.1          57.7
Goodwill . . . . . . . . . . . . . . . . . . . . . . . .  533.4         545.5
Investment in non-consolidated affiliates. . . . . . .  1,129.7       1,096.2
Other. . . . . . . . . . . . . . . . . . . . . . . . . .  445.1         380.8
                                                         -----------------------
Total assets . . . . . . . . . . . . . . . . . . . . $  6,430.1      $6,398.9
                                                      -------------------------
                                                      -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . $  319.5        $347.9
Current maturities of senior and subordinated long-term
 debt. . . . . . . . . . . . . . . . . . . . . . . . . .  186.6          27.1
Notes payable and current maturities of non-recourse debt of
 consolidated affiliates . . . . . . . . . . . . . . . .   45.5          29.3
Income taxes . . . . . . . . . . . . . . . . . . . . . .    4.0            .8
Accrued and other current liabilities. . . . . . . . . .  270.8         296.6
                                                         ----------------------
          Total current liabilities. . . . . . . . . . .  826.4         701.7
                                                        ------------------------
Senior long-term debt. . . . . . . . . . . . . . . . .  2,955.3       2,807.3
Subordinated debt. . . . . . . . . . . . . . . . . . . .  653.5         809.2
Non-recourse debt of consolidated affiliates . . . . . .  252.9         268.6
Other long-term liabilities. . . . . . . . . . . . . . .  314.2         313.7
Deferred taxes . . . . . . . . . . . . . . . . . . . . .  464.5         493.1
Commitments and contingencies. . . . . . . . . . . . . .

STOCKHOLDERS' EQUITY:
   Series E preferred stock. . . . . . . . . . . . . . .  115.0         115.0
   Common stock (99.2 and 99.1 shares outstanding) . . .  952.9         953.1
   Retained earnings . . . . . . . . . . . . . . . . . .   75.3          97.8
   Foreign currency translation adjustment . . . . . . . (177.5)       (156.9)
   Unamortized expense of restricted stock plan. . . . .   (2.4)         (3.7)
                                                         -----------------------
          Total stockholders' equity . . . . . . . . .    963.3       1,005.3
                                                    ----------------------------
Total liabilities and stockholders' equity . . . . $    6,430.1      $6,398.9
                                                    ----------------------------
                                                    ----------------------------
*Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

                      STONE CONTAINER CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                     AND RETAINED EARNINGS (ACCUMULATED DEFICIT)


                                                           Three months ended            Six months ended
                                                                 June 30,                      June 30,
                                                        ------------------------      ------------------------
(in millions except per share)                             1996           1995           1996           1995
- --------------------------------------------------------------------------------------------------------------

Net sales. . . . . . . . . . . . . . . . . . . .       $1,282.3       $1,963.6       $2,603.8       $3,782.8
Cost of products sold. . . . . . . . . . . . . .        1,013.0        1,382.8        1,985.2        2,671.6
Selling, general and administrative expenses . .          156.0          149.2          309.7          304.2
Depreciation and amortization. . . . . . . . . .           79.0           92.7          158.0          188.6
Equity income from affiliates. . . . . . . . . .          (20.6)          (1.9)         (46.8)          (3.8)
Other (income) expense-net . . . . . . . . . . .           (5.3)         (10.2)          (8.1)         (18.5)
- --------------------------------------------------      --------       --------       --------      ---------
Income before interest expense, income taxes, minority
  interest and extraordinary charges . . . . . .           60.2          351.0          205.8          640.7
Interest expense . . . . . . . . . . . . . . . .         (101.5)        (118.1)        (201.1)        (239.5)
- --------------------------------------------------      --------       --------       --------      ---------
Income (loss) before income taxes, minority interest and
  extraordinary charges. . . . . . . . . . . . .          (41.3)         232.9            4.7          401.2
(Provision) credit for income taxes. . . . . . .           19.3          (93.2)           4.7         (160.5)
Minority interest. . . . . . . . . . . . . . . .             .9           (8.7)           1.9          (12.9)
- --------------------------------------------------      --------       --------       --------      ---------
Income (loss) before extraordinary charges . . .          (21.1)         131.0           11.3          227.8
Extraordinary charges from early extinguishment of debt
  (net of income tax benefit). . . . . . . . . .             --           (3.1)            --           (3.1)
- --------------------------------------------------      --------       --------       --------      ---------
Net income (loss). . . . . . . . . . . . . . . .          (21.1)         127.9           11.3          224.7
Preferred stock dividends. . . . . . . . . . . .           (2.0)          (2.0)          (4.0)          (4.0)
- --------------------------------------------------      --------       --------       --------      ---------
Net income (loss) applicable to common shares. .        $ (23.1)       $ 125.9        $   7.3       $  220.7
- --------------------------------------------------      --------       --------       --------      ---------
- --------------------------------------------------      --------       --------       --------      ---------
Retained earnings (accumulated deficit),
 beginning of period . . . . . . . . . . . . . .        $ 113.3        $    .5        $  97.8       $  (96.3)
Net income (loss)  . . . . . . . . . . . . . . .          (21.1)         127.9           11.3          224.7
Cash dividends on common and preferred stock . .          (16.9)            --          (33.8)            --
- --------------------------------------------------      --------       --------       --------      ---------
Retained earnings, end of period . . . . . . . .        $  75.3        $ 128.4        $  75.3       $  128.4
- --------------------------------------------------      --------       --------       --------      ---------
- --------------------------------------------------      --------       --------       --------      ---------
PER SHARE OF COMMON STOCK - PRIMARY:
Income (loss) before extraordinary charges . . .        $  (.23)       $  1.42        $   .07       $   2.46
Extraordinary charges from early extinguishment of debt
  (net of income tax benefit). . . . . . . . . .             --           (.03)            --           (.03)
- --------------------------------------------------      --------       --------       --------      ---------
Net income (loss). . . . . . . . . . . . . . . .        $  (.23)       $  1.39        $   .07       $   2.43
- --------------------------------------------------      --------       --------       --------      ---------
- --------------------------------------------------      --------       --------       --------      ---------
PER SHARE OF COMMON STOCK - FULLY DILUTED:
Income (loss) before extraordinary charges . . .        $  *           $  1.12        $  *          $   1.97
Extraordinary charges from early extinguishment of debt
  (net of income tax benefit). . . . . . . . . .           *              (.03)          *              (.03)
- --------------------------------------------------      --------       --------       --------      ---------
Net income (loss). . . . . . . . . . . . . . . .        $  *           $  1.09        $  *          $   1.94
                                                        --------      --------       --------      ---------
                                                        --------       --------       --------      ---------
Cash dividends . . . . . . . . . . . . . . . . .        $   .15        $    --        $   .30       $     --
                                                        --------       --------       --------      ---------
                                                        --------       --------       --------      ---------
Common shares and common share equivalents outstanding
  (weighted average, in millions):
    Primary. . . . . . . . . . . . . . . . . . .           99.2           90.8           99.4           90.8
                                                        --------       --------       --------      ---------
                                                        --------       --------       --------      ---------
    Fully Diluted. . . . . . . . . . . . . . . .            *            117.9            *            118.4
                                                        --------       --------       --------      ---------
                                                        --------       --------       --------      ---------




  Unaudited; subject to year-end audit
  The accompanying notes are an integral part of these statements.
*Fully diluted amounts and average shares outstanding have not been presented due to anti-dilutive nature.

                     STONE CONTAINER CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                          Three months ended            Six months ended
                                                                June 30,                      June 30,
                                                        ------------------------      ------------------------
                                                           1996          1995           1996           1995
                                                        ----------     ---------      ---------      ---------
(in millions except per share)
- -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . .       $  (21.1)      $  127.9       $   11.3       $  224.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization. . . . . . . . .           79.0           92.7          158.0          188.6
  Deferred taxes . . . . . . . . . . . . . . . .          (27.1)          65.2          (23.4)         108.6
  Foreign currency transaction losses (gains). .             .3           (4.3)            .5           (4.3)
  Equity income from affiliates. . . . . . . . .          (20.6)          (1.9)         (46.8)          (3.8)
  Extraordinary charges from early extinguishment of debt    --            3.1             --            3.1
  Other--net . . . . . . . . . . . . . . . . . .           14.7           21.4           30.0           37.9

Changes in current assets and liabilities:
  (Increase) decrease in accounts and notes receivable--net 57.4         (69.3)         115.5         (178.8)
  (Increase) decrease in inventories . . . . . .           27.7          (32.2)         (22.1)         (71.5)
  Increase in other current assets . . . . . . .           (6.3)          (1.6)         (11.1)         (23.0)
  Increase (decrease) in accounts payable and other current
   liabilities . . . . . . . . . . . . . . . . .          (24.2)          21.5          (47.2)          47.1
- --------------------------------------------------      --------       --------       --------      ---------
Net cash provided by operating activities. . . .           79.8          222.5          164.7          328.6
- --------------------------------------------------      --------       --------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on debt. . . . . . . . . . . . . .          (11.8)         (74.5)         (75.0)        (374.6)
Payments by consolidated affiliates on non-recourse debt    (.8)        (123.2)          (5.9)        (138.7)
Borrowings . . . . . . . . . . . . . . . . . . .           38.0           33.5          226.7          299.2
Non-recourse borrowings of consolidated affiliates           .4             --            1.6            1.7
Proceeds from issuance of common stock-net . . .             --             .8             --             .8
Cash dividends . . . . . . . . . . . . . . . . .          (16.9)            --          (33.8)            --
- --------------------------------------------------      --------       --------       --------      ---------
Net cash provided by (used in) financing activities         8.9         (163.4)         113.6         (211.6)
- --------------------------------------------------      --------       --------       --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . .          (60.5)        (113.5)        (102.3)        (182.0)
Proceeds from sales of assets. . . . . . . . . .            5.4            6.6            8.0            9.0
Purchase of securities of a non-consolidated affiliate       --             --          (39.6)            --
Payments made for businesses acquired. . . . . .          (38.0)          (8.4)         (43.7)         (11.5)
Other--net . . . . . . . . . . . . . . . . . . .           (6.5)          (9.5)         (11.3)          (3.7)
- --------------------------------------------------      --------       --------       --------      ---------
Net cash used in investing activities. . . . . .          (99.6)        (124.8)        (188.9)        (188.2)
- --------------------------------------------------      --------       --------       --------      ---------
Effect of exchange rate changes on cash. . . . .            (.4)            .5           (1.6)           8.5
- --------------------------------------------------      --------       --------       --------      ---------
Net increase (decrease) in cash and cash equivalents      (11.3)         (65.2)          87.8          (62.7)
Cash and cash equivalents, beginning of period .          139.4          111.1           40.3          108.6
- --------------------------------------------------      --------       --------       --------      ---------
Cash and cash equivalents, end of period . . . .        $ 128.1        $  45.9        $ 128.1       $   45.9
                                                        --------       --------       --------      ---------
                                                        --------       --------       --------      ---------




See Note 10 regarding supplemental cash flow information.
Unaudited; subject to year-end audit
The accompanying notes are an integral part of these statements.

                     STONE CONTAINER CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-
K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 1996 and the results of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995.

NOTE 2:  RECLASSIFICATIONS

Certain prior year amounts have been restated to conform with the current year presentation in the Consolidated Statements of Cash Flows.

NOTE 3:  SUBSEQUENT EVENTS

On July 24, 1996 the Company, in a private placement, sold $125 million principal amount of Rating Adjustable Senior Notes due 2016 ("Rating Adjustable Senior Notes"). Interest, which is payable semi-annually commencing February 1, 1997, will be determined by reference to the credit ratings assigned to the Rating Adjustable Senior Notes from time to time by Moody's Investors Service, Inc. or Standard and Poor's Corporation. The initial interest rate, which is guaranteed for 12 months, is 11-7/8 percent. Net proceeds from the sale of the Rating Adjustable Senior Notes will be used for general corporate purposes, which may include the repayment of debt.

    On July 24, 1996, Stone Venepal (Celgar) Pulp, Inc. ("SVCPI"), an indirect subsidiary of Stone Container, and CITIC B.C. Inc., an indirect subsidiary of China International Trust and Investment Corporation, entered into an agreement which among other items contemplates the creation of a new corporation that would own the Celgar pulp mill in Castlegar, British Columbia. See also Note 11.

    Additionally, on July 12, 1996, the Company and Gaylord Container Corporation entered into a joint venture whereby the retail packaging businesses of these two companies were combined to form S&G Packaging Company, L.L.C. ("S&G"). The Company will account for its interest in S&G in accordance with the equity method of accounting. S&G produces paper grocery bags and sacks, handle sacks and variety bags, with estimated annual sales in excess of $300 million and serves supermarkets, quick service restaurants, paper distributors and non-food mass merchandisers throughout North America and the Caribbean.

NOTE 4:  JOINT VENTURE

On May 30, 1996, the Company consummated its previously announced joint venture agreement with Four M Corporation (Box USA) for the purchase of a paperboard mill located in Port St. Joe, Florida, from St. Joe Paper Company for $185 million plus applicable working capital by Florida Coast Paper Company, L.L.C. ("FCPC"). As part of the transaction, FCPC sold, through a private placement, debt of approximately $165 million. Such debt is non-recourse to the Company. The Company accounts for its investment in accordance with the equity method of accounting.

NOTE 5:  SUBSIDIARY ISSUANCE OF STOCK

On November 1, 1995, Stone-Consolidated Corporation ("Stone-Consolidated"), a Canadian subsidiary of the Company, amalgamated its operations (the "Amalgamation") with Rainy River Forest Products Inc., a Toronto-based Canadian pulp and paper company. As a result of the issuance of common shares by Stone-Consolidated associated with the Amalgamation, the Company's equity ownership in Stone-Consolidated was reduced from 74.6 percent to 46.6 percent. Accordingly, effective November 1, 1995 the Company began reporting Stone-Consolidated as a non-consolidated affiliate under the equity method of accounting. Prior to such date, the Company reported Stone-Consolidated as a consolidated subsidiary.

NOTE 6:  REFINANCING

On March 22, 1996, the Company and its bank group amended and restated the Company's bank credit agreement to, among other things, provide for an additional senior secured term loan facility of $190 million with a final maturity of October 1, 2003 and a supplemental revolving credit facility of $110 million maturing May 15, 1999 (the "Supplemental Revolver"). Additionally, the Company received consents from a majority of its holders to waive mandatory repayment of no less than 80 percent of each of its term loans from excess cash flow (as defined) until September 1997. The credit agreement as amended no longer has a cross-acceleration provision in the event of an acceleration of the non-recourse debt of Stone Venepal (Celgar) Pulp, Inc. The funds provided by the new term loan facility were used to repay indebtedness outstanding under the Company's $450 million revolving credit facility under the bank credit agreement without reducing the commitments thereunder, and provide liquidity in the form of cash. The Company has not borrowed under the Supplemental Revolver. The Company's bank credit agreement, as amended, now consists of three senior secured term loan facilities aggregating $790 million which mature through October 1, 2003, a $450 million senior secured revolving credit facility commitment maturing May 15, 1999, which includes a $25 million swing-line sub-facility, and the Supplemental Revolver (collectively the "Credit Agreement").

    On June 20, 1996, the Company and its bank group further amended the Company's bank Credit Agreement to permit the Company to contribute its retail packaging assets into a joint venture with Gaylord Container Corporation. See also Note 3.

NOTE 7:  PURCHASE OF SECURITIES OF A NON-CONSOLIDATED AFFILIATE

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

NOTE 8:  ADOPTION OF NEW ACCOUNTING STANDARDS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a material effect on the Company's financial statements.

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


NOTE 9:  INVENTORIES

Inventories are summarized as follows:


                                                      June 30,  December 31,
    (in millions)                                     1996         1995
      -----------                                  -----------  ------------
    Raw materials and supplies . . . . . . .        $268.6         $287.5
    Paperstock . . . . . . . . . . . . . . .         379.7          358.8
    Work in process. . . . . . . . . . . . .          23.0           23.1
    Finished products. . . . . . . . . . .           140.0          123.1
     ----------------------------------------      ----------   ------------
     . . . . . . . . . . . . . . . . . . . .         811.3          792.5
    Excess of current cost over LIFO inventory
     value . . . . . . . . . . . . . . . . .         (58.2)         (59.2)
                                                   ----------   ------------
    Total inventories. . . . . . . . . . . .      $  753.1     $    733.3
                                                   ---------    ------------
                                                   ---------    ------------

NOTE 10:  ADDITIONAL CASH FLOW STATEMENT INFORMATION

The Company's cash payments for interest and income taxes were as follows:


                                        Three months ended  Six months ended
                                            June 30,              June 30,
                                        ---------------       ---------------
    (in millions)                       1996     1995         1996     1995
     -------------                      ------   ------       ------   ------
    CASH PAID DURING THE PERIODS FOR:
    Interest (net of capitalization)   $101.6   $116.2       $194.3   $233.3
    Income taxes (net of refunds)         9.3     51.0         12.1     62.0
                                        ------   ------       ------   ------
                                        ------   ------       ------   ------


NOTE 11:  COMMITMENTS AND CONTINGENCIES

On July 24, 1996, Stone Venepal (Celgar) Pulp, Inc. ("SVCPI"), an indirect subsidiary of Stone Container, and CITIC B.C. Inc., an indirect subsidiary of China International Trust and Investment Corporation, entered into an agreement which among other items contemplates the creation of a new corporation that would own the Celgar pulp mill in Castlegar, British Columbia. Other portions of the agreement focus on the manner in which CITIC B.C. Inc. would cure its defaults with lenders and SVCPI.

    The agreement contemplates establishment of a new entity that would own 100 percent of the interest in the mill. The new entity would be owned 50 percent by CITIC Canada, Inc., and 45 percent by Stone Container (Canada) Inc., with the remaining 5 percent owned by a subsidiary of Venepal S.A.C.A., the Venezuelan pulp and paper company.


    As part of the agreement, CITIC B.C. Inc. has agreed to bring current all interest, fees and expense payments due on its indebtedness, including reimbursements to Stone for amounts previously advanced on behalf of CITIC B.C. Inc.

    Lenders to the mill are subject to a six-month moratorium with respect to pursuing their rights, to provide time to work with SVCPI and CITIC B.C. Inc. toward an acceptable restructuring of indebtedness at the mill, which is non-recourse to the Company. No assurances can be given, however, that an acceptable restructuring can be accomplished during such moratorium.

    In addition to the advances made by the Company to SVCPI to cure CITIC B.C. Inc.'s payment defaults and fund CITIC B.C. Inc.'s portion of operating expenses, the Company has from time to time advanced amounts to SVCPI to fund operating deficits and debt service requirements. The extent of any advances that the Company may make in the future to SVCPI are likely to depend on the terms of any restructuring achieved with the lenders and operating results at the Celgar mill.

                      STONE CONTAINER CORPORATION AND SUBSIDIARIES

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Effective November 1, 1995, the Company began reporting Stone-Consolidated Corporation ("Stone-Consolidated") as a non-consolidated affiliate in accordance with the equity method of accounting. Prior to such date the Company reported Stone-Consolidated as a consolidated subsidiary. See also Note 5.

    Provided below is certain financial data for the three and six months ended June 30, 1996 and 1995. Also provided, for comparative purposes only, is supplemental restated financial data for the three and six months ended June 30, 1995 assuming that the historical financial results of Stone-Consolidated were reported by the Company in accordance with the equity method of accounting effective January 1, 1995.




                                                                    Three months                                   Six months
                                                                           ended                                        ended
                                       Three months ended June 30, June 30, 1995     Six months ended June 30,  June 30, 1995
                                            1996           1995       (restated)         1996           1995       (restated)
                                         ---------      ---------      ---------      ---------      ---------      ---------
Net sales. . . . . . . . . . . . . . .  $1,282.3       $1,963.6       $1,700.1       $2,603.8       $3,782.8       $3,291.1
Depreciation and amortization. . . . .      79.0           92.7           75.9          158.0          188.6          155.5
Interest expense . . . . . . . . . . .     101.5          118.1          109.7          201.1          239.5          222.1
Income (loss) before income
 taxes, minority interest and
 extraordinary charges . . . . . . . .     (41.3)         232.9          206.4            4.7          401.2          360.8
Net income (loss). . . . . . . . . . .  $  (21.1)      $  127.9       $  127.9       $   11.3       $  224.7       $  224.7



    The net loss for the 1996 second quarter was $21.1 million, or $.23 per share of common stock while income before the extraordinary loss from the early extinguishment of debt for the 1995 second quarter was $131 million, or $1.42 per share of common stock on a primary basis and $1.12 per share of common stock on a fully diluted basis. In the 1995 second quarter, the Company recorded an extraordinary loss from the early extinguishment of debt of $3.1 million, net of income tax benefit, or $.03 per share of common stock, resulting in net income for the 1995 second quarter of $127.9 million, or $1.39 per share of common stock on a primary basis and $1.09 per share of common stock on a fully diluted basis.

    For the six months ended June 30, 1996, the Company recorded net income of $11.3 million, or $.07 per share of common stock. For the six months ended June 30, 1995, income before the extraordinary loss from the early extinguishment of debt was $227.8 million, or $2.46 per share of common stock on a primary basis and $1.97 per share of common stock on a fully diluted basis. The extraordinary loss from the early extinguishment of debt recorded in the 1995 second quarter resulted in net income for the six months ended June 30, 1995 of $224.7 million, or $2.43 per share of common stock on a primary basis and $1.94 per share of common stock on a fully diluted basis.

    Net sales for the three and six month periods ended June 30, 1996 decreased $681.3 million and $1.18 billion, respectively, from the comparable prior year periods. Net sales for the second quarter and first half of 1995 included $263.5 million and $491.7 million, respectively, of sales of Stone-Consolidated. Excluding the effect of Stone-Consolidated, sales for the second quarter and first half of 1996 decreased approximately $417.8 million or 24.6 percent, and $687.3 million or 20.9 percent, respectively, from the comparable prior year periods.

    The decreases in sales and net income for the second quarter and first half of 1996 from the prior year periods primarily resulted from lower average selling prices for the majority of the Company's products; additionally, market related downtime at certain pulp and paper mills also contributed to the decreases.

    The results for the second quarter and first half of 1996 also reflect reductions in interest expense due to lower average outstanding indebtedness and decreases in average interest rates, and decreases in recycled fiber costs, as compared with the prior year periods.

    Shipments of corrugated containers, including the Company's proportionate share of the shipments by its foreign affiliates, were 13.4 billion square feet for both the second quarter of 1996 and the second quarter of 1995. For the first six months of 1996, the Company shipped 26.5 billion square feet of corrugated containers, compared with 27.1 billion square feet shipped during the first half of 1995. Shipments of paper bags and sacks were 136 thousand tons and 278 thousand tons for the three and six months ended June 30, 1996, respectively, compared with 147 thousand tons and 294 thousand tons shipped during the comparable 1995 periods.

    Production of containerboard and kraft paper for the three and six months ended June 30, 1996 were 1.16 million tons and 2.30 million tons, respectively, compared to 1.28 million tons and 2.61 million tons produced during the comparable 1995 periods.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital ratio was 2.0 to 1 at June 30, 1996 and 2.4 to 1 at December 31, 1995. The Company's long-term debt to total capitalization ratio was 73.0 percent at June 30, 1996 and 72.2 percent at December 31, 1995. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of certain consolidated affiliates which is non-recourse to the Company), deferred income taxes, minority interest and stockholders' equity.

    The Company's primary capital requirements consist of debt service and capital expenditures, including capital investment for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. The Company is highly leveraged, and while highly leveraged, will incur substantial ongoing interest expense. No significant debt maturities or amortization obligations are due until June 1997 when the Company's $150 million 10-3/4 percent Senior Subordinated Notes mature.

    On March 22, 1996, the Company and its bank group amended the Company's bank credit agreement. See also Note 6. At July 31, 1996, the Company had borrowing availability of approximately $517 million (net of letters of credit which reduce the amount available to be borrowed) under its revolving credit facilities. In addition, the Company at July 31, 1996 had short term investments of $111 million. The term loans and the $450 million revolving credit facility had weighted average interest rates for the six months ended June 30, 1996 of 8.8 percent and 8.7 percent, respectively. The weighted average rates do not include the effect of the amortization of deferred debt issuance costs.

OPERATING ACTIVITIES:

Net cash provided by operating activities was $164.7 million for the six months ended June 30, 1996, compared with $328.6 million for the comparable period of 1995.

FINANCING ACTIVITIES:

In April 1996, the Company issued $33.3 million aggregate principal amount of tax-exempt, industrial development revenue bonds. The proceeds from the issuance have been and will be used to acquire, construct and install certain solid waste disposal components of the Company's containerboard mill facilities located in Snowflake, Arizona and Port Wentworth, Georgia.

    On March 22, 1996, the Company borrowed $190 million under a senior secured term loan facility provided under its Credit Agreement. See also Note 6. The proceeds of the term loan were used to repay indebtedness outstanding under the Company's $450 million revolving credit facility (without a corresponding reduction in commitments) and provide additional liquidity in the form of cash.

    On July 24, 1996 the Company, in a private placement, sold $125 million principal amount of Rating Adjustable Senior Notes due 2016. See also Note 3.

    In each of the first and second quarters of 1996, the Company paid quarterly cash dividends of $.4375 per share on its Series E Cumulative Preferred Stock and $.15 per share on its common stock. On July 22, 1996, the Company's Board of Directors declared a quarterly cash dividend of $.4375 per share on the Series E Cumulative Preferred Stock, payable August 15, 1996 and a quarterly cash dividend of $.15 per share on the Company's common stock, payable September 13, 1996.

INVESTING ACTIVITIES:

Capital expenditures for the six months ended June 30, 1996 totalled approximately $102.3 million.

    On July 24, 1996, Stone Venepal (Celgar) Pulp, Inc. ("SVCPI"), an indirect subsidiary of Stone Container, and CITIC B.C. Inc., an indirect subsidiary of China International Trust and Investment Corporation, entered into an agreement which among other items contemplates the creation of a new corporation that would own the Celgar pulp mill in Castlegar, British Columbia. See also Note 11.

     On July 12, 1996, the Company and Gaylord Container Corporation entered into a joint venture whereby the retail packaging businesses of these two companies were combined to form S&G Packaging Company, L.L.C. See also Note 3.

    On May 30, 1996, the Company consummated its previously announced joint venture agreement with Four M Corporation (Box USA) for the purchase of a paperboard mill located in Port St. Joe, Florida, from St. Joe Paper Company for
$185 million plus applicable working capital.   See also Note 4.

    Additionally, during the 1996 first quarter the Company purchased approximately $40 million of convertible debt securities of Financiere Carton Papier ("FCP"), a non-consolidated affiliate of the Company, in order to provide FCP with sufficient funds for debt service and general working capital purposes. See also Note 7.

OUTLOOK:

The Company's net income decreased from $32.4 million in the first quarter of 1996 to a net loss of $21.1 million in the 1996 second quarter as pricing for the Company's paperboard and paper packaging products continued to decline primarily due to sluggish demand and relatively high industry inventory levels. Beginning in late 1995, demand for containerboard and market pulp was dramatically reduced and the Company, in an effort to prevent excessive increases in inventory, took significant downtime at various of its mills in the last half of 1995 and in the first half of 1996. The Company believes that conditions in the industry are improving which could result in price increases for certain of its products during the latter part of 1996. However, no assurance can be given that price increases will be implemented or that pricing for the Company's products will be maintained at current levels.

    The Company will be required in the future to generate sufficient cash flows to fully meet the Company's debt service requirements. The Company has debt amortizations of approximately $256 million in 1997, $489 million in 1998, $481 million in 1999 and $535 million in 2000. In the event that the Company is unable to generate sufficient operating cash flows to fully meet such debt service requirements, it is anticipated that the Company would refinance portions of this indebtedness and/or use a substantial portion of its cash resources and borrowing availabilities under its revolving credit facilities to repay such indebtedness. No assurance can be given that such sources will be available in sufficient amounts for such requirements.

                             PART II.  OTHER INFORMATION



Item 2.  Changes in Securities

    As previously reported in a Report on Form 8-K dated May 16, 1996, the Company amended the Rights Agreement, dated as of July 25, 1988, as amended July 23, 1990.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     4(r) Amendment No. 1 to Guaranty, dated as of June 1, 1996, among Continental Holdings, Inc., Continental Group, Inc. and the Company.

     4(s) First Amendment of Credit Agreement, dated as of June 20, 1996, among the Company and the Lenders named therein.

    11     Computation of Primary and Fully Diluted Net Income (Loss) Per
Common Share.

    27     Financial Data Schedule for the six months ended June 30, 1996.

(b) Reports on Form 8-K

     1. A Report on Form 8-K dated May 16, 1996 was filed under Item 5 - Other Events.

     2. A Report on Form 8-K dated June 28, 1996 was filed under Item 5 - Other Events.

     3. A Report on Form 8-K dated July 19, 1996 was filed under Item 5 - Other Events.

     4. A Report on Form 8-K dated July 25, 1996 was filed under Item 5 - Other Events.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STONE CONTAINER CORPORATION



                                       By:  /s/  THOMAS P. CUTILLETTA
                                            ---------------------------------
                                              Thomas P. Cutilletta
                                              Senior Vice President,
                                              Administration and
                                              Corporate Controller (Principal
                                              Accounting Officer)

Date:  August 6, 1996