Form 10-Q
period 1996-09-30
STONE CONTAINER CORP
filed 1996-11-14
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q


[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

        For the Quarterly period ended September 30, 1996

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

        For the transition period from ___________________ to
         __________________.

        Commission file number 1-3439


                     STONE CONTAINER CORPORATION
        (Exact name of registrant as specified in its charter)

Delaware                                              36-2041256
(State or other jurisdiction                      (I.R.S. employer
of incorporation or organization )               identification no.)

150 North Michigan Avenue, Chicago, Illinois             60601
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number:  312-346-6600

Indicate by check mark (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                    Yes   X                      No

Number of common shares outstanding as of November 8, 1996:  99,169,602

                       PART I.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

               STONE CONTAINER CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
(in millions)                                             1996*          1995
_____________________________________________     _____________    ___________
Assets
Current assets:
Cash and cash equivalents....................     $      209.7    $      40.3
Accounts and notes receivable (less
 allowances of $23.9 and $22.1)..............            606.4          743.0
Inventories..................................            720.6          733.3
Other........................................            142.1          166.3
_____________________________________________     _____________    ___________
          Total current assets...............          1,678.8        1,682.9
_____________________________________________     _____________    ___________
Property, plant and equipment................          4,819.1        4,750.0
Accumulated depreciation and amortization....         (2,249.6)      (2,114.2)
_____________________________________________     _____________    ___________
          Property, plant and equipment--net.          2,569.5        2,635.8
Timberlands..................................             43.5           57.7
Goodwill.....................................            496.3          545.5
Investment in non-consolidated affiliates....          1,160.6        1,096.2
Other........................................            476.2          380.8
_____________________________________________     _____________    ___________
Total assets.................................     $    6,424.9     $  6,398.9
=============================================     =============    ===========

Liabilities and stockholders' equity
Current liabilities:
Accounts payable.............................     $      304.3     $    347.9
Current maturities of senior and
  subordinated long-term debt................            183.0           27.1
Notes payable and current maturities of non-
 recourse debt of consolidated affiliates....             35.2           29.3
Income taxes.................................               --             .8
Accrued and other current liabilities........            301.0          296.6
_____________________________________________     _____________    ___________
          Total current liabilities..........            823.5          701.7
_____________________________________________     _____________    ___________
Senior long-term debt........................          3,277.0        2,807.3
Subordinated debt............................            423.6          809.2
Non-recourse debt of consolidated affiliates.            252.6          268.6
Other long-term liabilities..................            310.7          313.7
Deferred taxes...............................            440.9          493.1
Commitments and contingencies................

Stockholders' equity:
   Series E preferred stock..................            115.0          115.0
   Common stock (99.2 and 99.1 shares
      outstanding)...........................            953.0          953.1
   Retained earnings.........................              7.4           97.8
   Foreign currency translation adjustment...           (176.8)        (156.9)
   Unamortized expense of restricted
    stock plan...............................             (2.0)          (3.7)
_____________________________________________     _____________    ___________
          Total stockholders' equity.........            896.6        1,005.3
_____________________________________________     _____________    ___________
Total liabilities and stockholders' equity...     $    6,424.9     $  6,398.9
=============================================     =============    ===========

*Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

                   STONE CONTAINER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                       Three months ended    Nine months ended
                                          September 30,        September 30,
(in millions except per share)          1996       1995      1996       1995
_________________________________    _________  _________  _________  _________
Net sales........................    $1,295.1   $1,924.0   $3,898.9   $5,706.8
Cost of products sold............     1,037.1    1,330.4    3,022.3    4,002.0
Selling, general and
 administrative expenses.........       148.1      151.7      457.7      455.9
Depreciation and amortization....        78.2       97.1      236.2      285.7
Equity (income) from affiliates..       (10.2)      (2.5)     (57.0)      (6.2)
Other (income) expense-net.......         (.1)     (11.5)      (8.2)     (30.0)
_________________________________    _________  _________  _________  _________
Income before interest expense,
 income taxes, minority interest
 and extraordinary charges.......        42.0      358.8      247.9      999.4
Interest expense.................      (106.8)    (114.5)    (308.0)    (354.0)
_________________________________    _________  _________  _________  _________
Income (loss) before income
 taxes, minority interest and
 extraordinary charges...........       (64.8)     244.3      (60.1)     645.4
(Provision) credit for income
 taxes...........................        17.4     (102.6)      22.1     (263.1)
Minority interest................         (.3)     (12.7)       1.5      (25.5)
_________________________________    _________  _________  _________  _________
Income (loss) before
 extraordinary charges...........       (47.7)     129.0      (36.5)     356.8
Extraordinary charges from early
 extinguishment of debt
 (net of income tax benefit).....        (3.3)    (177.9)      (3.3)    (181.0)
_________________________________    _________  _________  _________  _________
Net income (loss)................       (51.0)     (48.9)     (39.8)     175.8
Preferred stock dividends........        (2.0)      (2.0)      (6.0)      (6.0)
_________________________________    _________  _________  _________  _________
Net income (loss) applicable to
 common shares...................    $  (53.0)  $  (50.9)  $  (45.8)  $  169.8
_________________________________    =========  =========  =========  =========

Retained earnings (accumulated
 deficit), beginning of period...    $   75.3   $  128.4   $   97.8   $  (96.3)
Net income (loss)................       (51.0)     (48.9)     (39.8)     175.8
Cash dividends on common and
 preferred stock.................       (16.9)     (24.6)     (50.6)     (24.6)
_________________________________    _________  _________  _________  _________
Retained earnings, end of period.    $    7.4   $   54.9   $    7.4   $   54.9
_________________________________    =========  =========  =========  =========
Per share of common stock - Primary:
Income (loss) before
 extraordinary charges...........    $   (.50)  $   1.32   $   (.43)  $   3.79
Extraordinary charges from early
 extinguishment of debt
 (net of income tax benefit).....        (.03)     (1.85)      (.03)     (1.95)
_________________________________    _________  _________  _________  _________
Net income (loss)................    $   (.53)  $   (.53)  $   (.46)  $   1.84
_________________________________    =========  =========  =========  =========

Per share of common stock -
  Fully Diluted:
Income (loss) before
 extraordinary charges...........    $    *     $   1.12   $    *     $   3.08
Extraordinary charges from early
 extinguishment of debt
 (net of income tax benefit).....         *        (1.57)       *        (1.55)
_________________________________    ---------  ---------  ---------  ---------
Net income (loss)................    $    *     $   (.45)  $    *     $   1.53
_________________________________    =========  =========  =========  =========

Cash dividends...................    $    .15   $    .15   $    .45   $    .15
                                     ========   ========   ========   ========
Common shares and common share
 equivalents outstanding
 (weighted average, in millions):
    Primary......................        99.2       95.9       99.2       92.5
                                     =========  =========  =========  =========
    Fully Diluted................         *        113.1        *        116.6
                                     =========  =========  =========  =========

  Unaudited; subject to year-end audit

  The accompanying notes are an integral part of these statements.
*Fully diluted amounts and average shares outstanding have not been presented due to anti-dilutive nature.


                   STONE CONTAINER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Three months ended   Nine months ended
                                             September 30,       September 30,
                                            1996      1995       1996     1995
(in millions except per share)
______________________________________   ________  ________  ________  ________
Cash flows from operating activities:
Net income (loss).....................   $ (51.0)  $ (48.9)  $ (39.8)  $ 175.8
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Depreciation and amortization.......      78.2      97.1     236.2     285.7
  Deferred taxes......................     (21.6)     74.4     (45.0)    183.0
  Foreign currency transaction gains..      (2.4)     (5.6)     (1.9)     (9.9)
  Equity income from affiliates.......     (10.2)     (2.5)    (57.0)     (6.2)
  Extraordinary charges from early
   extinguishment of debt.............       3.3     177.9       3.3     181.0
  Other--net..........................        .3      37.5      30.3      75.3

Changes in current assets and
 liabilities net of adjustments for
 dispositions and an acquisition:
  (Increase) decrease in accounts and
   notes receivable--net..............      32.3      16.0     147.8    (162.8)
  Increase in inventories.............     (12.0)    (73.6)    (34.1)   (145.1)
  Decrease in other current assets....      16.1      31.0       5.0       8.0
  Increase (decrease) in accounts
   payable and other current
   liabilities........................      28.0      35.4     (19.2)     82.5
______________________________________   __________________  __________________
Net cash provided by operating
 activities...........................      61.0     338.7     225.6     667.3
______________________________________   __________________  __________________

Cash flows from financing activities:
Payments made on debt.................    (239.7)   (329.3)   (314.7)   (703.9)
Payments by consolidated affiliates
 on non-recourse debt.................     (11.5)     (5.7)    (17.4)   (144.4)
Borrowings............................     316.3     191.1     538.0     490.3
Non-recourse borrowings of
 consolidated affiliates..............        --       2.4       1.6       4.1
Proceeds from issuance of common
 stock-net............................        --        .8        --       1.6
Cash dividends........................     (16.9)    (24.6)    (50.6)    (24.6)
______________________________________   __________________  __________________
Net cash provided by (used in)
 financing activities.................      48.2    (165.3)    156.9    (376.9)
______________________________________   __________________  __________________

Cash flows from investing activities:
Capital expenditures..................     (56.4)    (97.7)   (158.7)   (279.7)
Proceeds from sales of assets.........      32.6       6.8      40.6      15.8
Purchase of securities of a non-
 consolidated affiliate...............        --        --     (39.6)       --
Payments made for businesses acquired.        --     (13.2)    (43.4)    (24.7)
Other--net............................      (3.9)    (13.0)    (10.5)    (16.7)
______________________________________   __________________  __________________
Net cash used in investing activities.     (27.7)   (117.1)   (211.6)   (305.3)
______________________________________   __________________  __________________

Effect of exchange rate changes on
 cash.................................        .1        --      (1.5)      8.5
______________________________________   __________________  __________________
Net increase (decrease) in cash and
 cash equivalents.....................      81.6      56.3     169.4      (6.4)
Cash and cash equivalents, beginning
 of period............................     128.1      45.9      40.3     108.6
______________________________________   __________________  __________________
Cash and cash equivalents, end of
 period...............................   $ 209.7   $ 102.2   $ 209.7   $ 102.2
                                         =======   =======   =======   =======

See Note 12 regarding non-cash investing and financing activities and supplemental cash flow information.

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.


                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 1996 and the results of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995.

NOTE 2:  Reclassifications

Certain prior year amounts have been restated to conform with the current year presentation in the Consolidated Statements of Cash Flows.

NOTE 3:  Sale of Non-core Assets

On September 11, 1996, the Company sold the majority of its U.S. wood products assets to U.S. Forest Industries, Inc. for cash and debt securities. The Company incurred a loss from the sale approximating $11 million, or $.11 per common share.

NOTE 4:  Joint Ventures

On July 12, 1996, the Company and Gaylord Container Corporation entered into a joint venture whereby the retail packaging businesses of these two companies were merged to form S&G Packaging Company, L.L.C. ("S&G"). The Company accounts for its interest in S&G under the equity method. S&G produces paper grocery bags and sacks, handle sacks and variety bags, with estimated annual sales in excess of $300 million and serves supermarkets, quick service restaurants, paper distributors and non-food mass merchandisers throughout North America and the Caribbean.

         On May 30, 1996, the Company entered into a joint venture with Four M Corporation (Box USA) ("Four M") to form Florida Coast Paper Company, L.L.C. ("FCPC") to purchase a paperboard mill located in Port St. Joe, Florida, from St. Joe Paper Company for $185 million plus
applicable working capital.   As part of the transaction, FCPC sold,
through a private placement, debt of approximately $165 million. Pursuant to an exchange offer, such privately-placed debt can be exchanged for registered notes identical to the privately-placed notes. The Company accounts for its investment in FCPC under the equity method. Concurrent with the formation of the joint venture, the Company and Four M entered into output purchase agreements with FCPC which require each of the joint venture partners to purchase 50 percent of the production of FCPC. The output purchase agreements also require the Company and Four M to equally share in the funding of certain cash flow deficits of FCPC.

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

NOTE 6:  Debt Financing Activities

On July 24, 1996 the Company, in a private placement, sold $125 million principal amount of 11-7/8 percent Rating Adjustable Senior Notes due 2016 ("Rating Adjustable Senior Notes"). Interest, which is payable semi-annually commencing February 1, 1997, can be adjusted from time to time by reference to the credit rating assigned to the Rating Adjustable Senior Notes by Moody's Investors Service, Inc. and/or Standard and Poor's Corporation. Net proceeds from the sale of the Rating Adjustable Senior Notes were used to fund a portion of the redemption of the Company's 11-1/2 percent Senior Subordinated Notes due September 1, 1999 ("11-1/2 percent Senior Subordinated Notes"). Subsequently, on November 8, 1996, pursuant to an exchange offer, the holders of the privately placed debt exchanged such notes for registered notes. See also Note 7.

         On August 16, 1996, Stone Container Finance Company of Canada ("SCFCC"), a newly-formed, wholly-owned subsidiary of the Company, sold $200 million principal amount of 11-1/2 percent Senior Notes due August 15, 2006 (the "SCFCC Notes"). Payment of the principal and interest on the SCFCC Notes is guaranteed by the Company. Interest on the SCFCC Notes is payable semi-annually commencing February 15, 1997. Net proceeds of the SCFCC Notes were used to fund a portion of the redemption of the Company's 11-1/2 percent Senior Subordinated Notes and for general corporate purposes.

NOTE 7:  Debt Repurchase

On September 16, 1996, the Company purchased and retired the remaining $222 million principal amount of its 11-1/2 percent Senior Subordinated Notes at a price of 101.438 percent of the principal amount plus accrued interest. Primarily as a result of this transaction, the Company incurred extraordinary charges for the early extinguishment of debt of $3.3 million for the third quarter and first nine months of 1996. Funding for repurchase of the 11-1/2 percent Senior Subordinated Notes was financed from the sale of the Rating Adjustable Senior Notes and a portion of the SCFCC Notes. Earlier in the year, the Company purchased $8 million of the 11-1/2 percent Senior Subordinated Notes on the open market at an average price of 99.5 percent of the principal amount.

NOTE 8:  Credit Agreement Amendments

On March 22, 1996, the Company and its bank group amended and restated the Company's bank credit agreement to, among other things, provide for an additional senior secured term loan facility of $190 million with a final maturity of October 1, 2003 and a supplemental revolving credit facility of $110 million maturing May 15, 1999 (the "Supplemental Revolver"). Additionally, the Company received consents from a majority of its holders to waive mandatory repayment. Such consents waive mandatory repayment requirements from excess cash flow (as defined) on no less than 80% of each of the Company's term loans until September 1997. The credit agreement as amended no longer has a cross-acceleration provision in the event of an acceleration of the non-recourse debt of Stone Venepal (Celgar) Pulp, Inc. ("SVCPI"). The funds provided by the new term loan facility were used to repay indebtedness outstanding under the Company's $450 million revolving credit facility under the bank credit agreement without reducing the commitments thereunder, with the excess proceeds providing liquidity in the form of cash. At September 30, 1996, the Company's bank credit agreement, as amended, consists of three senior secured term loans aggregating $763 million which mature through October 1, 2003 and a $560 million senior secured revolving credit facility commitment, which includes the Supplemental Revolver, maturing May 15, 1999 (collectively the "Credit Agreement").

         On June 20, 1996, the Company and its bank group further amended the Credit Agreement to permit the Company to contribute its retail packaging assets into a joint venture with Gaylord Container
Corporation (see Note 4). The Company is currently working with its lenders to amend certain financial covenants of the Credit Agreement.

NOTE 9:  Purchase of Securities of a Non-consolidated Affiliate

During the 1996 first quarter, the Company purchased approximately $40 million of convertible debt securities of Financiere Carton Papier ("FCP"), a non-consolidated affiliate of the Company. The securities are not convertible into FCP common stock until March 1999. If the Company converted the securities into FCP common stock, the Company would own approximately 80 percent of the outstanding shares of FCP.

NOTE 10:  Adoption of New Accounting Standards

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

NOTE 11:  Inventories

Inventories are summarized as follows:

                                          September 30,    December 31,
(in millions)                                 1996             1995
________________________________________    ________        ________
Raw materials and supplies..............    $ 246.3         $ 287.5
Paperstock..............................      384.2           358.8
Work in process.........................       21.6            23.1
Finished products.......................      120.3           123.1
________________________________________    ________        ________
                                              772.4           792.5
Excess of current cost over LIFO
 inventory value........................      (51.8)          (59.2)
                                            ________        ________
Total inventories.......................    $ 720.6         $ 733.3
                                            ========        ========

NOTE 12:  Additional Cash Flow Statement Information

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:


                                 Three months ended   Nine months ended
                                     September 30,       September 30,
(in millions)                       1996      1995       1996     1995
______________________________   ________  ________  ________  ________
Non-cash investing and
  financing activities:
 Notes receivable received as
  partial consideration from
  sale of assets..............   $  27.8   $    --   $  27.8   $    --
 Issuance of common stock as
  partial consideration to
  extinguish debt.............        --     174.8        --     174.8
 Assumption of non-recourse
  debt of an affiliate........        --      13.1        --      13.1

Cash paid during the periods
  for:
 Interest (net of
  capitalization).............   $  91.5   $ 109.4   $ 285.8   $ 342.7
 Income taxes (net of refunds)       6.5      26.3      18.6      88.3

NOTE 13:  Commitments and Contingencies

On July 24, 1996, SVCPI, an indirect subsidiary of the Company, and CITIC B.C. Inc., an indirect subsidiary of China International Trust and Investment Corporation, entered into an agreement which among other items contemplates a single corporation that would own the Celgar pulp mill in Castlegar, British Columbia upon CITIC B.C. Inc.'s cure of its defaults with lenders and SVCPI.

         The agreement contemplates that this entity would own 100 percent of the interest in the mill. This entity would be owned 50 percent by CITIC Canada, Inc., and 45 percent by Stone Container (Canada) Inc., with the remaining 5 percent owned by a subsidiary of Venepal S.A.C.A., a Venezuelan pulp and paper company.

         As part of the agreement, CITIC B.C. Inc. has agreed to bring current all interest, fees and expense payments due on its indebtedness, including reimbursements to the Company for amounts previously advanced on behalf of CITIC B.C. Inc.

         Pursuant to the loan agreement, the lenders to the mill are subject to a six-month moratorium with respect to pursuing their rights. During this period of time, SVCPI will have the opportunity to exercise its rights to purchase CITIC B.C. Inc.'s interest in the Celgar mill assets or find a buyer to purchase such interest. The purchase price would include the assumption of CITIC B.C. Inc's portion of the Celgar mill indebtedness. Such indebtedness, if assumed, shall be non-recourse to the Company. As part of the SVCPI and CITIC B.C. Inc. agreement, SVCPI and CITIC B.C. Inc. are also attempting to work toward an acceptable restructuring with its lenders of the indebtedness at the mill, which has been structured as non-recourse to the Company. No assurances can be given, however, that an acceptable restructuring can be accomplished during such moratorium.

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

         Provided below are certain financial data for the three and nine months ended September 30, 1996 and 1995. Also provided, for comparative purposes only, are supplemental restated financial data for the three and nine months ended September 30, 1995 assuming that the historical financial results of Stone-Consolidated were reported by the Company in accordance with the equity method of accounting effective January 1, 1995.


                                        Three                            Three
                                       months                           months
                                        ended                            ended
                 Three months ended  Sept. 30,    Nine months ended   Sept. 30,
                    September 30,        1995        September 30,        1995
                   1996       1995  (restated)      1996       1995  (restated)
               _________  _________  _________  _________  _________  _________
Net sales..... $1,295.1   $1,924.0   $1,620.1   $3,898.9   $5,706.8   $4,911.2
Depreciation
 and
 amortization.     78.2       97.1       79.9      236.2      285.7      235.4
Interest
 expense......    106.8      114.5      106.7      308.0      354.0      328.8
Income (loss)
 before income
 taxes,
 minority
 interest and
 extraordinary
 charges......    (64.8)     244.3      206.5      (60.1)     645.4      567.3
Net income
 (loss)....... $  (51.0)  $  (48.9)  $  (48.9)  $  (39.8)  $  175.8   $  175.8


         The loss before extraordinary charges for the 1996 third quarter was $47.7 million, or $.50 per share of common stock while income before extraordinary charges for the 1995 third quarter was $129.0 million, or $1.32 per share of common stock on a primary basis and $1.12 per share of common stock on a fully diluted basis. The loss for the current quarter includes net non-recurring charges of approximately $8 million, or $.08 per common share, relating to asset sales. Additionally, in the 1996 third quarter, the Company recorded extraordinary charges from the early extinguishment of debt of $3.3 million, or $.03 per share of common stock, while in the 1995 third quarter, the Company recorded extraordinary charges from the early extinguishment of debt of $177.9 million, or $1.85 per share on a primary basis and $1.57 per share on a fully diluted basis. The net loss for the 1996 third quarter was $51.0 million, or $.53 per share of common stock, while the net loss for the 1995 third quarter was $48.9 million, or $.53 per share of common stock on a primary basis and $.45 per share of common stock on a fully diluted basis.

         For the nine months ended September 30, 1996, the Company recorded a loss before extraordinary charges of $36.5 million, or $.43 per share of common stock, while for the nine months ended September 30, 1995, income before the extraordinary charges was $356.8 million, or $3.79 per share of common stock on a primary basis and $3.08 per share of common stock on a fully diluted basis. After extraordinary charges of $3.3 million related to the early extinguishment of debt, the Company incurred a net loss of $39.8 million, or $.46 per share of common stock for the nine months ended September 30, 1996. For the nine months ended September 30, 1995, the Company recorded extraordinary charges from the early extinguishment of debt totalling $181.0 million, or $1.95 per share on a primary basis and $1.55 per share on a fully diluted basis, resulting in net income of $175.8 million, or $1.84 per share of common stock on a primary basis and $1.53 per share of common stock on a fully diluted basis.

         Net sales for the three and nine month periods ended September 30, 1996 decreased $628.9 million and $1.81 billion, respectively, from the comparable prior year periods. Net sales for the third quarter and first nine months of 1995 included $303.9 million and $795.6 million, respectively, of sales of Stone-Consolidated. Excluding the effect of Stone-Consolidated, sales for the third quarter and first nine months of 1996 decreased approximately $325 million or 20.1 percent, and $1.01 billion or 20.6 percent, respectively, from the comparable prior year periods.

         The decreases in sales and net income for the third quarter and first nine months of 1996 from the prior year periods primarily resulted from lower average selling prices for the majority of the Company's products.

         Shipments of corrugated containers, including the Company's proportionate share of the shipments by its foreign affiliates, were
13.7 billion square feet for the third quarter of 1996, compared with
13.1 billion for the comparable prior year period.  The Company shipped
40.2 billion square feet of corrugated containers during both the first nine months of 1996 and 1995. Shipments of paper bags and sacks, including the Company's proportionate share of the shipments of S&G Packaging Company, L.L.C. ("S&G"), were 133 thousand tons and 411 thousand tons for the three and nine months ended September 30, 1996, respectively, compared with 140 thousand tons and 434 thousand tons shipped during the same 1995 periods.

         Production of containerboard and kraft paper for the three and nine months ended September 30, 1996 were 1.39 million tons and 3.69 million tons, respectively, compared to 1.23 million tons and 3.84 million tons produced during the comparable 1995 periods.

Financial Condition and Liquidity

The Company's working capital ratio was 2.0 to 1 at September 30, 1996 and 2.4 to 1 at December 31, 1995. The Company's long-term debt to total capitalization ratio was 74.7 percent at September 30, 1996 and
72.2 percent at December 31, 1995. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of certain consolidated affiliates which is non-recourse to the Company), deferred income taxes, minority interest and stockholders' equity.

         The Company's primary capital requirements for liqidity consist of debt service, including principal and interest, and capital expenditures, including capital expenditures for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. The Company is highly leveraged, and as a result, will incur substantial ongoing interest expense. The Company has debt maturities or amortization obligations of approximately $203 million in 1997 (including the Company's $150 million 10-3/4 percent
Senior Subordinated Notes) with greater maturities due in 1998 and 1999. See "Outlook".

         On March 22 and June 20, 1996, the Company and its bank group amended the Company's bank credit agreement. Additionally, the Company will request further credit agreement amendments relating to compliance with certain financial covenants. See also Note 8. At November 8, 1996, the Company had borrowing availability of approximately $515 million (net of letters of credit which reduce the amount available to be borrowed) under its revolving credit facilities. The term loans and the $560 million revolving credit facility had weighted average interest rates for the nine months ended September 30, 1996 of 8.8 percent and 8.7 percent, respectively. The weighted average rates do not include the effect of the amortization of deferred debt issuance costs.

Operating activities:

Net cash provided by operating activities was $225.6 million for the nine months ended September 30, 1996, compared with $667.3 million for the comparable period of 1995.

Financing activities:

The Company purchased and retired $230 million principal amount of its 11-1/2 percent Senior Subordinated Notes due 1999. See also Note 7.

         On August 16, 1996, Stone Container Finance Company of Canada, a newly-formed, wholly-owned subsidiary of the Company, sold $200 million principal amount of 11-1/2 percent Senior Notes due August 15, 2006.
See also Note 6.

         On July 24, 1996, the Company sold $125 million principal amount of 11-7/8 percent Rating Adjustable Senior Notes due 2016 ("Rating Adjustable Senior Notes"). See also Note 6.

         On April 25, 1996, the Company issued $33.3 million aggregate principal amount of tax-exempt, industrial development revenue bonds at 7-1/4 percent. The proceeds from the issuance have been and will be used to acquire, construct and install certain solid waste disposal components of the Company's containerboard mill facilities located in Snowflake, Arizona and Port Wentworth, Georgia.

         On March 22, 1996, the Company borrowed $190 million under a senior secured term loan facility provided under its Credit Agreement. See also Note 8. The proceeds of the term loan were used to repay indebtedness outstanding under the Company's $450 million revolving credit facility (without a corresponding reduction in commitments) and provide additional liquidity in the form of cash.

         In each of the first, second and third quarters of 1996, the Company paid quarterly cash dividends of $.4375 per share on its Series E Cumulative Preferred Stock and $.15 per share on its common stock.
On September 16, 1996, the Company's Board of Directors declared a quarterly cash dividend of $.4375 per share on the Series E Cumulative Preferred Stock, payable November 15, 1996. On October 28, 1996, the Company's Board of Directors declared a quarterly cash dividend of $.15 per common share, payable December 13, 1996. Dividends are permitted pursuant to covenants contained in various of the Company loan agreements. Currently, the most restrictive covenant, the Company's Credit Agreement, has an available dividend pool of approximately $135 million at September 30, 1996. No assurance can be given that the available pool will be sufficient in the future to permit such dividend payments to continue.

Investing activities:

Capital expenditures for the nine months ended September 30, 1996 totalled approximately $159 million.

         On September 11, 1996, the Company sold the majority of its wood products assets, to U.S. Forest Industries, Inc. for cash and long-term promissory notes. See also Note 3.

         Stone Venepal (Celgar) Pulp, Inc., an indirect subsidiary of Stone Container, and CITIC B.C. Inc., an indirect subsidiary of China
International Trust and Investment Corporation, have entered into an agreement which among other items contemplates a single corporation that would own the Celgar pulp mill in Castlegar, British Columbia.
See also Note 13.

         On July 12, 1996, the Company and Gaylord Container Corporation entered into a joint venture whereby the retail packaging businesses of these two companies were combined to form S&G. See also Note 4.

         On May 30, 1996, the Company entered into a joint venture agreement with Four M Corporation (Box USA) to purchase a paperboard mill located in Port St. Joe, Florida, from St. Joe Paper Company for
$185 million plus applicable working capital.   See also Note 4.

         Additionally, in the 1996 first quarter the Company purchased approximately $40 million of convertible debt securities of Financiere Carton Papier ("FCP"), a non-consolidated affiliate of the Company, in order to provide FCP with sufficient funds for debt service and for general working capital purposes. See also Note 9.

Outlook:

The Company's net loss increased from $21.1 million in the second quarter of 1996 to $51.0 million in the 1996 third quarter primarily due to continued weak selling prices for the majority of the Company's
products.   The Company expects to report a net loss for the fourth
quarter and for the full year of 1996. Beginning in late 1995, demand for containerboard and market pulp was dramatically reduced and the Company, in an effort to prevent excessive increases in inventory, took significant downtime at various of its mills in the last half of 1995 and the first half of 1996.

         The Company believes that demand for containerboard, corrugated containers and market pulp will improve and as a result the Company has announced fourth quarter 1996 price increases for containerboard and corrugated containers. No assurance can be given that such increased demand or price increases will be sustained or that demand or pricing for the Company's products will be maintained at current levels.

         The Company will be required in the future to generate cash flows to fully meet the Company's debt service requirements. The Company has debt amortizations of approximately $203 million in 1997, $432 million in 1998, $361 million in 1999 and $535 million in 2000. In the event that the Company is unable to generate sufficient operating cash flows to fully meet such debt service requirements, it is anticipated that the Company would refinance portions of this indebtedness and/or use a substantial portion of its sources of liquidity including availabilities under its revolving credit facilities to repay such indebtedness. The Company also anticipates that it will be able to access the capital markets to refinance certain of such obligations.
No assurance can be given that such sources will be available in sufficient amounts for such requirements.

                      PART II.  OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

     11 Computation of Primary and Fully Diluted Net Income (Loss) Per Common Share.

     27     Financial Data Schedule for the nine months ended September
            30, 1996.

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



Date:  November 14, 1996