Form 10-K
period 1996-12-31
STONE CONTAINER CORP
filed 1997-03-24
CIK 94610

         SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549

         -----------------------------------------------------------------------

         FORM 10-K

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996.

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
Common Stock                                  New York Stock Exchange
Rights to purchase Series D Preferred Stock   New York Stock Exchange
$1.75 Series E Cumulative Convertible
Exchangeable Preferred Stock                  New York Stock Exchange
10 3/4% Senior Subordinated Notes due June
15, 1997                                      New York Stock Exchange
12 5/8% Senior Notes due July 15, 1998        New York Stock Exchange
11 7/8% Senior Notes due December 1, 1998     New York Stock Exchange
11% Senior Subordinated Notes due August 15,
1999                                          New York Stock Exchange
9 7/8% Senior Notes due February 1, 2001      New York Stock Exchange
10 3/4% Senior Subordinated Debentures due
April 1, 2002                                 New York Stock Exchange
10 3/4% First Mortgage Notes due October 1,
2002                                          New York Stock Exchange
11 1/2% Senior Notes due October 1, 2004      New York Stock Exchange
6 3/4% Convertible Subordinated Debentures
due February 15, 2007                         New York Stock Exchange
Rating Adjustable Senior Notes due August 1,
2016                                          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
          Yes _X  No ___

          Indicate by check mark if disclosure of delinquent filers pursuant  to
          Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

          The aggregate market value as of March 20, 1997 of the voting common stock held by non-affiliates of the Registrant was approximately $1,094,000,000.

          The number of shares of common stock outstanding at March 20, 1997 was 99,319,186.

          The Proxy Statement, to be filed on or before April 30, 1997, for the Annual Meeting of Stockholders scheduled May 13, 1997 is partially incorporated by reference into Part III, Items 10, 11, 12 and 13; and
          Part IV, Item 14, excluding the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph."

         -----------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                      (a)  GENERAL DEVELOPMENT OF BUSINESS

    The information relating to the general development of the Registrant's business for the year ended December 31, 1996, is incorporated herein by reference to Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included in this report, under the section entitled "Financial Condition and Liquidity," pages 14 -18, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 3--Joint Ventures, Acquisitions and Investments," pages 34-35, "Note 16--Related Party Transactions," page 49, and "Note 19--Segment and Geographic Information," pages 51-53.

    Except where the context clearly indicates otherwise, the terms "Registrant" and "Company" as hereinafter used refer to Stone Container Corporation together with its consolidated subsidiaries.

               (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Effective with the November 1, 1995 amalgamation of Stone-Consolidated Corporation with Rainy River Forest Products Inc. discussed in Note 4 of the Consolidated Financial Statements included in this report, the Registrant began reporting Stone-Consolidated as a non-consolidated affiliate in accordance with the equity method of accounting. As a result of this de-consolidation of Stone-Consolidated and the integrated nature of the Registrant's principal consolidated operations, the Registrant now operates in a single business--the production and sale of commodity pulp, paper and packaging products. Accordingly, effective in 1996, business segment reporting is no longer applicable. Financial information relating to the Registrant's historical industry segments, for the year ended December 31, 1995 is incorporated herein by reference to the Financial Statements included in this report, under Notes to the Consolidated Financial Statements, "Note 19--Segment and Geographic Information," pages 51-53.

                     (c)  NARRATIVE DESCRIPTION OF BUSINESS

    Descriptive information relating to the Registrant's principal products, markets and industry ranking is outlined in the table entitled "Profile" on page 2 of this report and is also incorporated herein by reference to the MD&A, included in this report, under the sections entitled "Results of Operations," pages 12-14, "Investing Activities," page 17, and "Environmental Issues," pages 17-18, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 3--Joint Ventures, Acquisitions and Investments," pages 34-35, and "Note 19--Segment and Geographic Information," pages 51-53.

                                    PROFILE

KEY PRODUCTS              Markets                                             Industry Position
CONTAINERBOARD AND        A broad range of manufacturers of consumable and    Industry leader
CORRUGATED CONTAINERS     durable goods and other manufacturers of
                          corrugated containers.

KRAFT PAPER AND BAGS AND  Industrial and consumer bags sold to the food,      Industry leader
SACKS                     agricultural, chemical and cement industries,
                          among others. Retail bags and sacks sold to
                          supermarket chains and other retailers of
                          consumable products.

BOXBOARD, FOLDING         Manufacturers of consumable goods, especially       A major position in Europe (FCP Group); a
CARTONS AND OTHER         food, beverage and tobacco products, and other box  nominal position in North America manufacturers.

PUBLICATION PAPERS        Newspaper publishers, commercial printers, and      Industry leader, through its
                          producers of advertising materials, magazines,      non-consolidated affiliate,
                          directories and computer papers.                    Stone-Consolidated Corporation

MARKET PULP               Manufacturers of paper products, including fine     A major position
                          papers, photographic papers, tissue and newsprint.

                    1996 PRODUCTION AND SHIPMENT STATISTICS

MILL PRODUCTION* (thousands of short tons)
  Containerboard................................................................................      4,591
  Kraft Paper...................................................................................        439
  Market Pulp...................................................................................      1,009
  Publication Papers............................................................................      1,269
  Boxboard and Other............................................................................         88
                                                                                                  ---------
    Total.......................................................................................      7,396
                                                                                                  ---------
                                                                                                  ---------

CONTAINERBOARD AND KRAFT PAPER CONVERTED* (thousands of short tons).............................      4,326

WASTEPAPER RECOVERED AND RECYCLED (thousands of short tons).....................................      2,992

CONVERTED PRODUCT SHIPMENTS*
  Corrugated Containers (billions of square feet)...............................................       53.1
  Paper Bags and Sacks (thousands of short tons)................................................        538
  Folding Cartons (thousands of short tons).....................................................         88
  Flexible Packaging (thousands of short tons)..................................................         16

NUMBER OF MANUFACTURING FACILITIES (including certain affiliates)
  Paperboard, Paper and Pulp Mills..............................................................         31
  Converting Plants.............................................................................        164
  Sawmills......................................................................................          7
  Packaging Machinery Plants....................................................................          2
  Preprint Plants...............................................................................          2
                                                                                                  ---------
    Total.......................................................................................        206
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

    The Company purchases or cuts a variety of species of timber from which the Company utilizes wood fiber depending upon the product being manufactured and each mill's geographic location. A decrease in the supply of wood fiber has caused, and will likely continue to cause, higher wood fiber costs in some of the regions in which the Company procures wood. In addition, the increase in demand for products manufactured, in whole or in part, from recycled fiber has from time to time caused a tightness in the supply of recycled fiber and at those times a significant increase in the cost of such fiber used in the manufacture of recycled containerboard and related products. The Company's paper and paper packaging products use a large volume of recycled fiber. While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in economic proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

    At December 31, 1996, the Company owned approximately 2 thousand and 137 thousand acres of private fee timberland in the United States and Canada, respectively.

    The Company's business is not dependent upon a single customer or upon a small number of major customers. The loss of any one customer would not have a material adverse effect on the Company.

    Backlogs are not a significant factor in the industry in which the Company operates; most orders placed with the Company are for delivery within 60 days or less.

    The Company expenses research and development expenditures as incurred. Research and development costs were $9 million and $11 million for 1996 and 1995, respectively.

    The Company owns patents, licenses, trademarks and tradenames on products. The loss of any patent, license, trademark or tradename would not have a material adverse effect on the Company's operations.

    As of December 31, 1996, the Registrant had approximately 24,200 employees, of whom approximately 19,700 were employees of U.S. operations and the remainder were employees of foreign operations. Of those in the United States, approximately 12,800 are union employees.

                  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND
                      DOMESTIC OPERATIONS AND EXPORT SALES

    Financial information relating to the Registrant's foreign and domestic operations and export sales for the year ended December 31, 1996, is incorporated herein by reference to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 19--Segment and Geographic Information," pages 51-53. The Company's results are affected by economic conditions in certain foreign countries and by fluctuations in foreign exchange rates.

ITEM 2.  PROPERTIES

    The Registrant, including its subsidiaries and affiliates, maintains manufacturing facilities and sales offices throughout North America, Europe, Central and South America, Australia and Asia. A listing of such worldwide facilities as of December 31, 1996 is provided on pages 5-6 of this report.

    The approximate annual production capacity of the Company's mills is summarized in the following table:

(IN THOUSANDS OF SHORT TONS)         DECEMBER 31,    1996      1995
--------------------------------------------------  ------    ------
United States (1).................................   6,041     5,611
Canada (2)(3).....................................   2,174     2,164
Europe (3)........................................     643       505
                                                    ------    ------
                                                     8,858     8,280
                                                    ------    ------
                                                    ------    ------

---------

(1) Includes 50 percent of the Florida Coast mill for 1996.

(2) Includes 45 percent of the Celgar mill.

(3) Includes 46.6 percent of Stone-Consolidated Corporation.

    All mills and converting facilities are owned, or partially owned through investments in other companies, by the Registrant, except for 51 converting plants in the United States, which are leased.

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

    Additional information relating to the Registrant's properties for the year ended December 31, 1996 is incorporated herein by reference to the Financial Statements, included in this report, under the Notes to the Consolidated Financial Statements, "Note 3--Joint Ventures, Acquisitions and Investments" pages 34-35, "Note 4--Subsidiary Issuance of Stock," page 35, "Note 11--Long-term Debt," pages 42-44, and "Note 13--Long-term Leases," page 46.

WORLDWIDE FACILITIES

----------------------------------------------------------------

UNITED STATES

ALABAMA
Birmingham (corrugated container)

ARIZONA
Eagar (forest products)
Glendale (corrugated container)
*Phoenix (bag)
Snowflake (paperboard/paper/pulp)
Snowflake (paperboard/paper/pulp)
The Apache Railway
 Company

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

COLORADO
Denver (corrugated container)

CONNECTICUT
Portland (corrugated container)
Torrington (corrugated container)
Uncasville (paperboard/paper/pulp)

FLORIDA
Cantonment (bag)
(Pensacola)
Jacksonville (paperboard/paper/pulp); (corrugated container)
Panama City (paperboard/paper/pulp)
*Port St. Joe (paperboard/paper/pulp)
*Yulee (bag)
Orlando (corrugated container)
Packaging Systems
Jacksonville (corrugated container)
Preprint

GEORGIA
Atlanta (corrugated container, 3)
Port Wentworth (paperboard/paper/pulp)
Atlanta (paperboard/paper/pulp)
Technology and
 Engineering Center

ILLINOIS
*Alsip (bag)
Bedford Park (corrugated container)
(Chicago)
Bloomington (corrugated container)
Cameo (corrugated container)
(Chicago)
Danville (corrugated container)
*Herrin (corrugated container)
Joliet (corrugated container)
Naperville (corrugated container)
(Chicago)
North Chicago (corrugated container)
*Plainfield (bag)
Quincy (bag)
*Zion (corrugated container)
Burr Ridge (paperboard/paper/pulp)
Technology and Engineering
 Center
Westmont (corrugated container)
Marketing and Technical
 Center

INDIANA
Columbus (corrugated container)
Fowler (bag)
Mishawaka (corrugated container)
South Bend (corrugated container)

IOWA
Des Moines (corrugated container); (bag)
Keokuk (corrugated container)
Sioux City (corrugated container)

KANSAS
Kansas City (corrugated container)

KENTUCKY
Louisville (corrugated container); (bag)

LOUISIANA
Arcadia (bag)
Hodge (paperboard/paper/pulp)
*Hodge (bag)
New Orleans (corrugated container)

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

MONTANA
Missoula (paperboard/paper/pulp)

NEBRASKA
Omaha (corrugated container)

NEW JERSEY
*Elizabeth (bag)
Teterboro (corrugated container)

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

OKLAHOMA
Oklahoma City (corrugated container)
Sand Springs (corrugated container)
(Tulsa)

PENNSYLVANIA
Philadelphia (corrugated container, 2)
Williamsport (corrugated container)
York (paperboard/paper/pulp)

SOUTH CAROLINA
Columbia (corrugated container)
Florence (paperboard/paper/pulp)
Fountain Inn (corrugated container)
Orangeburg (forest products)

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

UTAH
Salt Lake City (bag)
Salt Lake City (bag)
Bag Packaging Systems

VIRGINIA
Hopewell (paperboard/paper/pulp)
Martinsville (corrugated container)
Richmond (corrugated container, 2)
*Richmond (bag)

WASHINGTON
SEATTLE (CORRUGATED CONTAINER)
*Tacoma (paperboard/paper/pulp)

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

PRINCE EDWARD ISLAND
*Summerside (corrugated container)

-----------------------

QUEBEC
*Grand-Mere (paperboard/paper/pulp)
*La Baie (paperboard/paper/pulp)
*La Tuque (forest products, 2)
New Richmond (paperboard/paper/pulp)
Portage-du-Fort (paperboard/paper/pulp)
*Roberval (forest products)
*Saint-Fulgence (forest products)
*Saint-Laurent (corrugated container)
*Shawinigan (paperboard/paper/pulp)
*Trois-Rivieres (paperboard/paper/pulp)
*Ville Mont-Royal (corrugated container)
*Grand-Mere (paperboard/paper/pulp)
Research Center

SASKATCHEWAN
*Regina (corrugated container)

MEXICO
Monterrey (corrugated container)
Queretaro (corrugated container)

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

SPAIN
Cordoba (paperboard/paper/pulp); (corrugated container)
Madrid (corrugated container)
Seville (corrugated container)

AUSTRALIA
Melbourne (corrugated container)
Sydney (corrugated container)

ASIA

CHINA
*Shanghai (corrugated container)
*Beijing (joint venture office)

JAPAN
*Tokyo (joint venture office)

CENTRAL AND SOUTH AMERICA

ARGENTINA
*Bernal (Buenos Aires) (joint venture office); (corrugated container) *Mendoza (corrugated container)

CHILE
*San Francisco (Santiago) (corrugated container)

COSTA RICA
Palmar Norte (forest products)
San Jose (forest products)
Administrative Office

VENEZUELA
*Maracay (other, 2)
*Miranda (other)
*Moron (paperboard/paper/pulp); (bag)
*Puerto Ordaz (joint venture office)
*Valencia (paperboard/paper/pulp); (corrugated container); (bag)

CORPORATE HEADQUARTERS
Chicago, Illinois

*affiliates

ITEM 3.  LEGAL PROCEEDINGS

    In November 1990, the U.S. Environmental Protection Agency ("EPA") announced its decision to list two bodies of water in Arizona, Dry Lake and Twin Lakes, as "waters of the United States" impacted by toxic pollutant discharges under
Section 304(l) of the federal Clean Water Act. These bodies of water had been used by the Company's Snowflake, Arizona pulp and paperboard mill for the evaporation of its process wastewater. The Company has vigorously disputed the application of the Clean Water Act to these two privately owned evaporation ponds. The Company has implemented a plan to use its wastewater to irrigate a biomass plantation and discontinue using Dry Lake to evaporate wastewater. The parties have been negotiating a consent decree to resolve this matter which currently is expected to include civil penalties in the amount of $375,000.

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

    On September 30, 1994, the EPA, Region IV, issued an Administrative Order ("Order") to the Company's Panama City Mill pursuant to Section 3008(h) of the Federal Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C. Section 6928(h)(l). The Order required the Company to perform a RCRA Facility Investigation at the Panama City Mill together with confirmatory sampling, interim corrective measures and any other activities necessary to correct alleged actual or threatened releases of hazardous substances or hazardous constituents at or from the Panama City Mill. The Company filed a protest and requested a hearing to contest the EPA's RCRA Section 3008(h) jurisdiction over the Panama City Mill. The Company believes that the Panama City Mill is not currently a RCRA facility. The corrective measures mandated by the Order required the Company to conduct extensive groundwater and soil sampling and analyses. In early 1996 the EPA issued another Order to the mill pursuant to
Section 3013 of RCRA ("Section 3013 Order") incorporating certain sampling and analysis activities which the Company had proposed in settlement negotiations and requiring additional sampling and analysis. In its response to the Section 3013 Order the Company agreed to implement all of the proposed activities except dioxin sampling. The parties have been engaged in extensive settlement negotiations with respect to both Orders. The Company does not know at this time the likelihood of success in challenging the Orders. Notwithstanding the success in challenging the Orders, an owner of property adjacent to the Panama City Mill is currently subject to extensive clean-up under RCRA, and the EPA is empowered to require clean-up for materials discharged from the property which may have migrated onto the Panama City Mill's property. The Company does not yet know the extent, if any, of such adjacent property owner's responsibility to remediate contamination, if any, at the Panama City Mill site.

    On January 22, 1996, the United States of America filed a suit against the Company in the United States District Court for the District of Montana seeking injunctive relief and an unspecified amount in civil penalties based on the alleged failure of the Company to comply with certain provisions of the Clean Air Act ("CAA"), its implementing regulations, and the Montana State Implementation Plan at the Company's Missoula, Montana kraft pulp mill, (the "Missoula Mill"). The complaint specifically alleges that the Company exceeded the 20% opacity limitation for recovery boiler emissions; failed to properly set the span on a recovery boiler continuous emissions monitor; and concealed the emission of an air contaminant by improperly venting non-condensible gasses. The statutory penalty for violations of the CAA is $25,000 per day for each day of violation. The Company has engaged in extensive negotiations with EPA and the United States Department of Justice to settle this matter while vigorously contesting the allegations. While it is premature to predict the outcome of this matter at this time, negotiators for the Company and the United States have reached an agreement in principle to settle this case, which currently is expected to include a penalty of $300,000.

    In a related matter, on November 27, 1995, the Company received notice from several environmental groups that they intended to file citizens suits under the CAA, the Federal Water Pollution Control Act ("CWA") and the Emergency Planning and Community Right-to-Know Act ("EPCRA") against the Company based on alleged violations of those Acts at the Missoula Mill. In December, 1995, representatives of the Company met with representatives of the groups that sent the notice to discuss the Company's position that the majority of the alleged violations were not in excess of applicable permit limits or were excused because they occurred during reported malfunctions, start-up or shutdown conditions. On January 29, 1996, a Complaint was filed by the Montana Coalition for Health, Environmental and Economic Rights Inc., Cold Mountain, Cold Rivers, Inc. and Native Forest Network, Inc. (collectively "Plaintiffs") in the United States District Court for the District of Montana alleging numerous violations of the provisions of the CAA, the CWA and the EPCRA. On February 7, 1996, Plaintiffs filed an Amended Complaint seeking (1) a declaratory judgment that the Company has violated Section 301(a) of the CWA, Section 502(a) of the CAA and Section 313 of the EPCRA; (2) injunctive relief enjoining the Company from operating the Missoula Mill in a manner as will result in further violations of the CAA, CWA and EPCRA; and (3) civil penalties of $25,000 per day for each day of alleged violation. The Company has engaged in negotiations with Plaintiffs to settle this matter, and in December 1996 the parties reached an agreement in principle, which is currently expected to include a penalty of $100,000. No assurance can be given that a definitive settlement agreement will be entered into by the parties or approved by the Court.

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

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

          (a)  PRINCIPAL MARKET, STOCK PRICE AND DIVIDEND INFORMATION

    Information relating to the principal market, stock price and dividend information for the Registrant's Common and Preferred Stock and related stockholder matters, for the year ended December 31, 1996, is incorporated herein by reference to the MD&A, included in this report, under the sections entitled "Common and Series E Cumulative Preferred Stock--Cash Dividends, Market and Price Range," page 18 and "Financial Condition and Liquidity," pages 14-18, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 11--Long-term Debt," pages 42-44, "Note 14--Preferred Stock," page 46, "Note 15--Common Stock," pages 47-49 and "Note 20--Summary of Quarterly Data (unaudited)," page 54.

               (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

    There were approximately 6,378 holders of record of the Registrant's common stock, as of March 20, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

    In addition to the table set forth on pages 10-11 of this report, selected financial data of the Registrant is incorporated herein by reference to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 1--Summary of Significant Accounting Policies," pages 33-34, and "Note 3--Joint Ventures, Acquisitions and Investments," pages 34-35.

SELECTED FINANCIAL DATA

(DOLLARS IN MILLIONS EXCEPT PER SHARE)       1996       1995(b)        1994         1993         1992         1991         1990
----------------------------------------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS
Net sales...............................  $  5,141.8   $7,351.2     $  5,748.7   $  5,059.6   $  5,520.7   $  5,384.3   $  5,755.9
Cost of products sold...................     4,085.4    5,168.9        4,564.3      4,223.5      4,473.7      4,287.2      4,421.9
Selling, general and administrative
 expenses...............................       596.2      608.5          568.2        512.2        543.5        522.8        495.5
Depreciation and amortization...........       314.8      371.8          358.9        346.8        329.2        273.5        257.0
Interest expense........................       413.5      460.3          456.0        426.7        386.1        397.4        421.7
Income (loss) before income taxes,
 minority interest, extraordinary
 charges and cumulative effects of
 accounting changes.....................      (189.1)     794.7         (163.1)      (463.3)      (224.0)       (12.2)       194.1
(Provision) credit for income taxes.....        66.0     (320.9)          35.5        147.7         59.4        (31.1)       (92.8)
Minority interest.......................          .6      (29.3)          (1.2)        (3.6)        (5.3)        (5.8)        (5.9)
Income (loss) before extraordinary
 charges and cumulative effects of
 accounting changes.....................      (122.5)     444.5         (128.8)      (319.2)      (169.9)       (49.1)        95.4
Extraordinary charges from early
 extinguishments of debt................        (3.7)    (189.0)         (61.6)      --           --           --           --
Cumulative effects of accounting
 changes................................      --          --             (14.2)       (39.5)       (99.5)      --           --
Net income (loss).......................      (126.2)     255.5         (204.6)      (358.7)      (269.4)       (49.1)        95.4
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------

PER SHARE OF COMMON STOCK (a)
PRIMARY:
Income (loss) before extraordinary
 charges and cumulative effects of
 accounting changes.....................       (1.32)      4.64          (1.60)       (4.59)       (2.49)        (.78)        1.56
Extraordinary charges from early
 extinguishments of debt................        (.03)     (2.01)          (.70)      --           --           --           --
Cumulative effects of accounting
 changes................................      --          --              (.16)        (.56)       (1.40)      --           --
Net income (loss)--Primary..............       (1.35)      2.63          (2.46)       (5.15)       (3.89)        (.78)        1.56
FULLY DILUTED:
Income (loss) before extraordinary
 charges and cumulative effects of
 accounting changes.....................         (j)       3.89            (j)          (j)          (j)          (j)          (j)
Extraordinary charges from early
 extinguishments of debt................         (j)      (1.65)           (j)          (j)          (j)          (j)          (j)
Cumulative effects of accounting
 changes................................         (j)      --               (j)          (j)          (j)          (j)          (j)
Net income--Fully diluted...............         (j)       2.24            (j)          (j)          (j)          (j)          (j)
Dividends and distributions paid........         .60        .30         --           --              .35          .71          .71
Common stockholders' equity (end of
 year)..................................        6.85       8.98           5.90         6.91        13.91        22.12        24.34
Price range of common shares--N.Y.S.E.
  High..................................       17.38      24.63          21.13        19.50        32.63        26.00        25.25
  Low...................................       12.13      12.50           9.63         6.38        12.50         9.00         8.13
Average common shares outstanding (in
 millions):
  Primary...............................        99.2       94.1           88.2         71.2         71.0         63.2         61.3
  Fully diluted.........................         (j)      114.7            (j)          (j)          (j)          (j)          (j)
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
FINANCIAL POSITION AT END OF YEAR
Current assets..........................  $  1,561.2   $1,682.9     $  1,816.9   $  1,753.2   $  1,701.8   $  1,685.3   $  1,586.0
Current liabilities.....................       889.2      701.7        1,031.5        943.5        944.8        914.8      1,146.5
Working capital.........................       672.0      981.2          785.4        809.7        757.0        770.5        439.5
Property, plant and equipment--net......     2,633.7    2,635.8        3,359.0      3,386.4      3,703.2      3,520.2      3,364.0
Total assets............................     6,353.8    6,398.9        7,004.9      6,836.7      7,027.0      6,902.9      6,690.0
Long-term debt..........................     3,951.1    3,885.1        4,431.9      4,268.4      4,105.1      4,046.4      3,680.5
Deferred taxes..........................       410.2      493.1          381.4        470.6        685.2        263.9        262.7
Redeemable preferred stock..............      --          --            --             42.3         36.3         31.1         26.6
Minority interest (i)...................         4.3         .7          221.8        234.5           .2          3.8          8.0
Stockholders' equity....................       795.2    1,005.3          648.1        607.1      1,102.7      1,537.5      1,460.5
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
ADDITIONAL INFORMATION
Paperboard, paper and market pulp:
  Produced (thousand short tons) (e)....       7,396      7,980          7,928        7,475        7,517        7,365        7,447
  Converted (thousand short tons) (e)...       4,326      4,355          4,477        4,354        4,373        4,228        4,241
Corrugated shipments (billion square
 feet) (e)..............................        53.1       53.0          54.10        52.48        51.67        49.18        47.16
Employees (end of year--in thousands)...        24.2       25.9           29.1         29.0         31.2         31.8         32.3
Capital expenditures....................  $    250.8   $  386.5     $    232.6   $    149.7   $    281.4   $    430.1   $    552.0
Net cash/funds provided by (used in)
 operating activities (f)...............  $    287.6   $  961.7     $     72.3   $   (129.1)  $    120.9   $    247.2   $    468.6
Working capital ratio...................       1.8/1      2.4/1          1.8/1        1.9/1        1.8/1        1.8/1        1.4/1
Percent long-term debt/total
 capitalization (g).....................       76.6%      72.2%          78.0%        75.9%        69.2%        68.8%        67.7%
Return on beginning common stockholders'
 equity (h).............................      (13.7%)     83.4%         (26.2%)      (32.3%)      (11.1%)       (3.4%)        7.1%
Pretax margin...........................       (3.7%)     10.4%          (2.9%)       (9.2%)       (4.2%)        (.3%)        3.3%
After-tax margin........................       (2.5%)      3.5%          (3.6%)       (7.1%)       (4.9%)        (.9%)        1.7%
                                          ----------   ----------   ----------   ----------   ----------   ----------   ----------

(DOLLARS IN MILLIONS EXCEPT PER SHARE)     1989(c)        1988       1987(c)      1986(c)
----------------------------------------  ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS
Net sales...............................  $5,329.7     $  3,742.5   $3,232.9     $2,032.3
Cost of products sold...................   3,893.8        2,618.0    2,347.8      1,564.6
Selling, general and administrative
 expenses...............................     474.5          351.1      343.8        241.2
Depreciation and amortization...........     237.1          148.1      138.7         92.3
Interest expense........................     344.7          108.3      131.1         85.3
Income (loss) before income taxes,
 minority interest, extraordinary
 charges and cumulative effects of
 accounting changes.....................     481.8          549.7      283.5         59.7
(Provision) credit for income taxes.....    (195.2)        (207.7)    (122.1)       (24.3)
Minority interest.......................       (.8)           (.2)       (.1)       --
Income (loss) before extraordinary
 charges and cumulative effects of
 accounting changes.....................     285.8          341.8      161.3         35.4
Extraordinary charges from early
 extinguishments of debt................     --            --          --           --
Cumulative effects of accounting
 changes................................     --            --          --           --
Net income (loss).......................     285.8          341.8      161.3         35.4
                                          ----------   ----------   ----------   ----------
PER SHARE OF COMMON STOCK (a)
PRIMARY:
Income (loss) before extraordinary
 charges and cumulative effects of
 accounting changes.....................      4.67           5.58       2.79          .73
Extraordinary charges from early
 extinguishments of debt................     --            --          --           --
Cumulative effects of accounting
 changes................................     --            --          --           --
Net income (loss)--Primary..............      4.67           5.58       2.79          .73
FULLY DILUTED:
Income (loss) before extraordinary
 charges and cumulative effects of
 accounting changes.....................         (j)          (j)       2.65            (j)
Extraordinary charges from early
 extinguishments of debt................         (j)          (j)      --               (j)
Cumulative effects of accounting
 changes................................         (j)          (j)      --               (j)
Net income--Fully diluted...............         (j)          (j)       2.65            (j)
Dividends and distributions paid........       .70            .35        .25          .19
Common stockholders' equity (end of
 year)..................................     22.50          17.73      12.40       9.92(d)
Price range of common shares--N.Y.S.E.
  High..................................     36.38          39.50      39.83        20.00
  Low...................................     22.13          20.67      15.33        11.38
Average common shares outstanding (in
 millions):
  Primary...............................      61.2           61.3       57.9         48.8
  Fully diluted.........................         (j)          (j)       60.9            (j)
                                          ----------   ----------   ----------   ----------
FINANCIAL POSITION AT END OF YEAR
Current assets..........................  $1,687.0     $    865.7   $  737.4     $  530.4
Current liabilities.....................   1,072.6          408.3      334.9        203.4
Working capital.........................     614.4          457.4      402.5        327.0
Property, plant and equipment--net......   2,977.9        1,276.0    1,300.0        924.4
Total assets............................   6,253.7        2,395.0    2,286.1      1,523.6
Long-term debt..........................   3,536.9          765.1    1,070.5        767.0
Deferred taxes..........................     185.6          140.3      120.4         69.9
Redeemable preferred stock..............      22.7         --            1.5          1.5
Minority interest (i)...................       9.7             .3         .2        --
Stockholders' equity....................   1,347.6        1,063.6      740.3        481.8
                                          ----------   ----------   ----------   ----------
ADDITIONAL INFORMATION
Paperboard, paper and market pulp:
  Produced (thousand short tons) (e)....     6,772          4,729      4,373        3,154
  Converted (thousand short tons) (e)...     3,930          3,344      2,998        2,495
Corrugated shipments (billion square
 feet) (e)..............................     41.56          34.47      32.09        25.95
Employees (end of year--in thousands)...      32.6           20.7       18.8         15.5
Capital expenditures....................  $  501.7     $    136.6   $  105.7     $   63.3
Net cash/funds provided by (used in)
 operating activities (f)...............  $  370.9     $    454.1   $  298.3     $  166.7
Working capital ratio...................     1.6/1          2.1/1      2.2/1        2.6/1
Percent long-term debt/total
 capitalization (g).....................     69.3%          38.9%      55.4%        58.1%
Return on beginning common stockholders'
 equity (h).............................     26.9%          46.2%      41.8%        10.2%
Pretax margin...........................      9.0%          14.7%       8.8%         2.9%
After-tax margin........................      5.4%           9.1%       5.0%         1.7%
                                          ----------   ----------   ----------   ----------

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

(f) Certain prior year amounts have been restated to conform to current year presentation.

(g) Represents the percentage of long-term debt to the sum of long-term debt, stockholders' equity, redeemable preferred stock, minority interest and deferred taxes.

(h) 1996, 1995, 1994, 1993 and 1992 return on beginning common stockholders' equity calculated using the income (loss) before the extraordinary charges and cumulative effects of accounting changes.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Effective November 1, 1995, the Company began reporting Stone-Consolidated as a non-consolidated affiliate in accordance with the equity method of accounting (the "SCI de-consolidation"). Prior to such date the Company reported Stone-Consolidated as a consolidated subsidiary. See also Note 4 to the Consolidated Financial Statements.

    Provided below is certain financial data for 1996, 1995 and 1994. Also provided, for comparative purposes only, is supplemental restated financial data for 1995 and 1994 assuming that the historical financial results of Stone-Consolidated were reported by the Company in accordance with the equity method of accounting effective January 1, 1994.

                                                             YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                             ACTUAL               RESTATED
                                                    ------------------------  ----------------
(IN MILLIONS)                                        1996    1995      1994    1995      1994
--------------------------------------------------  ------  -------   ------  -------   ------
Net sales.........................................  $5,142   $7,351   $5,749   $6,459   $4,898
Depreciation and amortization.....................     315      372      359      315      290
Interest expense..................................     414      460      456      432      416
Equity income (loss) from affiliates..............      63       20       (8)     104      (18)
Income (loss) before income taxes, minority
 interest and extraordinary charges...............    (189)     795     (163)     704     (159)
Net income (loss).................................  $ (126)  $  256   $ (205)  $  256   $ (205)

1996 COMPARED WITH 1995

    In 1996, the Company incurred a loss before extraordinary charges from the early extinguishments of debt of $122 million, or $1.32 per share of common stock. The Company recorded extraordinary charges from the early extinguishments of debt totaling $4 million, net of income tax benefit, or $.03 per share of common stock resulting in a net loss for 1996 of $126 million, or $1.35 per share of common stock. In 1995, the Company reported income before extraordinary charges from the early extinguishments of debt of $445 million, or $4.64 per share of common stock on a primary basis and $3.89 per share of common stock on a fully diluted basis. The Company recorded extraordinary charges from the early extinguishments of debt totaling $189 million, net of income tax benefit, or $2.01 per share on a primary basis and $1.65 per share on a fully diluted basis, resulting in net income for 1995 of $256 million, or $2.63 per share of common stock on a primary basis and $2.24 per share of common stock on a fully diluted basis.

    The net loss for 1996 represents a significant decrease from the net earnings of 1995. This decrease resulted from substantially lower operating margins primarily attributable to significantly lower average selling prices for most of the Company's products. Additionally, the Company's 1996 results include a non-recurring $5 million pretax loss associated with the sale of certain assets and foreign exchange transaction losses of $.5 million as compared with foreign exchange transaction gains of $8 million in 1995. Furthermore, the Company recorded an income tax benefit of $66 million on a pretax loss of $189 million in 1996 as compared with a 1995 income tax provision of $321 million on pretax earnings of $795 million. The Company's effective income tax rates for both years reflect the impact of non-deductible amortization of intangibles.

PRODUCT LINE SALES DATA

                                                                     NET SALES
                                                          -------------------------------
(IN MILLIONS)       YEAR ENDED DECEMBER 31,                 1996       1995       1994
--------------------------------------------------------  ---------  ---------  ---------
Paperboard and corrugated containers....................  $   3,662  $   4,444  $   3,450
Kraft paper and paper bags and sacks....................        713        802        679
Market pulp.............................................        330        750        305
Net sales of Stone-Consolidated (a).....................     --            892        851
Other...................................................        437        463        464
                                                          ---------  ---------  ---------
  Total net sales.......................................  $   5,142  $   7,351  $   5,749
                                                          ---------  ---------  ---------
                                                          ---------  ---------  ---------

---------

(a) Primarily newsprint and groundwood paper.

    Net sales for 1996 decreased $2.2 billion from 1995. Net sales for 1995 included $892 million of sales of Stone-Consolidated. Excluding the effect of Stone-Consolidated, sales for 1996 decreased approximately $1.3 billion or 20.4 percent from 1995.

    Net sales of paperboard and corrugated containers, kraft paper and paper bags and sacks, and market pulp decreased 17.6 percent, 11.1 percent and 56.0 percent, respectively, from 1995 mainly due to sharply lower selling prices. Additionally, a 21 percent reduction in market pulp sales volume also contributed to the sales decrease. Corrugated container sales volume of 53.1 billion square feet, including the proportionate share of the Company's non-consolidated affiliates, was virtually unchanged from that of the prior year, while paperboard and kraft paper volume improved modestly.

    The decrease in sales for paper bags and sacks was primarily attributable to the de-consolidation of the Company's retail bag packaging operations effective with the July 12, 1996 contribution of such operations, together with those of Gaylord Container Corporation to form S&G Packaging Company L.L.C., a joint venture that the Company reports as a non-consolidated affiliate under the equity method of accounting. Net sales of industrial paper bags and sacks increased 2 percent from 1995 as modest price improvement more than offset a slight volume decrease.

    As previously mentioned, the Company began reporting Stone-Consolidated as a non-consolidated affiliate under the equity method of accounting effective November 1, 1995. Largely as a result of this, equity earnings increased to $63.2 million in 1996 from $19.9 million in 1995. However, 1996 equity earnings decreased approximately $40.6 million when compared to equity earnings for 1995 on a restated basis (restated to reflect Stone-Consolidated historical results as those of a non-consolidated affiliate under the equity method of accounting effective January 1, 1995). This decrease was mainly due to reduced operating margins at Stone-Consolidated primarily attributable to lower average selling prices for newsprint and groundwood papers.

    The Company continues to incur substantial interest expense due to its significant level of indebtedness. Interest expense decreased in 1996 to $414 million from $460 million in 1995. This decrease was partially due to the SCI de-consolidation as interest expense for 1995 included approximately $28 million of Stone-Consolidated's interest expense. The remainder of the decrease primarily reflects the effect of lower average outstanding borrowings in 1996 as compared with 1995.

1995 COMPARED WITH 1994

    In 1995, the Company reported income before extraordinary charges from the early extinguishments of debt of $445 million, or $4.64 per share of common stock on a primary basis and $3.89 per share of common stock on a fully diluted basis. The Company recorded extraordinary charges from the early extinguishments of debt totaling $189 million, net of income tax benefit, or $2.01 per share on a primary basis and $1.65 per share on a fully diluted basis, resulting in net income for 1995 of $256 million, or $2.63 per share of common stock on a primary basis and $2.24 per share of common stock on a fully diluted basis. In 1994, the Company incurred a loss before extraordinary charges from the early extinguishments of debt and the cumulative effect of a change in the accounting for postemployment benefits of $129 million, or $1.60 per share of common stock. The Company recorded extraordinary charges from the early extinguishments of debt totaling $62 million, net of income tax benefits, or $.70 per share of common stock and a one-time, non-cash charge of $14 million, net of income tax benefit, or $.16 per share of common stock, to reflect the cumulative effect of adopting Statement of Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits", resulting in a net loss for 1994 of $205 million, or $2.46 per share of common stock.

    The improved sales and earnings for 1995 over 1994 reflected significantly higher average selling prices for the Company's products. As a result of the higher average selling prices, net sales increased to $7.4 billion in 1995, a 28 percent increase over 1994 net sales of $5.7 billion. Net sales of paperboard and corrugated containers, kraft paper and paper bags and sacks increased 28.8 percent and 18.1 percent, respectively, over 1994. These increases reflected the higher selling prices which more than offset a reduction in sales volume for these products. Sales volumes for containerboard, corrugated containers and for paper bags and sacks decreased approximately 8 percent, 2 percent and 12 percent, respectively from 1994. Net sales of kraft paper increased 58.2 percent over 1994 reflecting both increased sales volume and higher selling prices. Net sales of newsprint and groundwood paper for 1995 increased 14.6 percent over 1994 as significantly higher average selling prices more than offset a decrease in volume mainly attributable to the SCI de-consolidation. Net sales of market pulp increased to $750 million in 1995 from $305 million in 1994. Approximately $163 million of the market pulp sales increase resulted from the inclusion of sales for Stone Venepal (Celgar) Pulp, Inc. ("SVCPI"), which effective December 31, 1994, became a consolidated subsidiary when the Company increased its ownership in SVCPI from 50 to 90 percent. Excluding the effect of SVCPI, sales of market pulp increased $282 million over 1994 mainly due to significantly higher average selling prices, although a 22 percent volume improvement also contributed to the sales increase.

    Partially offsetting the effect on earnings of the improved product pricing for 1995 over 1994, was an increase in recycled fiber costs of approximately $145 million which occurred primarily as a result of an industry shortage for this raw material. The 1995 results were also unfavorably impacted by an after-tax charge of approximately $8 million related to Stone-Consolidated's acquisition of Rainy River and by an increase in interest expense primarily resulting from higher interest rates associated with the Company's indebtedness. The 1995 results included foreign currency transaction gains of $8 million, whereas the 1994 results included a non-recurring $22 million involuntary conversion gain related to a digester accident at the Company's Panama City, Florida, pulp and paperboard mill and foreign currency transaction losses of $16 million. Additionally, the Company recorded an income tax provision of $321 million in 1995 compared to a 1994 income tax benefit of $35 million reflecting the tax effect of the increased pretax earnings for 1995 over 1994.

FINANCIAL CONDITION AND LIQUIDITY

    The Company's working capital ratio was 1.8 to 1 at December 31, 1996 and
2.4 to 1 at December 31, 1995. This decrease was primarily due to the increase in current maturities of the Company's indebtedness. The Company's long-term debt to total capitalization ratio was 76.6 percent at December 31, 1996 and
72.2 percent at December 31, 1995. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of certain consolidated affiliates which is non-recourse to the Company), deferred income taxes and stockholders' equity.

    On March 22, 1996, the Company and its bank group amended and restated the Company's bank credit agreement to, among other things, provide for an additional senior secured term loan facility of $190 million and a supplemental revolving credit facility of $110 million. Subsequently in 1996, the Company and its bank group further amended the credit agreement to, among other things, permit the Company to contribute its retail packaging assets into a joint venture with Gaylord Container Corporation (see Note 3) and ease certain financial covenant requirements (including the interest coverage and indebtedness ratio requirements). At December 31, 1996, the Company's bank credit agreement, as amended, provides for three senior secured term loans aggregating $763 million which mature through October 1, 2003 and a $560 million senior secured revolving credit facility commitment maturing May 15, 1999 (collectively the "Credit Agreement"). At March 20, 1997, the Company had borrowing availability of approximately $249 million (net of letters of credit which reduce the amount available to be borrowed) under its revolving credit facilities. The term loans and revolving credit facility had weighted average interest rates for the year ended December 31, 1996 of 8.7 percent and 8.9 percent, respectively. The weighted average rates do not include the effect of the amortization of deferred debt issuance costs.

    The term loan portions of the Credit Agreement provide for mandatory prepayments from sales of certain assets, certain debt financing and a percentage of excess cash flow (as defined). The Company's bank lenders, at the Company's request, may at their option, waive the receipt of certain mandatory prepayments. In 1996, the Company received consents from a majority of its holders to waive mandatory repayment requirements from excess cash flow (as defined) on no less than 80 percent of each of the Company's term loans until September 1997. Any mandatory and voluntary prepayments are allocated against the term loan amortizations in inverse order of maturity. Any mandatory prepayments from sales of collateral, unless replacement collateral is provided, will be applied ratably to the term loans and revolving credit facility, permanently reducing the loan commitments under the Credit Agreement. The Credit Agreement also contains cross-default provisions to the indebtedness of $10 million or more of the Company and certain subsidiaries. The Credit Agreement no longer has a cross-acceleration provision in the event of an acceleration of the non-recourse debt of Stone Venepal (Celgar) Pulp, Inc. ("SVCPI").

    The Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios. Unless operating results improve, the Company may be required to seek covenant relief from its bank group during 1997. Although no assurance can be given, the Company believes such relief, if sought, would be granted.

    The Company's various Senior Note Indentures under which approximately $2.0 billion of debt is outstanding contains provisions which require the Company to maintain a minimum Subordinated Capital Base (as defined) of $1 billion. In the event of a failure to maintain such minimum amount for two successive quarters the Company would be required to semi-annually offer to purchase 10 percent of such outstanding indebtedness at par until the minimum Subordinated Capital Base is again attained. In the event that the Company's Credit Agreement has outstanding amounts in excess of that outstanding under the Senior Note Indentures, and would not permit the offer to repurchase, then the Company would be required to increase the rates on the Notes by 50 basis points per quarter up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained. The Company's Subordinated Capital Base was $1,040 million at December 31, 1996. It is anticipated that the minimum Subordinated Capital Base will fall below the required levels in the first quarter of 1997 and unless results improve in the second quarter of 1997, the required level of Subordinated Capital Base will not be met in the second quarter of 1997. As a result of this, the Company plans to issue securities which will increase the Subordinated Capital Base to required levels by June 30, 1997. There is however no assurance that the Company will achieve such financings.

OUTLOOK:

    The Company incurred a net loss of $126 million in 1996 primarily due to sharply lower selling prices for the majority of the Company's products in conjunction with significant interest expense on its indebtedness. Currently, industry conditions have resulted in continued downward pressure on product prices and the Company will report a first quarter 1997 net loss.

    The Company's primary capital requirements consist of debt service and capital expenditures, including capital investment for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. The Company is highly leveraged, and while highly leveraged, will incur substantial ongoing interest expense. The Company has debt amortizations of $194 million of principal plus interest of approximately $412 million due in 1997. In the event that operating cash flows and borrowing availability under its revolving credit facilities or from other financing sources do not provide sufficient liquidity for the Company to meet its 1997 debt service requirements, the Company will be required to pursue other alternatives to improve liquidity, including cost reductions, sales of assets, the deferral of certain capital expenditures and/or obtaining additional sources of funds. Beginning in 1998 and continuing thereafter, the Company will be required to make significantly increased principal re-payments on its existing indebtedness. The Company has debt amortizations of approximately $432 million in 1998, $410 million in 1999 and $484 million in 2000. In the event that the Company is unable to generate sufficient cash flows to fully meet such debt service requirements, the Company will seek to refinance significant portions of this indebtedness and use a substantial portion of its sources of liquidity including availabilities under its revolving credit facilities to repay such indebtedness. Further, the Company may be required to pursue other alternatives to improve liquidity, including cost reductions, sales of assets, the deferral of certain capital expenditures and/or obtaining additional sources of funds.

    On January 27, 1997 the Company filed a $1 billion shelf registration with the Securities and Exchange Commission providing for the issuance of equity and/or debt securities.

    Wood fiber and recycled fiber, the principal raw materials used in the manufacture of the Company's products, are purchased in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. In addition, the supply and price of wood fiber in particular, is dependent upon a variety of factors over which the Company has no control, including environmental and conservation regulations, natural disasters, such as forest fires and hurricanes, and weather. The Company purchases or cuts a variety of species of timber from which the Company utilizes wood fiber depending upon the product being manufactured and each mill's geographic location. A decrease in the supply of wood fiber has caused, and will likely continue to cause, higher wood fiber costs in some of the regions in which the Company procures wood. In addition, the increase in demand of products manufactured, in whole or in part, from recycled fiber has from time to time caused a tightness in supply of recycled fiber and at those times a significant increase in the cost of such fiber used in the manufacture of recycled containerboard and related products. Such costs are likely to continue to fluctuate based upon demand/supply characteristics. While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in economic proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

    On February 14, 1997, Stone-Consolidated, a 46.6 percent owned non-consolidated affiliate of the Company, and Abitibi-Price Inc., announced a merger agreement to amalgamate under Canadian law the two companies to create Abitibi-Consolidated, Inc. The transaction, which is subject to shareholder and regulatory approval, is expected to close in the second quarter of 1997. Abitibi-Consolidated, Inc. would be a significant manufacturer and marketer of publication grade papers with combined revenues approximating $4.9 billion
(CDN). Upon completion of the transaction, the Company would own approximately 25 percent of the common equity of Abitibi-Consolidated, Inc.

CASH FLOWS FROM OPERATIONS:

    The following table shows, for the last three years, the net cash provided by operating activities:

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                                    -----------------------
                                          (IN MILLIONS)                                               1996         1995
--------------------------------------------------------------------------------------------------  ---------  ------------
Net income (loss).................................................................................  $    (126) $     256
Depreciation and amortization.....................................................................        315        372
Deferred taxes....................................................................................        (88)       214
Extraordinary charges from early extinguishments of debt..........................................          4        189
Cumulative effect of accounting change............................................................     --           --
(Increase) decrease in accounts and notes receivable--net.........................................        185        (81)
(Increase) decrease in inventories................................................................        (51)      (146)
(Increase) decrease in other current assets.......................................................         15         22
Increase in accounts payable and other current liabilities........................................         56         62
Other.............................................................................................        (22)        74(a)
                                                                                                    ---------     ------
Net cash provided by operating activities.........................................................  $     288  $     962
                                                                                                    ---------     ------
                                                                                                    ---------     ------


                                          (IN MILLIONS)                                               1994
--------------------------------------------------------------------------------------------------  ---------
Net income (loss).................................................................................  $    (205)
Depreciation and amortization.....................................................................        359
Deferred taxes....................................................................................        (55)
Extraordinary charges from early extinguishments of debt..........................................         62
Cumulative effect of accounting change............................................................         14
(Increase) decrease in accounts and notes receivable--net.........................................       (176)
(Increase) decrease in inventories................................................................         30
(Increase) decrease in other current assets.......................................................        (46)
Increase in accounts payable and other current liabilities........................................         87
Other.............................................................................................          2
                                                                                                    ---------
Net cash provided by operating activities.........................................................  $      72
                                                                                                    ---------
                                                                                                    ---------

---------

(a) Includes minority interest expense of $29 million.

    The Company's 1996 operating cash flow of $288 million was not sufficient to fully fund the Company's capital expenditures and investing activities. As a result the Company increased its indebtedness to meet cash flow needs.

    The 1996 decrease in accounts and notes receivable reflects lower average selling prices for the Company's products, while the 1995 increase primarily reflects higher average selling prices for the Company's products.

    The increase in inventories for 1996 and 1995 primarily reflects an increase in the quantity of paperstock levels as a result of weak demand.

    The increase in accounts payable and other current liabilities in 1996 and 1995 was due primarily to the timing of payments.

FINANCING ACTIVITIES:

    The following summarizes the Company's primary financing activities in 1996:

    - On December 16, 1996, Stone Receivables Corporation redeemed $50 million of its floating rate notes.

    - On September 16, 1996, the Company purchased and retired $222 million principal amount of its 11 1/2 percent Senior Subordinated Notes due 1999. Earlier in the year, the Company purchased $8 million of the 11 1/2 percent Senior Subordinated Notes on the open market.

    - On August 16, 1996, Stone Container Finance Company of Canada, a newly-formed, wholly-owned subsidiary of the Company, sold $200 million principal amount of 11 1/2 percent Senior Notes due August 15, 2006 (the "SCFCC Notes"). On July 24, 1996, the Company sold $125 million principal amount of 11 7/8 percent Rating Adjustable Senior Notes due August 1, 2016 ("Rating Adjustable Senior Notes"). The net proceeds received from the sales of the SCFCC Notes and the Rating Adjustable Senior Notes were used by the Company to purchase and retire the remaining $222 million of the 11 1/2 percent Senior Subordinated Notes referred to above and to provide funds for general corporate purposes.

    - On April 25, 1996, the Company issued $33 million aggregate principal amount of tax-exempt, industrial development revenue bonds at 7 1/4 percent. The proceeds from the issuance have been and will be used to acquire, construct and install certain solid waste disposal components of the Company's containerboard mill facilities located in Snowflake, Arizona and Port Wentworth, Georgia.

    - On March 22, 1996, the Company borrowed $190 million under a senior secured term loan facility provided under its Credit Agreement. The proceeds of the term loan were used to repay indebtedness outstanding under the Company's $450 million revolving credit facility (without a corresponding reduction in commitments) and provide additional liquidity in the form of cash.

    See also Note 11 to the Consolidated Financial Statements.

INVESTING ACTIVITIES:

    The following summarizes the Company's primary 1996 investing activities:

    - Capital expenditures for 1996 totaled approximately $251 million. The Company's capital expenditures for 1997 are budgeted at approximately $164 million.

    - On November 29, 1996, the Company acquired Graficarton S.A., a Spanish company that operates a recycled containerboard mill in Cordoba and corrugated container plants in Cordoba, Madrid and Seville, Spain. Additionally, on November 30, 1996, Stone acquired 50 percent of Cartonex Bernal S.A., a company that operates a containerboard mill and two corrugated container plants in Argentina, and on November 26, 1996 acquired 50 percent of Corrupac S.A., a corrugated box manufacturer in Chile.

    - On September 11, 1996, the Company sold the majority of its U.S. wood products assets to U.S. Forest Industries, Inc. for cash and long-term promissory notes.

    - On July 12, 1996, the Company and Gaylord Container Corporation entered into a joint venture whereby the retail packaging businesses of these two companies were combined to form S&G.

    - On May 30, 1996, the Company entered into a joint venture agreement with Four M Corporation to purchase a paperboard mill located in Port St. Joe, Florida, from St. Joe Paper Company for $185 million plus applicable working capital.

    - Additionally, on March 14, 1996, the Company purchased approximately $40 million of convertible debt securities of Financiere Carton Papier ("FCP"), a non-consolidated affiliate of the Company.

    See also Note 3 to the Consolidated Financial Statements.

ENVIRONMENTAL ISSUES:

    The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has, in the past, made significant capital expenditures to comply with water, air and solid and hazardous waste regulations and expects to make significant expenditures in the future. Capital expenditures for environmental control equipment and facilities were approximately $46 million in 1996, and the Company anticipates that 1997 and 1998 environmental capital expenditures will approximate $33 million and $43 million, respectively. The majority of the 1998 expenditures relate to amounts that the Company currently anticipates will be required once final "cluster rules" described below are adopted. Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments which cannot be predicted at this time, such costs could increase when final "cluster rules" are adopted and as other environmental regulations become more stringent. Environmental control expenditures include projects which, in addition to meeting environmental concerns, yield certain benefits to the Company in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation) represent ongoing costs to the Company.

    In December 1993, the U.S. Environmental Protection Agency (the "EPA") issued a proposed rule affecting the pulp and paper industry. These proposed regulations, informally known as the "cluster rules", would make more stringent requirements for discharge of wastewaters under the Clean Water Act and would impose new requirements on air emissions under the Clean Air Act. Pulp and paper manufacturers (including the Company) have submitted extensive comments to the EPA on the proposed regulations in support of the position that requirements under the proposed regulations are unnecessarily complex, burdensome and environmentally unjustified. Estimates, based on currently proposed regulations, indicate that the Company could be required to make capital expenditures of $350-$450 million through 1998 in order to meet the requirements of the regulations, although it is likely this range will decrease upon finalization of the rules. While it cannot be predicted with certainty, it appears as though the final cluster rules which are currently expected to be issued in 1997, will be modified to reduce certain requirements. Assuming that the anticipated reduced requirements are promulgated as the Company expects, the Company currently believes it would be required to make capital expenditures of approximately $200-250 million during the period of 1998 through 2006 in order to meet the requirements of the anticipated regulations. Also, additional operating expense will be incurred as capital installations required by the cluster rules are put into service. Such incremental expense will ultimately increase to as much as $20 million per year by the year 2006. The ultimate financial impact of the regulations cannot be precisely estimated at this time but will be affected by several factors, including the actual requirements imposed under the final rules, advancements in control process technologies, possible reconfiguration of mills and inflation.

    In addition, the Company is from time to time subject to litigation and governmental proceedings regarding environmental matters in which injunctive and/or monetary relief is sought. The Company has been named as a potentially responsible party ("PRP") at a number of sites which are the subject of remedial activity under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") or comparable state laws. Although the Company is subject to joint and several liability imposed under Superfund, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Future environmental regulations, including the final "cluster rules", may have an unpredictable adverse effect on the Company's operations and earnings, but they are not expected to adversely affect the Company's competitive position.

COMMON AND SERIES E CUMULATIVE PREFERRED STOCK -- CASH DIVIDENDS, MARKET AND
  PRICE RANGE

    The Company has restrictions on the payment of cash dividends on its common stock under certain of the Company's indentures and under its Credit Agreement. Common stock cash dividends cannot be declared and paid in the event the Company has any accumulated preferred stock dividend arrearage or there is no availability in the dividend pool under the Credit Agreement or under the Senior Subordinated Indentures dated March 15, 1992 (the "Senior Subordinated Indenture") relating to the Company's 10 3/4 percent Senior Subordinated Notes due June 15, 1997, its 11 percent Senior Subordinated Notes due August 15, 1999 and its 10 3/4 percent Senior Subordinated Debentures due April 1, 2002. Additionally, preferred and common stock dividends cannot be declared and paid in the event the Company's total stockholders' equity falls below $750 million. The Company paid cash dividends of $0.60 and $0.30 per share on its common stock in 1996 and 1995, respectively.

    The Company paid cash dividends of $1.75 and $2.625 per share on its Series E Cumulative Preferred Stock in 1996 and 1995, respectively. The declaration of dividends by the Board of Directors is subject to, among other things, the Company's ability to comply with financial covenants contained in the Company's Credit Agreement and in its Senior Subordinated Indenture. In the event the Company has six quarterly dividends which remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment. Irrespective of the amount available in the dividend pool under the Credit Agreement, the Credit Agreement permits dividends to be paid on the Series E Cumulative Preferred Stock if there is an available dividend pool under the Senior Subordinated Indenture. At December 31, 1996 the amounts available in the dividend pool under the Credit Agreement and under the Senior Subordinated Indenture were approximately $46 million and $50 million, respectively. On January 27, 1997 the Board of Directors of the Company declared a cash dividend of $0.4375 per share on the Company's Series E Cumulative Preferred Stock which was paid February 17, 1997, to shareholders of record February 7, 1997. The Board of Directors did not declare a dividend on the Company's common stock. It is expected that the Company's dividend pool will not be sufficient to declare a Series E Preferred Stock dividend in May 1997.

                                                                                                  SERIES E CUMULATIVE
                                                          COMMON STOCK                              PREFERRED STOCK
                                           ------------------------------------------  ------------------------------------------
                                                   1996                  1995                  1996                  1995
                                           --------------------  --------------------  --------------------  --------------------
Quarter                                      High        Low       High        Low       High        Low       High        Low
-----------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
1st......................................  $   15.88  $   12.38  $   24.50  $   16.88  $   21.75  $   18.50  $   22.63  $   16.88
2nd......................................      17.38      13.50      24.00      16.25      21.00      18.88      24.25      21.00
3rd......................................      15.88      12.13      24.63      18.88      20.63      18.63      24.88      20.63
4th......................................      16.25      13.63      19.00      12.50      20.50      18.00      21.88      17.13
Year.....................................      17.38      12.13      24.63      12.50      21.75      18.00      24.88      16.88
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

    There were approximately 6,502 common stockholders and 419 preferred stockholders of record at December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Registrant's financial statements required by Item 8, together with the report thereon of the independent accountants dated February 10, 1997 are set forth on pages 28-54 of this report. The financial statement schedules listed under Item 14(a)2, together with the report thereon of the independent accountants dated February 10, 1997 are set forth on pages 55 and 56 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the Registrant's Directors and Executive Officers is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1997, for the Annual Meeting of Stockholders scheduled May 13, 1997, under the captions "Nominees for Directors," "Information as to Directors and Executive Officers" and "Directors--Certain Transactions."

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to the Registrant's executive compensation is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1997, for the Annual Meeting of Stockholders scheduled May 13, 1997, under the caption "Compensation," excluding the section thereunder entitled "Compensation Committee Report on Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    Information relating to certain beneficial ownership of the Registrant's common stock is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1997, for the Annual Meeting of Stockholders scheduled May 13, 1997, under the captions "Nominees for Directors" and "Security Ownership by Certain Beneficial Owners and Management--Security Ownership by Certain Beneficial Owners."

                        SECURITY OWNERSHIP OF MANAGEMENT

    Information relating to ownership of the Registrant's equity securities by Directors and Executive Officers is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1997, for the Annual Meeting of Stockholders scheduled May 13, 1997, under the captions "Nominees for Directors" and "Security Ownership by Certain Beneficial Owners and Management--Security Ownership by Management."

                               CHANGES IN CONTROL

    The Registrant knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information related to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1997, for the Annual Meeting of Stockholders scheduled May 13, 1997, under the caption "Directors--Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                  (a)  DOCUMENTS FILED AS PART OF THIS REPORT

        1. FINANCIAL STATEMENTS. The Registrant's financial statements, for the year ended December 31, 1996, together with the Report of Independent Accountants are set forth on pages 28-54 of this report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the Financial Statements included in this report.

        2. FINANCIAL STATEMENT SCHEDULES. The following are included in Part IV of this report for each of the years ended December 31, 1996, 1995 and 1994 as applicable:

                                                                      Page
                                                                      ----
Report of Independent Accountants on Financial Statement Schedule.....  55
Valuation and Qualifying Accounts and Reserves (Schedule II)..........  56
Financial Statements of Stone-Consolidated Corporation................  *

---------

* To be filed as an amendment to this Report on or before June 30, 1997.

    Financial statement schedules not included in this report have been omitted, either because they are not applicable or because the required information is shown in the financial statements or notes thereto, included in this report. At December 31, 1996, the Company had outstanding non-interest bearing loans receivable of $270,000 to Randolph Read, Senior Vice President--Chief Financial and Planning Officer, and $300,000 to Harold Wright, Senior Vice President and General Manager, North American Containerboard, Paper and Pulp. Mr. Read's loan is repayable on demand pursuant to request by the Company. Mr. Wright's loan is due in 2002.

        3. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

                            (b)  REPORTS ON FORM 8-K

    A Report on Form 8-K dated May 16, 1996 was filed under Item 5--Other
Events.

    A Report on Form 8-K dated June 28, 1996 was filed under Item 5--Other
Events.

    A Report on Form 8-K dated July 19, 1996 was filed under Item 5--Other
Events.

    A Report on Form 8-K dated July 25, 1996 was filed under Item 5--Other
Events.

    A Report on Form 8-K dated December 18, 1996 was filed under Item 5--Other Events and Item 7--Exhibits.

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

        4(e)  Amendment to Rights Agreement dated as of May 16, 1996 between the Company and First Chicago
              Trust Company of New York, filed as Exhibit 1 to the Company's Form 8 dated June 8, 1996 amending the Company's Registration Statement on Form 8 dated August 2, 1990 amending the
              Company's Registration Statement on Form 8-A dated July 27, 1988, as amended, is hereby incorporated by reference.

        4(f)  Amended and Restated Credit Agreement ("Credit Agreement") dated as of March 22, 1996 among the Company, the financial institutions signatory thereto, Bankers Trust Company, as agent
              (the "Agent"), and Bank of America National Trust & Savings Association, The Bank of New York,
              The Bank of Nova Scotia, Caisse Nationale de Credit Agricole, Chemical Bank, The Chase
              Manhattan Bank, N.A., Dresdner Bank AG-Chicago and Grand Cayman Branches, The First National
              Bank of Chicago, The Long-Term Credit Bank of Japan, Ltd., NationsBank of North Carolina,
              N.A., The Sumitomo Bank, Ltd., Chicago Branch and The Toronto-Dominion Bank, as co-agents (the
              "Co-Agents"), is hereby incorporated by reference.

        4(g)  First Amendment of Credit Agreement dated as of June 20, 1996 among the Company, the financial institutions signatory thereto and Bankers Trust Company, as Agent (the "Agent"), filed as
              Exhibit 4(s) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1996, is hereby incorporated by reference.

        4(h)  Second Amendment of Credit Agreement dated as of December 18, 1996 among the Company, the financial institutions signatory thereto and Bankers Trust Company, as Agent (the "Agent"), filed as Exhibit 4 to the Company's Current Report on Form 8-K dated December 18, 1996, is hereby incorporated by reference.

        4(i)  Indenture dated as of July 24, 1996 between the Company and The Bank of New York, as Trustee, relating to the Rating Adjustable Senior Notes due 2016, filed as Exhibit 4.1to the Company's
              Registration Statement on Form S-4, Registration Number 333-12155, is hereby incorporated by reference.

        4(j)  First Supplemental Indenture dated July 24, 1996 between the Company and The Bank of New York, as Trustee, relating to the Rating Adjustable Senior Notes due 2016, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration Number 333-12155, is hereby incorporated by reference.

        4(k)  Indenture dated as of October 12, 1994 between the Company and Norwest Bank Minnesota, N.A., as Trustee, relating to the 10 3/4 percent First Mortgage Notes due October 1, 2002, filed as
              Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September
              30, 1994, is hereby incorporated by reference.

        4(l)  Indenture dated as of October 12, 1994 between the Company and The Bank of New York, as
              Trustee, relating to the 11 1/2 percent Senior Notes due October 1, 2004, filed as Exhibit
              4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is hereby incorporated by reference.

        4(m)  Indenture, dated as of February 15, 1992, between the Company and The Bank of New York, as
              Trustee, relating to the Company's 6 3/4 percent Convertible Subordinated Debentures due
              February 15, 2007, filed as Exhibit 4(p) to the Company's Registration Statement on Form S-3,
              Registration Number 33-45978, is hereby incorporated by reference.

        4(n)  Senior Subordinated Indenture, dated as of March 15, 1992, between the Company, and The Bank of New York, as Trustee, filed as Exhibit 4(a) to the Company's Registration Statement Form
              S-3, Registration Number 33-46764, is hereby incorporated by reference.

        4(o)  Indenture dated as of June 15, 1993, between the Company and Norwest Bank Minnesota, National
              Association, as Trustee, relating to the Company's 8 7/8 percent Convertible Senior
              Subordinated Notes due 2000, filed as Exhibit 4(a) to the Company's Registration Statement on
              Form S-3, Registration Number 33-66086, is hereby incorporated by reference.

        4(p)  Indenture, dated as of November 1, 1991, between the Company and The Bank of New York, as
              Trustee, relating to the Company's Senior Debt Securities, filed as Exhibit 4(u) to the
              Company's Registration Statement on Form S-3, Registration Number 33-45374, is hereby incorporated by reference.

        4(q)  First Supplemental Indenture dated as of June 23, 1993, between the Company and The Bank of
              New York, as Trustee, relating to the Indenture, dated as of November 1, 1991, between the
              Company and The Bank of New York, as Trustee, filed as Exhibit 4(aa) to the Company's
              Registration Statement on Form S-3, Registration Number 33-66086, is hereby incorporated by reference.

        4(r)  Second Supplemental Indenture dated as of February 1, 1994, between the Company and the Bank of New York, as Trustee, relating to the Indenture, dated as of November 1, 1991, as amended, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, dated January 24, 1994, is hereby incorporated by reference.

        4(s)  Master Trust Indenture and Security Agreement dated as of March 14, 1995, among Stone
              Receivables Corporation, the Company, as Servicer, Marine Midland Bank, as Trustee, and
              Bankers Trust Company, as Administrative Agent, relating to the accounts receivable securitization program, is hereby incorporated by reference.

        4(t)  Series 1995-1 Supplement dated as of March 14, 1995, to the Master Trust Indenture and
              Security Agreement dated as of March 14, 1995, among Stone Receivables Corporation, the
              Company, as Servicer, Marine Midland Bank, as Trustee, and Bankers Trust Company, as
              Administrative Agent, relating to the accounts receivable securitization program, is hereby incorporated by reference.

        4(u)  Indenture dated as of August 16, 1996 between Stone Container Finance Company of Canada (the
              "Issuer"), the Company, as guarantor, and The Bank of New York, as Trustee, relating to the
              Issuer's 11 1/2 percent Senior Notes due 2006.**

              Indentures with respect to other long-term debt, none of which exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, are not attached. (The
              Registrant agrees to furnish a copy of such documents to the Commission upon request).

        4(v)  Guaranty, dated October 7, 1983, between the Company and The Continental Group, Inc., filed as
              Exhibit 4(h) to the Company's Registration Statement on Form S-3, Registration Number
              33-36218, is hereby incorporated by reference.

        4(w)  Amendment No. 1 to Guaranty, dated as of June 1, 1996, among Continental Holdings, Inc.,
              Continental Group, Inc. and the Company, filed as Exhibit 4(r) to the Company's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1996, is hereby incorporated by reference.

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

       10(g)  Stone Container Corporation 1992 Long-Term Incentive Program, filed as Exhibit A to the
              Company's Proxy Statement dated as of April 11, 1991, is hereby incorporated by reference.*

       10(h)  Stone Container Corporation 1995 Long-Term Incentive Plan, filed as Exhibit A to the Company's
              Proxy Statement dated as of April 7, 1995, is hereby incorporated by reference.*

       10(i)  Stone Container Corporation 1995 Key Executive Officer Short-term Incentive Plan, filed as
              Exhibit B to the Company's Proxy Statement dated as of April 7, 1995, is hereby incorporated by reference.*

       10(j)  Form of Severance Agreement, dated July 22, 1996, entered into between the Company and Roger
              W. Stone.*-**

       10(k)  Form of Severance Agreement, dated July 22, 1996, entered into between the Company and John D.
              Bence, Thomas W. Cadden, Matthew S. Kaplan, Randolph C. Read and Harold D. Wright.*-**

       10(l)  Form of Severance Agreement, dated July 22, 1996, entered into between the Company and all other executive and divisional officers of the Company.*-**

       11     Computation of Primary and Fully Diluted Net Income (Loss) Per Common Share.**

       12     Computation of Ratios of Earnings to Fixed Charges.**

       21     Subsidiaries of the Company.**

       23     Consent of Independent Accountants.**

       27     Financial Data Schedule.**

------------------------

 *  Management contract or compensatory plan or arrangement

**  Filed herewith

                (d)  SEPARATE FINANCIAL STATEMENTS OF AFFILIATES

    Stone-Consolidated Corporation, a 46.6 percent owned affiliate of the Company, qualifies as a significant subsidiary under Rule 3-09 of Regulation S-X. The December 31, 1996 separate financial statements of Stone-Consolidated Corporation, a foreign business, will be filed as an amendment to this Report, as required, on or before June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    STONE CONTAINER CORPORATION

By: ROGER W. STONE
    -------------------------------------------------------                     March 24, 1997
    Roger W. Stone
    CHAIRMAN OF THE BOARD OF DIRECTORS AND PRESIDENT
    (CHIEF EXECUTIVE OFFICER)

    RANDOLPH C. READ
    -------------------------------------------------------                     March 24, 1997
    Randolph C. Read
    SENIOR VICE PRESIDENT
    (CHIEF FINANCIAL AND PLANNING OFFICER)

    THOMAS P. CUTILLETTA
    -------------------------------------------------------                     March 24, 1997
    Thomas P. Cutilletta
    SENIOR VICE PRESIDENT, ADMINISTRATION AND
    CORPORATE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

WILLIAM F. ALDINGER, III                              JERRY K. PEARLMAN
------------------------------------------            ------------------------------------------
William F. Aldinger, III                              Jerry K. Pearlman
DIRECTOR                    March 24, 1997            DIRECTOR                    March 24, 1997

RICHARD A. GIESEN                                     RICHARD J. RASKIN
------------------------------------------            ------------------------------------------
Richard A. Giesen                                     Richard J. Raskin
DIRECTOR                    March 24, 1997            DIRECTOR                    March 24, 1997

JAMES J. GLASSER                                      ALAN STONE
------------------------------------------            ------------------------------------------
James J. Glasser                                      Alan Stone
DIRECTOR                    March 24, 1997            DIRECTOR                    March 24, 1997

JACK M. GREENBERG                                     AVERY J. STONE
------------------------------------------            ------------------------------------------
Jack M. Greenberg                                     Avery J. Stone
DIRECTOR                    March 24, 1997            DIRECTOR                    March 24, 1997

GEORGE D. KENNEDY                                     IRA N. STONE
------------------------------------------            ------------------------------------------
George D. Kennedy                                     Ira N. Stone
DIRECTOR                    March 24, 1997            DIRECTOR                    March 24, 1997

HOWARD C. MILLER, JR.                                 JAMES H. STONE
------------------------------------------            ------------------------------------------
Howard C. Miller, Jr.                                 James H. Stone
DIRECTOR                    March 24, 1997            DIRECTOR                    March 24, 1997

JOHN D. NICHOLS                                       ROGER W. STONE
------------------------------------------            ------------------------------------------
John D. Nichols                                       Roger W. Stone
DIRECTOR                    March 24, 1997            DIRECTOR                    March 24, 1997

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM:                                                                      PAGE
-------------------------------------------------------------------------  -----
Financial Statements:
  Management's Responsibility for the Financial Statements...............     27
  Report of Independent Accountants......................................     28
  Consolidated Statements of Operations..................................     29
  Consolidated Balance Sheets............................................     30
  Consolidated Statements of Cash Flows..................................     31
  Consolidated Statements of Stockholders' Equity........................     32
  Notes to the Consolidated Financial Statements.........................     33

Financial Statement Schedules:
  Report of Independent Accountants on Financial Statement Schedule......     55
  Valuation and Qualifying Accounts and Reserves (Schedule II)...........     56

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

The Company engages Price Waterhouse LLP, who are responsible for performing an independent audit of the financial statements. Their audit includes obtaining an understanding of the Company's accounting systems and procedures to the extent required by generally accepted auditing standards and testing them as they deem necessary.

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

RANDOLPH C. READ
Senior Vice President
(Chief Financial and Planning Officer)

THOMAS P. CUTILLETTA
Senior Vice President, Administration and Corporate Controller
(Principal Accounting Officer)

                       Report of Independent Accountants

To the Board of Directors
and Stockholders of
Stone Container Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Stone Container Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits effective January 1, 1994.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 10, 1997, except as to Note 2,
  which is as of February 14, 1997.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in millions except per share)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1996        1995        1994
                                                                             ----------  ----------  ----------
SALES
  Net sales................................................................  $  5,141.8  $  7,351.2  $  5,748.7
                                                                             ----------  ----------  ----------
COST AND EXPENSES
  Cost of products sold....................................................     4,085.4     5,168.9     4,564.3
  Selling, general and administrative expenses.............................       596.2       608.5       568.2
  Depreciation and amortization............................................       314.8       371.8       358.9
  Equity (income) loss from affiliates.....................................       (63.2)      (19.9)        7.7
  Other operating (income) expense-net.....................................         5.4      --           (34.4)
  Other (income) expense-net...............................................       (21.2)      (33.1)       (8.9)
                                                                             ----------  ----------  ----------
  Income before interest expense, income taxes, minority interest,
    extraordinary charges and cumulative effect of accounting change.......       224.4     1,255.0       292.9
  Interest expense.........................................................      (413.5)     (460.3)     (456.0)
                                                                             ----------  ----------  ----------
  Income (loss) before income taxes, minority interest, extraordinary
    charges and cumulative effect of accounting change.....................      (189.1)      794.7      (163.1)
  (Provision) credit for income taxes......................................        66.0      (320.9)       35.5
  Minority interest........................................................          .6       (29.3)       (1.2)
                                                                             ----------  ----------  ----------
NET INCOME (LOSS)
  Income (loss) before extraordinary charges and cumulative effect of
    accounting change......................................................      (122.5)      444.5      (128.8)
  Extraordinary charges from early extinguishments of debt (net of income
    tax benefits)..........................................................        (3.7)     (189.0)      (61.6)
  Cumulative effect of accounting change (net of income tax benefit).......      --          --           (14.2)
                                                                             ----------  ----------  ----------
  Net income (loss)........................................................      (126.2)      255.5      (204.6)
  Preferred stock dividends................................................        (8.1)       (8.1)       (8.1)
  Redemption premium of redeemable preferred stock of a consolidated
    affiliate..............................................................      --          --            (4.0)
                                                                             ----------  ----------  ----------
  Net income (loss) applicable to common shares............................  $   (134.3) $    247.4  $   (216.7)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
PER SHARE OF COMMON STOCK:
PRIMARY:
  Income (loss) before extraordinary charges and cumulative effect of
    accounting change......................................................  $    (1.32) $     4.64  $    (1.60)
  Extraordinary charges from early extinguishments of debt.................        (.03)      (2.01)       (.70)
  Cumulative effect of accounting change...................................      --          --            (.16)
                                                                             ----------  ----------  ----------
  Net income (loss)........................................................  $    (1.35) $     2.63  $    (2.46)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
FULLY DILUTED:
  Income before extraordinary charges and cumulative effect of accounting
    change.................................................................  $   *       $     3.89  $   *
  Extraordinary charges from early extinguishments of debt.................      *            (1.65)     *
  Cumulative effect of accounting change...................................      --          --          *
                                                                             ----------  ----------  ----------
  Net income...............................................................  $   *       $     2.24  $   *
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

---------

* Fully diluted earnings per share not applicable because the amounts are anti-dilutive.

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                                               DECEMBER 31,
                                                                                                          ----------------------
                                                                                                             1996        1995
                                                                                                          ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents.............................................................................  $    112.6  $     40.3
  Accounts and notes receivable (less allowances of $24.3 and $22.1)....................................       572.8       743.0
  Inventories...........................................................................................       741.6       733.3
  Other.................................................................................................       134.2       166.3
                                                                                                          ----------  ----------
    Total current assets................................................................................     1,561.2     1,682.9
                                                                                                          ----------  ----------

Property, plant and equipment...........................................................................     4,939.1     4,750.0
Accumulated depreciation and amortization...............................................................    (2,305.4)   (2,114.2)
                                                                                                          ----------  ----------
    Property, plant and equipment--net..................................................................     2,633.7     2,635.8

Timberlands.............................................................................................        34.6        57.7
Goodwill................................................................................................       485.4       545.5
Investment in equity of non-consolidated affiliates.....................................................     1,198.2     1,109.4
Other...................................................................................................       440.7       367.6
                                                                                                          ----------  ----------
    Total assets........................................................................................  $  6,353.8  $  6,398.9
                                                                                                          ----------  ----------
                                                                                                          ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................................................  $    363.8  $    347.9
  Current maturities of senior and subordinated long-term debt..........................................       186.7        27.1
  Notes payable and current maturities of non-recourse debt of consolidated affiliates..................        21.9        29.3
  Income taxes..........................................................................................        15.1          .8
  Accrued and other current liabilities.................................................................       301.7       296.6
                                                                                                          ----------  ----------
    Total current liabilities...........................................................................       889.2       701.7
                                                                                                          ----------  ----------
  Senior long-term debt.................................................................................     3,269.6     2,807.3
  Subordinated debt.....................................................................................       422.3       809.2
  Non-recourse debt of consolidated affiliates..........................................................       259.2       268.6
  Other long-term liabilities...........................................................................       308.1       313.7
  Deferred taxes........................................................................................       410.2       493.1
Commitments and contingencies (Note 18).................................................................

Stockholders' equity:
  Series E preferred stock..............................................................................       115.0       115.0
  Common stock (99.3 and 99.1 shares outstanding).......................................................       954.8       953.1
  Retained earnings (accumulated deficit)...............................................................       (94.2)       97.8
  Foreign currency translation adjustment...............................................................      (178.8)     (156.9)
  Unamortized expense of restricted stock plan..........................................................        (1.6)       (3.7)
                                                                                                          ----------  ----------
    Total stockholders' equity..........................................................................       795.2     1,005.3
                                                                                                          ----------  ----------
    Total liabilities and stockholders' equity..........................................................  $  6,353.8  $  6,398.9
                                                                                                          ----------  ----------
                                                                                                          ----------  ----------

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                               ---------------------------------
                                                                                                 1996       1995        1994
                                                                                               ---------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)............................................................................  $  (126.2) $   255.5  $    (204.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization............................................................      314.8      371.8        358.9
    Deferred taxes...........................................................................      (88.1)     213.6        (54.6)
    Foreign currency transaction (gains) losses..............................................         .5       (8.1)        15.8
    Equity (income) loss from affiliates.....................................................      (63.2)     (19.9)         7.7
    Extraordinary charges from early extinguishments of debt.................................        3.7      189.0         61.6
    Cumulative effect of accounting change...................................................     --         --             14.2
    Other--net...............................................................................       41.1      102.1        (21.3)
Changes in current assets and liabilities--net of adjustments for acquisitions and dispositions:
    (Increase) decrease in accounts and notes receivable--net................................      185.1      (80.8)      (175.7)
    (Increase) decrease in inventories.......................................................      (51.4)    (145.5)        29.7
    (Increase) decrease in other current assets..............................................       15.0       21.7        (45.9)
    Increase in accounts payable and other current liabilities...............................       56.3       62.3         86.5
                                                                                               ---------  ---------  -----------
Net cash provided by operating activities....................................................      287.6      961.7         72.3
                                                                                               ---------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments..............................................................................     (376.2)    (826.3)    (1,655.8)
Payments by consolidated affiliates on non-recourse debt.....................................      (18.9)    (146.1)      (429.3)
Borrowings...................................................................................      587.7      515.8      1,871.0
Non-recourse borrowings of consolidated affiliates...........................................        2.6        4.2          8.4
Proceeds from issuance of common stock.......................................................         .4        1.7        276.3
Redemption of redeemable preferred stock of a consolidated affiliate.........................     --         --            (52.6)
Refund of letter of credit...................................................................     --         --             13.5
Cash dividends...............................................................................      (67.6)     (41.5)        (8.1)
                                                                                               ---------  ---------  -----------
Net cash provided by (used in) financing activities..........................................      128.0     (492.2)        23.4
                                                                                               ---------  ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.........................................................................     (250.8)    (386.5)      (232.6)
Payments made for businesses acquired........................................................     (107.2)     (56.7)       (24.5)
Proceeds from sales of assets................................................................       53.1       20.3         36.5
Purchase of securities of a non-consolidated affiliate.......................................      (39.6)    --          --
Effect on cash of de-consolidation of Stone-Consolidated.....................................     --         (113.1)     --
Other--net...................................................................................        2.9       (9.1)       (14.4)
                                                                                               ---------  ---------  -----------
Net cash used in investing activities........................................................     (341.6)    (545.1)      (235.0)
                                                                                               ---------  ---------  -----------
Effect of exchange rate changes on cash......................................................       (1.7)       7.3           .5
                                                                                               ---------  ---------  -----------
NET CASH FLOWS
Net increase (decrease) in cash and cash equivalents.........................................       72.3      (68.3)      (138.8)
Cash and cash equivalents, beginning of period...............................................       40.3      108.6        247.4
                                                                                               ---------  ---------  -----------
Cash and cash equivalents, end of period.....................................................  $   112.6  $    40.3  $     108.6
                                                                                               ---------  ---------  -----------
                                                                                               ---------  ---------  -----------

---------

See Note 5 regarding non-cash financing and investing activities and supplemental cash flow information.

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (in millions except per share)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                             1996              1995               1994
                                                                        ---------------   ---------------   ----------------
                                                                        AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT   SHARES
                                                                        -------  ------   -------  ------   --------  ------
PREFERRED STOCK
Balance at January 1 and December 31..................................  $ 115.0    4.6    $ 115.0    4.6    $  115.0    4.6
                                                                                 ------            ------             ------
                                                                                 ------            ------             ------
COMMON STOCK
Balance at January 1..................................................    953.1   99.1      849.1   90.4       574.3   71.2
Issuance of common stock:
  Debt conversions....................................................      1.3     .1      180.4    8.5       --      --
  Public offering.....................................................    --      --        --      --         276.3   19.0
  Exercise of stock options...........................................       .4     .1        1.7     .1          .1   --
  Restricted stock plan...............................................    --      --          2.1     .1         2.4     .2
  Redemption premium of redeemable preferred stock
   of a consolidated affiliate........................................    --      --        --      --          (4.0)  --
Subsidiary issuance of stock..........................................    --      --        (80.2)  --         --      --
                                                                        -------  ------   -------  ------   --------  ------
Balance at December 31................................................    954.8   99.3      953.1   99.1       849.1   90.4
                                                                        -------  ------   -------  ------   --------  ------
                                                                                 ------            ------             ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at January 1..................................................     97.8             (96.3)             101.6
Net income (loss).....................................................   (126.2)            255.5             (204.6)
Cash dividends:
  Preferred stock*....................................................     (8.1)            (12.1)              (8.1)
  Common stock*.......................................................    (59.5)            (29.4)             --
Decrease (increase) in minimum pension liability in excess of
 unrecognized prior service cost......................................      1.8             (19.9)              14.8
                                                                        -------           -------           --------
Balance at December 31................................................    (94.2)             97.8              (96.3)
                                                                        -------           -------           --------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance at January 1..................................................   (156.9)           (215.2)            (179.0)
Adjustment from translation of foreign currency statements............    (21.9)             58.3              (36.2)
                                                                        -------           -------           --------
Balance at December 31................................................   (178.8)           (156.9)            (215.2)
                                                                        -------           -------           --------
UNAMORTIZED EXPENSE OF RESTRICTED STOCK PLAN
Balance at January 1..................................................     (3.7)             (4.5)              (4.8)
Issuance of shares....................................................    --                 (2.0)              (2.4)
Amortization of expense...............................................      2.1               2.8                2.7
                                                                        -------           -------           --------
Balance at December 31................................................     (1.6)             (3.7)              (4.5)
                                                                        -------           -------           --------
Total stockholders' equity at December 31.............................  $ 795.2           $1,005.3          $  648.1
                                                                        -------           -------           --------
                                                                        -------           -------           --------

---------

* Cash dividends paid on common stock were $.60 per share in 1996 and $.30 in 1995. No cash dividends on common stock were paid in 1994. Cash dividends paid on preferred stock were $1.75 per share in 1996, $2.625 per share in 1995 and $1.75 per share in 1994.

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and all subsidiaries that are more than 50 percent owned except for S&G Packaging Company, L.L.C. which is accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated. Investments in non-consolidated affiliated companies are primarily accounted for by the equity method. The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require the use of management estimates. Changes in such estimates may affect amounts reported in future periods.

PER SHARE DATA:

    Net income (loss) per common share is computed by dividing the net income
(loss) applicable to common shares by the weighted average number of common shares outstanding during each year. The weighted average number of common shares outstanding on a primary basis was 99,176,935 in 1996, 94,131,569 in 1995 and 88,195,190 in 1994.

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

GOODWILL AND OTHER ASSETS:

    Goodwill is amortized on a straight-line basis over 40 years and is recorded net of accumulated amortization of approximately $122 million and $116 million at December 31, 1996 and 1995, respectively. The Company assesses at

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) each balance sheet date whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether projected undiscounted future cash flows from operations exceed the net book value of goodwill as of the assessment date. Such projections reflect price, volume and cost assumptions.

    Deferred debt issuance costs are amortized over the expected life of the related debt using the interest method. Start-up costs on major projects are capitalized and amortized over a five-year period. Other long-term assets include approximately $35 million and $47 million of unamortized deferred start-up costs at December 31, 1996 and 1995, respectively.

SUBSIDIARY ISSUANCE OF STOCK:

    When a subsidiary issues stock, the Company records the difference relating to the carrying amount per share and the issuance price per share as an adjustment to common stock in those instances in which the Company has determined that the difference does not represent a permanent impairment.

FOREIGN CURRENCY TRANSLATION:

    The functional currency for the majority of the Company's foreign operations is the applicable local currency. Accordingly, assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are accumulated as a separate component of stockholders' equity entitled Foreign Currency Translation Adjustment. Foreign currency transaction gains or losses are credited or charged to income. The functional currency for foreign operations operating in highly inflationary economies is the U.S. dollar and any gains or losses are credited or charged to income.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF:

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption SFAS 121 did not have a material effect on the Company's financial statements.

NOTE 2--SUBSEQUENT EVENT

    On February 14, 1997 Stone-Consolidated, a 46.6 percent owned non-consolidated affiliate of the Company, and Abitibi-Price Inc., announced that they have agreed to amalgamate under Canadian law the two companies to create Abitibi-Consolidated, Inc. The transaction, which is subject to shareholder and regulatory approval, is expected to close in the second quarter of 1997. Abitibi-Consolidated, Inc. would be a significant manufacturer and marketer of publication grade papers with combined revenues approximating $4.9 billion (CDN). Upon completion of the transaction, the Company would own approximately 25 percent of the common equity of Abitibi-Consolidated, Inc.

NOTE 3--JOINT VENTURES, ACQUISITIONS AND INVESTMENTS

    On May 30, 1996, the Company entered into a joint venture with Four M Corporation ("Four M") to form Florida Coast Paper Company, L.L.C. ("Florida Coast") to purchase a paperboard mill located in Port St. Joe, Florida, from St. Joe Paper Company for $185 million plus applicable working capital. As part of the transaction, Florida Coast sold, through a private placement, debt of approximately $165 million. Pursuant to an exchange offer, such privately-placed

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--JOINT VENTURES, ACQUISITIONS AND INVESTMENTS (CONTINUED) debt was exchanged for registered notes identical to the privately-placed notes. The Company accounts for its investment in Florida Coast under the equity method. Concurrent with the formation of the joint venture, the Company and Four M entered into output purchase agreements with Florida Coast which require each of the joint venture partners to purchase 50 percent of the production of Florida Coast. The output purchase agreements also require the Company and Four M to equally share in the funding of certain cash flow deficits of Florida Coast.

    On July 12, 1996, the Company and Gaylord Container Corporation entered into a joint venture whereby the retail bag packaging businesses of these two companies were contributed to form S&G Packaging Company, L.L.C. ("S&G"). The Company accounts for its interest in S&G under the equity method. S&G produces paper grocery bags and sacks, handle sacks and variety bags, with estimated annual sales in excess of $300 million and serves supermarkets, quick service restaurants, paper distributors and non-food mass merchandisers throughout North America and the Caribbean.

    On March 14, 1996, the Company purchased approximately $40 million of convertible debt securities of Financiere Carton Papier ("FCP"), a non-consolidated affiliate of the Company. The securities are not convertible into FCP common stock until March 1999. If the company converted the securities into FCP common stock, the Company would own approximately 80 percent of the outstanding shares of FCP.

NOTE 4--SUBSIDIARY ISSUANCE OF STOCK

    On November 1, 1995, Stone-Consolidated Corporation, a Canadian subsidiary of the Company, amalgamated its operations (the "Amalgamation") with Rainy River Forest Products Inc. ("Rainy River"), a Toronto-based Canadian pulp and paper company. The combination of Stone-Consolidated Corporation and Rainy River to form the amalgamated entity ("Amalco") was accounted for as the acquisition of Rainy River by Stone-Consolidated Corporation. Therefore, the purchase method of accounting was used by Stone-Consolidated Corporation to account for the business combination. Amalco continues under the name of Stone-Consolidated Corporation ("Stone-Consolidated"). As a result of the issuance of common shares by Stone-Consolidated associated with the Amalgamation, the Company's equity ownership in Stone-Consolidated was reduced from 74.6 percent to 46.6 percent. The Company recorded in 1995 a charge of approximately $80 million to common stock related to the excess carrying value per common share over the issuance price per common share associated with the shares issued. Effective November 1, 1995, the Company began reporting Stone-Consolidated as a non-consolidated affiliate in accordance with the equity method of accounting.

NOTE 5--ADDITIONAL CASH FLOW STATEMENT INFORMATION

    The Company's non-cash investing and financing activities and cash payments (receipts) for interest and income taxes were as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                        ---------------------------
(IN MILLIONS)                                                            1996      1995      1994
----------------------------------------------------------------------  -------   -------   -------
Note receivable received as partial consideration for sale of
 assets...............................................................  $  32.7   $ --      $   1.3
Capital lease obligations incurred....................................      5.0       2.3       2.4
Assumption of debt of consolidated affiliates.........................      5.0     --        --
Issuance of common stock as partial consideration to extinguish
 debt.................................................................      1.3     180.4     --
Assumption of non-recourse debt of affiliates.........................    --         15.0     115.0
Short-term note receivable recorded as partial consideration from sale
 of an investment.....................................................    --        --          7.8
Conversion of investment in an affiliate into a note receivable.......    --        --          3.2
                                                                        -------   -------   -------
                                                                        -------   -------   -------
Cash paid (received) during the year for:
  Interest (net of capitalization)....................................  $ 383.1   $ 443.7   $ 373.7
  Income taxes (net of refunds).......................................      4.8     125.5      (4.1)
                                                                        -------   -------   -------
                                                                        -------   -------   -------

    In 1995, the other-net component of net cash provided from operating activities included minority interest expense of $29.3 million.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--INVENTORIES

    Inventories are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
(IN MILLIONS)                                                  1996      1995
------------------------------------------------------------  -------   -------
Raw materials and supplies..................................  $ 255.3   $ 287.5
Paperstock..................................................    378.1     358.8
Work in process.............................................     19.5      23.1
Finished products...........................................    105.1     123.1
                                                              -------   -------
                                                                758.0     792.5
Excess of current cost over LIFO inventory value............    (16.4)    (59.2)
                                                              -------   -------
Total inventories...........................................  $ 741.6   $ 733.3
                                                              -------   -------
                                                              -------   -------

    Inventories costed by the LIFO, FIFO and average cost methods represented approximately 39 percent, 7 percent and 54 percent, respectively, of total inventories at December 31, 1996 and approximately 42 percent, 8 percent and 50 percent, respectively, of total inventories at December 31, 1995.

NOTE 7--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is summarized as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
(IN MILLIONS)                                                   1996        1995
------------------------------------------------------------  ---------   ---------
Machinery and equipment.....................................  $ 4,053.2   $ 3,888.4
Buildings and leasehold improvements........................      656.5       630.7
Land and land improvements..................................      122.4       107.0
Construction in progress....................................      107.0       123.9
                                                              ---------   ---------
Total property, plant and equipment.........................    4,939.1     4,750.0
Accumulated depreciation and amortization...................   (2,305.4)   (2,114.2)
                                                              ---------   ---------
Total property, plant and equipment--net....................  $ 2,633.7   $ 2,635.8
                                                              ---------   ---------
                                                              ---------   ---------

    Property, plant and equipment includes capitalized leases of $21.0 million and $18.7 million and related accumulated amortization of $5.6 million and $7.0 million at December 31, 1996 and 1995, respectively.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--SUMMARIZED FINANCIAL INFORMATION OF NON-CONSOLIDATED AFFILIATES

    Combined summarized financial information for the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                ----------------------------
(IN MILLIONS)                                                                       1996           1995
------------------------------------------------------------------------------  -------------  -------------
Results of operations:(a)
  Net sales...................................................................   $   3,059.9    $   1,472.9
  Income before income taxes, minority interest and extraordinary charges.....         207.8           67.7
  Net income..................................................................         151.4           45.3
                                                                                -------------  -------------


                                                                                        DECEMBER 31,
                                                                                ----------------------------
(IN MILLIONS)                                                                       1996           1995
------------------------------------------------------------------------------  -------------  -------------
Financial position:
  Current assets..............................................................   $   1,084.8    $     924.8
  Non-current assets..........................................................       3,515.6        3,091.7
  Current liabilities.........................................................         668.0          692.9
  Non-current liabilities.....................................................       1,302.9          979.5
  Stockholders' equity........................................................       2,629.5        2,344.1
                                                                                -------------  -------------

---------

(a) Includes results for each affiliate for the period it was accounted for under the equity method. Consolidated retained earnings included approximately $42 million which represents undistributed earnings accounted for by the equity method at December 31, 1996.

NOTE 9--INCOME TAXES

    The Company provides for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

    The (provision) credit for income taxes consists of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------
(IN MILLIONS)                                         1996      1995       1994
--------------------------------------------------  --------   -------   --------
Currently (payable) refundable:
  Federal.........................................  $   (2.0)  $ (59.6)  $  --
  State...........................................       (.3)    (10.5)      (1.1)
  Foreign.........................................     (19.8)    (37.2)     (18.0)
                                                    --------   -------   --------
                                                       (22.1)   (107.3)     (19.1)
Deferred:
  Federal.........................................      64.1     (80.9)      45.3
  State...........................................      13.0     (26.2)       1.1
  Foreign.........................................      11.0    (106.5)       8.2
                                                    --------   -------   --------
                                                        88.1    (213.6)      54.6
                                                    --------   -------   --------
Total (provision) credit for income taxes.........  $   66.0   $(320.9)  $   35.5
                                                    --------   -------   --------
                                                    --------   -------   --------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--INCOME TAXES (CONTINUED)
    The income tax (provision) credit at the federal statutory rate is reconciled to the (provision) credit for income taxes as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                        -----------------------------
(IN MILLIONS)                                                             1996      1995       1994
----------------------------------------------------------------------  --------   -------   --------
Federal income tax (provision) credit at federal statutory rate.......  $   66.2   $(278.1)  $   57.1
Additional (taxes) credits resulting from:
  Non-deductible amortization of intangibles..........................      (6.8)     (8.8)      (9.0)
  Equity earnings of affiliates, net of tax...........................      18.7       1.4       (3.7)
  State income taxes, net of federal income tax effect................       8.3     (23.9)     --
  Valuation allowance adjustment......................................     (10.1)    --         --
  Minimum taxes-foreign jurisdictions.................................      (4.9)     (7.8)      (5.8)
  Permanent differences on assets sold................................      (3.5)    --         --
  Expenses not deductible in foreign jurisdictions....................     --        --          (4.3)
  Other--net..........................................................      (1.9)     (3.7)       1.2
                                                                        --------   -------   --------
(Provision) credit for income taxes...................................  $   66.0   $(320.9)  $   35.5
                                                                        --------   -------   --------
                                                                        --------   -------   --------

    The components of the net deferred tax liability as of December 31, 1996 and 1995 were as follows:

                                                                        YEAR ENDED DECEMBER
                                                                                31,
                                                                        -------------------
(IN MILLIONS)                                                             1996       1995
----------------------------------------------------------------------  --------   --------
Deferred tax assets:
  Carryforwards.......................................................  $  191.3   $  127.3
  Compensation-related accruals.......................................      43.4       39.5
  Extraordinary charges from early extinguishments of debt............       2.4        4.9
  Minimum pension liability...........................................      16.3       14.9
  Reserves............................................................      52.3       43.7
  Deferred gain.......................................................      22.7       23.0
  Other...............................................................      10.6       12.4
                                                                        --------   --------
                                                                           339.0      265.7
Valuation allowance...................................................     (10.1)      (1.2)
                                                                        --------   --------
Total deferred tax asset..............................................     328.9      264.5

Deferred tax liabilities:
  Depreciation and amortization.......................................    (639.4)    (652.1)
  Start-up costs......................................................      (7.8)     (11.5)
  LIFO reserve........................................................     (19.3)     (15.8)
  Pension.............................................................      (7.2)      (7.8)
  Other...............................................................     (48.6)     (54.2)
                                                                        --------   --------
Total deferred tax liability..........................................    (722.3)    (741.4)
                                                                        --------   --------
Deferred tax liability--net...........................................  $ (393.4)  $ (476.9)
                                                                        --------   --------
                                                                        --------   --------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 9--INCOME TAXES (CONTINUED)

    The components of the income (loss) before income taxes, minority interest, extraordinary charges and cumulative effect of accounting change are:

                                                                           YEAR ENDED DECEMBER 31,
                                                                        ------------------------------
(IN MILLIONS)                                                             1996       1995       1994
----------------------------------------------------------------------  --------   --------   --------
United States.........................................................  $ (207.8)  $  455.8   $ (126.6)
Foreign...............................................................      18.7      338.9      (36.5)
                                                                        --------   --------   --------
Income (loss) before income taxes, minority interest, extraordinary
 charges and cumulative effect of accounting change...................  $ (189.1)  $  794.7   $ (163.1)
                                                                        --------   --------   --------
                                                                        --------   --------   --------

    At December 31, 1996, the Company had approximately $219 million of net operating loss carryforwards for U.S. federal tax purposes. To the extent not utilized, the U.S. federal net operating losses will expire in 2011. Further, the Company had approximately $725 million of net operating loss carryforwards for U.S. state tax purposes (which represents approximately $49 million of deferred tax assets), which to the extent not utilized, expire in 1997 through 2011. The Company also had approximately $57 million of alternative minimum tax credit carryforwards for U.S. federal tax purposes which are available indefinitely.

NOTE 10--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

    Net pension expense for the combined pension plans includes the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
(IN MILLIONS)                                                 1996     1995      1994
----------------------------------------------------------   ------   -------   ------
Service cost--benefits earned during the period...........   $ 17.7   $  17.0   $ 21.5
Interest cost on projected benefit obligations............     42.9      63.5     63.5
Actual return on plan assets..............................    (47.6)   (100.0)   (13.7)
Net amortization and deferral.............................     20.4      51.7    (37.5)
                                                             ------   -------   ------
Net pension expense.......................................   $ 33.4   $  32.2   $ 33.8
                                                             ------   -------   ------
                                                             ------   -------   ------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    The following table sets forth the funded status of the Company's pension plans and the amounts recorded in the Consolidated Balance Sheets:

                                                                                                 DECEMBER 31,
                                                                                  ------------------------------------------
                                                                                             1996                   1995
                                                                                  ---------------------------   ------------
                                                                                     ASSETS      ACCUMULATED       ASSETS
                                                                                     EXCEED        BENEFITS        EXCEED
                                                                                  ACCUMULATED       EXCEED      ACCUMULATED
(IN MILLIONS)                                                                       BENEFITS        ASSETS        BENEFITS
--------------------------------------------------------------------------------  ------------   ------------   ------------
Actuarial present value of benefit obligations:
  Vested benefits...............................................................  $    (57.0)    $   (460.5)    $    (59.5)
  Non-vested benefits...........................................................        (9.5)         (21.9)          (2.1)
                                                                                      ------     ------------       ------
  Accumulated benefit obligation................................................       (66.5)        (482.4)         (61.6)
  Effect of increase in compensation levels.....................................        (4.7)         (54.1)          (2.3)
                                                                                      ------     ------------       ------
Projected benefit obligation for service rendered through December 31...........       (71.2)        (536.5)         (63.9)
Plan assets at fair value, primarily stocks, bonds,
  fixed investment contracts, real estate and
  mutual funds which invest in listed stocks
  and bonds.....................................................................        72.4          320.9           64.4
                                                                                      ------     ------------       ------
Plan assets in excess of (less than) projected benefits obligation..............         1.2         (215.6)            .5
Unrecognized prior service cost.................................................         3.7           19.0            2.8
Unrecognized net actuarial loss.................................................         3.3           93.3           14.4
Adjustment required to recognize minimum liability..............................      --              (69.7)        --
                                                                                      ------     ------------       ------
Net prepaid (accrual)...........................................................  $      8.2     $   (173.0)    $     17.7
                                                                                      ------     ------------       ------
                                                                                      ------     ------------       ------


                                                                                  ACCUMULATED
                                                                                    BENEFITS
                                                                                     EXCEED
(IN MILLIONS)                                                                        ASSETS
--------------------------------------------------------------------------------  ------------
Actuarial present value of benefit obligations:
  Vested benefits...............................................................  $   (422.1)
  Non-vested benefits...........................................................       (32.4)
                                                                                  ------------
  Accumulated benefit obligation................................................      (454.5)
  Effect of increase in compensation levels.....................................       (59.6)
                                                                                  ------------
Projected benefit obligation for service rendered through December 31...........      (514.1)
Plan assets at fair value, primarily stocks, bonds,
  fixed investment contracts, real estate and
  mutual funds which invest in listed stocks
  and bonds.....................................................................       286.6
                                                                                  ------------
Plan assets in excess of (less than) projected benefits obligation..............      (227.5)
Unrecognized prior service cost.................................................        22.1
Unrecognized net actuarial loss.................................................        96.2
Adjustment required to recognize minimum liability..............................       (68.3)
                                                                                  ------------
Net prepaid (accrual)...........................................................  $   (177.5)
                                                                                  ------------
                                                                                  ------------

    The Company has recorded an additional minimum liability for underfunded plans representing the excess of the unfunded accumulated benefit obligation over previously recorded liabilities. The additional minimum liability at December 31, 1996 of $69.7 million is recorded as a long-term liability with an offsetting intangible asset of $19.1 million and a charge to stockholders' equity of $31.5 million, net of a tax benefit of $19.1 million. In addition, at December 31, 1996, the Company had a cumulative net charge to retained earnings of $11.1 million representing its share of the net charges to retained earnings recorded by certain non-consolidated affiliates associated with their additional minimum liabilities. At December 31, 1995, the additional minimum liability of $68.3 million was recorded as a long-term liability with an offsetting intangible asset of $21.6 million and a charge to stockholders' equity of $29.0 million, net of a tax benefit of $17.7 million. Also, at December 31, 1995, the Company had a cumulative net charge to retained earnings of $15.4 million representing its share of the net charges to retained earnings recorded by certain non-consolidated affiliates associated with their additional minimum liabilities.

    The weighted average discount rates used in determining the actuarial present value of the projected benefit obligations at December 31, 1996 and 1995 were 7.75 percent and 7.5 percent, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 4.0 percent for 1996 and 1995. The expected long-term rate of return on assets was 11 percent for 1996 and 1995. The change in the weighted average discount rates and the adoption of a different mortality table for the valuation of its U.S. plans during 1996 had the net effect of decreasing the total projected benefit obligation at December 31, 1996 by $3.5 million.

    Certain domestic operations of the Company participate in various multi-employer union-administered defined benefit pension plans that principally cover production workers. Pension expense under these plans was $5.2 million, $5.5 million and $5.2 million for 1996, 1995 and 1994, respectively.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    In addition to providing pension benefits, the Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and hourly employees and certain Canadian employees. Net periodic postretirement benefit costs for 1996, 1995 and 1994 included the following components:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------
(IN MILLIONS)                                                                              1996       1995       1994
---------------------------------------------------------------------------------------  ---------  ---------  ---------
Service cost--benefits attributed to service during the period.........................  $     1.0  $      .8  $     1.5
Interest cost on accumulated postretirement benefit obligation.........................        4.6        6.6        6.0
Net amortization and deferral..........................................................         .4         .7         .9
                                                                                               ---        ---        ---
Net periodic postretirement benefit cost...............................................  $     6.0  $     8.1  $     8.4
                                                                                               ---        ---        ---
                                                                                               ---        ---        ---

    The following table sets forth the components of the Company's accumulated postretirement benefit obligation and the amount recorded in the Consolidated Balance Sheets:

                                      DECEMBER 31, 1996               DECEMBER 31, 1995
                                ------------------------------  -----------------------------
(IN MILLIONS)                     U.S.     FOREIGN     TOTAL      U.S.    FOREIGN     TOTAL
------------------------------  --------  ---------   --------  --------  --------  ---------
Accumulated postretirement
  benefit obligation:
  Retirees....................  $   17.7  $   11.7    $   29.4  $   31.6  $  10.6   $    42.2
  Active employees--fully
    eligible..................      18.4        .9        19.3      16.0       .8        16.8
  Other active employees......      15.0       1.3        16.3      15.8      1.2        17.0
                                --------  ---------   --------  --------  --------  ---------
Total accumulated
  postretirement benefit
  obligation..................      51.1      13.9        65.0      63.4     12.6        76.0
Unrecognized net loss.........      (9.6)     (2.4)      (12.0)    (21.5)    (1.2 )     (22.7)
                                --------  ---------   --------  --------  --------  ---------
Postretirement benefit
  obligation..................  $   41.5  $   11.5    $   53.0  $   41.9  $  11.4   $    53.3
                                --------  ---------   --------  --------  --------  ---------
                                --------  ---------   --------  --------  --------  ---------

    The Company has not currently funded any of its accumulated postretirement benefit obligation.

    The discount rates used in determining the accumulated postretirement benefit obligation were 7.75 percent at December 31, 1996 and 7.5 percent at December 31, 1995. The change in the discount rate and the adoption of a new mortality table had the net effect of increasing the total accumulated postretirement benefit obligation at December 31, 1996 by $1.1 million. The assumed health care cost trend rates for substantially all employees used in measuring the accumulated postretirement benefit obligation ranged from 6.0 percent to 11.0 percent at December 31, 1996 and 7.0 percent to 12.0 percent at December 31, 1995, decreasing to ultimate rates of 5.5 percent to 8.0 percent. If the health care cost trend rate assumptions were increased by 1 percent, the total accumulated postretirement benefit obligation at December 31, 1996 and 1995 would have increased by $5.7 million and $6.8 million, respectively. The effect of a 1 percent increase in the health care cost trend rate assumptions on the net periodic postretirement benefit costs for 1996 and 1995 would be immaterial.

    At December 31, 1996, the Company had approximately 6,400 retirees and 24,200 active employees of which approximately 3,400 and 19,700, respectively, were employees of U.S. operations.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                       ----------------------
(IN MILLIONS)                                                                            1996         1995
-------------------------------------------------------------------------------------  ---------    ---------
SENIOR DEBT:
9.875% senior notes due February 1, 2001.............................................  $   573.7    $   573.7
10.75% first mortgage notes due October 1, 2002 (less unamortized debt discount of
  $2.6 and $2.9).....................................................................      497.4        497.1
Term loan (8.6% and 9.2% weighted average rates) payable in five semiannual installments of $2.0 on April 1 and October 1 of each year through April 1, 1999,
  $190.0 on October 1, 1999 and $176.0 on April 1, 2000..............................      376.0        380.0
Additional term loans (8.9% and 9.3% weighted average rates) payable in twelve semiannual payments of $2.0 on April 1 and October 1 of each year through 2002,
  $181.3 on April 1, 2003 and $182.3 on October 1, 2003..............................      387.0        200.0
Revolving credit facility (8.9% and 9.4% weighted average rates) due May 15, 1999....       50.0         53.0
11.875% senior notes due December 1, 1998 (less unamortized debt discount of $.5 and
  $.7)...............................................................................      239.5        239.3
11.5% senior notes due August 15, 2006...............................................      200.0       --
11.5% senior notes due October 1, 2004 (less unamortized debt discount of $1.2 and
  $1.3)..............................................................................      198.8        198.7
12.625% senior notes due July 15, 1998...............................................      150.0        150.0
11.875% rating adjustable senior notes due August 1, 2016............................      125.0       --
5.375% to 9.55% fixed rate utility systems and pollution control revenue bonds, payable in varying annual sinking fund payments through the year 2010 and varying principal payments through the year 2026 (less unamortized debt discount of $5.7
  and $6.4)..........................................................................      229.6        199.1
Floating rate receivables-backed notes (5.9% and 6.4% weighted average rates) due
  December 15, 2000..................................................................      210.0        260.0
5.0% to 8.8% term loans payable in varying amounts through 2003......................       23.8         31.1
Other (including obligations under capitalized leases of $10.5 and $10.5)............       45.5         52.4
                                                                                       ---------    ---------
                                                                                         3,306.3      2,834.4
Less: current maturities.............................................................      (36.7)       (27.1)
                                                                                       ---------    ---------
  Total senior long-term debt........................................................    3,269.6      2,807.3
                                                                                       ---------    ---------
SUBORDINATED DEBT:
11.5% senior subordinated notes......................................................     --            230.0
10.75% senior subordinated debentures maturing on April 1, 2002 (less unamortized
  debt discount of $.7 and $.7)......................................................      199.3        199.3
10.75% senior subordinated notes maturing on June 15, 1997...........................      150.0        150.0
11.0% senior subordinated notes maturing on August 15, 1999..........................      119.4        125.0
8.875% convertible senior subordinated notes (convertible at $11.55 per share)
  maturing on July 15, 2000 (less unamortized debt discount of $.2 and $.3)..........       58.4         59.7
6.75% convertible subordinated debentures (convertible at $33.94 per share) maturing
  on February 15, 2007...............................................................       45.2         45.2
                                                                                       ---------    ---------
                                                                                           572.3        809.2
Less: current maturities.............................................................     (150.0)      --
                                                                                       ---------    ---------
  Total subordinated debt............................................................      422.3        809.2
                                                                                       ---------    ---------
NON-RECOURSE DEBT OF CONSOLIDATED AFFILIATES:
SVCPI credit facilities (6.4% and 7.7% weighted average rates) payable in semiannual installments beginning July 31, 1997 of $8.5 through July 31, 1998 and $14.1 thereafter through January 31, 2002 with a final payment of $138.3 on December 31,
  2002...............................................................................      262.8        276.6
Other................................................................................        7.4         12.0
                                                                                       ---------    ---------
                                                                                           270.2        288.6
Less: current maturities.............................................................      (11.0)       (20.0)
                                                                                       ---------    ---------
  Total non-recourse debt of consolidated affiliates.................................      259.2        268.6
                                                                                       ---------    ---------
Total long-term debt.................................................................  $ 3,951.1    $ 3,885.1
                                                                                       ---------    ---------
                                                                                       ---------    ---------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--LONG-TERM DEBT (CONTINUED)
    On March 22, 1996, the Company and its bank group amended and restated the Company's bank credit agreement to, among other things, provide for an additional senior secured term loan facility of $190 million and a supplemental revolving credit facility of $110 million. Subsequently in 1996, the Company and its bank group further amended the credit agreement to, among other things, permit the Company to contribute its retail packaging assets into a joint venture with Gaylord Container Corporation (see Note 3) and ease certain financial covenant requirements (including the interest coverage and indebtedness ratio requirements). At December 31, 1996, the Company's bank credit agreement, as amended, provides for three senior secured term loans aggregating $763 million which mature through October 1, 2003 and a $560 million senior secured revolving credit facility commitment maturing May 15, 1999 (collectively the "Credit Agreement"). The Credit Agreement no longer has a cross-acceleration provision in the event of an acceleration of the non-recourse debt of Stone Venepal (Celgar) Pulp, Inc. ("SVCPI").

    On July 24, 1996, the Company, in a private placement, sold $125 million principal amount of 11 7/8 percent Rating Adjustable Senior Notes due 2016 ("Rating Adjustable Senior Notes"). Interest, which is payable semi-annually commencing February 1, 1997, can be adjusted from time to time by reference to the credit rating assigned to the Rating Adjustable Senior Notes by Moody's Investors Service, Inc. and/or Standard and Poor's Corporation. Subsequently, on November 8, 1996, pursuant to an exchange offer, the holders of the privately placed debt exchanged such notes for registered notes. On August 16, 1996, Stone Container Finance Company of Canada ("SCFCC"), a newly-formed, wholly owned subsidiary of the Company, sold $200 million principal amount of 11 1/2 percent Senior Notes due August 15, 2006 (the "SCFCC Notes"). Interest on the SCFCC Notes is payable semi-annually commencing February 15, 1997. Payment of the principal and interest on the SCFCC Notes is guaranteed by the Company. The net proceeds received from the sales of the Rating Adjustable Senior Notes and the SCFCC Notes were used by the Company to purchase and retire the remaining $222 million principal amount of its 11 1/2 percent Senior Subordinated Notes on September 16, 1996 and to provide funds for general corporate purposes. Earlier in the year, the Company purchased $8 million of the 11 1/2 percent Senior Subordinated Notes on the open market.

    During the third and fourth quarters of 1995, in separate, independently negotiated transactions, the Company purchased and retired $190 million principal amount of its 8 7/8 percent Convertible Senior Subordinated Notes (the "Convertible Senior Subordinated Notes"). The aggregate value paid by the Company to purchase and retire the $190 million Convertible Senior Subordinated Notes was approximately $370 million comprised of approximately $190 million cash (which was equal to the face value of the Convertible Senior Subordinated Notes purchased) and the issuance of approximately 8.5 million shares of common stock valued at approximately $180 million. The Convertible Senior Subordinated Notes purchased and retired were convertible into approximately 16.5 million common shares. Although the Company issued approximately 8.5 million shares of common stock, total common shares on a fully diluted basis were reduced by approximately 8 million common shares.

    As a result of certain debt prepayments and repurchases (including the 1995 purchase of $190 million principal amount of Convertible Senior Subordinated Notes), the Company's results reflect extraordinary charges from the early extinguishments of debt of $3.7 million (net of income tax benefit of $2.4 million), $189.0 million (net of income tax benefit of $4.9 million) and $61.6 million (net of income tax benefit of $36.5 million) for 1996, 1995 and 1994, respectively.

    At December 31, 1996, the $819.5 million of borrowings and accrued interest outstanding under the Credit Agreement were secured by property, plant and equipment with a net book value of $1.5 billion, and by a lien on certain of the Company's inventories. Additionally, other loan agreements with a balance of $1.0 billion were collateralized by approximately $490.7 million of property, plant and equipment--net and an investment and by $310.3 million of cash, accounts receivable and inventories.

    The Company pays a 1/2 percent commitment fee on the unused portions of its revolving credit facility. The Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios. Unless operating results improve, the Company may be required to seek covenant relief from its bank group during 1997. Although no assurance can be given, the Company believes such relief, if sought, would be granted. Additionally, the term loan portions of the Credit Agreement provide for mandatory prepayments from sales of certain assets, certain debt financings and a percentage of excess cash flow (as defined). The Company's bank lenders, at the Company's request, may at their option waive the receipt of certain mandatory prepayments. In 1996, the Company

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--LONG-TERM DEBT (CONTINUED)
received consents from a majority of its holders to waive mandatory repayment requirements from excess cash flow (as defined) on no less than 80 percent of each of the Company's term loans until September 1997. Any mandatory and voluntary prepayments are allocated against the term loan amortizations in inverse order of maturity. Mandatory prepayments from sales of collateral, unless replacement collateral is provided, will be applied ratably to the term loans and revolving credit facility, permanently reducing the loan commitments under the Credit Agreement. The Credit Agreement also contains cross-default provisions to the indebtedness of $10 million or more of the Company and certain subsidiaries.

    The Company's various Senior Note Indentures under which approximately $2.0 billion of debt is outstanding contains provisions which require the Company to maintain a minimum Subordinated Capital Base (as defined) of $1 billion. In the event of a failure to maintain such minimum amount for two successive quarters the Company would be required to semi-annually offer to purchase 10 percent of such outstanding indebtedness at par until the minimum Subordinated Capital Base is again attained. In the event that the Company's Credit Agreement had outstanding amounts in excess of that outstanding under the Senior Note Indentures, and would not permit the offer to repurchase, then the Company would be required to increase the rates on the Notes by 50 basis points per quarter up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained. The Company's Subordinated Capital Base was $1,040 million at December 31, 1996. It is anticipated that the minimum Subordinated Capital Base will fall below the required levels in the first quarter of 1997 and unless results improve in the second quarter of 1997, the required level of Subordinated Capital Base will not be met in the second quarter of 1997. As a result of this, the Company plans to issue securities which will increase the Subordinated Capital Base to required levels by June 30, 1997. There is however no assurance that the Company will achieve such financings.

    The Company has an accounts receivable securitization program whereby Stone Receivables Corporation purchases, on an ongoing basis, certain of the accounts receivable of the Company. The initial accounts receivable under the program were purchased with the net proceeds received from the issuance of $260 million of floating-rate notes by Stone Receivables Corporation in March 1995. The purchased accounts receivable are solely the assets of Stone Receivables Corporation, which is a wholly owned but separate corporate entity of the Company with its own separate creditors. In the event of a liquidation of Stone Receivables Corporation, such creditors would be entitled to satisfy their claims from Stone Receivables Corporation prior to any distribution to the Company. On December 16, 1996, Stone Receivables Corporation redeemed $50 million principal of its $260 million floating-rate notes. At December 31, 1996, the Company's Consolidated Balance Sheet included $213 million of Stone Receivables Corporation accounts receivable under the program and $210 million of borrowings under the program. At December 31, 1995, the Company's Consolidated Balance Sheet included $302 million of Stone Receivables Corporation accounts receivable under the program and $260 million of borrowings under the program.

    The amounts of long-term debt outstanding at December 31, 1996 maturing during the next five years are as follows:

(IN MILLIONS)
--------------------------------------------------------------------
1997................................................................  $   193.6
1998................................................................      431.9
1999................................................................      409.5
2000................................................................      483.5
2001................................................................      622.7
Thereafter..........................................................    1,997.1

    See also first three paragraphs included in the "Outlook" section of the MD&A. Amounts payable under capitalized lease agreements are excluded from the above tabulation. See Note 13--"Long-term Leases" for capitalized lease maturities.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--FINANCIAL INSTRUMENTS

    At December 31, 1996 and 1995, the carrying values and fair values of the Company's financial instruments are listed below:

                                                                              DECEMBER 31,
                                                              ---------------------------------------------
                                                                      1996                    1995
                                                              ---------------------   ---------------------
                                                              CARRYING      FAIR      CARRYING      FAIR
(IN MILLIONS)                                                  AMOUNT       VALUE      AMOUNT       VALUE
------------------------------------------------------------  ---------   ---------   ---------   ---------
Notes receivable and long-term investments..................  $   147.8   $   136.7   $   112.9   $   102.9
Indebtedness................................................    4,138.3     4,246.1     3,921.6     3,985.3
Interest rate swaps in receivable (payable) position........        (.1)       (9.8)        (.2)       (1.9)

    The fair values of notes receivable and certain investments are based on discounted future cash flows or the applicable quoted market price. The fair value of the Company's debt is estimated based on the quoted market price for the same or similar issues. The fair value of interest-rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would pay to terminate agreements, taking into consideration the current interest rate and market conditions. These financial instruments are not held for trading purposes.

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

    The following table indicates the weighted average receive rate and pay rate during 1996 relating to the interest-rate swaps outstanding at December 31, 1996 and 1995:

                                                                       1996      1995
                                                                      -------   -------
Interest-rate swap--notional amount (in millions)...................  $ 150.0   $ 150.0
  Average receive rate (fixed by contract terms)....................      5.7%      5.8%
  Average pay rate..................................................      5.5%      6.2%

Interest-rate swap--notional amount (in millions)...................  $ 100.0   $ 100.0
  Average receive rate (fixed by contract terms)....................      5.6%      5.6%
  Average pay rate..................................................      5.6%      5.6%

    The average pay rate for both interest-rate swaps is the six month LIBOR.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

NOTE 13--LONG-TERM LEASES

    The Company leases certain of its facilities and equipment under leases expiring through the year 2023.

    Future minimum lease payments under capitalized leases and their present value at December 31, 1996 and future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining non-cancellable terms in excess of one year are reflected below:

                                                                      CAPITALIZED OPERATING
(IN MILLIONS)                                                          LEASES      LEASES
--------------------------------------------------------------------  ---------   ---------
1997................................................................  $    4.8    $   86.3
1998................................................................       3.4        75.2
1999................................................................       2.0        63.5
2000................................................................        .4        52.1
2001................................................................        .4        46.1
Thereafter..........................................................       1.2       192.4
                                                                      ---------   ---------
Total minimum lease payments........................................      12.2    $  515.6
                                                                                  ---------
                                                                                  ---------
Less: Imputed interest..............................................       1.7
                                                                      ---------
Present value of future minimum lease payments......................  $   10.5
                                                                      ---------
                                                                      ---------

    Rent expense for operating leases, including leases having a duration of less than one year, was approximately $108 million in 1996, $103 million in 1995 and $87 million in 1994.

NOTE 14--PREFERRED STOCK

    The Company has authorized 10 million shares of Preferred Stock. At December 31, 1996, the Company has issued and outstanding 4.6 million shares of $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock"), $.01 par value. Shares of preferred stock can be issued in series with varying terms as determined by the Board of Directors. Dividends on the Series E Cumulative Preferred Stock are payable quarterly when declared by the Company's Board of Directors. The Series E Cumulative Preferred Stock is convertible, at the option of the holder at any time, into shares of the Company's common stock at a conversion price of $33.94 per share of common stock, subject to adjustment under certain conditions. The Series E Cumulative Preferred Stock may alternatively be exchanged, at the option of the Company, for the Company's 7 percent Convertible Subordinated Exchange Debentures due February 15, 2007 in a principal amount equal to $25.00 per share of Series E Cumulative Preferred Stock so exchanged. Additionally, the Series E Cumulative Preferred Stock is redeemable at the option of the Company, in whole or from time to time in part, commencing February 16, 1996.

    The Company paid cash dividends of $1.75 per share on the Series E Cumulative Preferred Stock in 1996 and $2.625 per share in 1995. The declaration of dividends by the Board of Directors is subject to, among other things, the Company's ability to comply with financial covenants contained in the Company's Credit Agreement and in its Senior Subordinated Indenture. In the event the Company has six quarterly dividends that remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment. Irrespective of the amount available in the dividend pool under the Credit Agreement, the Credit Agreement permits dividends to be paid on the Series E Cumulative Preferred Stock if there is an available dividend pool under the Company's Senior Subordinated Indenture dated March 15, 1992 (the "Senior Subordinated Indenture") relating to its 10 3/4 percent Senior Subordinated Notes, its 11 percent Senior Subordinated Notes and its 10 3/4 percent Senior Subordinated Debentures. At December 31, 1996 the amounts available in the dividend pool under the Credit Agreement and under the Senior Subordinated Indenture were approximately $46 million and $50 million, respectively.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

NOTE 15--COMMON STOCK

    The Company has authorized 200,000,000 shares of common stock, $.01 par value, of which 99,297,021 shares were outstanding at December 31, 1996.

    In 1995, the Company issued approximately 8.5 million shares of common stock related to the extinguishment of debt and in 1994 sold approximately 19 million shares of common stock.

    The Company has restrictions on the payment of cash dividends on its common stock under certain of the Company's Indentures and under its Credit Agreement. Common stock cash dividends cannot be declared and paid in the event the Company has any accumulated preferred stock dividend arrearages or there is no availability in the dividend pool under the Credit Agreement or under the Senior Subordinated Indenture. Additionally, preferred and common stock cash dividends cannot be declared and paid in the event the Company's total stockholders' equity falls below $750 million. See also Note 14. The Company paid cash dividends of $0.60 and $0.30 per share on its common stock in 1996 and 1995, respectively.

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

    STOCK OWNERSHIP AND OPTION PLANS:

    The Company's stockholders approved a Stock Option Plan, effective January 1, 1993 (the "1993 Plan"), which authorized 1,530,000 shares of common stock and provided for the issuance of either incentive stock options or non-qualified stock options for the purchase of common shares at prices not less than 100 percent of the market value of such shares on the date of grant. Options granted under the 1993 Plan are exercisable, in whole or in part, after one year but no later than ten years from the date of the respective grant. On May 9, 1995, the stockholders approved the 1995 Long-term Incentive Plan (the "1995 Plan") which permits the Company to issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, bonus stock and performance shares. Under the 1995 Plan, the annual amount of common stock available for grant, other than for incentive stock options, will be limited to 1 1/2 percent of the outstanding shares of common stock as of the beginning of each year plus a carryover from prior years if such 1 1/2 percent is not granted. In no event shall any stock options be exercised later than ten years from the respective grant date.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

NOTE 15--COMMON STOCK (CONTINUED)
    Transactions under the stock option plans are summarized as follows:

                                                                                                      OPTION      OPTION PRICE
                                                                                                      SHARES        PER SHARE
                                                                                                    -----------  ---------------
Outstanding January 1, 1994.......................................................................      546,031  $    8.74-29.29
  Granted.........................................................................................      670,000            13.38
  Exercised.......................................................................................       (9,691)      8.74-13.38
  Cancelled.......................................................................................     (162,528)      8.74-29.29
                                                                                                    -----------  ---------------
Outstanding December 31, 1994.....................................................................    1,043,812       8.74-29.29
  Granted.........................................................................................    1,037,900      18.00-22.13
  Exercised.......................................................................................     (134,860)      8.74-21.20
  Cancelled.......................................................................................      (49,890)     13.38-29.29
                                                                                                    -----------  ---------------
Outstanding December 31, 1995.....................................................................    1,896,962      13.38-29.29
  Granted.........................................................................................    1,980,721            13.38
  Exercised.......................................................................................      (30,000)           13.38
  Cancelled.......................................................................................      (97,147)     13.38-29.29
                                                                                                    -----------  ---------------
Outstanding December 31, 1996.....................................................................    3,750,536      13.38-29.29
                                                                                                    -----------
                                                                                                    -----------
Options exercisable at December 31,
  1996............................................................................................    1,003,890      13.38-29.29
  1995............................................................................................      881,262      13.38-29.29
  1994............................................................................................      395,285       8.74-29.29
Options available for grant at December 31,
  1996............................................................................................      805,932
  1995............................................................................................    1,227,066
  1994............................................................................................      882,000

    The Company's previous Long-term Incentive Plan, which had been adopted in 1992 (the "1992 Plan") and provided for contingent awards of restricted shares of common stock and cash to certain key employees, was replaced by the 1995 Plan. The payment of the cash portion of awards granted under the 1992 Plan will depend on the extent to which the Company has met certain long-term performance goals as established by a committee of outside directors. The compensation related to this program is amortized over the related five-year restricted periods. Under the 1992 Plan, 1,800,000 shares had been reserved for issuance, of which 133,176 and 249,655 shares were granted in 1995 and 1994, respectively.

    The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no recognition is given to stock options until they are exercised, at which time the option price received is credited to common stock. The charge to compensation cost related to the restricted shares was $1.5 million, $3.8 million and $3.6 million for 1996, 1995 and 1994, respectively. In 1996, prior cash awards that were accrued have been deemed to be not payable due to the financial results of the Company.

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), by electing to continue to apply the intrinsic value-based method of accounting for stock-based compensation. Had compensation cost been determined on the basis of fair value pursuant to SFAS 123, net income and earnings per share would have been reduced as follows:

                                                                               1996                       1995
                                                                     -------------------------  -------------------------
                                                                     AS REPORTED    PRO FORMA   AS REPORTED    PRO FORMA
                                                                     ------------  -----------  ------------  -----------
Net income.........................................................   $   (126.2)   $  (130.0)   $    255.5    $   254.2
Primary earnings per share.........................................        (1.35)       (1.39)         2.63         2.61
Fully diluted earnings per share...................................          n/a          n/a          2.24         2.23

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: for grants in both years a dividend yield of 4.2 percent; expected

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

NOTE 15--COMMON STOCK (CONTINUED)
lives of 6 years; and expected volatility of 47 percent; for grants made in 1996 and 1995 risk free interest rates of 5.5 percent and 7.2 percent, respectively.

NOTE 16--RELATED PARTY TRANSACTIONS

    The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates. Such transactions were primarily at market prices. The Company also paid a commission fee to Stone-Consolidated pursuant to a sales agency agreement expiring December 31, 2004 and paid fees for services rendered by Stone-Consolidated. The amounts included in the table below include transactions with Stone-Consolidated since November 1, 1995, with Florida Coast since June 1, 1996 and with S&G since July 12, 1996. (See also Note 3).

    The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          -------------------------------
(IN MILLIONS)                                                                               1996       1995       1994
----------------------------------------------------------------------------------------  ---------  ---------  ---------
Net sales to/(purchases from)...........................................................  $   183.0  $   211.2  $   147.1
Net receivable from/(payable to)........................................................       45.9       40.5       37.9
Commissions and fees for services received..............................................       10.4        2.3     --

    The Company had outstanding loans and interest receivable from non-consolidated affiliates of approximately $44.4 million and $9.9 million at December 31, 1996 and 1995, respectively. Additionally, the Company held securities of a non-consolidated affiliate of approximately $40.0 million at December 31, 1996.

NOTE 17--ADDITIONAL INFORMATION RELATING TO THE CONSOLIDATED FINANCIAL
STATEMENTS

OTHER OPERATING (INCOME) EXPENSE, NET:

    The major components of other operating (income) expense--net are as follows:

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                               -------------------------------
(IN MILLIONS)                                                                                    1996       1995       1994
---------------------------------------------------------------------------------------------  ---------  ---------  ---------
(Gains) losses on sales of investments or assets.............................................  $     5.4  $  --      $   (13.8)
Gain from an involuntary conversion at a paper mill..........................................     --         --          (22.0)
Other........................................................................................     --         --            1.4
                                                                                               ---------  ---------  ---------
Total other operating (income) expense--net..................................................  $     5.4  $  --      $   (34.4)
                                                                                               ---------  ---------  ---------
                                                                                               ---------  ---------  ---------

OTHER (INCOME) EXPENSE, NET:

    The major components of other (income) expense--net are as follows:

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
(IN MILLIONS)                                                                                1996       1995       1994
-----------------------------------------------------------------------------------------  ---------  ---------  ---------
Interest income..........................................................................  $   (16.1) $   (15.5) $   (20.9)
Foreign currency transaction (gains) losses..............................................         .5       (8.1)      15.8
Other....................................................................................       (5.6)      (9.5)      (3.8)
                                                                                           ---------  ---------  ---------
Total other (income) expense--net........................................................  $   (21.2) $   (33.1) $    (8.9)
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

INTEREST EXPENSE:

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          -------------------------------
(IN MILLIONS)                                                                               1996       1995       1994
----------------------------------------------------------------------------------------  ---------  ---------  ---------
Total interest cost incurred............................................................  $   425.2  $   473.5  $   460.7
Interest capitalized....................................................................      (11.7)     (13.2)      (4.7)
                                                                                          ---------  ---------  ---------
Interest expense........................................................................  $   413.5  $   460.3  $   456.0
                                                                                          ---------  ---------  ---------
                                                                                          ---------  ---------  ---------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

NOTE 17--ADDITIONAL INFORMATION RELATING TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

    Selling, general and administrative expenses include provisions for doubtful accounts and notes receivable of $5.5 million for 1996, $6.7 million for 1995 and $6.6 million for 1994.

ASSETS HELD FOR SALE:

    The Company has ceased operations of certain non-core wood products facilities and is liquidating such assets as appropriate opportunities are presented. These net assets which are included in other current assets in the Consolidated Balance Sheets aggregated approximately $18 million and $32 million at December 31, 1996 and 1995, respectively.

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

LONG-TERM NOTE RECEIVABLE:

    The Company had a net receivable from a domestic customer of approximately $58 million and $74 million at December 31, 1996 and 1995, respectively. Of these amounts, approximately $44 million and $61 million, respectively, are included in other long-term assets with the remaining amounts reflected in accounts and notes receivable in the Company's Consolidated Balance Sheets. This seven year interest bearing note receivable requires quarterly payments which commenced in the first quarter of 1995.

ACCRUED AND OTHER CURRENT LIABILITIES:

    The major components of accrued and other current liabilities are as follows:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
(IN MILLIONS)                                                                                      1996       1995
-----------------------------------------------------------------------------------------------  ---------  ---------
Accrued interest...............................................................................  $    93.4  $    88.1
Accrued payroll, related taxes and employee benefits...........................................       70.8       87.7
Other..........................................................................................      137.5      120.8
                                                                                                 ---------  ---------
Total accrued and other current liabilities....................................................  $   301.7  $   296.6
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

OTHER LONG-TERM LIABILITIES:

    Included in other long-term liabilities at December 31, 1996 and 1995 is approximately $36 million and $42 million, respectively, of deferred income relating to the October 1992 sale of an energy contract at the Company's Hopewell mill. This amount is being amortized over a 12-year period.

NOTE 18--COMMITMENTS AND CONTINGENCIES

    At December 31, 1996, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $14 million.

    SVCPI (which is a 90 percent owned indirect subsidiary of the Company) and CITIC B.C. each own 50 percent of the assets comprising the Celgar Pulp mill located in Castlegar, British Columbia. Each of SVCPI and CITIC B.C. borrowed equal amounts of money from a group of banks (the "Lenders") to finance the expansion of the Celgar mill. The assets of the mill are cross collateralized supporting the loans of CITIC B.C. and SVCPI. In June 1996, CITIC B.C. defaulted on its loan and as a result the Lenders gave CITIC B.C. and SVCPI a notice of termination of CITIC B.C.'s loan.

    SVCPI elected to give the Lenders notice that, pursuant to the loan agreement, it would elect to purchase CITIC B.C.'s share of the Celgar mill assets or find a third party buyer. The purchase by SVCPI would include the assumption of CITIC B.C.'s debt. The notice by SVCPI imposed a six month moratorium on the Lenders from pursuing their rights.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

NOTE 18--COMMITMENTS AND CONTINGENCIES (CONTINUED)
On January 18, 1997, SCVPI cured the CITIC B.C. default and gave notice to take possession of the assets owned by CITIC B.C. CITIC B.C. initiated a suit to enjoin SVCPI from such action. Currently, the joint venture partners are arbitrating a dispute over whether or not SVCPI had the right to give notice to take possession of the mill.

    The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has in the past made significant capital expenditures to comply with water, air and solid and hazardous waste regulations and expects to make significant expenditures in the future. Capital expenditures for environmental control equipment and facilities were approximately $46 million in 1996, and the Company anticipates that 1997 and 1998 environmental capital expenditures will approximate $33 million and $43 million, respectively. The majority of the 1998 expenditures relate to the amounts that the Company currently anticipates will be required once final "cluster rules" described in "Environmental Issues" on pages 17-18 of the MD&A are adopted. Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments that cannot be predicted at this time, the Company anticipates that these costs will increase when final "cluster rules" are adopted and as other environmental regulations become more stringent. See also "Environmental Issues" on pages 17-18 of the MD&A for further environmental matters.

    Refer to Notes 11, 12 and 13 for further discussion of the Company's debt, hedging and lease commitments.

    Additionally, the Company is involved in certain litigation primarily arising in the normal course of business. In the opinion of management, the Company's liability under any pending litigation would not materially affect its financial condition, results of operations or liquidity.

NOTE 19--SEGMENT AND GEOGRAPHIC INFORMATION

BUSINESS SEGMENTS:

    As a result of the November 1995 de-consolidation of Stone-Consolidated (see
Note 4) and the integrated nature of the Company's principal consolidated operations, the Company now operates in a single business--the production and sale of commodity pulp, paper and packaging products. Accordingly, business segment reporting is no longer presented.

    Financial information by business segment for prior years is summarized as follows:

                                                                                     DEPRECIATION
                                                                         INCOME           AND                        CAPITAL
(IN MILLIONS)                                               SALES       (LOSS)(1)    AMORTIZATION      ASSETS      EXPENDITURES
--------------------------------------------------------  ----------  -------------  -------------  -------------  ------------
1995
--------------------------------------------------------
Paperboard and paper packaging..........................  $  5,405.8  $    943.6       $   203.5    $  3,536.2      $    198.3
White paper and other...................................     2,010.6       367.7           158.4       1,347.2           183.2
Intersegment sales(4)...................................       (65.2)
                                                          ----------  -------------  -------------  -------------  ------------
                                                             7,351.2     1,311.3           361.9       4,883.4           381.5
Interest expense........................................                  (460.3)
Foreign currency gains..................................                     8.1
General corporate.......................................                   (64.4)(2)         9.9       1,515.5(3)          5.0
                                                          ----------  -------------  -------------  -------------  ------------
Total...................................................  $  7,351.2  $    794.7       $   371.8    $  6,398.9      $    386.5
                                                          ----------  -------------  -------------  -------------  ------------
                                                          ----------  -------------  -------------  -------------  ------------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

NOTE 19--SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                                                     DEPRECIATION
                                                                         INCOME           AND                        CAPITAL
                                                            SALES       (LOSS)(1)    AMORTIZATION      ASSETS      EXPENDITURES
                                                          ----------  -------------  -------------  -------------  ------------
1994
--------------------------------------------------------
Paperboard and paper packaging..........................  $  4,241.5  $    354.2       $   199.1    $  3,440.1      $    114.6
White paper and other...................................     1,549.6        25.4           147.3       2,884.4           114.0
Intersegment sales(4)...................................       (42.4)
                                                          ----------  -------------  -------------  -------------  ------------
                                                             5,748.7       379.6           346.4       6,324.5           228.6
Interest expense........................................                  (456.0)
Foreign currency losses.................................                   (15.8)
General corporate.......................................                   (70.9)(2)        12.5         680.4(3)          4.0
                                                          ----------  -------------  -------------  -------------  ------------
Total...................................................  $  5,748.7  $   (163.1)      $   358.9    $  7,004.9      $    232.6
                                                          ----------  -------------  -------------  -------------  ------------
                                                          ----------  -------------  -------------  -------------  ------------

---------

(1) Income (loss) before taxes, minority interest, extraordinary charges and cumulative effect of accounting change.

(2) Included equity in net income (loss) of non-consolidated vertically integrated affiliates as follows: Paperboard and paper packaging segment $4.2 in 1995 and $(1.4) in 1994 and White paper and other segment $15.7 in 1995, and $(6.3) in 1994.

(3) Included investments in non-consolidated vertically integrated affiliates as follows: Paperboard and paper packaging segment $85.8 in 1995 and $82.7 in 1994 and White paper and other segment $1,010.4 in 1995 and $263.1 in 1994.

(4) Intersegment sales were accounted for at transfer prices which approximate market prices.

GEOGRAPHIC SEGMENTS:

    The table below provides financial information for the Company's operations based on the region in which the operations are located.

                                                           TRADE     INTER-AREA     TOTAL       INCOME
(IN MILLIONS)                                              SALES       SALES        SALES     (LOSS)(3)      ASSETS
-------------------------------------------------------  ---------   ----------   ---------   ----------   ----------
1996
-------------------------------------------------------
United States..........................................  $ 4,223.5   $   33.0     $ 4,256.5   $  243.7     $2,961.2
Canada.................................................      309.6       54.5         364.1      (15.1)       916.4
Europe and other.......................................      608.7      --            608.7       15.9        669.8
                                                         ---------   ----------   ---------   ----------   ----------
                                                           5,141.8       87.5       5,229.3      244.5      4,547.4
Interest expense.......................................                                         (413.5)
Foreign currency transaction losses....................                                            (.5)
General corporate......................................                                          (19.6)(1)  1,806.4(2)
Inter-area eliminations................................                 (87.5)        (87.5)     --
                                                         ---------   ----------   ---------   ----------   ----------
Total..................................................  $ 5,141.8   $  --        $ 5,141.8   $ (189.1)    $6,353.8
                                                         ---------   ----------   ---------   ----------   ----------
                                                         ---------   ----------   ---------   ----------   ----------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

NOTE 19--SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                           TRADE     INTER-AREA     TOTAL       INCOME
(IN MILLIONS)                                              SALES       SALES        SALES     (LOSS)(3)      ASSETS
-------------------------------------------------------  ---------   ----------   ---------   ----------   ----------
1995
-------------------------------------------------------
United States..........................................  $ 5,238.7   $   46.1     $ 5,284.8   $  941.9     $3,313.4
Canada.................................................    1,276.8       60.2       1,337.0      334.3        942.5
Europe and other.......................................      835.7      --            835.7       35.1        627.5
                                                         ---------   ----------   ---------   ----------   ----------
                                                           7,351.2      106.3       7,457.5    1,311.3      4,883.4
Interest expense.......................................                                         (460.3)
Foreign currency transaction gains.....................                                            8.1
General corporate......................................                                          (64.4)(1)  1,515.5(2)
Inter-area eliminations................................                (106.3)       (106.3)     --
                                                         ---------   ----------   ---------   ----------   ----------
Total..................................................  $ 7,351.2   $  --        $ 7,351.2   $  794.7     $6,398.9
                                                         ---------   ----------   ---------   ----------   ----------
                                                         ---------   ----------   ---------   ----------   ----------

                                                           TRADE     INTER-AREA     TOTAL       INCOME
(IN MILLIONS)                                              SALES       SALES        SALES     (LOSS)(3)      ASSETS
-------------------------------------------------------  ---------   ----------   ---------   ----------   ----------
1994
-------------------------------------------------------
United States..........................................  $ 4,187.7   $   23.9     $ 4,211.6   $  344.0     $3,393.8
Canada.................................................      942.0       36.0         978.0       20.3      2,152.8
Europe.................................................      619.0      --            619.0       15.3        777.9
                                                         ---------   ----------   ---------   ----------   ----------
                                                           5,748.7       59.9       5,808.6      379.6      6,324.5
Interest expense.......................................                                         (456.0)
Foreign currency transaction losses....................                                          (15.8)
General corporate......................................                                          (70.9)(1)  680.4(2)
Inter-area eliminations................................                 (59.9)        (59.9)     --
                                                         ---------   ----------   ---------   ----------   ----------
Total..................................................  $ 5,748.7   $  --        $ 5,748.7   $ (163.1)    $7,004.9
                                                         ---------   ----------   ---------   ----------   ----------
                                                         ---------   ----------   ---------   ----------   ----------

---------
(1) Includes equity in net income (loss) of non-consolidated vertically integrated affiliates as follows: United States $(2.0) in 1996, $3.5 in 1995 and $.6 in 1994; Canada $74.5 in 1996, $28.6 in 1995 and $(2.3) in 1994; and
    other $(9.3) in 1996, $(12.2) in 1995 and $(6.0) in 1994.

(2) Includes investments in non-consolidated vertically integrated affiliates as follows: United States $37.4 in 1996, $9.8 in 1995 and $1.5 in 1994; Canada $1,077.9 in 1996, $1,022.3 in 1995 and $295.2 in 1994; and other $69.8 in
    1996, $64.1 in 1995 and $49.1 in 1994.

(3) Income (loss) before taxes, minority interest, extraordinary charges and cumulative effect of accounting change.

   The Company's export sales from the United States were approximately $470 million, $839 million and $476 million for 1996, 1995 and 1994, respectively.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

NOTE 20--SUMMARY OF QUARTERLY DATA (UNAUDITED)

    The following table summarizes quarterly financial data for 1996 and 1995:

                                                                                       QUARTER                         YEAR
                                                                    ----------------------------------------------  ----------
(IN MILLIONS EXCEPT PER SHARE)                                        FIRST       SECOND      THIRD       FOURTH
------------------------------------------------------------------  ----------  ----------  ----------  ----------
1996
------------------------------------------------------------------
Net sales.........................................................  $  1,321.5  $  1,282.3  $  1,295.1  $  1,242.9  $  5,141.8
Cost of products sold.............................................       972.2     1,013.0     1,037.1     1,063.1     4,085.4
Depreciation and amortization.....................................        79.0        79.0        78.2        78.6       314.8
Income (loss) before extraordinary charges........................        32.4       (21.1)      (47.7)      (86.1)     (122.5)
Extraordinary charges from early extinguishments of debt..........      --          --            (3.3)        (.3)       (3.7)
                                                                    ----------  ----------  ----------  ----------  ----------
Net income (loss).................................................        32.4       (21.1)      (51.0)      (86.4)     (126.2)
                                                                    ----------  ----------  ----------  ----------  ----------
Per share of common stock--primary:
Income (loss) before extraordinary charges........................         .31        (.23)       (.50)       (.89)      (1.32)
Extraordinary charges from early extinguishments of debt..........      --          --            (.03)     --            (.03)
                                                                    ----------  ----------  ----------  ----------  ----------
Net income (loss)--primary........................................         .31        (.23)       (.53)       (.89)      (1.35)
                                                                    ----------  ----------  ----------  ----------  ----------
Net income--fully diluted.........................................         .30      *           *           *           *
                                                                    ----------  ----------  ----------  ----------  ----------
Cash dividends per common share...................................         .15         .15         .15         .15         .60
                                                                    ----------  ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------  ----------

                                                                                       QUARTER                         YEAR
                                                                    ----------------------------------------------  ----------
(IN MILLIONS EXCEPT PER SHARE)                                        FIRST       SECOND      THIRD     FOURTH(1)
------------------------------------------------------------------  ----------  ----------  ----------  ----------
1995
------------------------------------------------------------------
Net sales.........................................................  $  1,819.3  $  1,963.6  $  1,924.0  $  1,644.4  $  7,351.2
Cost of products sold.............................................     1,288.7     1,382.8     1,330.4     1,167.0     5,168.9
Depreciation and amortization.....................................        96.0        92.7        97.1        86.1       371.8
Income before extraordinary charges...............................        96.8       131.0       129.0        87.7       444.5
Extraordinary charges from early extinguishments of debt..........      --            (3.1)     (177.9)       (8.0)     (189.0)
                                                                    ----------  ----------  ----------  ----------  ----------
Net income (loss).................................................        96.8       127.9       (48.9)       79.7       255.5
                                                                    ----------  ----------  ----------  ----------  ----------
Per share of common stock--primary:
Income before extraordinary charges...............................        1.04        1.42        1.32         .86        4.64
Extraordinary charges from early extinguishments of debt..........      --            (.03)      (1.85)       (.08)      (2.01)
                                                                    ----------  ----------  ----------  ----------  ----------
Net income (loss)--primary........................................        1.04        1.39        (.53)        .78        2.63
                                                                    ----------  ----------  ----------  ----------  ----------
Per share of common stock--fully diluted:
Income before extraordinary charges...............................         .85        1.12        1.12         .80        3.89
Extraordinary charges from early extinguishments of debt..........      --            (.03)      (1.57)       (.07)      (1.65)
                                                                    ----------  ----------  ----------  ----------  ----------
Net income (loss)--fully diluted..................................         .85        1.09        (.45)        .73        2.24
                                                                    ----------  ----------  ----------  ----------  ----------
Cash dividends per common share...................................      --          --             .15         .15         .30
                                                                    ----------  ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------  ----------

---------

(1) As a result of the Amalgamation discussed in Note 4, the Company, effective November 1, 1995, began reporting Stone-Consolidated under the equity method of accounting.

* Fully diluted earnings per share are not disclosed because the amounts are anti-dilutive.

                      Report of Independent Accountants on

                          Financial Statement Schedule
                      -----------------------------------

To the Board of Directors of
Stone Container Corporation

Our audits of the consolidated financial statements referred to in our report dated February 10, 1997, except as to Note 2, which is as of February 14, 1997, appearing in this Annual Report on Form 10-K (such report contains an explanatory paragraph referring to the change in accounting method discussed in
Note 1 to the Company's consolidated financial statements) also included an audit of the Financial Statement Schedule listed and appearing in Item 14(a)2 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Chicago, Illinois
February 10, 1997, except as to Note 2,
  which is as of February 14, 1997.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

                                                                                                 COLUMN C
                                                                                    COLUMN B    -----------
                                                                                   -----------   ADDITIONS
                                                                                     BALANCE      CHARGED
COLUMN A                                                                               AT        TO COSTS     COLUMN D
---------------------------------------------------------------------------------   BEGINNING       AND      -----------
DESCRIPTION                                                                         OF PERIOD    EXPENSES    DEDUCTIONS
---------------------------------------------------------------------------------  -----------  -----------  -----------
Allowance for doubtful accounts and notes and sales returns and allowances:

  Year ended December 31, 1996...................................................   $    22.1    $    14.9    $    12.7

  Year ended December 31, 1995...................................................   $    20.2    $    14.6    $    12.7

  Year ended December 31, 1994...................................................   $    19.3    $    13.0    $    12.1


                                                                                    COLUMN E
                                                                                   -----------
COLUMN A                                                                             BALANCE
---------------------------------------------------------------------------------   AT END OF
DESCRIPTION                                                                          PERIOD
---------------------------------------------------------------------------------  -----------
Allowance for doubtful accounts and notes and sales returns and allowances:
  Year ended December 31, 1996...................................................   $    24.3
  Year ended December 31, 1995...................................................   $    22.1
  Year ended December 31, 1994...................................................   $    20.2