Form 10-Q
period 1997-03-31
STONE CONTAINER CORP
filed 1997-05-13
CIK 94610

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly period ended March 31, 1997

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from ___________________ to __________________.

     Commission file number 1-3439


                           STONE CONTAINER CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                        36-2041256
---------------------------------------------               -----------------
(State or other jurisdiction of incorporation               (I.R.S. employer
or organization)                                           identification no.)


150 North Michigan Avenue, Chicago, Illinois                           60601
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  312-346-6600
                                                    --------------

Indicate by check mark (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X              No
                             ----               ----

Number of shares of common stock outstanding as of May 1, 1997:   99,319,186

                         PART I.  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   March 31,        December 31,
(IN MILLIONS)                                        1997*             1996
                                                  ------------------------------
ASSETS
Current assets:
Cash and cash equivalents. . . . . . . . . . . .  $    94.4       $      112.6
Accounts and notes receivable (less allowances
  of $21.4 and $24.3). . . . . . . . . . . . . .      568.9              572.8
Inventories. . . . . . . . . . . . . . . . . . .      779.3              741.6
Other. . . . . . . . . . . . . . . . . . . . . .      127.3              134.2
                                                  ---------       ------------
          Total current assets . . . . . . . . .    1,569.9            1,561.2
                                                  ---------       ------------
Property, plant and equipment. . . . . . . . . .    4,906.6            4,939.1
Accumulated depreciation and amortization. . . .   (2,349.0)          (2,305.4)
                                                  ---------       ------------
          Property, plant and equipment--net . .    2,557.6            2,633.7
Timberlands. . . . . . . . . . . . . . . . . . .       32.8               34.6
Goodwill . . . . . . . . . . . . . . . . . . . .      476.0              485.4
Investment in non-consolidated affiliates. . . .    1,169.0            1,198.2
Other. . . . . . . . . . . . . . . . . . . . . .      428.4              440.7
                                                  ---------       ------------
Total assets . . . . . . . . . . . . . . . . . .  $ 6,233.7       $    6,353.8
                                                  ---------       ------------
                                                  ---------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable . . . . . . . . . . . . . . . .  $   270.0       $      363.8
Current maturities of senior long-term debt. . .      179.5              186.7
Notes payable and current maturities of
 non-recourse debt of consolidated affiliates. .       30.0               21.9
Income taxes . . . . . . . . . . . . . . . . . .       23.3               15.1
Accrued and other current liabilities. . . . . .      306.7              301.7
                                                  ---------       ------------
          Total current liabilities. . . . . . .      809.5              889.2
                                                  ---------       ------------
Senior long-term debt. . . . . . . . . . . . . .    3,457.0            3,269.6
Subordinated debt. . . . . . . . . . . . . . . .      422.4              422.3
Non-recourse debt of consolidated affiliates . .      246.8              259.2
Other long-term liabilities. . . . . . . . . . .      305.6              308.1
Deferred taxes . . . . . . . . . . . . . . . . .      337.6              410.2
Commitments and contingencies. . . . . . . . . .

STOCKHOLDERS' EQUITY:
   Series E preferred stock. . . . . . . . . . .      115.0              115.0
   Common stock (99.3 and 99.3 shares
    outstanding) . . . . . . . . . . . . . . . .      955.4              954.8
   Accumulated deficit . . . . . . . . . . . . .     (192.9)             (94.2)
   Foreign currency translation adjustment . . .     (221.5)            (178.8)
   Unamortized expense of restricted stock plan.       (1.2)              (1.6)
                                                  ---------       ------------
          Total stockholders' equity . . . . . .      654.8              795.2
                                                  ---------       ------------
Total liabilities and stockholders' equity . . .  $ 6,233.7       $    6,353.8
                                                  ---------       ------------
                                                  ---------       ------------

*Unaudited; subject to year-end audit


  The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)




                                                           Three months ended
                                                               March  31,
                                                           ------------------
(IN MILLIONS EXCEPT PER SHARE)                                1997    1996
                                                           -------   --------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . $1,180.8  $1,321.5
Cost of products sold. . . . . . . . . . . . . . . . . . .    988.2     972.2
Selling, general and administrative expenses . . . . . . .    146.7     153.7
Depreciation and amortization. . . . . . . . . . . . . . .     78.5      79.0
Equity (income) loss from affiliates . . . . . . . . . . .     12.6     (26.2)
Other (income) expense-net . . . . . . . . . . . . . . . .      1.7      (2.8)
                                                           --------  --------
Income (loss) before interest expense, income taxes,
 and minority interest . . . . . . . . . . . . . . . . . .    (46.9)    145.6
Interest expense . . . . . . . . . . . . . . . . . . . . .   (107.4)    (99.6)
                                                           --------  --------
Income (loss) before income taxes and minority interest. .   (154.3)     46.0
(Provision) credit for income taxes. . . . . . . . . . . .     57.6     (14.6)
Minority interest. . . . . . . . . . . . . . . . . . . . .      --        1.0
                                                           --------  --------
Net income (loss). . . . . . . . . . . . . . . . . . . . .    (96.7)     32.4
Preferred stock dividends. . . . . . . . . . . . . . . . .     (2.0)     (2.0)
                                                           --------  --------
Net income (loss) applicable to common shares. . . . . . . $  (98.7) $   30.4
                                                           --------  --------
Retained earnings (accumulated deficit),
 beginning of period . . . . . . . . . . . . . . . . . . . $  (94.2) $   97.8
Net income (loss). . . . . . . . . . . . . . . . . . . . .    (96.7)     32.4
Cash dividends on common and preferred stock . . . . . . .     (2.0)    (16.9)
                                                           --------  --------
Retained earnings (accumulated deficit), end of period . . $ (192.9) $  113.3
                                                           --------  --------
                                                           --------  --------
PER SHARE OF COMMON STOCK:
Net income (loss):
  Primary  . . . . . . . . . . . . . . . . . . . . . . . . $   (.99) $    .31
                                                           --------  --------
  Fully diluted. . . . . . . . . . . . . . . . . . . . . . $   *     $    .30
                                                           --------  --------
Cash dividends . . . . . . . . . . . . . . . . . . . . . . $  --     $    .15
                                                           --------  --------
Common shares and common share equivalents outstanding
 (weighted average, in millions):
  Primary. . . . . . . . . . . . . . . . . . . . . . . . .     99.3      99.2
                                                           --------  --------
  Fully Diluted. . . . . . . . . . . . . . . . . . . . . .     *        104.4
                                                           --------  --------

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

* Fully diluted amounts and average shares outstanding have not been presented due to anti-dilutive nature.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           Three months ended
                                                               March  31,
                                                           ------------------
(IN MILLIONS EXCEPT PER SHARE)                               1997     1996
                                                           -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . .   $(96.7)   $  32.4
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
  Depreciation and amortization. . . . . . . . . . . . .     78.5       79.0
  Deferred taxes . . . . . . . . . . . . . . . . . . . .    (62.4)       3.7
  Foreign currency transaction losses. . . . . . . . . .      4.5         .2
  Equity (income) loss from affiliates . . . . . . . . .     12.6      (26.2)
 Other--net. . . . . . . . . . . . . . . . . . . . . . .     20.4       15.3

Changes in current assets and liabilities:
  (Increase) decrease in accounts and notes
    receivable--net. . . . . . . . . . . . . . . . . . .     (1.8)      58.1
  Increase in inventories. . . . . . . . . . . . . . . .    (41.7)     (49.8)
  Increase in other current assets . . . . . . . . . . .      (.1)      (4.8)
  Decrease in accounts payable and other current
   liabilities . . . . . . . . . . . . . . . . . . . . .    (72.6)     (23.0)
                                                           ------    -------
Net cash (used in) provided by operating activities. . .   (159.3)      84.9
                                                           ------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings . . . . . . . . . . . . . . . . . . . . . . .    191.4      184.7
Non-recourse borrowings of consolidated affiliates . . .      --         1.2
Payments made on debt. . . . . . . . . . . . . . . . . .    (10.5)     (63.2)
Payments by consolidated affiliates on non-recourse debt     (3.2)      (5.1)
Cash dividends . . . . . . . . . . . . . . . . . . . . .     (2.0)     (16.9)
                                                           ------    -------
Net cash provided by financing activities. . . . . . . .    175.7      100.7
                                                           ------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . . .    (26.3)     (41.8)
Proceeds from sales of assets. . . . . . . . . . . . . .      2.6        2.6
Purchase of securities of a non-consolidated affiliate .      --       (39.6)
Payments made for businesses acquired. . . . . . . . . .     (4.3)      (5.7)
Other--net . . . . . . . . . . . . . . . . . . . . . . .     (5.3)       (.8)
                                                           ------    -------
Net cash used in investing activities. . . . . . . . . .    (33.3)     (85.3)
                                                           ------    -------
Effect of exchange rate changes on cash. . . . . . . . .     (1.3)      (1.2)
                                                           ------    -------
Net (decrease) increase in cash and cash equivalents . .    (18.2)      99.1
Cash and cash equivalents, beginning of period . . . . .    112.6       40.3
                                                           ------    -------
Cash and cash equivalents, end of period . . . . . . . .   $ 94.4    $ 139.4
                                                           ------    -------
                                                           ------    -------

See Note 6 regarding supplemental cash flow information.

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's financial position as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

NOTE 2:  RECLASSIFICATIONS

Certain prior year amounts have been restated to conform with the current year presentation in the Statements of Cash Flows.

NOTE 3:  SUBSEQUENT EVENTS

In April 1997, the Company's 90 percent owned subsidiary Stone Venepal (Celgar) Pulp, Inc. ("SVCPI") acquired the remaining 50 percent interest
(the "Additional Celgar Interest") in the Celgar pulp mill (the "Celgar
Mill") in Castlegar, British Columbia from CITIC B.C., Inc. ("CITIC"), an indirect subsidiary of China International Trust Investment Corporation of Beijing, People's Republic of China, in exchange for the assumption of the portion of the Celgar Mill's indebtedness owed by CITIC. Such indebtedness is non-recourse to the Company. The Company now owns a 90 percent interest in the Celgar Mill. The Company is in discussion with a third party to sell approximately 50 percent of the Company's interest in the Celgar Mill.

NOTE 4:  MERGER OF SIGNIFICANT SUBSIDIARY

On February 14, 1997, Stone-Consolidated Corporation, a 46.6 percent owned non-consolidated affiliate of the Company, and Abitibi-Price Inc., announced a merger agreement between the two companies. The transaction, which is subject to shareholder and regulatory approval, is expected to close in the second quarter of 1997. Following the amalgamation, the Company would own approximately 25 percent of the common stock of the resulting entity which would be a significant manufacturer and marketer of publication papers with combined annual revenues of approximately $4.7 billion (CDN). As of May 1, 1997, the Company's interest in Stone-Consolidated Corporation had a market value of approximately US $820 million, based on the per share price as reported by the Toronto Stock Exchange and the prevailing exchange rate at such time.

NOTE 5:  INVENTORIES

Inventories are summarized as follows:

                                           March 31,   December 31,
(IN MILLIONS)                                1997        1996
                                           ---------   -----------
Raw materials and supplies . . . . . .      $247.8       $  255.3
Paperstock . . . . . . . . . . . . . .       422.8          378.1
Work in process. . . . . . . . . . . .        20.6           19.5
Finished products. . . . . . . . . . .       103.8          105.1
                                           ---------   -----------
                                             795.0          758.0

Excess of current cost over LIFO
  inventory value. . . . . . . . . . .       (15.7)         (16.4)
                                           ---------   -----------

Total inventories. . . . . . . . . . .      $779.3       $  741.6
                                           ---------   -----------
                                           ---------   -----------


NOTE 6:  ADDITIONAL CASH FLOW STATEMENT INFORMATION

The Company's cash payments for interest and income taxes were as follows:

                                              Three months ended
                                                  March 31,
                                           -----------------------
(IN MILLIONS)                                  1997        1996
                                           ----------    ---------
Cash paid during the periods for:
  Interest (net of capitalization) . .     $    98.4     $   92.7
  Income taxes (net of refunds). . . .     $    (5.1)    $    2.8
                                           ----------    ---------
                                           ----------    ---------

NOTE 7:  LIQUIDITY MATTERS

The Company's liquidity and financial flexibility has been adversely affected by the net losses incurred and insufficient operating cash flows generated in 1996 and in the first quarter of 1997. Currently, industry conditions have resulted in continued pressure on product prices and the Company will report a net loss in the second quarter of 1997. In addition, the Company expects operating cash flows to remain weak in the second quarter of 1997 resulting in increased pressure on liquidity. At May 1, 1997, the Company had borrowing availability of approximately $187 million under its revolving credit facilities.

     The Company is highly leveraged, and while highly leveraged, will incur substantial ongoing interest expense (in excess of $400 million annually based upon current outstanding indebtedness). As of March 31, 1997, the Company has debt amortizations of $182 million due in 1997, including $150 million of 10-3/4% Senior Subordinated Notes due June 15, 1997 (the "10-3/4% Senior Subordinated Notes"). The Company is currently in the process of refinancing the 10-3/4% Senior Subordinated Notes. Beginning in 1998 and continuing thereafter, the Company will be required to make significantly increased principal repayments on its existing indebtedness. As of March 31, 1997, the Company has debt amortizations of approximately $431 million in 1998, $599 million in 1999 and $483 million in 2000. In the event that operating cash flows and borrowing availability under its revolving credit facilities or from other financing sources do not provide sufficient liquidity for the Company to meet its obligations, including its debt service requirements, the Company will either seek to refinance significant portions of its indebtedness or sell or otherwise monetize certain of its assets. The Company's financial flexibility and ability to incur additional indebtedness and, in certain cases, refinance outstanding indebtedness is limited or restricted under the provisions of the Company's bank credit agreement (the "Credit Agreement"), various senior note indentures (the "Senior Note Indentures") and certain of its other financial obligations. Without additional financing or an improvement in operating results, the Company may be required to pursue other alternatives to improve liquidity, including cost reductions, sales or monetizations of assets, deferral of certain discretionary capital expenditures and/or obtaining additional sources of funds, if available. No assurance can be given that such measures, if required, would generate the liquidity required by the Company to operate its business and service its debt obligations.

See also Management's Discussion and Analysis-"Financial Condition and
Liquidity."

              STONE CONTAINER CORPORATION AND SUBSIDIARIES

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Provided below is certain financial data for the three months ended March 31, 1997 and 1996:

                                           Three months ended March 31,
                                           ----------------------------
                                              1997          1996
                                            --------      --------
Net sales. . . . . . . . . . . . . . .      $1,180.8      $1,321.5
Depreciation and amortization. . . . .          78.5          79.0
Interest expense . . . . . . . . . . .         107.4          99.6
Equity income (loss) from affiliates .         (12.6)         26.2
Income (loss) before income taxes
  and minority interest. . . . . . . .        (154.3)         46.0
Net income (loss). . . . . . . . . . .         (96.7)         32.4

The Company incurred a net loss of $96.7 million for the 1997 first quarter or $.99 per share of common stock, as compared with net income for the 1996 first quarter of $32.4 million, or $.31 per share of common stock on a primary basis and $.30 per share of common stock on a fully diluted basis.

    Net sales for the three months ended March 31, 1997 decreased $140.7 million from the prior year period. Net sales for 1996 included $59.3 million of retail bag sales now reported as part of S&G Packaging Company, L.L.C. ("S&G"), a non-consolidated affiliate of the Company. Excluding the effect of S&G, sales for the 1997 period decreased approximately $81.4 million or 6.4 percent from the comparable prior year period. The decrease in sales, as well as the decrease in net income from the first quarter of 1996, mainly resulted from lower average selling prices which more than offset sales volume increases for certain of the Company's products. Additionally, a decrease in equity income from affiliates primarily resulting from a first quarter 1997 net loss incurred by Stone Consolidated Corporation, contributed to the decrease in net income.

    Shipments of corrugated containers, including the Company's proportionate share of the shipments by its foreign affiliates, were 13.2 billion square feet for the first quarter of 1997, compared with 13.1 billion square feet for the comparable prior year period. Shipments of paper bags and sacks, including the Company's proportionate share of the shipments of S&G, were 118 thousand tons for the three months ended March 31, 1997, compared with 143 thousand tons shipped during the comparable 1996 period.

    Production of containerboard and kraft paper, including 50 percent of the production at Florida Coast, was 1.38 million tons for the three months ended March 31, 1997, compared with 1.14 million tons for the prior year period.

FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital ratio was 1.9 to 1 at March 31, 1997 and 1.8 to 1 at December 31, 1996. The Company's long-term debt to total capitalization ratio was 80.6 percent at March 31, 1997 and 76.6 percent at December 31, 1996. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of consolidated affiliates which is non-recourse to the Company), deferred income taxes, minority interest and stockholders' equity.

     The Company's primary capital requirements consist of debt service and capital expenditures, including capital investment for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. The Company is highly leveraged, and while highly leveraged, will incur substantial ongoing interest expense.

     The Company's bank Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios. The Company has begun discussions to seek covenant relief from its bank group prior to June 30, 1997. Although no assurance can be given, the Company believes such relief will be granted.

     The Company's various Senior Note Indentures (under which approximately $2.0 billion of debt is outstanding) state that if the Company does not maintain a minimum Subordinated Capital Base (as defined) of $1 billion for two successive quarters, the Company would be required to semi-annually offer to purchase 10 percent of such outstanding indebtedness at par until the minimum Subordinated Capital Base is again attained. In the event that borrowings under the Company's Credit Agreement exceed amounts outstanding under the Senior Note Indentures, and would not permit the offer to repurchase, then the Company would be required to increase the rates on the Notes by 50 basis points per quarter up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained. The Company's Subordinated Capital Base was $900 million at March 31, 1997, however, the Company is in the process of implementing a subordinated financing which is intended to cause the Subordinated Capital Base to be above $1 billion at June 30, 1997. There can be no assurance that the Company will consummate such financing or that the Company can achieve or maintain the minimum Subordinated Capital Base in the future, as losses serve to decrease the Subordinated Capital Base. The Company also has a minimum Net Worth (as defined) covenant contained in its various Senior Subordinated Indentures (under which approximately $469 million of debt was outstanding) which states that if the Company does not maintain a minimum of $500 million of Net Worth for two successive quarters, the Company will have to increase the interest on such indebtedness issued under such indentures by 50 basis points per quarter up to a maximum amount of 200 basis points.

     At May 1, 1997, the Company had borrowing availability of approximately $187 million (net of letters of credit which reduce the amount available to be borrowed) under its revolving credit facilities. The weighted average interest rates on outstanding term loan and revolver borrowings under the Credit Agreement for the quarter ended March 31, 1997 were 8.7 percent and
8.4 percent, respectively. The weighted average rates do not include the effect of the amortization of deferred debt issuance costs.

OPERATING ACTIVITIES:

Net cash used in operating activities was $159.3 million for the three months ended March 31, 1997, compared with $84.9 million of cash provided by operating activities for the comparable period of 1996. The use of cash during the 1997 first quarter primarily resulted from the first quarter net loss in conjunction with an increase in cash outflows associated with working capital changes. The negative cash flow effects associated with working capital changes mainly resulted from an increase in paperstock inventory levels and a decrease in accounts payable due to the timing of payments.

FINANCING ACTIVITIES:

During the 1997 first quarter the Company increased its borrowings by $193 million under its revolving credit facility primarily to fund operating cash needs, capital expenditures and debt service obligations.

     On February 17, 1997, the Company paid a cash dividend of $0.4375 per share on its Series E Cumulative Convertible Exchangeable Preferred Stock ("Series E Cumulative Preferred Stock"). The Company's Credit Agreement, Senior Note Indentures and Senior Subordinated Indenture dated March 15, 1992 (the "Senior Subordinated Indenture") contain provisions restricting payments of dividends on the Company's capital stock. Due to these restrictive provisions, the Company will not be permitted to declare or pay future dividends on the Series E Cumulative Preferred Stock until the Company generates income or issues capital stock to replenish the dividend pool under various of its debt instruments and total stockholders' equity equals or exceeds $750 million. At March 31, 1997, the dividend pool under the Senior Subordinated Indenture (which contains the most restrictive provisions) had a deficit of approximately $30 million. In the event the Company has six quarterly dividends which remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment.

     On January 27, 1997, the Company announced that it did not declare a cash dividend on its Common Stock. Cash dividends on Common Stock cannot be declared and paid until the Company fully satisfies all accumulated preferred stock dividends in arrears and there is an available dividend pool under the Senior Subordinated Indenture and under the Credit Agreement.

     On January 27, 1997, the Company filed a $1 billion shelf registration statement with the Securities and Exchange Commission providing for the issuance of equity and/or debt securities. The registration statement was declared effective February 5, 1997.

INVESTING ACTIVITIES:

Capital expenditures for the three months ended March 31, 1997 totalled approximately $26.3 million.

OUTLOOK:

The Company's liquidity and financial flexibility has been adversely affected by the net losses incurred and insufficient operating cash flows generated in 1996 and in the first quarter of 1997. Currently, industry conditions have resulted in continued pressure on product prices and the Company will report a net loss in the second quarter of 1997. In addition, the Company expects operating cash flows to remain weak in the second quarter of 1997 resulting in increased pressure on liquidity. At May 1, 1997, the Company had borrowing availability of approximately $187 million under its revolving credit facilities.

     The Company is highly leveraged, and while highly leveraged, will incur substantial ongoing interest expense (in excess of $400 million annually based upon current outstanding indebtedness). As of March 31, 1997, the Company has debt amortizations of $182 million due in 1997, including $150 million of 10-3/4% Senior Subordinated Notes due June 15, 1997 (the "10-3/4% Senior Subordinated Notes"). The Company is currently in the process of refinancing the 10-3/4% Senior Subordinated Notes and anticipates certain additional financings of approximately $550 million including approximately $50 million from inventory reductions associated with mill downtime. Beginning in 1998 and continuing thereafter, the Company will be required to make significantly increased principal repayments on its existing indebtedness. As of March 31, 1997, the Company has debt amortizations of approximately $431 million in 1998, $599 million in 1999 and $483 million in 2000. In the event that operating cash flows and borrowing availability under its revolving credit facilities or from other financing sources do not provide sufficient liquidity for the Company to meet its obligations, including its debt service requirements, the Company will either seek to refinance significant portions of its indebtedness or sell or otherwise monetize certain of its assets. The Company's financial flexibility and ability to incur additional indebtedness and, in certain cases, refinance outstanding indebtedness is limited or restricted under the provisions of the Credit Agreement, various Senior Note Indentures and certain of its other financial obligations. Without additional financing or an improvement in operating results, the Company may be required to pursue other alternatives to improve liquidity, including cost reductions, sales or monetization of assets, deferral of certain discretionary capital expenditures and/or obtaining additional sources of funds, if available. No assurance can be given that such measures, if required, would generate the liquidity required by the Company to operate its business and service its debt obligations.

                           PART II.  OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11 Computation of Primary and Fully Diluted Net Income (Loss) Per Common Share

     27   Financial Data Schedule for the three months ended March 31, 1997.

(b)  Reports on Form 8-K

     1.   A Report on Form 8-K dated April 28, 1997 was filed under
          Item 5 - Other Events and Item 7 - Exhibits.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           STONE CONTAINER CORPORATION





                           By:Thomas P. Cutilletta
                              --------------------------------
                              Thomas P. Cutilletta
                              Senior Vice President and Corporate Controller (Principal Accounting Officer)






Date:  May 13, 1997