Form 10-K405/A
period 1996-12-31
STONE CONTAINER CORP
filed 1997-06-03
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K/A

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996.
or

(  )  Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the transition period from _______________ to ________________.
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

                                               Name of each exchange on
Title of each class                               which registered
Common Stock                                    New York Stock Exchange
Rights to purchase Series D Preferred Stock New York Stock Exchange $1.75 Series E Cumulative Convertible
  Exchangeable Preferred Stock                  New York Stock Exchange
10-3/4% Senior Subordinated Notes due
  June 15, 1997                                 New York Stock Exchange
12-5/8% Senior Notes due July 15, 1998          New York Stock Exchange
11-7/8% Senior Notes due December 1, 1998       New York Stock Exchange
11% Senior Subordinated Notes due
  August 15, 1999                               New York Stock Exchange
 9-7/8% Senior Notes due February 1, 2001       New York Stock Exchange
10-3/4% Senior Subordinated Debentures due
  April 1, 2002                                 New York Stock Exchange
10-3/4% First Mortgage Notes due
  October 1, 2002                               New York Stock Exchange
11-1/2% Senior Notes due October 1, 2004        New York Stock Exchange
 6-3/4% Convertible Subordinated Debentures
  due February 15, 2007                         New York Stock Exchange
Rating Adjustable Senior Notes due
  August 1, 2016                                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None. Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.  YES  X      NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value as of March 20, 1997 of the voting common stock held by non-affiliates of the Registrant was approximately
$1,094,000,000.

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

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1996 on Form 10-K as set forth in the pages attached hereto.




                                 PART IV


Item 14(a)2.   Financial Statement Schedules
               Financial Statements of Stone-Consolidated Corporation
Item 14(d).    Separate Financial Statements of Affiliates



                          STONE-CONSOLIDATED CORPORATION
                           AUDITED FINANCIAL STATEMENTS

                                 AUDITORS' REPORT


To the Shareholders of
Stone-Consolidated Corporation

     We have audited the consolidated balance sheets of Stone-Consolidated Corporation as at December 31, 1996 and 1995 and the consolidated statements of operations, changes in financial position and shareholders' equity for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Stone-Consolidated Corporation as at December 31, 1996 and 1995 and the results of its operations and the changes in its financial position for each of the years in the three-year period ended December 31, 1996 in accordance with generally accepted accounting principles in Canada.

January 24, 1997  (Signed) Price Waterhouse

(except for Note 20 which is as of February 14, 1997)  Chartered
Accountants

Montreal, Quebec, Canada


                             STONE-CONSOLIDATED CORPORATION

                              CONSOLIDATED BALANCE SHEETS

                          (in thousands of Canadian dollars)


                                                        1996        1995
                                                           December 31
 ASSETS
Current assets
  Cash and short-term deposits.................... $   27,083  $   16,251
  Accounts receivable
   Trade..........................................    291,606     380,024
   Other..........................................     67,246      34,030
  Inventories (Note 4)............................    317,638     207,753
  Other...........................................     13,076       7,394
Total current assets..............................    716,649     645,452
Property, plant and equipment(Note 5).............  2,237,325   2,054,283
Timberlands.......................................     24,555      25,039
Goodwill less amortization (Note 2)...............    755,587     752,418
Other assets (Note 6).............................    156,342     142,663
Total assets...................................... $3,890,458  $3,619,855

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable.................................. $  249,309  $  254,639
Income taxes......................................     14,580       4,955
Accrued and other current liabilities.............     93,489      90,032
Current maturities of long-term debt..............     84,664      60,000
Redeemable Class A preferred shares (Note 7)......        --      100,000
Total current liabilities.........................    442,042     509,626
Long-term debt (Note 8)..........................    770,424     712,342
Deferred taxes (Note 9)...........................    351,220     263,442
Total liabilities.................................  1,563,686   1,485,410
Commitments and contingencies (Note 14)

Shareholders' equity
Stated capital (Note 10)..........................  1,956,591   1,956,424
Retained earnings.................................    334,272     169,965
Foreign currency translation adjustment...........     35,909       8,056
Total shareholders'equity.........................  2,326,772   2,134,445
Total liabilities and shareholders'equity......... $3,890,458  $3,619,855

Approved by the Board

(Signed) James Doughan
(Signed) Jean Van Neste

See accompanying notes to the consolidated financial statements.



                          STONE-CONSOLIDATED CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands of Canadian dollars, except per share amounts)


                                          1996         1995         1994
                                              Year ended December 31
                                                  (Restated    (Restated
                                                   _ Note 2)    _Note 2)
Net sales
Manufactured products............   $1,956,043  $1,661,395  $1,091,316
Brokered products................      330,395      66,802          --
                                     2,286,438   1,728,197   1,091,316
Cost of products sold
Manufactured products............    1,438,715   1,156,426     939,507
Brokered products................      316,763      63,799         --
                                     1,755,478   1,220,225     939,507
Selling, general and
 administrative expenses.........       65,758      43,318      31,934
Depreciation and amortization....      175,564     105,321      93,546
Other operating income(Note 11)..      (33,546)    (13,651)    (11,426)
                                     1,963,254   1,355,213   1,053,561
Income from operations                 323,184     372,984      37,755
Redemption expenses (Note 3).....          --      (40,644)        --
Other income (expense)...........        5,194      (1,019)      5,882
Interest expense on long-term
 debt............................      (71,565)    (40,776)    (42,449)
Interest income..................        6,896       8,605       6,852
Income before income taxes.......      263,709     299,150       8,040
Provision for income taxes
  Note 9)........................       99,402     108,380       7,682
Net income.......................   $  164,307  $  190,770  $      358
Net income (loss) per common
 share (Note 12).................   $     1.58  $     2.59  $    (0.12)


See accompanying notes to the consolidated financial statements.



                             STONE-CONSOLIDATED CORPORATION

            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION

                         (in thousands of Canadian dollars)

                                           1996         1995         1994
                                               Year ended December 31
                                                   (Restated    (Restated
                                                    _ Note 2)    _Note 2)
Operating activities
Net income........................   $  164,307  $  190,770  $      358
Items not requiring (providing)
  cash
Depreciation and amortization.....      175,564     105,321      93,546
Deferred income taxes.............       74,620      96,305       2,780
Other.............................           --      (1,432)     (3,692)
Changes in non-cash working
 capital..........................      (54,935)    (63,724)    (72,523)
Interest on equity element of
 convertible debentures...........           --     (10,700)    (12,000)
Net cash provided by operations...      359,556     316,540       8,469

Investing activities
Acquisitions of businesses........      (33,409)   (746,889)         --
Capital expenditures..............     (293,177)   (257,243)    (95,317)
Other.............................       10,160      17,919      (1,991)
Net cash used in investing
  activities......................     (316,426)   (986,213)    (97,308)

Financing activities
 Issuance of common shares........          167     674,647          --
 Issuance of redeemable preferred
  shares..........................           --     500,000          --
 Redemption of redeemable preferred
  shares..........................     (100,000)   (400,000)         --
 Redemption of convertible
  debentures......................           --    (500,288)         --
 Issuance of debt.................      376,784     391,749          --
 Payment of debt..................     (309,249)    (85,000)      (3,875)
Net cash (used in) provided by
  financing activities............      (32,298)    581,108       (3,875)
Net increase (decrease) in cash...       10,832     (88,565)     (92,714)
Cash balance, beginning of year...       16,251     104,816      197,530
Cash balance, end of year.........   $   27,083   $  16,251   $  104,816


Cash includes cash and short-term deposits.
See accompanying notes to the consolidated financial statements.




                           STONE-CONSOLIDATED CORPORATION

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        (in thousands of Canadian dollars)


                                           1996         1995         1994
                                             Year ended December 31
                                                   (Restated    (Restated
                                                    _ Note 2)    _Note 2)
Common shares
Balance at beginning of year.......  $1,956,424   $1,281,777  $1,281,777
Issuance of common shares (Note 10)         167      674,647        --
Balance at end of year.............   1,956,591    1,956,424   1,281,777

Retained earnings (deficit)
Balance at beginning of year.......     169,965      (13,505)     (5,663)
Net income for the year............     164,307      190,770         358
Interest on equity element of
 convertible debentures, net of
 deferred income taxes of
 $3,400 in 1995 and $3,800 in 1994.          --       (7,300)     (8,200)
Balance at end of year.............     334,272      169,965     (13,505)

Foreign currency translation
  adjustment
Balance at beginning of year.......       8,056       15,274     (12,907)
Net effect of changes in exchange
  rates............................      27,853       (7,218)     28,181
Balance at end of year.............      35,909        8,056      15,274
Shareholders' equity...............  $2,326,772   $2,134,445  $1,283,546

See accompanying notes to the consolidated financial statements.



                               STONE-CONSOLIDATED CORPORATION

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   December 31, 1996
               (in thousands of Canadian dollars, unless otherwise noted)


1.  Nature of operations

Stone-Consolidated Corporation and its subsidiaries (the "Company") manufacture and market newsprint, uncoated groundwood papers, market pulp and lumber. The Company has seven fully integrated production facilities in Quebec, Ontario and Washington (U.S.A.) and one newsprint mill in the United Kingdom. The Company's principal markets are the United States, Western Europe, Canada and Asia.

2.  Summary of significant accounting policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Formation

     Stone-Consolidated Corporation was incorporated under the Canada Business Corporations Act ("CBCA") on June 22, 1993. On December 17, 1993, the Company acquired the assets, principally comprised of the newsprint and uncoated groundwood papers business, of Stone Container (Canada) Inc. ("Stone Canada"). These assets are carried in the accounts of the Company at the historical book value in the financial records of Stone Canada. On November 1, 1995, the Company acquired Rainy River Forest Products Inc. ("Rainy River"). Rainy River and the Company were amalgamated and continued as one corporation under the CBCA. For further details of the amalgamation, refer to Note 3.


     Principles of consolidation

     The consolidated financial statements include the accounts of Stone-Consolidated Corporation and all of its subsidiaries. All significant inter-company items are eliminated.

     Foreign currency translation

     For Canadian operations and integrated foreign subsidiaries, assets and liabilities denominated in foreign currencies are translated into Canadian dollars at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates prevailing at the transaction dates for non-monetary items. Income and expenses are translated at average rates prevailing during the year. Exchange gains or losses are included in income except for unrealized gains or losses on translation of foreign long-term debt which are deferred and amortized over the remaining term of the related obligation.

     For self-sustaining foreign subsidiaries, all assets and liabilities are translated into Canadian dollars at the exchange rates prevailing at the balance sheet date and all income and expenses are translated at average exchange rates prevailing during the year. Foreign currency translation adjustments are deferred in the shareholders' equity section of the balance sheet.

     The US$110,000 senior secured notes are considered to be an effective hedge of the Company's net investment in a U.S. subsidiary. Accordingly, the gains or losses arising from the translation of this foreign currency denominated long-term debt are deferred in the shareholders' equity section of the balance sheet.

     The Company seeks to manage the foreign exchange risks arising from movements in exchange rates between the Canadian and U.S. dollar principally on its U.S. dollar denominated revenues. When appropriate, the Company purchases U.S. dollar put options, at a cost, to fix specific minimum exchange rates on conversion of U.S. dollars. The Company records these options at market value and any gains or losses are included in income.

     Inventories

     Inventories are stated at the lower of cost and net realizable value. The average cost method is used for all inventories. Cost of wood and finished products includes raw materials and supplies, direct labour and an allocation of overhead. Provision is made for slow-moving and obsolete inventories.

     Property, plant and equipment, timberlands and depreciation

     Property, plant and equipment is stated at cost, which includes capitalized interest. Timberlands are stated at cost less accumulated cost of timber harvested. Expenditures for maintenance and repairs are charged to income as incurred. Additions, improvements and major replacements are capitalized. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income.

     Depreciation on plant and equipment is provided for on a straight-line basis over the expected lives of the assets using the following annual rates:

Machinery and equipment..................................   5% - 6 1/4%
Buildings................................................        2-1/2%

     Goodwill and other assets

     Goodwill is amortized on a straight-line basis over 40 years. Goodwill is recorded net of accumulated amortization of $115,469 and $92,544 at December 31, 1996 and 1995, respectively. Annually, the Company assesses whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether projected undiscounted future cash flows from operations exceed the net book value of assets acquired and goodwill as of the assessment date. Such projections reflect price, volume and cost assumptions. Additional factors considered by management in the preparation of the projections and in assessing the value of goodwill include the effects of obsolescence, demand, competition and other pertinent economic factors, and trends and prospects that may have an impact on the value or remaining useful life of goodwill.

     Deferred financing costs are amortized over the expected life of the related debt using the straight-line method.

     Pre-production costs on major projects are deferred and amortized over a period of five years.

     Pensions and other post-retirement and post-employment benefits

     The cost of the pension benefits earned by the employees is determined using for the most part the projected benefit method prorated on services. The net pension expense reflects the current service cost, the interest on the actuarial surplus or unfunded liability and the amortization over the estimated average remaining service life of the employees of (i) the actuarial surplus or unfunded liability and (ii) experience gains or losses. Other post-retirement (health care, dental care and life insurance) and post-employment (short- and long-term disability) benefits are accounted for on a "pay-as-you-go" basis. Coverage is provided to salaried employees for post-retirement benefits and to all employees for post-employment benefits.

     Income taxes

     Income taxes are recorded using the deferral method of accounting. Deferred income taxes shown in the financial statements result principally from differences between depreciation and capital cost allowance claimed for tax purposes.

     Environmental remediation and compliance

     Environmental expenditures resulting in additions to property, plant and equipment that increase useful lives are capitalized, while other environmental expenditures are charged to expense. Liabilities are recorded when assessments and/or remedial efforts are probable and the cost can be reasonably estimated.
     Change in accounting policy

     Effective in 1996, the Company retroactively adopted new accounting recommendations of the Canadian Institute of Chartered Accountants on the presentation and disclosure of financial instruments.

     The new accounting recommendations require the convertible debentures issued by the Company in 1993 to be split between a debt element and an equity element. The debt element was determined using the present value of the interest payments up to January 1, 1999 (date at which the convertible debentures are redeemable at the option of the Company without any restrictions), while the remaining portion of the principal amount of convertible debentures was presented in shareholders' equity. The interest expense related to the debt element was charged to income and the interest expense related to the equity element was charged to retained earnings, net of income taxes. This change results in an increase in net income for the years ended December 31, 1995 and 1994 of $7.3 million and $8.2 million, respectively, with no effect on retained earnings. There is no effect on net income for the year ended December 31, 1996 or on the balance sheets as at December 31, 1996 and 1995 as on November 1, 1995, the convertible debentures were converted into common shares.

3.  Acquisitions of businesses

    Acquisitions (1996)

     During 1996, the Company acquired, for approximately $22 million, an 82% interest in a sawmill near La Tuque, Quebec and a 20% interest in a sawmill located near Quebec City. The Company has also invested approximately $11 million as its 21% share of the investment in a joint venture to construct and operate an oriented strand board mill located near Fort Frances, Ontario.

     Acquisition of Rainy River (1995)

     On November 1, 1995, the Company and Rainy River amalgamated and continued as one corporation under the name "Stone-Consolidated Corporation".

     Rainy River was a manufacturer and seller of newsprint, uncoated groundwood papers and market pulp. It owned and operated three integrated pulp and paper mills located in Kenora and Fort Frances, Ontario and Tacoma, Washington (U.S.A.).

     The amalgamation was accounted for as the acquisition of Rainy River by the Company. The purchase method of accounting was used to account for the business combination and the results of operations of Rainy River are included from the date of acquisition.

     The non-recurring redemption expenses of $40,644 consist primarily of $36,960 relating to the payment of $160 per $1,000 principal amount of debentures of the Company. The impact of these expenses on net income per common share is $0.37.

Allocation of purchase price
Assets acquired at assigned value
     Working capital........................................ $   93,939
     Fixed assets...........................................    843,553
     Goodwill...............................................    292,338
     Other..................................................     16,811
                                                              1,246,641

Liabilities assumed
     Long-term debt.........................................    148,225
     Deferred income taxes..................................     98,413
     Convertible debentures.................................    269,288
                                                                515,926

Net assets acquired at fair value........................... $  730,715

Consideration
Issuance of 11,938,165 common shares........................ $  216,295
Issuance of 23,255,814 redeemable preferred shares..........    500,000
Cash........................................................     14,420
                                                             $  730,715

     The following pro forma selected financial information shows the results of the Company as though the acquisition of Rainy River had been made as of January 1, 1995 and 1994 respectively.

                                          Pro forma            Pro forma
                                               1995                 1994
                                                    (unaudited)
Net sales..............................  $2,690,460           $1,900,520
Income from operations.................  $  520,784           $    1,033
Net income (loss)*.....................  $  258,126           $  (86,961)
Net income (loss) per common share
 (in dollars)..........................  $     2.41           $    (0.92)

* Includes non-recurring redemption expenses of $40,644 before provision for income taxes.

    The above pro forma financial information is not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of 1995 and 1994.

    Acquisition of Stirling Fibre (Holdings) Limited (1995)

    In July 1995, the U.K. subsidiary purchased all of the shares of Stirling Fibre (Holdings) Limited for approximately $16 million. Located in central Scotland, Stirling Fibre is one of the largest independent waste paper merchants and processors in the U.K.

4.  Inventories

                                                      1996         1995
    Wood....................................      $ 43,257     $ 45,761
    Raw materials and supplies..............       115,235      111,264
     Finished products......................       159,146       50,728
                                                  $317,638     $207,753

5.  Property, plant and equipment


                                Cost           Accumulated        Net
                                              depreciation
                                                   1996
Land and land improvements.  $   21,427       $       --    $   21,427
Building and leasehold
 improvements..............     407,472           57,495       349,977
Machinery and equipment....   2,308,533          580,121     1,728,412
Construction in progress...     137,509               --       137,509
                             $2,874,941         $637,616    $2,237,325




                                Cost     Accumulated              Net
                                         depreciation
                                            1995
Land and land
 improvements.........   $    16,526    $         --       $    16,526
Building and leasehold
 improvements.........       371,895          38,662           333,233
Machinery and
  equipment...........     1,862,956         431,140         1,431,816
Construction in
 progress.............       272,708              --           272,708
                          $2,524,085        $469,802        $2,054,283


     Environmental capital expenditures for the years ended December 31, 1996 and 1995 were $16 million and $85 million respectively.

     Interest capitalized on major additions for the years ended
     December 31, 1996, 1995 and 1994 was $5,828, $9,435 and $700
     respectively.

6.  Other assets

                                                  1996          1995
Deferred pension costs.....................   $ 90,558      $ 73,938
Pre-production costs.......................     10,916         8,972
Non-current receivables....................     15,509        15,450
Deferred financing costs...................     16,167        20,342
Deferred exchange losses...................      4,299         4,130
Other......................................     18,893        19,831
                                              $156,342      $142,663

7.  Redeemable Class A preferred shares

    The redeemable Class A preferred shares were issuable in series. On November 1, 1995, 23,255,814 Series 1 redeemable Class A preferred shares were issued. These shares were entitled to cumulative cash dividends accruing from day to day at a rate of 8% per annum, calculated daily at $21.50 per share. Dividends are recorded as interest expense. The market value of these shares as at December 31, 1995 was not materially different from book value.




                        Number of       Stated      Number of     Stated
                           shares        value         shares      value
                                   1996                       1995
Outstanding _
 beginning of year..    4,651,178   $  100,000           --     $    --
Issuance of shares
 to acquire Rainy
  River.............        --            --       23,255,814    500,000
Redeemed and
  cancelled.........    4,651,178      100,000     18,604,636    400,000

Outstanding _ end of
  year..............       --            --      $ 4,651,178   $ 100,000



8.  Long-term debt

                                                       1996         1995
Senior secured notes
  US$225 million due 2000........................  $308,160     $307,170
  US$110 million due 2001........................   150,656      150,172
Term facility due 2000...........................   239,979      300,000
Revolving credit facility due 2000...............    98,000       15,000
Reducing credit facility due 2000................    29,750           --
Others...........................................    28,543           --
                                                    855,088      772,342
Less: Current maturities.........................    84,664       60,000
                                                   $770,424     $712,342


     Senior secured notes

     The senior secured notes due 2000 are secured by a first ranking lien on the Company's mills located in Shawinigan, Grand-Mere and La Baie, Quebec. These notes bear interest at 10.25% per annum and are not redeemable at the option of the Company prior to December 15, 1998.

     The senior secured notes due 2001 are secured by a first ranking lien on the Company's mill at Fort Frances, Ontario. These notes bear interest at 10.75% per annum and are not redeemable at the option of the Company prior to October 15, 1999.


     Both senior notes may be redeemed in whole or in part during specific periods and under specific circumstances. The Company may be obligated to repurchase the senior notes if certain specific events occur under the indentures. The indentures governing the notes contain certain covenants that, among other things, limit the type and amount of additional indebtedness that may be incurred by the Company and certain of its subsidiaries and impose limitations on investments, sales or transfers of assets, dividends and other payments, the creation of liens, sale-leaseback transactions, transactions with affiliates, and mergers.

     Term facility

     The term facility of $300 million is unsecured and is repayable in quarterly payments of $15 million. In addition, the term facility has mandatory and voluntary prepayment provisions, including the mandatory prepayment of 50% of "excess cash flow" up to a maximum of $50 million per year. Interest rates or stamping fees, as the case may be, on the term facility are as follows: (i) during the first year, at the prime or base rate, plus 1.125% per year and, in respect of London Interbank Offer Rate (LIBOR) loans or bankers' acceptances, plus 1.75% per year; and (ii) from the second to the fifth years, subject to credit ratings, at the prime or base rate, plus 0.125% to 1.375% per year and, in respect of LIBOR loans or bankers' acceptances, plus 0.625% to 2.125% per year.

     Revolving credit facility

     The revolving credit facility is a $300-million five-year credit facility secured by eligible accounts receivable and eligible inventories. Interest rates or stamping fees, as the case may be, on the revolving facility are as follows: (i) during the first year, subject to credit ratings, at the prime or base rate, as the case may be, plus 0.875% per year and, in respect of LIBOR loans or bankers' acceptances, plus 1.50% per year; and (ii) from the second to the fifth years, subject to credit ratings, at the prime or base rate, plus 0% to 1.125% per year and, in respect of LIBOR loans or bankers' acceptances, plus 0.50% to 1.875% per year.

     Reducing credit facility

     The reducing credit facility is a $35 -million five-year credit facility secured by a first ranking lien on property, plant and equipment of the Company's sawmills. The credit facility is payable in quarterly instalments and bears interest at either prime rate, LIBOR advance rate or bankers' acceptance rate.



     Minimum payments

     Minimum payments on long-term debt for each of the next five years are as follows:

                         1997                         $ 84,914
                         1998                         $ 69,213
                         1999                         $ 69,334
                         2000                         $478,324
                         2001                         $151,276

9.  Income taxes

     The provision for income taxes consists of the following:

                                           1996        1995        1994
     Current _ Canada.................  $ 19,191   $  4,491   $   3,436
             _ U.S.A .................     5,556      7,351       1,416
             _ U.K. ..................        35        233          50
                                          24,782     12,075       4,902
     Deferred _ Canada................    58,769     93,125       3,178
              _ U.S.A. ...............      (670)        --          --
              _ U.K. .................    16,521      3,180        (398)
                                          74,620     96,305       2,780
     Total provision for income taxes.. $ 99,402   $108,380   $   7,682

     The income tax at the combined Canadian federal and provincial income tax rate is reconciled to the provision for income taxes as follows:

                                            1996        1995        1994
Income tax at combined Canadian
 federal and provincial income
 tax rate............................   $102,055    $115,053     $ 3,055
Manufacturing and processing profits
 deduction...........................    (12,138)    (16,127)       (482)
Non-deductible amortization of
 goodwill............................      7,545       4,363       4,292
Large corporations tax...............      6,705       4,489       3,436
Difference in tax rates for foreign
 subsidiaries........................     (2,108)       (371)        129
Non-taxable income...................     (3,809)       (557)     (2,465)
Other-net............................      1,152       1,530        (283)
Provision for income taxes...........   $ 99,402    $108,380     $ 7,682

     The components of the deferred taxes are:

                                                       1996         1995
Deferred tax assets
 Loss carryforwards............................... $ 22,621     $ 38,160
Deferred tax liabilities
 Depreciation and amortization....................  343,958      272,496
Pre-production costs..............................    2,513        2,872
Pension...........................................   31,028       25,273
Other.............................................   (3,658)         961
Total deferred tax liability......................  373,841      301,602
Deferred tax liability-net........................ $351,220     $263,442


     The loss carryforwards relate to approximately $68.5 million of net operating losses of the U.K. subsidiary and are available indefinitely for U.K. income tax purposes.

     The income before income taxes consists of the following:

                                              1996      1995      1994
     Canada...........................    $202,878  $271,041    $6,520
     U.S.A. ..........................      12,594    18,534     3,987
     U.K. ............................      48,237     9,575    (2,467)
     Income before income taxes.......    $263,709  $299,150    $8,040

10.  Stated capital

     The amalgamated company created on November 1, 1995 under the plan of arrangement as described in Note 3 has the same authorized share capital as Stone-Consolidated Corporation prior to the amalgamation.

     Authorized

     The authorized share capital of the Company consists of an unlimited number of common shares and an unlimited number of preferred shares issuable in series, in each case without nominal or par value. For preferred shares issued and outstanding, refer to Note 7.

     Issued

     Common shares
                     Number of       Stated   Number of        Stated
                        shares        value      shares         value
                                1996                     1995
Outstanding_
  beginning of year.. 103,996,769   $1,956,424   65,000,100   $1,281,777
Conversion of
 debentures..........          --           --   27,044,693      458,142
Issuance of shares to
 acquire Rainy River.          --           --   11,938,165      216,295
Exercise of options..      11,151          167       13,811          210
Outstanding _ end of
  year............... 104,007,920   $1,956,591  103,996,769   $1,956,424


     The Company has an employee share option plan for its key employees. Options may be granted for the purchase of up to 10% of the issued and outstanding common shares. A total of 6,500,100 common shares have initially been reserved for issuance under the option plan. The options granted in 1994 vested on the first anniversary date of the date of grant. One-quarter of the options granted in 1995 and 1996 vest on each of the first, second, third and fourth anniversary dates of the date of grant. At December 31, 1996, 271,761 options are exercisable (1995 _ 128,791; 1994 _ nil). These options expire at various dates during the next 10 years. The weighted average remaining contractual life of all options outstanding at December 31, 1996 is approximately 8.5 years. Options are exercisable at prices ranging from $14.42 to $17.94 per common share. Changes in the number of common shares under option are summarized below:



                 1996    Weighted   1995   Weighted   1994   Weighted
                          average           average           average
                         exercise          exercise          exercise
                          price              price            price
Outstanding
 _ beginning
 of year....  741,718   $16.47   85,000   $16.18       --  $     --
Granted.....  528,000    17.78  390,250    17.38   85,000     16.18
Exercised...  (11,151)   15.15  (13,811)   15.20       --        --
Cancelled...  (69,961)   15.30 (105,781)   15.15       --        --
Conversion..       --       --  386,060    15.20       --        --
Outstanding _
 end of
 year.....   1,188,606   $17.13  741,718   $16.47   85,000    $16.18

     * Under the amalgamation in 1995, outstanding options for 371,211 common shares of Rainy River were converted into options for 386,060 of the Company's common shares. Of the 386,060 options, 195,220 were granted in 1994 and 190,840 in 1995. One-third of these options vest on each of the first, second and third anniversary dates of the date of grant.

11.  Other operating income

     In July 1996, the Company suffered major damage to the water infrastructure at its Port Alfred mill. Other operating income includes an amount of $22.3 million reflecting the difference between the proceeds from insurance versus the historical net book value of the damaged assets.

12.  Net income (loss) per common share

     Net income (loss) per common share is calculated based on the monthly average number of common shares outstanding during the year which was 104.0 million, 71.5 million and 65.0 million for 1996, 1995 and 1994, respectively. The potential exercise of employee stock options would not have a significant dilutive impact on the net income per common share for 1996 and 1995. For 1994, the fully diluted loss per common share has not been reported as it would result in a decrease of the loss per share.

     Income available to the common shareholders is calculated based on net income for the year less the interest on equity element of convertible debentures.

13.  Related party transactions

     Stone Canada is the major shareholder (currently 46.6% and 74.6% prior to November 1, 1995) of the Company. The Company had transactions with Stone Canada with respect to purchases of pulp and transactions with Stone Canada's parent, Stone Container
     Corporation, with respect to certain sales of newsprint tonnage.


     The following table summarizes the transactions between the Company and related parties, which are in the normal course of business at normal trade terms:


                                          1996         1995         1994
Sales to Stone Container Corporation
 and affiliates.................       $32,227      $31,951      $82,363
Purchases from Stone Canada and
 affiliates.....................       $14,513      $19,826      $14,707
Commissions from Stone Container
 Corporation....................       $10,829      $12,199       $7,700
Expenses charged to Stone Canada        $4,200       $4,835       $8,181
Expenses charged by Stone
  Container Corporation.........        $1,549       $3,672       $4,728

     Included in net sales _ manufactured products
     Included in cost of products sold _ manufactured products
     Included in other operating income
     Included in selling, general and administrative expenses

14.  Commitments and contingencies

     (a) At December 31, 1996, the future minimum rental commitments under operating leases having initial or remaining non-cancellable terms in excess of one year are reflected below:


                                                      Operating leases
     1997.........................................        $ 9,525
     1998.........................................         10,456
     1999.........................................          4,587
     2000.........................................          3,608
     2001.........................................          2,807
     Thereafter...................................          6,667
                                                          $37,650

     (b) At December 31, 1996, outstanding commitments for capital expenditures under purchase orders and contracts amounted to approximately $58 million.

     (c) The Company currently estimates that capital expenditures of approximately $45 million will be required for environmental compliance during the two-year period ending December 31, 1998.

          Various lawsuits and claims are pending by and against the Company. It is the opinion of management supported by counsel that final determination of these claims will not have a material adverse effect on the financial position or the results of the Company.



15.  Financial instruments

     Financial derivatives

     At December 31, 1996, the amount of U.S. dollar put options outstanding was US$8 million.

     Credit risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, short-term deposits and accounts receivable. The Company does not believe it is subject to any significant concentration of credit risk. Cash and short-term deposits are held by major financial institutions. Accounts receivable are due from a large number of customers who are geographically dispersed. For accounts receivable, the Company performs periodic credit evaluations and typically does not charge interest or require collateral. Allowances are maintained for potential credit losses consistent with the credit risk, historical trends and other information.

     Fair value

               Carrying value   Fair value   Carrying value   Fair value
                            1996                         1995
Cash and
 short-term
 deposits...      $27,083        $27,083        $16,251       $16,251
Long-term
 debt.......     $855,088       $894,806       $772,342      $809,297
Redeemable
 Class A
  preferred
  shares....    $     --             --       $100,000      $100,000
Off-balance
 sheet U.S.
 dollar put
 options....        $300           $300           $451          $451


     Due to their short-term maturity, the carrying values of cash and short-term deposits, accounts receivable and accounts payable are reasonable estimates of their fair values. The fair value of the redeemable Class A preferred shares is based on their quoted market value. The fair values of long-term debt are estimated based on rates currently available to the Company for long-term debt with similar terms. The fair value of financial derivatives reflects the estimated amounts that the Company would receive or pay to settle the contracts at the reporting date.

     Interest rate risk

     The Company's exposure to interest rate risk as at December 31, 1996 is as follows:


Cash.........................Non-interest bearing
Short-term deposits......... Floating interest rate
Accounts receivable......... Non-interest bearing
Accounts payable............ Non-interest bearing
Long-term debt
  Senior notes ($458,816)... Fixed interest rate maturing in 2 to 5 years Other facilities ($396,272)Floating interest rate


16.  Pension plans

     The Company either participates in or has defined benefit pension plans available to substantially all employees, which are funded, trusteed and principally contributory. The funding policy for the pension plans is to contribute annually the statutory required minimum. The pension plans provide reduced benefits for early retirement and take into account offsets for government pension benefits.

     Net pension expense includes the following components:

                                            1996        1995        1994
Service cost-benefits earned during
  the year.............................  $14,535      $6,321      $7,282
Interest cost on projected benefit
  obligations..........................   54,483      40,607      36,579
Actual return on plan assets........... (122,945)    (68,645)    (11,676)
Net amortization and deferral..........   59,803      29,386     (25,440)
Net pension expense....................   $5,876      $7,669      $6,745


     The following table sets forth the funded status of the pension plans and the amount recorded in the balance sheet:

                                                     1996         1995
Actuarial present value of benefit obligations
Vested benefits................................ $(612,687)   $(606,849)
Non-vested benefits............................   (61,067)     (48,915)
Accumulated benefit obligations................  (673,754)    (655,764)
Effect of increase in compensation levels......   (69,906)     (80,864)
Projected benefit obligations for services
 rendered......................................  (743,660)    (736,628)
Plan assets at fair value, primarily stocks,
  bonds and real estate........................   787,601      670,904
Plan assets greater (less) than projected
 benefit obligations...........................    43,941      (65,724)
Unrecognized net loss from actual experience
 different from that assumed and changes in
 assumptions...................................     46,617      139,662
Deferred pension costs.........................    $90,558      $73,938


     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.75% and 7.5% respectively for 1996 and 1995. The expected long-term rate of return on assets and the rate of increase in future compensation levels were 11% and 4% respectively for all years. The change in the weighted average discount rate had the effect of decreasing the total projected benefit obligations at December 31, 1996 by approximately $24.1 million.

17.  Segment information

     (a) The Company's primary activity is the production and marketing of newsprint and uncoated groundwood papers.

     (b) The Company's manufacturing facilities are located in Canada, the United States and the United Kingdom. Canadian export sales were $1,372 million for 1996, $1,222 million for 1995 and $800 million for 1994. United Kingdom export sales were $63 million for 1996, $60 million for 1995 and $46 milion for 1994. United States export sales were $53 million for 1996 and $13 million for 1995.

     The table below provides information on the Company's operations based on the region in which the operations are located.


                                        1996         1995          1994
Net sales from
 Canada.........................  $1,586,581   $1,389,939      $921,501
 United Kingdom.................     255,679      241,954       169,815
 United States..................     444,178       96,304            --
                                  $2,286,438   $1,728,197    $1,091,316

Income before taxes
 Canada.........................    $266,894     $331,557       $64,956
 United Kingdom.................      48,319        7,752        (2,467)
 United States..................      20,061       11,318            --
 Interest expense...............     (71,565)     (51,477)      (54,449)
                                    $263,709     $299,150        $8,040

Depreciation and amortization
 Canada.........................    $144,609      $87,918       $79,009
 United Kingdom.................      18,332       15,043        14,537
 United States..................      12,623        2,360            --
                                    $175,564     $105,321       $93,546

Capital expenditures
 Canada.........................    $243,338     $188,554       $87,498
 United Kingdom.................      21,504       61,920         7,819
 United States..................      28,335        6,769            --
                                    $293,177     $257,243       $95,317

Assets
 Canada.........................  $3,175,158   $3,051,407    $1,807,707
 United Kingdom.................     430,434      362,254       291,964
 United States..................     284,866      206,194            --
                                  $3,890,458   $3,619,855    $2,099,671


18. Differences between Canadian and United States generally accepted accounting principles (GAAP)

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada (Canadian GAAP). In certain respects, Canadian GAAP differs from generally accepted accounting principles in the United States (U.S.
     GAAP).


    The following summary sets out the material adjustments to the Company's reported net earnings which would be made in order to conform with U.S. GAAP:


                                             1996        1995      1994
Earnings adjustments
Income before income taxes in accordance
 with Canadian GAAP....................  $263,709    $299,150    $8,040
 Add (deduct)
Currency translation (a)...............      (237)      9,365   (16,734)
Post-retirement benefits other than
 pensions and post-employment
 benefits (b)..........................    (1,373)         --    (1,480)
Pension cost (c).......................     3,739       2,909     3,023
Goodwill (e)...........................       312          --        --
Interest on equity element of
 convertible debentures (f)............        --     (10,700)  (12,000)
Income (loss) before income taxes in
 accordance with U.S. GAAP.............   266,150     300,724   (19,151)
Provision for income taxes in
 accordance with Canadian GAAP.........    99,402     108,380     7,682
Add (deduct)
Income tax on above adjustments........       775         366    (8,661)
Income tax rate adjustment.............   (10,489)         --        --
Provision (credit) for income taxes in
 accordance with U.S. GAAP.............    89,688     108,746      (979)
Net income (loss) in accordance with
 U.S. GAAP.............................  $176,462    $191,978  $(18,172)
Net income (loss) per common share in
 accordance with U.S. GAAP (in dollars)     $1.70       $2.68    $(0.28)


     The following summary sets out the material differences in the Company's balance sheet between accounting principles generally accepted in Canada and the United States:


            Canadian  Adjustment    U.S.     Canadian  Adjustment    U.S.
               GAAP      GAAP       GAAP        GAAP      GAAP       GAAP
                         1996                             1995
Balance sheet
 components
 Goodwill (b,
  d, e).. $755,587   $(10,379) $745,208   $752,418   $(10,691) $741,727
 Other assets
  (a, c). $156,342   $(18,725) $137,617   $142,663   $(38,688) $103,975
 Deferred tax
  liability
  (a, b, c,
  d, e).  $351,220   $(42,202) $309,018   $263,442   $(37,878) $225,564
 Other long-
  term
  liability
  (b,
   c)....$     --    $ 28,070  $ 28,070   $     --   $ 26,697  $ 26,697
Shareholders'
 equity
 (a, b,
   c)..  $2,326,772  $(14,973) $2,311,799 $2,134,445 $(38,198) $2,096,247

     (a)  Currency translation

          Under Canadian GAAP, unrealized exchange gains and losses on translation of long-term debt are deferred and amortized over the term of the debt. Under U.S. GAAP, such gains or losses are credited or charged to income.

     (b) Post-retirement benefits other than pensions and post-employment benefits

          Under Canadian GAAP, post-retirement benefits other than pensions are accounted for on a "pay-as-you-go" basis. Under U.S. GAAP, in accordance with Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Post-retirement Benefits other than Pension", post-retirement benefits are accounted for on an accrual basis.

          The net post-retirement benefit cost would include the following components:


                                               1996      1995       1994
Service cost-benefits attributed to service
  during the year.........................   $  575    $  279     $  309
Interest cost on accumulated post-retirement
  benefit obligation......................    2,329     1,995      1,925
Net amortization and deferral.............      470       226        448
Net post-retirement benefit cost..........   $3,374    $2,500     $2,682


     The discount rate used in determining the accumulated post-retirement benefit cost was 7.5% for 1996. The assumed health care cost trend rates for substantially all employees used in measuring the accumulated post-retirement benefit obligation range from 11% in 1996 decreasing by 1% per year to an ultimate rate of 8% per annum starting in 1999. If the health care cost trend rate assumptions were increased by 1%, the accumulated post-retirement benefit obligation at December 31, 1996 and 1995 would not be significantly different.

     The details of the accumulated post-retirement benefit obligation other than pensions are as follows:

                                                       1996       1995
Retirees..........................................  $20,691    $21,752
Active employees - fully eligible.................    3,020      2,868
Other active employees............................   10,222      8,996
                                                     33,933     33,616
Unrecognized loss.................................   (6,606)    (7,662)
Accumulated post-retirement benefit obligation....  $27,327    $25,954


          The Company is not required to fund and has not funded any of its accumulated post-retirement benefit obligations.


          Under Canadian GAAP, post-employment benefits are accounted for on a "pay-as-you-go" basis. Under U.S. GAAP, Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Post-employment Benefits", requires accrual accounting for the estimated cost of providing certain benefits to former or inactive employees, and the employees' beneficiaries and dependents after employment but before retirement.

     (c)  Employer's Accounting for Pensions

          Under U.S. GAAP, in accordance with Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions", the Company would have recorded an additional minimum liability for underfunded plans representing the excess of the unfunded accumulated benefit obligation over the pension plan assets. At December 31, 1996 and 1995, the additional minimum liability would be $36.1 million and $53.6 million respectively, and would be recorded as a reduction of the deferred pension costs with an offsetting intangible asset of $12.0 million and $13.1 million respectively, and a charge to shareholders' equity of $16.2 million and $26.3 million respectively, net of a tax benefit of $7.9 million and $14.2 million respectively.

          In addition, amortization of experience gains and losses is included as a component of net pension cost only to the extent that the experience gains and losses exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets at the beginning of the year.

     (d)  Accounting for income taxes

          Under U.S. GAAP, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires use of the liability method versus the deferred method prescribed under Canadian GAAP. The liability method requires the recognition of changes in statutory tax rates.

          Refer to (e) below for differences resulting from acquisition of Rainy River.

     (e)  Purchase accounting

          The application of purchase accounting under Canadian and U.S. GAAP as it relates to the acquisition of Rainy River is not materially different except for (i) the recognition of a liability for post-retirement benefits other than pensions at the date of acquisition under U.S. GAAP and (ii) differences in accounting for income taxes.

          In 1995, the net effect of these two differences was to decrease goodwill recorded relating to the acquisition of Rainy River in the amount of $10,691, increase other long-term liabilities in the amount of $6,628, and decrease deferred tax liability in the amount of $17,319.

     (f) Under U.S. GAAP, the interest expense related to the principal amount of the convertible debentures is charged to income. Under Canadian GAAP, the interest expense, net of income taxes, related to the equity element of the convertible debentures is charged to retained earnings.

          Statement of changes in financial position

          Under U.S. GAAP, certain items included as financing and investing activities in the statement of changes in financial position do not result in cash flows and therefore should be excluded. For the year ended December 31, 1995, these items relate primarily to the acquisition of Rainy River. Under U.S. GAAP, these sections are presented as follows:
                                                                  1995
   Investing activities
    Acquisitions...........................................   $(72,740)
    Capital expenditures...................................   (257,243)
    Other-net..............................................     17,919
    Net cash used in investing activities..................  $(312,064)

   Financing activities
    Issuance of common shares-net..........................       $210
    Redemption of redeemable preferred shares..............   (400,000)
    Issuance of debt, net of financing costs...............    391,749
    Payment of debt........................................    (85,000)
    Net cash used in financing activities..................   $(93,041)

19.  Additional disclosures required by U.S. GAAP

     Cash flows

                                          1996       1995       1994
     Cash paid during the year for
     Interest (net of capitalization). $71,565    $52,718    $40,742
      Income taxes....................  $8,941    $11,494     $4,902

     The net changes in non-cash working capital are as follows:

                                               1996      1995       1994
(Increase) decrease in accounts receivable. $70,728  $(48,141) $(120,774)
(Increase) decrease in inventories......... (93,596)  (44,216)    39,668
Increase in other current assets...........  (3,834)     (626)      (309)
Increase (decrease) in accounts payable and
  other current liabilities................ (14,518)   28,714      6,166
Other-net.................................. (13,715)      545      2,726
                                           $(54,935) $(63,724)  $(72,523)

     Allowance for doubtful accounts

     The allowance for doubtful accounts is $4,673 and $4,618 at December 31, 1996 and 1995, respectively.

     Depreciation and amortization

     The components of depreciation and amortization are as follows:


                                                1996      1995      1994
Property, plant and equipment...........    $152,139   $88,681   $78,532
Goodwill................................      21,609    14,756    13,412
Pre-production costs....................       1,816     1,884     1,602
                                            $175,564  $105,321   $93,546

     Rental expense

     Rental expense under the Company's operating leases totalled
     $11,161, $8,975 and $7,846 for the years ended December 31, 1996,
     1995 and 1994 respectively.

     Accrued and other current liabilities

     The major components of accrued and other current liabilities are as follows:


                                                         1996       1995
     Accrued wages.................................    $7,395     $8,658
     Accrued interest..............................     5,081      7,158
     Accrued vacation pay..........................    28,867     31,509
     Taxes and stumpage dues.......................    23,176     10,259
     Other.........................................    28,970     32,448
                                                      $93,489    $90,032

    Selected pro forma financial information in accordance with U.S.
    GAAP

    The following is selected pro forma financial information of the Company as though the acquisition of Rainy River had been made as of January 1, 1995 and 1994, respectively. Refer to Note 3 for further details.


                                              Pro forma        Pro forma
                                                   1995             1994
                                                      (unaudited)
     Net sales..........................     $2,690,460       $1,900,520
     Net income (loss)..................       $259,334        $(105,491)
     Net income (loss) per common
      share (in dollars)................          $2.49           $(1.01)

     The above pro forma financial information is not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of 1995 and 1994.

20.  Subsequent event

     On February 14, 1997, the Boards of Directors of Abitibi-Price Inc. and the Company approved a merger arrangement to amalgamate
     Abitibi-Price Inc. and the Company. The new name of the combined Company is expected to be Abitibi-Consolidated Inc.


     Under the arrangement, each common share of Abitibi-Price Inc. will be exchanged for one common share of Abitibi-Consolidated Inc. and each common share of the Company will be exchanged for 1.0062 common shares of Abitibi-Consolidated Inc.

     The transaction is expected to close in the second quarter of 1997 subject to, among other things, necessary approvals from Canadian and U.S. regulatory authorities and from each company's shareholders. In addition, the Company's debt instruments contain restrictions and/or covenants that would be breached upon amalgamation. The Company intends to launch a tender offer bid to redeem both senior notes and remove all restrictions and covenants attached thereto. The term, revolving and reducing credit facilities will be replaced upon closing of the amalgamation.