Form 10-Q
period 1997-06-30
STONE CONTAINER CORP
filed 1997-08-14
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly period ended June 30, 1997

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from _________________ to ________________.

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

                       Yes   X               No

Number of common shares outstanding as of August 11, 1997:  99,327,786


                              PART I.  FINANCIAL INFORMATION

                              ITEM 1.  FINANCIAL STATEMENTS

                       STONE CONTAINER CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                       June 30,   December 31,
(in millions)                                             1997*          1996
Assets
Current assets:
Cash and cash equivalent......................       $   178.7    $     112.6
Accounts and notes receivable (less
  allowances of $21.5 and 24.3)...............           578.8          572.8
Inventories...................................           690.0          741.6
Other.........................................           126.8          134.2
          Total current assets................         1,574.3        1,561.2
Property, plant and equipment.................         4,848.1        4,939.1
Accumulated depreciation and amortization.....        (2,383.5)      (2,305.4)
          Property, plant and equipment--net..         2,464.6        2,633.7
Timberlands...................................            49.2           34.6
Goodwill......................................           451.7          485.4
Investment in non-consolidated affiliates.....           932.2        1,198.2
Other.........................................           484.2          440.7
Total assets..................................       $ 5,956.2       $6,353.8

Liabilities and stockholders' equity
Current liabilities:
Accounts payable..............................       $  261.3        $  363.8
Current maturities of senior and subordinated
  long-term debt..............................           20.7           186.7
Notes payable and current maturities of non-
  recourse debt of consolidated affiliates....           34.6            21.9
Income taxes..................................           23.4            15.1
Accrued and other current liabilities.........          291.2           301.7
          Total current liabilities...........          631.2           889.2
Senior long-term debt.........................        3,511.7         3,269.6
Subordinated debt.............................          697.4           422.3
Non-recourse debt of consolidated affiliates..            1.2           259.2
Other long-term liabilities...................          307.3           308.1
Deferred taxes................................          274.0           410.2
Commitments and contingencies.................

Stockholders' equity:
   Series E preferred stock...................          115.0           115.0
   Common stock (99.3 shares outstanding).....          966.4           954.8
   Accumulated deficit........................         (313.6)          (94.2)
   Foreign currency translation adjustment....         (233.5)         (178.8)
   Unamortized expense of restricted stock
     plan.....................................            (.9)           (1.6)
          Total stockholders' equity..........          533.4           795.2
Total liabilities and stockholders' equity....       $ 5,956.2        $6,353.8

*Unaudited; subject to year-end audit
The accompanying notes are an integral part of these statements.




                        STONE CONTAINER CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                         AND RETAINED EARNINGS (ACCUMULATED DEFICIT)



                                  Three months ended        Six months ended
                                       June 30,                   June 30,
(in millions except per share)        1997        1996        1997       1996
Net sales....................     $1,200.2    $1,282.3    $2,381.1   $2,603.8
Cost of products sold........      1,016.7     1,013.0     2,003.6    1,985.2
Selling, general and
  administrative expenses....        140.8       156.0       287.5      309.7
Depreciation and amortization         81.0        79.0       159.6      158.0
Equity loss (income) from
 affiliates..................         10.7       (20.6)       23.2      (46.8)
Other income net.............         (6.9)       (5.3)       (3.8)      (8.1)
Income (loss) before interest
 expense, income taxes,
 minority interest and
 extraordinary charges.......        (42.1)       60.2       (89.0)     205.8
Interest expense.............       (118.7)     (101.5)       (226.1)   (201.1)
Income (loss) before income
  taxes, minority interest
  and extraordinary charges..       (160.8)      (41.3)     (315.1)       4.7
Credit for income taxes......         53.4        19.3       111.0        4.7
Minority interest............           --          .9          --        1.9
Income (loss) before
  extraordinary charges......       (107.4)      (21.1)     (204.1)      11.3
Extraordinary charges from
 early extinguishment of debt
(net of income tax benefit)..        (13.3)         --       (13.3)        --
Net income (loss)............       (120.7)      (21.1)     (217.4)      11.3
Preferred stock dividends....         (2.0)       (2.0)       (4.0)      (4.0)
Net income (loss) applicable
  to common shares...........    $  (122.7)  $   (23.1)  $  (221.4)  $    7.3
Retained earnings
 (accumulated deficit),
 beginning of period.........    $  (192.9)  $   113.3   $   (94.2)  $   97.8
Net income (loss)............       (120.7)      (21.1)     (217.4)      11.3

Cash dividends on common and
  preferred stock............           --       (16.9)       (2.0)     (33.8)
Retained earnings
 (accumulated deficit), end
  of period..................    $  (313.6)  $    75.3   $  (313.6)  $   75.3

Per share of common stock:
Income (loss) before
 extraordinary charges.......    $   (1.10)  $    (.23)  $   (2.10)  $    .07
Extraordinary charges from
 early extinguishment of debt
 (net of income tax benefit).         (.13)         --        (.13)        --
Net income (loss)............    $   (1.23)  $    (.23)  $   (2.23)  $    .07

Cash dividends...............    $      --   $     .15   $      --   $    .30

Common shares and common
  share equivalents
  outstanding (weighted
  average, in millions)......        99.3        99.2       99.3         99.4


  Unaudited; subject to year-end audit
  The accompanying notes are an integral part of these statements.
  *Fully diluted amounts and average shares outstanding have not been presented due to anti-dilutive nature.






                          STONE CONTAINER CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  Three months ended         Six months ended
                                         June 30,                 June 30,
                                     1997       1996       1997        1996
                                  ________    _______   ________    ________
(in millions except per share)
Cash flows from operating activities:
Net income (loss)..............   $ (120.7)   $ (21.1)  $ (217.4)    $  11.3
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in) operating
  activities:
  Depreciation and amortization       81.0       79.0      159.6        158.0
  Deferred taxes...............      (58.4)     (27.1)    (120.8)       (23.4)
  Foreign currency transaction
   losses (gains)..............        (.9)        .3        3.6           .5
  Equity loss (income) from
   affiliates..................       10.7     (20.6)       23.2       (46.8)
  Extraordinary charges from
   early extinguishment of debt       13.3         --       13.3          --
  Other--net...................      21.4       14.7       41.8         30.0

Changes in current assets and
  liabilities net of
  adjustments for an acquisition
  and a disposition:
  (Increase) decrease in
   accounts and notes
   receivable--net............      (50.8)      57.4      (52.6)       115.5
  (Increase) decrease in
    inventories...............       73.2       27.7       31.5        (22.1)
  (Increase) decrease in other
   current assets.............          .3      (6.3)        .2        (11.1)
  Decrease in accounts payable
   and other current
   liabilities................       (8.6)     (24.2)     (81.2)       (47.2)
Net cash provided by (used in)
 operating activities.........      (39.5)      79.8     (198.8)       164.7

Cash flows from financing activities:
Payments made on debt..........     (420.6)     (11.8)    (431.1)       (75.0)
Payments by consolidated
  affiliates on non-recourse
  debt.........................       (9.7)       (.8)     (12.9)        (5.9)
Borrowings.....................      612.7       37.0      804.1        221.7
Non-recourse borrowings of
  consolidated affiliates......         .1         .4         .1          1.6
Cash dividends.................         --      (16.9)      (2.0)       (33.8)
Net cash provided by financing
  activities...................      182.5        7.9      358.2        108.6

Cash flows from investing activities:
Capital expenditures...........      (31.7)     (60.5)     (58.0)      (102.3)
Proceeds from sales of assets..         .5        5.4        3.1          8.0
Purchase of securities of a
  non-consolidated affiliate...         --         --         --        (39.6)
Investments in and advances to
  affiliates, net..............       (4.6)     (38.0)      (8.9)       (43.7)
Other--net.....................      (21.8)      (5.5)     (27.1)        (6.3)
Net cash used in investing
  activities...................      (57.6)     (98.6)     (90.9)      (183.9)

Effect of exchange rate changes
  on cash......................       (1.1)       (.4)      (2.4)        (1.6)
Net increase (decrease) in cash
  and cash equivalents.........       84.3      (11.3)      66.1         87.8
Cash and cash equivalents,
  beginning of period..........       94.4      139.4      112.6         40.3
Cash and cash equivalents, end
  of period....................   $  178.7    $ 128.1   $  178.7     $  128.1

See Note 7 regarding supplemental cash flow information.
Unaudited; subject to year-end audit
The accompanying notes are an integral part of these statements






                    STONE CONTAINER CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's financial position as of June 30, 1997 and the results of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996.

NOTE 2:  Reclassifications

Certain prior year amounts have been restated to conform with the current year presentation in the Consolidated Statements of Cash Flows.

NOTE 3:  Acquisition/Disposition

On April 4, 1997, the Company's 90 percent owned subsidiary, Stone Venepal (Celgar) Pulp. Inc. ("SVCPI") acquired the remaining 50 percent interest in the Celgar pulp mill (the "Celgar Mill") in Castlegar, British Columbia from CITIC B.C., Inc. ("CITIC"), an indirect subsidiary of China International Trust Investment Corporation of Bejing, People's Republic of China, in exchange for the portion of the Celgar Mill's indebtedness owed by CITIC. Such indebtedness is non-recourse to the Company. (See Note 7)

    On June 26, 1997, the Company sold half of its ownership in SVCPI to Celgar Investments, Inc., a 49 percent owned affiliate of the
Company.    Following the sale, the Company retains a 45 percent direct voting interest in the stock of SVCPI and accordingly is accounting for its investment under the equity method. All of SVCPI's indebtedness has been removed from the Company's consolidated balance sheet. (See
Note 7)

NOTE 4:  Merger Of Significant Subsidiary

On May 30, 1997, Stone-Consolidated Corporation, a non-consolidated affiliate of the Company, and Abitibi-Price Inc. merged to form Abitibi-Consolidated Inc. ("Abitibi-Consolidated"), one of the world's leading manufacturers and marketers of publication papers. The Company owns approximately 25.2 percent of the common stock of Abitibi-Consolidated. As a result of the merger, the Company reported a non-cash extraordinary charge of $13.3 million, net of tax, representing its share of a loss from the early extinguishment of debt incurred by Abitibi-Consolidated. As of August 11, 1997, the Company's interest in Abitibi-Consolidated had a market value of approximately US $915 million, based on the per share price as reported by the New York Stock Exchange.

NOTE 5:  Financing Activities

On May 28, 1997, the Company sold $275 million aggregate principal amount of units consisting of 10-3/4 percent Senior Subordinated Debentures due 2002 and 1-1/2 percent Supplemental Interest Certificates (the "Units Offering"). The net proceeds from the Units Offering was approximately $269 million. Of the proceeds, $150 million was used to repay the Company's $150 million outstanding principal amount of 10-3/4 percent Senior Subordinated Notes due June 15, 1997 at maturity. The remaining proceeds will be used to fund capital expenditures as incurred.

    On June 12, 1997, the Company sold $14.7 million principal amount of 7.2 percent Industrial Development Revenue Bonds due 2027. The proceeds of the bonds were used in connection with a wastepaper project for the Company's Snowflake, Arizona mill.

    On June 19, 1997, the Company and its bank group further amended and restated its Credit Agreement to, among other things, provide for an additional senior secured loan facility of $300 million (the "E Tranche Facility"), and ease certain financial and other covenant requirements (including the interest coverage and indebtedness ratio requirements). The net proceeds of $295 million from the E Tranche Facility was used to fully repay amounts outstanding under the Company's revolving credit facilities (without a corresponding reduction in commitments) with the remaining proceeds to be used for general corporate purposes.








NOTE 6:  Inventories

Inventories are summarized as follows:

                                          June 30,        December 31,
(in millions)                                1997                1996
Raw materials and supplies.......        $  237.0             $ 255.3
Paperstock.......................           339.0               378.1
Work in process..................            22.2                19.5
Finished products................           107.6               105.1
                                            705.8               758.0
Excess of current cost over LIFO
  inventory value................           (15.8)              (16.4)
Total inventories................        $  690.0             $ 741.6


NOTE 7:  Additional Cash Flow Statement Information

 The Company's non-cash investing and financing activities and cash payments (receipts) for interest and income taxes were as follows:


                        Three months ended        Six months ended
                            June 30,                    June 30,
(in millions)              1997      1996            1997      1996
Decrease in debt due
 to deconsolidation
 of affiliate(1)....   $  538.0   $    --        $  538.0   $    --
Increase in debt due
 to consolidation
  of affiliate(2)...      264.9       1.0           264.9       5.0
Capital lease
 obligation incurred        0.9        --             0.9        --

Cash paid during the
 periods for:
 Interest (net of
  capitalization)...   $  112.5   $ 101.6        $  210.9   $ 194.3
 Income taxes (net
   of refunds)......        3.5       9.3          (1.6)       12.1

(1) Decrease due to the sale of a portion of the Company's interest in SVCPI on June 26, 1997. Such amount includes the $264.9 million of debt assumed from CITIC as discussed below.
(2) Increase due to the acquisition of CITIC's interest in the Celgar Mill on April 4, 1997.



NOTE 8:  Liquidity Matters

Due to recent industry conditions and principally to depressed product pricing and significant interest costs attributable to the Company's highly leveraged capital structure, the Company incurred losses in 1996 and the first half of 1997.

  The Company improved its liquidity and financial flexibility during the second quarter through the consummation of certain planned financings designed to address the Company's near-term capital, financing and debt amortization needs, as well as to increase the Company's subordinated capital base to in excess of $1 billion. The completed financings include the Units Offering, the E Tranche Facility
and a tax exempt financing with a 30-year maturity (see Note 5).   The
Company is contemplating additional financings which include an $85 million mortgage financing on certain of the Company's real estate and a financing in Germany totaling DM170 million (approximately US $90 million).

  While the Company's liquidity and financial flexibility has improved, the Company will be required in the future to generate sufficient cash flows to fully meet its debt service requirements. At June 30, 1997, the Company has debt amortizations of approximately $9.6 million remaining in 1997, $409.3 million in 1998, $328.4 million in 1999 (assuming no amounts are drawn on the Company's revolving credit facilities) and $458.3 million in 2000. In the event that operating cash flows and borrowing availability under its revolving credit facilities or from other financing sources do not provide sufficient liquidity for the Company to meet its obligations, including its debt service requirements, the Company will either seek to refinance significant portions of its indebtedness or sell or otherwise monetize certain of its assets. The Company's financial flexibility and ability to incur additional indebtedness and, in certain cases, refinance outstanding indebtedness is limited or restricted under the provisions of the Company's bank credit agreement (the "Credit Agreement"), the senior note indentures ("the Senior Note Indentures") and certain of its other financial obligations. Without additional financing or an improvement in operating results, the Company may be required to pursue other alternatives to improve liquidity, including cost reductions, sales or monetizations of assets, deferral of certain discretionary capital expenditures and/or obtaining additional sources of funds, if available. No assurance can be given that such measures, if required, would generate the liquidity required by the Company to operate its business and service its debt obligations.

  At August 11, 1997, the Company had borrowing availability of approximately $518 million under its revolving credit facilities in addition to its cash and cash equivalents. Of such amount, approximately $65 million is restricted to fund capital expenditures.

  See also Management's Discussion and Analysis  -  "Financial
Condition and Liquidity".




                 STONE CONTAINER CORPORATION AND SUBSIDIARIES

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                     CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Provided below is certain financial data for the three and six months ended June 30, 1997 and 1996.


                   Three months ended June 30,   Six months ended June 30,
                      1997              1996         1997              1996
Net sales.......  $1,200.2          $1,282.3     $2,381.1          $2,603.8
Depreciation and
 amortization...      81.0              79.0        159.6             158.0
Interest expense     118.7             101.5        226.1             201.1
Income (loss)
 before income
 taxes, minority
 interest and
 extraordinary
 charge.........    (160.8)            (41.3)      (315.1)              4.7
Net income (loss)  $ (120.7)         $  (21.1)    $ (217.4)         $  11.3


  The net loss for the 1997 second quarter was $120.7 million, or $1.23 per share of common stock, compared with the net loss for the 1996 second quarter of $21.1 million, or $.23 per share of common stock.

  For the six months ended June 30, 1997, the Company incurred a net loss of $217.4 million, or $2.23 per share of common stock, as compared with net income of $11.3 million, or $.07 per share of common stock, for the first half of 1996.

  The net loss for the second quarter and the first half of 1997 includes a non-cash extraordinary charge of $13.3 million, or $.13 per common share, representing the Company's share of a loss from the early extinguishment of debt incurred by Abitibi-Consolidated in connection with the merger of Stone-Consolidated Corporation with Abitibi-Price. The Company's results were also adversely impacted by approximately $4 million, or $.04 per common share, as a result of the merger.



  Net sales for the three and six month periods ended June 30, 1997 decreased $82.1 million and $222.7 million, respectively, from the comparable prior year periods. Net sales for the second quarter and first half of 1996 included $53.1 million and $112.4 million, respectively, of retail bag sales now reported as part of S&G Packaging Company, L.L.C. ("S&G"), a non-consolidated affiliate of the Company. Excluding the effect of S&G, sales for the second quarter and first half of 1997 decreased approximately $29.0 million, or 2.3 percent, and $110.3 million, or 4.2 percent, respectively, from the comparable prior year periods.

  The decreases in sales and net income for the second quarter and first half of 1997 from the prior year periods primarily resulted from lower average selling prices for most of the Company's products; additionally, market related downtime at certain pulp and paper mills also contributed to the decreases.

  Shipments of corrugated containers, including the Company's proportionate share of the shipments by its foreign affiliates, were
14.0 billion square feet for the second quarter of 1997 compared with
13.4 billion square feet for the second quarter of 1996. For the first six months of 1997, the Company shipped 27.2 billion square feet of corrugated containers, compared with 26.5 billion square feet shipped during the first half of 1996. Shipments of paper bags and sacks, including the Company's proportionate share of the shipments of S&G, were 130 thousand tons and 248 thousand tons for the three and six months ended June 30, 1997, respectively, compared with 136 thousand tons and 278 thousand tons shipped during the same 1996 periods.

  Production of containerboard and kraft paper for the three and six months ended June 30, 1997 were 1.21 million tons and 2.59 million tons, respectively, compared to 1.16 million tons and 2.30 million tons produced during the comparable 1996 periods.

Financial Condition and Liquidity

The Company's working capital ratio was 2.5 to 1 at June 30, 1997 and
1.8 to 1 at December 31, 1996. The Company's long-term debt to total capitalization ratio was 83.8 percent at June 30, 1997 and 76.6 percent at December 31, 1996. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of certain consolidated affiliates which is non-recourse to the Company), deferred income taxes, minority interest and stockholders' equity.

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

  The Company's various Senior Note Indentures (under which approximately $2.0 billion of debt is outstanding) state that if the Company does not maintain a minimum Subordinated Capital Base (as defined) of $1 billion for two successive quarters, the Company would be required to semi-annually offer to purchase 10 percent of such outstanding indebtedness at par until the minimum Subordinated Capital Base is again attained. In the event that borrowings under the Company's Credit Agreement exceed amounts outstanding under the Senior
Note Indentures, and would not permit the offer to repurchase, then the Company would be required to increase the rates on the notes outstanding under the Senior Note Indentures by 50 basis points per quarter up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained. The Company's Subordinated Capital Base was $1,053.6 million at June 30, 1997. There can be no assurance that the Company can maintain the minimum Subordinated Capital Base in the future, as losses serve to decrease the Subordinated Capital Base. The Company also has a minimum Net Worth (as defined) covenant contained in its various senior subordinated indentures (under which approximately $593.8 million of debt was outstanding at June 30, 1997) which states that if the Company does not maintain $500 million of Net Worth for two successive quarters, the Company will have to increase the interest on indebtedness outstanding under such indentures by 50 basis points per quarter up to a maximum amount of 200 basis points.

  At August 11, 1997, the Company had borrowing availability of approximately $518 million (net of letters of credit which reduce the amount available to be borrowed) under its revolving credit facilities in addition to its cash and cash equivalents. Of such amount, approximately $65 million is restricted to fund capital expenditures. The weighted average interest rates on outstanding term loan and revolver borrowings under the Credit Agreement for the six months ended June 30, 1997 were 8.8 percent and 8.4 percent, respectively. The weighted average rates do not include the effect of the amortization of deferred debt issuance costs.

Operating activities:

Net cash used by operating activities was $198.8 million for the six months ended June 30, 1997, compared with $164.7 million of cash provided by operating activities for the first half of 1996. The use of cash during the 1997 period primarily resulted from the first half net loss in conjunction with net cash outflows associated with working capital changes. The negative cash flow effects associated with working capital changes for the six months ended June 30, 1997 mainly resulted from a decrease in accounts payable and an increase in accounts receivable due to the timing of payments and collections, partially offset by a decrease in paperstock inventory levels. Working capital changes in the second quarter had a positive cash flow effect of $14.1 million as a reduction in inventories more than offset an increase in accounts receivable.

Financing activities:

In January 1997, the Company filed a $1 billion shelf registration statement ("Shelf Registration Statement") with the Securities and Exchange Commission providing for the issuance of equity and/or debt securities. The Shelf Registration Statement was declared effective February 5, 1997.

    On May 28, 1997, the Company sold $275 million aggregate principal amount of units consisting of 10-3/4 percent Senior Subordinated Debentures due 2002 and 1-1/2 percent Supplemental Interest Certificates (the "Units Offering") pursuant to the Shelf Registration Statement. The net proceeds from the Units Offering was approximately $269 million. Of the proceeds, $150 million was used to repay the Company's $150 million outstanding principal amount of 10-3/4 percent Senior Subordinated Notes due June 15, 1997 at maturity. The remaining proceeds will be used to fund capital expenditures as incurred.

    On June 12, 1997, the Company sold $14.7 million principal amount of 7.2 percent Industrial Development Revenue Bonds due 2027. The proceeds of the bonds were used in connection with a wastepaper project for the Company's Snowflake, Arizona mill.

    On June 19, 1997, the Company and its bank group further amended and restated its Credit Agreement to, among other things, provide for an additional senior secured loan facility of $300 million (the "E Tranche Facility"), and ease certain financial and other covenant requirements (including the interest coverage and indebtedness ratio requirements). The net proceeds of $295 million from the E Tranche Facility was used to fully repay amounts outstanding under the Company's revolving credit facilities (without a corresponding reduction in commitments) with the remaining proceeds to be used for general corporate purposes.

  On January 27, 1997 the Company announced that it would not declare a cash dividend on its Common Stock. Cash dividends on Common Stock cannot be declared and paid until the Company fully satisfies all accumulated preferred stock dividends in arrears and there is an available dividend pool under the Senior Subordinated Indenture and under the Credit Agreement.

  On February 17, 1997, the Company paid a cash dividend of $0.4375 per share on its Series E Cumulative Convertible Exchangeable Preferred Stock ("Series E Cumulative Preferred Stock"). The Company's Credit Agreement, Senior Note Indentures and Senior Subordinated Indenture dated March 15, 1992 (the "Senior Subordinated Indenture") contain provisions restricting payments of dividends on the Company's capital stock. Due to these restrictive provisions, the Company will not be permitted to declare or pay future dividends on the Series E Cumulative Preferred Stock until the Company generates income or issues capital stock to replenish the dividend pool under various of its debt instruments and total stockholders' equity equals or exceeds $750 million. At June 30, 1997, the dividend pool under the Senior Subordinated Indenture (which contains the most restrictive provisions) had a deficit of approximately $134 million. In the event the Company has six quarterly dividends which remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment.

Investing activities:

Capital expenditures for the six months ended June 30, 1997 totalled
$58  million.

  On April 4, 1997, the Company's 90 percent owned subsidiary, Stone Venepal (Celgar) Pulp. Inc. ("SVCPI") acquired the remaining 50 percent interest in the Celgar pulp mill (the "Celgar Mill") in Castlegar, British Columbia from CITIC B.C., Inc. ("CITIC") in exchange for the portion of the Celgar Mill's indebtedness owed by CITIC.

    On June 26, 1997, the Company sold half of its ownership in SVCPI to Celgar Investments, Inc., a 49 percent owned affiliate of the Company. Following the sale, the Company retains a 45 percent direct voting interest in the stock of SVCPI and accordingly is accounting for its investment under the equity method. All of SVCPI's indebtedness has been removed from the Company's consolidated balance sheet.

Outlook:

The Company's liquidity and financial flexibility has been adversely affected by the net losses and insufficient operating cash flows generated in 1996 and in the first half of 1997. However, the completion of several financings approximating $600 million during the second quarter enhanced the Company's liquidity and financial flexibility. The Company is contemplating additional financings which include an $85 million mortgage financing on certain of the Company's real estate and a financing in Germany totalling DM 170 million (approximately US $90 million). It is expected that the Company will continue to incur losses unless prices for the Company's products substantially improves.

  The Company is highly leveraged and as a result, incurs substantial ongoing interest expense (approximately $450 million annually based upon current outstanding indebtedness). As of June 30, 1997, the Company has debt amortizations of $9.6 million remaining in 1997, $409.3 million in 1998, $328.4 million in 1999 (assuming no amounts are drawn on the Company's revolving credit facilities) and $458.3 million in 2000. In the event that operating cash flows and borrowing availability under its revolving credit facilities or from other financing sources do not provide sufficient liquidity for the Company to meet its obligations, including its debt service requirements, the Company will either seek to refinance significant portions of its indebtedness or sell or otherwise monetize certain of its assets. The Company's financial flexibility and ability to incur additional indebtedness and, in certain cases, refinance outstanding indebtedness is limited or restricted under the provisions of the Credit Agreement, the Senior Note Indentures and certain of its other financial obligations. Without additional financing or an improvement in operating results, the Company may be required to pursue other alternatives to improve liquidity, including cost reductions, sales or monetization of assets, deferral of certain discretionary capital expenditures and/or obtaining additional sources of funds, if available. No assurance can be given that such measures, if required, would generate the liquidity required by the Company to operate its business and service it debt obligations.






                        PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The Company held its Annual Meeting of Stockholders on May
    13, 1997.

(c) The following matters were voted upon at the Annual Meeting of Stockholders:

1. The election of the nominees for Directors who will serve for a term to expire at the next succeeding Annual Meeting of Stockholders was voted on by the stockholders. The nominees, all of whom were elected, are set forth below. The inspectors of election certified the following vote tabulations:

                             FOR      WITHHELD      NON-VOTES
William F. Aldinger     79,878,804    1,204,820        0
Dionisio Garza          79,863,997    1,219,627        0
Richard A. Giesen       79,868,200    1,215,424        0
James J. Glasser        79,836,843    1,246,781        0
Jack M. Greenberg       79,866,860    1,216,764        0
John D. Nichols         79,856,839    1,226,785        0
Jerry K. Pearlman       79,877,637    1,205,987        0
Richard J. Raskin       79,848,448    1,235,176        0
Phillip B. Rooney       79,841,676    1,241,948        0
Alan Stone              79,787,012    1,296,612        0
Ira N. Stone            79,798,590    1,285,034        0
James H. Stone          79,802,565    1,281,059        0
Roger W. Stone          79,801,205    1,282,419        0


2. A shareholder proposal concerning the discontinuance of all options, rights and SAR's for officers and directors was rejected by the stockholders. The inspectors of election certified the following vote tabulations:

      FOR             AGAINST         ABSTAIN         NON-VOTES
   4,303,261         57,426,991      1,568,382       17,784,990







Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   11    Computation of Primary and Fully Diluted Net Income
         (Loss) Per Common Share.

   27    Financial Data Schedule for the six months ended June
         30, 1997.


(b)   Reports on Form 8-K

     1.A Report on Form 8-K dated April 28, 1997 was filed under
       Item 5 - Other Events and Item 7 - Exhibits.

     2.A Report on Form 8-K dated May 13, 1997 was filed under
       Item 5 - Other Events and Item 7 - Exhibits.

     3.A Report on Form 8-K dated May 28, 1997 was filed under
       Item 7 - Exhibits.


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


Date:  August 14, 1997


