Form 10-Q
period 1997-09-30
STONE CONTAINER CORP
filed 1997-11-14
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly period ended September 30, 1997

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from _____________ to __________.

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

Number of common shares outstanding as of November 10, 1997:
99,334,786



                        PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                STONE CONTAINER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                            September 30,   December 31,
(in millions)                                       1997*          1996
Assets
Current assets:
Cash and cash equivalents.................  $      214.8    $     112.6
Accounts and notes receivable (less
 allowances of $25.2 and $24.3)...........         606.4          572.8
Inventories...............................         706.4          741.6
Other.....................................         108.8          134.2
          Total current assets............       1,636.4        1,561.2
Property, plant and equipment.............       4,873.5        4,939.1
Accumulated depreciation and amortization.      (2,443.8)      (2,305.4)
       Property, plant and equipment--net.       2,429.7        2,633.7
Timberlands...............................          49.7           34.6
Goodwill..................................         447.0          485.4
Investment in non-consolidated affiliates.         922.6        1,198.2
Other.....................................         474.5          440.7
Total assets..............................  $    5,959.9    $   6,353.8

Liabilities and stockholders' equity
Current liabilities:
Accounts payable..........................  $      289.5    $     363.8
Current maturities of senior and
  subordinated long-term debt.............         173.3          186.7
Notes payable and current maturities of
  non-recourse debt of consolidated
  affiliates..............................           2.0           21.9
Income taxes..............................          27.1           15.1
Accrued and other current liabilities.....         345.8          301.7
          Total current liabilities.......         837.7          889.2
Senior long-term debt.....................       3,460.5        3,269.6
Subordinated debt.........................         697.5          422.3
Non-recourse debt of consolidated
  affiliates..............................            .7          259.2
Other long-term liabilities...............         287.8          308.1
Deferred taxes............................         244.7          410.2
Commitments and contingencies.............

Stockholders' equity:
   Series E preferred stock...............         115.0          115.0
   Common stock (99.3 and 99.3 shares
     outstanding).........................         966.4          954.8
   Accumulated deficit....................        (412.3)         (94.2)
   Foreign currency translation adjustment        (237.5)        (178.8)
   Unamortized expense of restricted stock
     plan.................................           (.6)          (1.6)
          Total stockholders' equity......         431.0          795.2
Total liabilities and stockholders' equity  $    5,959.9    $   6,353.8


*Unaudited; subject to year-end audit
The accompanying notes are an integral part of these statements.




                STONE CONTAINER CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                 AND RETAINED EARNINGS (ACCUMULATED DEFICIT)



                             Three months ended     Nine months ended
                                September 30,           September 30,
(in millions except
  per share)                      1997       1996       1997       1996
Net sales................... $ 1,182.8  $ 1,295.1  $ 3,563.9  $ 3,898.9
Cost of products sold.......     998.3    1,037.1    3,001.8    3,022.3
Selling, general and
  administrative expenses...     135.5      148.1      423.1      457.7
Depreciation and
  amortization..............      73.9       78.2      233.5      236.2
Equity (income) loss from
   affiliates...............      16.9      (10.2)      40.1      (57.0)
Other income-net............      (6.6)       (.1)     (10.4)      (8.2)
Income (loss) before interest
  expense, income taxes,
  minority interest and
  extraordinary charges.....     (35.2)      42.0     (124.2)     247.9
Interest expense............    (114.7)    (106.8)    (340.9)    (308.0)
Loss before income taxes,
  minority interest and
  extraordinary charges.....    (149.9)     (64.8)    (465.1)     (60.1)
Credit for income taxes.....      51.3       17.4      162.4       22.1
Minority interest...........       (.1)       (.3)       (.1)       1.5
Loss before extraordinary
  charges...................     (98.7)     (47.7)    (302.8)     (36.5)
Extraordinary charges from
   early extinguishment of
   debt (net of
   income tax benefit)......        --       (3.3)     (13.3)      (3.3)
Net loss....................     (98.7)     (51.0)    (316.1)     (39.8)
Preferred stock dividends...      (2.0)      (2.0)      (6.0)      (6.0)
Net loss applicable to common
  shares.................... $  (100.7) $   (53.0) $  (322.1) $   (45.8)

Retained earnings
  (accumulated deficit),
   beginning of period...... $  (313.6) $    75.3  $   (94.2) $    97.8

Net loss....................      (98.7)    (51.0)    (316.1)     (39.8)
Cash dividends on common and
  preferred stock...........        --      (16.9)      (2.0)     (50.6)
Retained earnings (accumulated
  deficit), end of period... $  (412.3) $     7.4  $  (412.3) $     7.4

Per share of common stock:
Loss before extraordinary
  charges................... $   (1.01) $    (.50) $   (3.11) $    (.43)
Extraordinary charges from
  early extinguishment of
  debt (net of
  income tax benefit).......        --       (.03)      (.13)      (.03)
Net loss.................... $   (1.01) $    (.53) $   (3.24) $    (.46)

Cash dividends.............. $      --  $     .15  $      --  $     .45
Common shares and common
  share equivalents
  outstanding (weighted
  average, in millions).....      99.3       99.2       99.3       99.2


  Unaudited; subject to year-end audit
  The accompanying notes are an integral part of these statements. *Fully diluted amounts and average shares outstanding have not been presented due to anti-dilutive nature.




                STONE CONTAINER CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                    Three months ended   Nine months ended
                                       September 30,        September 30,
 (in millions except per share)         1997      1996       1997      1996
Cash flows from operating activities:
Net loss..........................   $ (98.7)  $ (51.0)  $ (316.1) $ (39.8)
Adjustments to reconcile net loss
 to net cash provided by
 (used in) operating activities:
  Depreciation and amortization...      73.9      78.2      233.5    236.2
  Deferred taxes..................     (61.6)    (21.6)    (182.4)   (45.0)
  Foreign currency transaction
    losses (gains)................        .7      (2.4)       4.3     (1.9)
  Equity (income) loss from
    affiliates....................      16.9     (10.2)      40.1    (57.0)
  Extraordinary charges from early
    extinguishment of debt........        --       3.3       13.3      3.3
  Other--net......................      20.2        .3       62.0     30.3

Changes in current assets and
  liabilities net of adjustments for
  dispositions and acquisitions:
  (Increase) decrease in accounts
  and notes receivable--net.......     (28.7)     32.3      (81.3)   147.8
  (Increase) decrease in
    inventories...................     (12.9)    (12.0)      18.6    (34.1)
  Decrease in other current assets      17.7      16.1       17.9      5.0
  Increase (decrease) in accounts
   payable and other current
   liabilities ...................      80.3      28.0       (.9)    (19.2)
Net cash provided by (used in)
  operating activities............       7.8      61.0    (191.0)    225.6

Cash flows from financing activities:
Payments made on debt.............     (36.3)   (239.7)   (467.4)   (314.7)
Payments by consolidated affiliates
  on non-recourse debt............       (.5)    (11.5)    (13.4)    (17.4)

Borrowings........................     101.7     316.3     905.8     538.0
Non-recourse borrowings of
  consolidated affiliates.........        --        --        .1       1.6
Proceeds from issuance of common
  stock...........................        .1        --        .1        --
Cash dividends....................        --     (16.9)     (2.0)    (50.6)
Net cash provided by financing
  activities......................      65.0      48.2     423.2     156.9

Cash flows from investing activities:
Capital expenditures..............     (35.2)    (56.4)    (93.2)   (158.7)
Proceeds from sales of assets.....       2.4      32.6       5.5      40.6
Purchase of securities of a
  non-consolidated affiliate......        --        --        --     (39.6)
Investments in and advances to
   affiliates, net................      (5.4)       --     (14.3)    (43.4)
Other--net........................       1.8      (3.9)    (25.3)    (10.5)
Net cash used in investing
  activities......................     (36.4)    (27.7)   (127.3)   (211.6)

Effect of exchange rate changes
  on cash.........................       (.3)       .1      (2.7)     (1.5)
Net increase in cash and cash
  equivalents.....................      36.1      81.6     102.2     169.4
Cash and cash equivalents,
  beginning of period.............     178.7     128.1     112.6      40.3
Cash and cash equivalents,
  end of period...................  $  214.8  $  209.7  $  214.8  $  209.7

See Note 6 regarding supplemental cash flow information.
Unaudited; subject to year-end audit
The accompanying notes are an integral part of these statements.




              STONE CONTAINER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's financial position as of September 30, 1997 and the results of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996.

NOTE 2:  Acquisition/Disposition

On April 4, 1997, the Company's 90 percent owned subsidiary, Stone Venepal (Celgar) Pulp. Inc. ("SVCPI") acquired the remaining 50 percent interest in the Celgar pulp mill (the "Celgar Mill") in Castlegar, British Columbia from CITIC B.C., Inc. ("CITIC"), an indirect subsidiary of China International Trust Investment Corporation of Bejing, People's Republic of China, in exchange for the portion of the Celgar Mill's indebtedness owed
by CITIC.  Such indebtedness is non-recourse to the Company.   (See Note 6)

    On June 26, 1997, the Company sold half of its ownership in SVCPI to Celgar Investments, Inc., a 49 percent owned affiliate of the Company. Following the sale, the Company retained a 45 percent direct voting interest in the stock of SVCPI and accordingly is accounting for its investment under the equity method. All of SVCPI's indebtedness has been removed from the Company's consolidated balance sheet. (See Note 6)

NOTE 3:  Merger Of Significant Subsidiary

On May 30, 1997, Stone-Consolidated Corporation ("Stone-Consolidated"), a non-consolidated affiliate of the Company, and Abitibi-Price Inc. merged to form Abitibi-Consolidated Inc. ("Abitibi-Consolidated"), one of the world's leading manufacturers and marketers of publication papers. The Company owns approximately 25.2 percent of the common stock of Abitibi-Consolidated. As a result of the merger, the Company reported a non-cash extraordinary charge of $13.3 million, net of tax, representing its share of a loss from the early extinguishment of debt incurred by Abitibi-Consolidated.

NOTE 4:  Financing Activities

On May 28, 1997, the Company sold $275 million aggregate principal amount of units consisting of 10-3/4 percent Senior Subordinated Debentures due 2002 and 1-1/2 percent Supplemental Interest Certificates (the "Units Offering"). The net proceeds from the Units Offering was approximately $269 million. Of the proceeds, $150 million was used to repay the Company's $150 million outstanding principal amount of 10-3/4 percent Senior Subordinated Notes due June 15, 1997 at maturity. The remaining proceeds are being used to fund capital expenditures as incurred.

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

    On August 29, 1997, the Company completed an $83.3 million box plant mortgage financing having a final maturity date of August 29, 2007 and an interest rate of 8.45 percent. The net proceeds were used for general corporate purposes.



NOTE 5:  Inventories

Inventories are summarized as follows:

                                      September 30,  December 31,
(in millions)                                 1997          1996
Raw materials and supplies.........         $262.2   $     255.3
Paperstock.........................          328.3         378.1
Work in process....................           23.0          19.5
Finished products..................          109.5         105.1
                                             723.0         758.0
Excess of current cost over LIFO
 inventory value...................          (16.6)        (16.4)
Total inventories..................         $706.4   $     741.6

NOTE 6:  Additional Cash Flow Statement Information

 The Company's non-cash investing and financing activities and cash payments (receipts) for interest and income taxes were as follows:


                                  Three months ended   Nine months ended
                                     September 30,         September 30,
(in millions)                          1997     1996       1997       1996
Decrease in debt due to
 deconsolidation of affiliate....  $     --   $   --   $  538.0 (1) $   --
Increase in debt due to
  consolidation of affiliate.....        --       --      264.9 (2)    5.0
Capital lease obligation incurred        --       --         .9         --
Notes receivable received as
  partial consideration to
  to extinguish debt.............        --     27.8         --       27.8

Cash paid during the periods for:
 Interest (net of capitalization)  $   99.6   $ 91.5   $  310.5     $285.8
 Income taxes (net of refunds)...    (27.0)      6.5      (28.6)      18.6

(1) Decrease due to the sale of a portion of the Company's interest in SVCPI on June 26, 1997. Such amount includes the $264.9 million of debt assumed from CITIC as discussed in (2) below.

(2) Increase due to the acquisition of CITIC's interest in the Celgar Mill on April 4, 1997.


NOTE 7:  Liquidity Matters

Due to industry conditions, principally depressed product pricing, and also as a result of the significant interest costs attributable to the Company's highly leveraged capital structure, the Company incurred significant losses and generated insufficient operating cash flows in 1996 and for the first nine months of 1997.

  During the first nine months of 1997 the Company completed several financings which improved its liquidity and financial flexibility including the Units Offering, the E Tranche Facility, a tax exempt financing, and an $83.3 million box plant mortgage financing (see Note 4). The Company recently announced its intent to sell and/or monetize certain of its assets (see Management's Discussion and Analysis - "Outlook" section). The Company will be required in the future to generate sufficient cash flows to fully meet its significant debt service requirements. At September 30, 1997, the Company had debt amortizations of approximately $6.6 million for the remainder of 1997, $413.8 million in 1998, $333.5 million in 1999 (assuming no amounts are outstanding under the Company's revolving credit facilities) and $463.6 million in 2000. In the event that operating cash flows, borrowing availability under its revolving credit facilities or from other financing sources, and proceeds that may be received from asset sales and/or monetizations currently being contemplated, do not provide sufficient liquidity for the Company to meet its obligations, including its debt service requirements, the Company will either seek to refinance significant portions of its indebtedness or sell or otherwise monetize certain other assets. The Company's financial flexibility and ability to incur additional indebtedness and, in certain cases, refinance outstanding indebtedness is limited or restricted under the provisions of the Company's bank credit agreement (the "Credit Agreement"), the senior note indentures ("the Senior Note Indentures") and certain of its other financial obligations. Without additional financing or an improvement in operating results, the Company may be required to pursue other alternatives to improve liquidity, including cost reductions, sales or monetizations of assets, deferral of certain discretionary capital expenditures and/or obtaining additional sources of funds, if available. No assurance can be given that such measures, if required, would generate the liquidity required by the Company to operate its business and service its debt obligations.

  At November 10, 1997, the Company had borrowing availability of approximately $509.5 million under its revolving credit facilities in addition to its cash and cash equivalents. Of such amount, approximately $29.6 million is restricted to fund capital expenditures.

  See also Management's Discussion and Analysis - "Financial Condition and Liquidity".




                 STONE CONTAINER CORPORATION AND SUBSIDIARIES

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Provided below is certain financial data for the three and nine months ended September 30, 1997 and 1996.


                            Three months ended    Nine months ended
                                September 30,        September 30,
                                 1997      1996      1997      1996
Net sales..................  $1,182.8  $1,295.1  $3,563.9  $3,898.9
Depreciation and
  amortization.............      73.9      78.2     233.5     236.2
Interest expense...........     114.7     106.8     340.9     308.0
Loss before income taxes,
 minority interest and
 extraordinary charges.....     149.9      64.8     465.1      60.1
Net loss.................     $98.7     $51.0    $316.1     $39.8


The net loss for the 1997 third quarter was $98.7 million, or $1.01 per share of common stock, compared with the net loss for the 1996 third quarter of $51.0 millon, or $.53 per share of common stock. The 1997 third quarter loss was adversely impacted by approximately $2 million, or $.02 per common share, as a result of certain non-recurring charges incurred by Abitibi-Consolidated in connection with the merger of Stone-Consolidated with Abitibi-Price consummated earlier this year (the "Merger"). The net loss for the 1996 third quarter included an extraordinary charge from the early extinguishment of debt of $3.3 million, or $.03 per share of common stock.

  For the nine months ended September 30, 1997, the Company recorded a loss before extraordinary charges of $302.8 million, or $3.11 per share of common stock. The net loss for the nine months ended September 30, 1997 includes a non-cash extraordinary charge of $13.3 million, or $.13 per common share, representing the Company's share of a loss from the early extinguishment of debt incurred by Abitibi-Consolidated in connection with the Merger. After the extraordinary charge, the Company incurred a net loss of $316.1 million, or $3.24 per share of common stock, for the nine months ended September 30, 1997. The Company's results were also adversely impacted by approximately $4 million, or $.04 per common share, as a result of certain merger related non-recurring charges incurred by Abitibi-Consolidated.

  For the nine months ended September 30, 1996, the Company incurred a loss before extraordinary charges of $36.5 million, or $.43 per share of common stock. After extraordinary charges of $3.3 million related to the early extinguishment of debt, the Company incurred a net loss of $39.8 million, or $.46 per share of common stock, for the nine months ended September 30, 1996.

  Net sales for the three and nine month periods ended September 30, 1997 decreased $112.3 million and $335.0 million, respectively, from the comparable prior year periods. Net sales for the three months and nine months ended September 30, 1996 included sales of Stone Venepal (Celgar) Pulp Inc. ("SVCPI") which, effective June 26, 1997, became a non-consolidated affiliate of the Company (see Note 2) and also included sales of retail bags which as of July 13, 1996 are reported as part of S&G Packaging Company, L.L.C. ("S&G"), another non-consolidated affiliate.
Such sales aggregated $35.9 million and $168.8 million, respectively, for the three months and nine months ended September 30, 1996. SVCPI had sales of $62.3 million from January 1, 1997 through June 26, 1997. Excluding the effect of SVCPI and S&G, sales for the third quarter and first nine months of 1997 decreased approximately $76.4 million and $228.5 million, respectively, from the comparable prior year periods.

  The decrease in sales and increase in net loss for the third quarter and first nine months of 1997 from prior year periods primarily resulted from lower average selling prices for most of the Company's products.

  Shipments of corrugated containers, including the Company's proportionate share of the shipments by its foreign affiliates, were 14.3 billion square feet for the third quarter of 1997 compared with 13.7 billion square feet for the third quarter of 1996. For the first nine months of 1997, the Company shipped 41.4 billion square feet of corrugated containers, compared with 40.2 billion square feet shipped during the first nine months of 1996. Shipments of paper bags and sacks, including the Company's proportionate share of the shipments of S&G, were 134 thousand tons and 382 thousand tons for the three and nine months ended September 30, 1997, respectively, compared with 133 thousand tons and 411 thousands tons during the same 1996 periods.

  Production of containerboard and kraft paper for the three and nine months ended September 30, 1997, was 1.35 million tons and 3.94 million tons, respectively, compared with 1.39 million tons and 3.69 million tons produced during the comparable 1996 periods.

Financial Condition and Liquidity

The Company's working capital ratio was 2.0 to 1 at September 30, 1997 and
1.8 to 1 at December 31, 1996. The Company's long-term debt to total capitalization ratio was 86.0 percent at September 30, 1997 and 76.6 percent at December 31, 1996. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of certain consolidated affiliates which is non-recourse to the Company), deferred income taxes, minority interest and stockholders' equity.

  The Company's primary capital requirements consist of debt service and capital expenditures, including capital investment for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. The Company is highly leveraged, and while highly leveraged, will continue to incur substantial interest expense in the future. (See "Outlook")

  The Company's bank Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios.

  The Company's various Senior Note Indentures (under which approximately $2.0 billion of debt is outstanding) state that if the Company does not maintain a minimum Subordinated Capital Base (as defined) of $1 billion for any two successive quarters, then the Company will be required to semi-annually offer to purchase 10 percent of such outstanding indebtedness at par until the minimum Subordinated Capital Base is again attained. In the event that borrowings under the Company's Credit Agreement exceed amounts outstanding under the Senior Note Indentures, and do not permit the offer to repurchase, then the Company will be required to increase the interest rates on the notes outstanding under the Senior Note Indentures by 50 basis points per quarter up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained. The Company's Subordinated Capital Base was $951.3 million at September 30, 1997 and is expected to remain below the required level at December 31, 1997 unless a transaction is consummated which would increase the Subordinated Capital Base to at least $1 billion. The Company's various senior subordinated indentures (under which approximately $593.8 million of debt was outstanding at September 30,
1997) state that if the Company does not maintain $500 million of Net Worth for any two successive quarters, the Company will be required to increase the interest rate on indebtedness outstanding under such indentures by 50 basis points per quarter up to a maximum amount of 200 basis points. The Company's Net Worth was $431.0 million at September 30, 1997 and is expected to remain below the required level at December 31, 1997 unless a transaction is consummated which will result in an increase in the net worth of the Company to at least $500 million. There can be no assurance that the Company will consummate a transaction that will increase the Subordinated Capital Base or Net Worth to or above the minimum requirements or that the Company can achieve or maintain the minimum Subordinated Capital Base or required Net Worth in the future.

  At November 10, 1997, the Company had borrowing availability of approximately $509.5 million (net of letters of credit which reduce the amount available to be borrowed) under its revolving credit facilities in addition to its cash and cash equivalents. Of such amount, approximately $29.6 million is restricted to fund capital expenditures. The weighted average interest rates on outstanding term loan and revolver borrowings under the Credit Agreement for the nine months ended September 30, 1997 were 8.9 percent and 8.4 percent, respectively. The weighted average rates do not include the effect of the amortization of deferred debt issuance costs.

Operating activities:

Net cash used by operating activities was $191.0 million for the nine months ended September 30, 1997, compared with $225.6 million of cash provided by operating activities for the comparable period of 1996. The use of cash during the 1997 period primarily resulted from the net loss and net cash outflows associated with working capital changes. The negative cash flow effects associated with working capital changes for the nine months ended September 30, 1997 mainly resulted from an increase in accounts receivable due to the timing of collections, partially offset by a decrease in paperstock inventory levels.

Financing activities:

In January 1997, the Company filed a $1 billion shelf registration statement ("Shelf Registration Statement") with the Securities and Exchange Commission providing for the issuance of equity and/or debt securities.
The Shelf Registration Statement was declared effective February 5, 1997.

    On May 28, 1997, the Company sold $275 million aggregate principal amount of units consisting of 10-3/4 percent Senior Subordinated Debentures due 2002 and 1-1/2 percent Supplemental Interest Certificates (the "Units Offering") pursuant to the Shelf Registration Statement. The net proceeds from the Units Offering was approximately $269 million. Of the proceeds, $150 million was used to repay the Company's $150 million outstanding principal amount of 10-3/4 percent Senior Subordinated Notes due June 15, 1997 at maturity. The remaining proceeds are being used to fund capital expenditures as incurred.

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

    On August 29, 1997, the Company completed an $83.3 million box plant mortgage financing having a final maturity date of August 29, 2007 and an interest rate of 8.45 percent. The net proceeds were used for general corporate purposes.

  On January 27, 1997 the Company announced that it would not declare a cash dividend on its Common Stock. Cash dividends on Common Stock cannot be declared and paid until the Company fully satisfies all accumulated preferred stock dividends in arrears and there is an available dividend pool under the Senior Subordinated Indenture dated March 15, 1992 (the "Senior Subordinated Indenture"), the Senior Note Indentures and the Credit Agreement.

  On February 17, 1997, the Company paid a cash dividend of $0.4375 per share on its Series E Cumulative Convertible Exchangeable Preferred Stock ("Series E Cumulative Preferred Stock"). The Company's Credit Agreement, Senior Note Indentures and Senior Subordinated Indenture contain provisions restricting payments of dividends on the Company's capital stock. Due to these restrictive provisions, the Company cannot declare or pay future dividends on the Series E Cumulative Preferred Stock until the Company generates income or issues capital stock to replenish the dividend pool under various of its debt instruments and total stockholders' equity equals or exceeds $750 million. At September 30, 1997, the dividend pool under the Senior Subordinated Indenture (which contains the most restrictive provisions) had a deficit of approximately $207.5 million. In the event six quarterly dividends remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment.

Investing activities:

Capital expenditures for the nine months ended September 30, 1997 totalled $93.2 million.

  On April 4, 1997, the Company's 90 percent owned subsidiary, SVCPI acquired the remaining 50 percent interest in the Celgar pulp mill (the "Celgar Mill") in Castlegar, British Columbia from CITIC B.C., Inc. ("CITIC") in exchange for the portion of the Celgar Mill's indebtedness owed by CITIC.

    On June 26, 1997, the Company sold half of its ownership in SVCPI to Celgar Investments, Inc., a 49 percent owned affiliate of the Company. Following the sale, the Company retained a 45 percent direct voting interest in the stock of SVCPI and accordingly is accounting for its investment under the equity method. All of SVCPI's indebtedness has been removed from the Company's consolidated balance sheet.

Outlook:

The Company's liquidity and financial flexibility has been adversely affected by the net losses and insufficient operating cash flows generated in 1996 and in the first nine months of 1997. It is expected that the Company will continue to incur losses unless prices for the Company's products substantially improve. However, the completion of several financings providing net proceeds in excess of $650 million during 1997 improved the Company's liquidity and financial flexibility.

  Recently, the Company announced its intent to, among other things, sell its ownership interest in Stone-Canada which at the time of sale would include its 25.2 percent ownership interest in Abitibi-Consolidated, its 50 percent interest in MacMillan-Bathurst and its wholly owned pulp mill located at Portage-du-Fort, Quebec. If completed, this transaction would provide a significant amount of cash to the Company which would be used to repay debt. Additionally, the Company announced its intent to also sell or monetize certain other of its assets (including its remaining pulp operations) with any proceeds received therefrom to be applied towards debt reduction. While the Company currently believes that these sales and/or monetizations will be consummated, no assurance can be given that such asset sales or monetizations will be completed.

  The Company is highly leveraged and as a result, incurs substantial ongoing interest expense (approximately $460 million annually based upon current outstanding indebtedness). At September 30, 1997, the Company had debt amortizations of $6.6 million for the remainder of 1997, $413.8 million in 1998, $333.5 million in 1999 (assuming no amounts are outstanding under the Company's revolving credit facilities) and $463.6 million in 2000. In the event that operating cash flows, borrowing availability under its revolving credit facilities or from other financing sources, and proceeds that may be received from the potential asset sales and/or monetizations discussed above, do not provide sufficient liquidity for the Company to meet its obligations, including its debt service requirements, the Company will either seek to refinance significant portions of its indebtedness or sell or otherwise monetize certain other assets. The Company's financial flexibility and ability to incur additional indebtedness and, in certain cases, refinance outstanding indebtedness is limited or restricted under the provisions of the Credit Agreement, the Senior Note Indentures and certain of its other financial obligations. Without additional financing, an improvement in operating results or if the currently contemplated asset sales and/or monetizations are not completed, the Company may be required to pursue other alternatives to improve liquidity, including cost reductions, sales or monetization of assets, deferral of certain discretionary capital expenditures and/or obtaining additional sources of funds, if available. No assurance can be given that such measures, if required, would generate the liquidity required by the Company to operate its business and service its debt obligations.

                       PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

4.1 Amended and Restated Credit Agreement dated as of June 19, 1997 between Stone Container Corporation with the financial parties signatory thereto and Bankers Trust Company, as agent.

4.2  By-laws of Company, as amended March 27, 1997.

 11  Computation of Primary and Fully Diluted Net Loss Per Common Share.

 27  Financial Data Schedule for the nine months ended September 30, 1997.

(b) Reports on Form 8-K

A Report on Form 8-K dated October 27, 1997 was filed under Item 5
 - Other Events.


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

Date:  November 13, 1997