Form 10-K
period 1997-12-31
STONE CONTAINER CORP
filed 1998-03-31
CIK 94610

                           FORWARD LOOKING STATEMENTS

    This report made by Stone Container Corporation (the "Registrant") contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, Item 3--Legal Proceedings and Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations. Although the Registrant believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this report, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond the Company's control, include: the impact of general economic conditions in the U.S. and Canada and in other countries in which the Company and its subsidiaries currently do business (including in Asia, Europe, and Latin and South America); industry conditions, including competition and product and raw material prices; fluctuations in exchange rates and currency values; capital expenditure requirements; legislative or regulatory requirements, particularly concerning environmental matters; interest rates; access to capital markets; the negotiation and execution of definitive agreements with respect to announced asset sale or monetization transactions and the final valuations thereof, and obtaining required approvals of debt holders. The Company's actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on the results of operations and financial condition of the Registrant.

                                     PART I

ITEM 1.  BUSINESS

                      (a)  GENERAL DEVELOPMENT OF BUSINESS

    The information relating to the general development of the Registrant's business for the year ended December 31, 1997, is incorporated herein by reference to Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included in this report, under the section entitled "Financial Condition and Liquidity," pages 14-18, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 3--Acquisition/Disposition," page 36, "Note 15--Related Party Transactions," pages 48-49, and "Note 18--Segment and Geographic Information," pages 51-52.

    Except where the context clearly indicates otherwise, the terms "Registrant" and "Company" as hereinafter used refer to Stone Container Corporation together with its consolidated subsidiaries.

               (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Effective with the November 1, 1995 amalgamation of Stone-Consolidated Corporation with Rainy River Forest Products Inc. discussed in Note 2 of the Consolidated Financial Statements included in this report, the Registrant began reporting Stone-Consolidated as a non-consolidated affiliate in accordance with the equity method of accounting. As a result of this de-consolidation of Stone-Consolidated and the integrated nature of the Registrant's principal consolidated operations, the Registrant now operates in a single business--the production and sale of commodity pulp, paper and packaging products. Accordingly, effective in 1996, business segment reporting is no longer applicable. Financial information relating to the Registrant's historical industry segments, for the year ended December 31, 1995 is incorporated herein by reference to the Financial Statements included in this report, under Notes to the Consolidated Financial Statements, "Note 18--Segment and Geographic Information," pages 51-52.

                     (c)  NARRATIVE DESCRIPTION OF BUSINESS

    Descriptive information relating to the Registrant's principal products, markets and industry ranking is outlined in the table entitled "Profile" on page 2 of this report and is also incorporated herein by reference to the MD&A, included in this report, under the sections entitled "Results of Operations," pages 12-14, "Investing Activities," page 17 , and "Environmental Issues," pages 17-18, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 3--Acquisition/Disposition," page 36, and "Note 18--Segment and Geographic Information," pages 51-52.

                                    PROFILE

KEY PRODUCTS              Markets                                             Industry Position
CONTAINERBOARD AND        A broad range of manufacturers of consumable and    Industry leader
CORRUGATED CONTAINERS     durable goods and other manufacturers of
                          corrugated containers.

KRAFT PAPER AND BAGS AND  Industrial and consumer bags sold to the food,      Industry leader
SACKS*                    agricultural chemical and cement industries, among
                          others. Retail bags and sacks sold to supermarket
                          chains and other retailers of consumable products.

BOXBOARD, FOLDING         Manufacturers of consumable goods, especially       A major position in Europe (FCP Group); a
CARTONS AND OTHER         food, beverage and tobacco products, and other box  nominal position in North America manufacturers.

PUBLICATION PAPERS        Newspaper publishers, commercial printers, and      Industry leader, through its
                          producers of advertising materials, magazines,      non-consolidated affiliate,
                          directories and computer papers.                    Abitibi-Consolidated Inc.

MARKET PULP               Manufacturers of paper products, including fine     A major position
                          papers, photographic papers, tissue and newsprint.

                    1997 PRODUCTION AND SHIPMENT STATISTICS

MILL PRODUCTION* (thousands of short tons)
  Containerboard................................................................................      4,935
  Kraft Paper...................................................................................        436
  Market Pulp...................................................................................      1,127
  Publication Papers............................................................................      1,378
  Boxboard and Other............................................................................         80
                                                                                                  ---------
    Total.......................................................................................      7,956
                                                                                                  ---------
                                                                                                  ---------

CONTAINERBOARD AND KRAFT PAPER CONVERTED* (thousands of short tons).............................      4,478

WASTEPAPER RECOVERED AND RECYCLED (thousands of short tons).....................................      3,373

CONVERTED PRODUCT SHIPMENTS*
  Corrugated Containers (billions of square feet)...............................................       55.7
  Paper Bags and Sacks (thousands of short tons)................................................        509
  Folding Cartons (thousands of short tons).....................................................        102
  Flexible Packaging (thousands of short tons)..................................................         15

NUMBER OF MANUFACTURING FACILITIES*
  Paperboard, Paper and Pulp Mills..............................................................         23
  Converting Plants.............................................................................        171
  Sawmills......................................................................................          3
  Packaging Machinery Plants....................................................................          2
  Preprint Plants...............................................................................          2
                                                                                                  ---------
    Total.......................................................................................        201
                                                                                                  ---------
                                                                                                  ---------

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

    The Company purchases or cuts a variety of species of timber from which the Company utilizes wood fiber depending upon the product being manufactured and each mill's geographic location. A decrease in the supply of wood fiber due to conservation regulation has caused, and will likely continue to cause, higher wood fiber costs in some of the regions in which the Company procures wood. In addition, the increase in demand for products manufactured, in whole or in part, from recycled fiber has from time to time caused a tightness in the supply of recycled fiber and at those times a significant increase in the cost of such fiber used in the manufacture of recycled containerboard and related products. The Company's paper and paper packaging products use a large volume of recycled fiber. While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in economic proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

    At December 31, 1997, the Company owned approximately 2 thousand and 137 thousand acres of private fee timberland in the United States and Canada, respectively.

    The Company's business is not dependent upon a single customer or upon a small number of major customers. The loss of any one customer would not have a material adverse effect on the Company.

    Backlogs are not a significant factor in the industry in which the Company operates; most orders placed with the Company are for delivery within 60 days or less.

    The Company expenses research and development expenditures as incurred. Research and development costs were $8 million and $9 million for 1997 and 1996, respectively.

    The Company owns patents, licenses, trademarks and tradenames on products. The loss of any patent, license, trademark or tradename would not have a material adverse effect on the Company's operations.

    As of December 31, 1997, the Registrant had approximately 24,600 employees, of whom approximately 19,900 were employees of U.S. operations and the remainder were employees of foreign operations. Of those in the United States, approximately 13,100 are union employees.

                  (d)  FINANCIAL INFORMATION ABOUT FOREIGN AND
                      DOMESTIC OPERATIONS AND EXPORT SALES

    Financial information relating to the Registrant's foreign and domestic operations and export sales for the year ended December 31, 1997, is incorporated herein by reference to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 18--Segment and Geographic Information," pages 51-52. The Company's results are affected by economic conditions in certain foreign countries and by fluctuations in foreign exchange rates.

ITEM 2.  PROPERTIES

    The Registrant, including its subsidiaries and affiliates, maintains manufacturing facilities and sales offices throughout North America, Europe, Central and South America, Australia and Asia. A listing of such worldwide facilities as of December 31, 1997 is provided on pages 5-6 of this report.

    The approximate annual production capacity of the Company's mills is summarized in the following table:

                                                      DECEMBER 31,
                                                    ----------------
(IN THOUSANDS OF SHORT TONS)                         1997      1996
--------------------------------------------------  ------    ------
United States(1)..................................   6,059     6,041
Canada(2)(3)......................................   2,096     2,174
Europe(3).........................................     534       643
                                                    ------    ------
                                                     8,689     8,858
                                                    ------    ------
                                                    ------    ------

---------

(1) Includes 50 percent of the Florida Coast mill.

(2) Includes 69 percent and 45 percent of the Celgar mill for 1997 and 1996, respectively.

(3) Includes 25.2 percent of Abitibi-Consolidated Inc. for 1997 and 46.6 percent of Stone-Consolidated Corporation for 1996.

    All mills and converting facilities are owned, or partially owned through investments in other companies, by the Registrant, except for 43 converting plants in the United States, which are leased.

    The Registrant owns certain properties that have been mortgaged or otherwise encumbered. These properties include 12 paper mills, 78 corrugated container plants and a pledge of a 51 percent stock interest in the Company's 100 percent owned Canadian subsidiary, Stone Container (Canada), Inc. including those subject to a leasehold mortgage.

    The Registrant's properties and facilities are properly equipped with machinery suitable for their use. Such facilities and related equipment are well maintained and adequate for the Registrant's current operations.

    Additional information relating to the Registrant's properties for the year ended December 31, 1997 is incorporated herein by reference to the Financial Statements, included in this report, under the Notes to the Consolidated Financial Statements, "Note 3--Acquisition/Disposition" page 36, "Note 2--Subsidiary Issuance of Stock/Merger of Significant Subsidiary" pages 35-36, "Note 10--Long-term Debt," pages 42-44, and "Note 12--Long-term Leases," page 45.

WORLDWIDE FACILITIES

----------------------------------------------------------------

UNITED STATES

ALABAMA
Birmingham (corrugated container)

ARIZONA
Eagar (forest products)
Glendale (corrugated container)
*Phoenix (bag)
Snowflake (paperboard/paper/pulp)
Snowflake (paperboard/paper/pulp)
The Apache Railway
 Company

ARKANSAS
Jacksonville (bag)
(Little Rock)
Little Rock (corrugated container)
Rogers (corrugated container)
Bentonville (other)
Packaging Solution
 Center

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

KANSAS
Kansas City (corrugated container)

KENTUCKY
Louisville (corrugated container); (bag)

LOUISIANA
Arcadia (bag)
Hodge (paperboard/paper/pulp)
*Hodge (bag)
New Orleans (corrugated container)

MASSACHUSETTS
Mansfield (corrugated container)
Westfield (corrugated container)

MICHIGAN
*Detroit (corrugated container)
*Flint (corrugated container)
Ontonagon
 (paperboard/paper/pulp)
*Melvindale (corrugated container)
(Detroit)

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

PENNSYLVANIA
Philadelphia (corrugated container, 2)
Williamsport (corrugated container)
York (paperboard/paper/pulp)

SOUTH CAROLINA
Columbia (corrugated container)
Florence (paperboard/paper/pulp)
Fountain Inn (corrugated container)
Orangeburg (forest products)

SOUTH DAKOTA
Sioux Falls (corrugated container)

TENNESSEE
Chattanooga (corrugated container)
Collierville (corrugated container)
(Memphis)
Nashville (corrugated container)

TEXAS
Dallas (corrugated container)
El Paso (corrugated container, 2) (folding carton)
Grand Prairie (corrugated container)
(Dallas)
Houston (corrugated container)
Temple (corrugated container)
Tyler (corrugated container)

UTAH
Salt Lake City (bag)
Salt Lake City (bag)
Bag Packaging Systems

VIRGINIA
Hopewell (paperboard/paper/pulp)
Martinsville (corrugated container)
Richmond (corrugated container, 2)

WASHINGTON
Seattle (corrugated container)

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

PRINCE EDWARD ISLAND
*Summerside (corrugated container)

QUEBEC
New Richmond (paperboard/paper/pulp)
Portage-du-Fort (paperboard/paper/pulp)
*Saint-Laurent (corrugated container)
*Ville Mont-Royal (corrugated container)

SASKATCHEWAN
*Regina (corrugated container)

MEXICO
Mexicali (corrugated container)
Monterrey (corrugated container)
*Monterrey (joint venture office)
Queretaro (corrugated container)

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

HAMBURG
Institute for Package
 and Corporate Design

UNITED KINGDOM
*Chesterfield (folding carton)
Tamworth (corrugated container)
(Birmingham)

NETHERLANDS
Oosterhout/Breda (corrugated container, 2)
*Sneek (folding carton)

BELGIUM
Arlon (corrugated container)
Ghlin (corrugated container)
Groot-Bijaarden (corrugated container)

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

SPAIN
Cordoba (paperboard/paper/pulp); (corrugated container)
Madrid (corrugated container)
Seville (corrugated container)

AUSTRALIA
Melbourne (corrugated container)
Sydney (corrugated container)

-----------------------

ASIA
CHINA
*Beijing (joint venture office)
*Dong Guan (corrugated container)
Hong Kong (other)
Packaging Solution
 Center
*Qingdao (corrugated container)
*Shanghai (corrugated container)

JAPAN
*Tokyo (joint venture office)

TAIWAN
Taipei (other)
Packaging Solution
 Center

CENTRAL AND
SOUTH AMERICA
ARGENTINA
*Bernal (Buenos Aires) (paperboard/paper/pulp); (corrugated container) *Mendoza (corrugated container)

CHILE
*Santiago (corrugated container)

COLOMBIA
*Bogota (corrugated container)

COSTA RICA
Palmar Norte (forest products)
San Jose (forest products)
Administrative Office

PUERTO RICO
*San Juan (corrugated container)

VENEZUELA
*Maracay (other, 2)
*Miranda (other)
*Moron (paperboard/paper/pulp); (bag)
*Puerto Ordaz (joint venture office)
*Valencia (paperboard/paper/pulp); (corrugated container); (bag)

CORPORATE
HEADQUARTERS
Chicago, Illinois

*affiliates

ITEM 3.  LEGAL PROCEEDINGS

    On October 27, 1992, the Florida Department of Environmental Regulation, predecessor to the Department of Environmental Protection ("DEP"), filed a civil complaint in the Fourteenth Judicial Circuit Court of Bay County, Florida against the Company seeking injunctive relief, an unspecified amount of fines and civil penalties, and other relief based on alleged groundwater contamination at the Company's Panama City, Florida pulp and paperboard mill. In addition, the complaint alleges operation of a solid waste facility without a permit and discrepancies in hazardous waste shipping manifests. Because of uncertainties in the interpretation and application of DEP's rules, it is premature to assess the Company's potential liability, if any, in the event of an adverse ruling. At the parties' request, the case has been stayed since September 1993 pending the conclusion of a related administrative proceeding petitioned by the Company in June 1992 following DEP's proposal to deny the Company a permit renewal to continue operating its wastewater pretreatment facility at the mill site. The administrative proceeding has been referred to a hearing officer for an administrative hearing on the consolidated issues of compliance with a prior consent order, denial of the permit renewal, completion of a contamination assessment and denial of a sodium exemption. The consolidated cases are scheduled for hearing in May 1998. The Company intends to vigorously assert its entitlement to the permit renewal and to defend against the groundwater contamination and unpermitted facility allegations.

    On April 20, 1994, Carolina Power & Light ("CP&L") commenced proceedings against the Company before The Federal Energy Regulatory Commission ("FERC") (the "FERC Proceeding") and in the United States District Court for the Eastern District of North Carolina (the "Federal Court Action"). Both proceedings relate to the Company's electric cogeneration facility located at its Florence, South Carolina plant (the "Facility") and the Electric Power Purchase Agreement (the "Agreement") between the Company and CP&L.

    In the FERC Proceeding, CP&L alleged that in August 1991 when the Company elected to switch to a "buy-all/sell-all mode of operation" pursuant to the Agreement, the Facility lost its qualifying facility ("QF") certification under the Public Utility Regulatory Policy Act of 1978 thereby making it a public utility. In the Federal Court Action, CP&L had requested declaratory judgments that (i) sales of electric energy by the Company after August 1991 were subject to a reasonable rate determination by the FERC, and (ii) the Company's failure to maintain the Facility's QF status terminated the Agreement. On September 20, 1994, the United States District Court (the "District Court") stayed the Federal Court Action pending the FERC's decision.

    On February 11, 1998, the FERC entered its order denying CP&L's motion to revoke the Facility's QF status, and the Company may, therefore, continue to sell electric power to CP&L pursuant to the Agreement's buy-all/sell-all option. Subsequent to the FERC's decision CP&L has requested the District Court to dismiss the action with prejudice and in conjunction with the expiration of any rehearing rights with the FERC, the FERC decision will be final and nonappealable.

    On January 22, 1996, the United States of America filed a suit against the Company in the United States District Court for the District of Montana seeking injunctive relief and an unspecified amount in civil penalties based on the alleged failure of the Company to comply with certain provisions of the Clean Air Act ("CAA"), its implementing regulations, and the Montana State Implementation Plan at the Company's Missoula, Montana kraft pulp mill, (the "Missoula Mill"). The complaint specifically alleges that the Company exceeded the 20% opacity limitation for recovery boiler emissions; failed to properly set the span on a recovery boiler continuous emissions monitor; and violated limitations on venting of an air contaminant by improperly venting non-condensible gasses. The statutory penalty for violations of the CAA is $25,000 per day for each day of violation. The Company has engaged in extensive negotiations with EPA and the United States Department of Justice to settle this matter while vigorously contesting the allegations. While it is premature to predict the outcome of this matter at this time, negotiators for the Company and the United States have reached an agreement in principle to settle this case, which currently is expected to include a penalty of $312,000.

    In a related matter, on January 29, 1996 a Complaint was filed in the United States District Court for the District of Montana by the Montana Coalition for Health, Environmental and Economic Rights, Inc.; Cold Mountain, Cold Rivers, Inc. and Native Forest Network, Inc. (collectively "Plaintiffs") alleging numerous violations at the Missoula Mill of the provisions of the CAA, the Federal Water Pollution Control Act and the Emergency Planning and Community Right-to-Know Act. The Complaint, as amended, sought declaratory and injunctive relief together with civil penalties of $25,000 per day for each day of alleged violation. After extensive discussions with Plaintiffs, on March 12, 1998, the Company executed a Consent Decree with Plaintiffs pursuant to which the Company has agreed to (i) the payment of a penalty of $50,000; (ii) the funding of $300,000 over five years for specified projects to be undertaken by the Missoula City-County Air Pollution Control Board, the Missoula Water Quality District Board and the Missoula County Local Emergency Planning Committee; (iii) the payment of $150,000 for specified habitat restoration and creation projects along the Clark Fork River and Basin; (iv) the development and implementation of a Pollution Prevention Program at the Missoula Mill; and (v) undertake specified analyses with respect to alternative bleaching technologies, UCC rejects handling technologies and use of alternative fibers in the production process.

    On September 4, 1997, the Company received a Notice of Violation and a Compliance Order from the EPA alleging noncompliance with air emissions limitations for the smelt dissolving tank at the Company's Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with EPA, the Company has conducted tests and taken measures to ensure continued compliance with applicable emission limits. The Clean Air Act authorizes EPA to assess a penalty of $25,000 per day of each violation, however, no penalties have yet been assessed. If EPA decides to commence an enforcement action to assess penalties in this matter, the Company intends to vigorously contest such action.

    By letter dated November 8, 1994, the Federal Trade Commission (the "FTC") informed the Company that it was conducting a non-public investigation to determine whether containerboard manufacturers may have engaged in unfair methods of competition or unfair acts and practices in violation of Section 5 of the Federal Trade Commission Act (the "Act"). The Company agreed to voluntarily provide certain documents and information requested by the FTC. In November, 1995, after the Company provided all voluntary requests, the FTC authorized the use of compulsory process in connection with its investigation and proceeded to subpoena documents and conduct investigational hearings of current and former employees.

    In early 1997, the staff of the FTC advised the Company that it intended to seek authority to pursue an administrative complaint against the Company alleging violations of Section 5 of the Act, based on the Company's decision to reduce or suspend production at certain of its linerboard mills during 1993, coupled with certain public announcements and alleged discussions.

    Believing the allegations to be without merit and without admitting liability, the Company has entered into a Consent Agreement with the FTC to resolve the matter. The Consent Agreement will become final after FTC approval and a public comment period. In pertinent part, the Consent Agreement requires the Company to cease and desist from "requesting, suggesting, urging or advocating that any manufacturer or seller of linerboard raise, fix, or stabilize prices or price levels ..." and from "entering into, or attempting to enter into ... any agreement ... to fix, raise, establish, maintain or stabilize prices or price levels ...".

    There are no monetary fines, sanctions or damages imposed by the FTC in connection with the Consent Agreement. However, the Company will be required to file certain reports on an annual basis with the FTC to evidence its compliance with the Consent Agreement.

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

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

          (a)  PRINCIPAL MARKET, STOCK PRICE AND DIVIDEND INFORMATION

    Information relating to the principal market, stock price and dividend information for the Registrant's Common and Preferred Stock and related stockholder matters, for the year ended December 31, 1997, is incorporated herein by reference to the MD&A, included in this report, under the sections entitled "Common and Series E Cumulative Preferred Stock--Cash Dividends, Market and Price Range," page 18 and "Financial Condition and Liquidity," pages 14-18, and to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 10--Long-term Debt," pages 42-44, "Note 13--Preferred Stock," page 46, "Note 14--Common Stock," pages 46-48 and "Note 19--Summary of Quarterly Data (unaudited)," page 53.

               (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

    There were approximately 6,052 holders of record of the Registrant's common stock, as of March 26, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

    In addition to the table set forth on pages 10-11 of this report, selected financial data of the Registrant is incorporated herein by reference to the Financial Statements, included in this report, under Notes to the Consolidated Financial Statements, "Note 1--Summary of Significant Accounting Policies," pages 33-35, and "Note 3--Acquisition/Disposition," page 36.

SELECTED FINANCIAL DATA

(DOLLARS IN MILLIONS
 EXCEPT PER SHARE)    1997(b)     1996    1995(b)     1994      1993      1992      1991      1990    1989(c)     1988    1987(c)
--------------------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
SUMMARY OF
 OPERATIONS
Net sales...........  $4,849.1  $5,141.8  $7,351.2  $5,748.7  $5,059.6  $5,520.7  $5,384.3  $5,755.9  $5,329.7  $3,742.5  $3,232.9
Cost of products
 sold...............  4,069.6    4,085.4  5,168.9    4,564.3   4,223.5   4,473.7   4,287.2   4,421.9  3,893.8    2,618.0  2,347.8
Selling, general and
 administrative
 expenses...........    567.0      596.2    608.5      568.2     512.2     543.5     522.8     495.5    474.5      351.1    343.8
Depreciation and
 amortization.......    301.7      314.8    371.8      358.9     346.8     329.2     273.5     257.0    237.1      148.1    138.7
Interest expense....    457.1      413.5    460.3      456.0     426.7     386.1     397.4     421.7    344.7      108.3    131.1
Income (loss) before
 income taxes,
 minority interest,
 extraordinary
 charges and
 cumulative effects
 of accounting
 changes............   (605.1 )   (189.1)   794.7     (163.1)   (463.3)   (224.0)    (12.2)    194.1    481.8      549.7    283.5
(Provision) credit
 for income taxes...    200.8       66.0   (320.9 )     35.5     147.7      59.4     (31.1)    (92.8)  (195.2 )   (207.7)  (122.1 )
Minority interest...      (.1 )       .6    (29.3 )     (1.2)     (3.6)     (5.3)     (5.8)     (5.9)     (.8 )      (.2)     (.1 )
Income (loss) before
 extraordinary
 charges and
 cumulative effects
 of accounting
 changes............   (404.4 )   (122.5)   444.5     (128.8)   (319.2)   (169.9)    (49.1)     95.4    285.8      341.8    161.3
Extraordinary
 charges from early
 extinguishments of
 debt...............    (13.3 )     (3.7)  (189.0 )    (61.6)    --        --        --        --       --         --       --
Cumulative effects
 of accounting
 changes............    --         --       --         (14.2)    (39.5)    (99.5)    --        --       --         --       --
Net income (loss)...   (417.7 )   (126.2)   255.5     (204.6)   (358.7)   (269.4)    (49.1)     95.4    285.8      341.8    161.3
                      --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

PER SHARE OF COMMON
 STOCK (a)
BASIC:
Income (loss) before
 extraordinary
 charges and
 cumulative effects
 of accounting
 changes............    (4.16 )    (1.32)    4.64      (1.60)    (4.59)    (2.49)     (.78)     1.56     4.67       5.59     2.77
Extraordinary
 charges from early
 extinguishments of
 debt...............     (.13 )     (.03)   (2.01 )     (.70)    --        --        --        --       --         --       --
Cumulative effects
 of accounting
 changes............    --         --       --          (.16)     (.56)    (1.40)    --        --       --         --       --
Net income
 (loss)--Basic......    (4.29 )    (1.35)    2.63      (2.46)    (5.15)    (3.89)     (.78)     1.56     4.67       5.59     2.77
DILUTED:
Income (loss) before
 extraordinary
 charges and
 cumulative effects
 of accounting
 changes............    (4.16 )    (1.32)    3.89      (1.60)    (4.59)    (2.49)     (.78)     1.56     4.67       5.58     2.67
Extraordinary
 charges from early
 extinguishments of
 debt...............     (.13 )     (.03)   (1.65 )     (.70)    --        --        --        --       --         --       --
Cumulative effects
 of accounting
 changes............    --         --       --          (.16)     (.56)    (1.40)    --        --       --         --       --
Net income
 (loss)--Diluted....    (4.29 )    (1.35)    2.24      (2.46)    (5.15)    (3.89)     (.78)     1.56     4.67       5.58     2.67
Dividends and
 distributions paid     --           .60      .30      --        --          .35       .71       .71      .70        .35      .25
Common stockholders'
 equity (end of
 year)..............     1.63       6.85     8.98       5.90      6.91     13.91     22.12     24.34    22.50      17.73    12.40
Price range of
 common
 shares--N.Y.S.E.
  High..............    17.81      17.38    24.63      21.13     19.50     32.63     26.00     25.25    36.38      39.50    39.83
  Low...............     9.63      12.13    12.50       9.63      6.38     12.50      9.00      8.13    22.13      20.67    15.33
Average common
 shares outstanding
 (in millions):
  Basic.............     99.3       99.2     93.9       88.2      71.2      71.0      63.2      61.2     61.1       61.1     57.6
  Diluted...........     99.3       99.2    114.7       88.2      71.2      71.0      63.2      61.3     61.2       61.3     60.9
                      --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
FINANCIAL POSITION
 AT END OF YEAR
Current assets......  $1,595.7  $1,561.2  $1,682.9  $1,816.9  $1,753.2  $1,701.8  $1,685.3  $1,586.0  $1,687.0  $  865.7  $ 737.4
Current
 liabilities........  1,089.0      889.2    701.7    1,031.5     943.5     944.8     914.8   1,146.5  1,072.6      408.3    334.9
Working capital.....    506.7      672.0    981.2      785.4     809.7     757.0     770.5     439.5    614.4      457.4    402.5
Property, plant and
 equipment--net.....  2,377.5    2,633.7  2,635.8    3,359.0   3,386.4   3,703.2   3,520.2   3,364.0  2,977.9    1,276.0  1,300.0
Total assets........  5,824.1    6,353.8  6,398.9    7,004.9   6,836.7   7,027.0   6,902.9   6,690.0  6,253.7    2,395.0  2,286.1
Long-term debt......  3,935.5    3,951.1  3,885.1    4,431.9   4,268.4   4,105.1   4,046.4   3,680.5  3,536.9      765.1  1,070.5
Deferred taxes......    216.0      410.2    493.1      381.4     470.6     685.2     263.9     262.7    185.6      140.3    120.4
Redeemable preferred
 stock..............    --         --       --         --         42.3      36.3      31.1      26.6     22.7      --         1.5
Minority interest
 (h)................      1.8        4.3       .7      221.8     234.5        .2       3.8       8.0      9.7         .3       .2
Stockholders'
 equity.............    276.9      795.2  1,005.3      648.1     607.1   1,102.7   1,537.5   1,460.5  1,347.6    1,063.6    740.3
                      --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
ADDITIONAL
 INFORMATION
Paperboard, paper
 and market pulp:
  Produced (thousand
   short tons)
   (d)..............    7,956      7,396    7,980      7,928     7,475     7,517     7,365     7,447    6,772      4,729    4,373
  Converted
   (thousand short
   tons) (d)........    4,478      4,326    4,355      4,477     4,354     4,373     4,228     4,241    3,930      3,344    2,998
Corrugated shipments
 (billion square
 feet) (d)..........     55.7       53.1     53.0      54.10     52.48     51.67     49.18     47.16    41.56      34.47    32.09
Employees (end of
 year-in
 thousands).........     24.6       24.2     25.9       29.1      29.0      31.2      31.8      32.3     32.6       20.7     18.8
Capital
 expenditures.......  $ 136.6   $  250.8  $ 386.5   $  232.6  $  149.7  $  281.4  $  430.1  $  552.0  $ 501.7   $  136.6  $ 105.7
Net cash/funds
 provided by (used
 in) operating
 activities (e).....  $(259.5 ) $  287.6  $ 961.7   $   72.3  $ (129.1) $  120.9  $  247.2  $  468.6  $ 370.9   $  454.1  $ 298.3
Working capital
 ratio..............    1.5/1      1.8/1    2.4/1      1.8/1     1.9/1     1.8/1     1.8/1     1.4/1    1.6/1      2.1/1    2.2/1
Percent long-term
 debt/total
 capitalization
 (f)................    88.8%      76.6%    72.2%      78.0%     75.9%     69.2%     68.8%     67.7%    69.3%      38.9%    55.4%
Return on beginning
 common
 stockholders'
 equity (g).........   (59.5% )   (13.7%)   83.4%     (26.2%)   (32.3%)   (11.1%)    (3.4%)     7.1%    26.9%      46.2%    41.8%
Pretax margin.......   (12.5% )    (3.7%)   10.4%      (2.9%)    (9.2%)    (4.2%)     (.3%)     3.3%     9.0%      14.7%     8.8%
After-tax margin....    (8.6% )    (2.5%)    3.5%      (3.6%)    (7.1%)    (4.9%)     (.9%)     1.7%     5.4%       9.1%     5.0%
                      --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

---------

NOTES TO SELECTED FINANCIAL DATA

(a) Amounts per average common share and average common shares outstanding have been adjusted to reflect the 2 percent stock dividend in 1992, the 3-for-2 stock split in 1988 and the 2-for-1 stock split in 1987. The price range of common shares outstanding has been adjusted only to reflect the previously mentioned stock splits. All prior period earnings per share data presented have been restated to conform with the provisions of SFAS 128.

(b) On November 1, 1995, Stone-Consolidated Corporation ("Stone-Consolidated"), a Canadian subsidiary of the Company, amalgamated its operations with Rainy River Forest Products, Inc. a Toronto-based Canadian pulp and paper company. As a result of the amalgamation, the Company's equity ownership in Stone-Consolidated was reduced from 74.6 percent to 46.6 percent and accordingly, effective November 1, 1995, the Company began reporting Stone-Consolidated as a non-consolidated affiliate in accordance with the equity method of accounting. Furthermore, on May 30, 1997, Stone-Consolidated merged with Abitibi-Price Inc. to form Abitibi-Consolidated Inc. ("Abitibi-Consolidated"). The Company owns approximately 25.2 percent of the common stock of Abitibi-Consolidated.

(c) The Company made major acquisitions in 1989 and 1987.

(d) Includes certain non-consolidated affiliates.

(e) Certain prior year amounts have been restated to conform to current year presentation.

(f) Represents the percentage of long-term debt to the sum of long-term debt, stockholders' equity, redeemable preferred stock, minority interest and deferred taxes.

(g) 1997, 1996, 1995, 1994, 1993 and 1992 return on beginning common stockholders' equity calculated using the income (loss) before extraordinary charges and cumulative effects of accounting changes.

(h) For 1994 and 1993, includes the Company's 25.4 percent minority interest liability in the common shares of Stone-Consolidated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                        ------------------------------------------
                                                                                               ACTUAL               RESTATED
                                                                                        --------------------  --------------------
(IN MILLIONS)                                                                             1997       1996       1995      1995(1)
--------------------------------------------------------------------------------------  ---------  ---------  ---------  ---------
Net sales.............................................................................  $   4,849  $   5,142  $   7,351  $   6,459
Depreciation and amortization.........................................................        302        315        372        315
Interest expense......................................................................        457        414        460        432
Equity income (loss) from affiliates..................................................        (71)        63         20        104
Income (loss) before income taxes, minority interest and extraordinary charges........       (605)     (189)        795        704
Net income (loss).....................................................................  $    (418) $   (126)  $     256  $     256

---------

(1) Effective November 1, 1995, the Company began reporting Stone-Consolidated as a non-consolidated affiliate in accordance with the equity method of accounting. Prior to such date the Company reported Stone-Consolidated as a consolidated subsidiary. See also Note 2 to the Consolidated Financial Statements. The financial data presented has been restated to report, for comparative purposes only, supplemental financial information assuming that the historical financial results of Stone-Consolidated were reported by the Company in accordance with the equity method of accounting effective January 1, 1995.

1997 COMPARED WITH 1996

    In 1997, the Company incurred a loss before extraordinary charges from the early extinguishment of debt of $405 million, or $4.16 per share of common stock. The Company recorded an extraordinary charge of $13 million, net of income tax benefit, or $.13 per common share, representing its share of a loss from the early extinguishment of debt incurred by Stone-Consolidated in connection with the May 30, 1997 merger of Stone-Consolidated with Abitibi-Price Inc. ("the Merger"), resulting in a net loss for 1997 of $418 million, or $4.29 per share of common stock. See also Note 2 of the Consolidated Financial Statements for a discussion of the Merger. In 1996, the Company incurred a loss of $122 million, or $1.32 per share of common stock, before extraordinary charges from the early extinguishments of debt. The Company recorded extraordinary charges from the early extinguishments of debt totaling $4 million, net of income tax benefit, or $.03 per share of common stock, resulting in a net loss for 1996 of $126 million, or $1.35 per share of common stock.

    The significantly higher net loss for 1997 over 1996 resulted primarily from lower operating margins mainly due to a decrease in average selling prices for most of the Company's products. Additionally, the Company's 1997 results were adversely impacted by its share of losses incurred at non-consolidated affiliates, higher interest expense resulting primarily from increased borrowings and by a $10 million increase in foreign currency transaction losses. The Company recorded an income tax benefit of $201 million on a pretax loss of $605 million in 1997 as compared with a 1996 income tax benefit of $66 million on a pretax loss of $189 million. The Company's effective income tax rates for both years reflect the impact of non-deductible amortization of intangibles.

PRODUCT LINE SALES DATA

                                                                     NET SALES
                                                          -------------------------------
                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
(IN MILLIONS)                                               1997       1996       1995
--------------------------------------------------------  ---------  ---------  ---------
Paperboard and corrugated containers....................  $   3,477  $   3,662  $   4,444
Kraft paper and industrial paper bags and sacks.........        627        593        519
Market pulp.............................................        395        330        750
Other...................................................        350        365        363
                                                          ---------  ---------  ---------
  Sub-total.............................................      4,849      4,950      6,076
Net sales of retail bag operations (prior to July 1996
  de-consolidation).....................................     --            120        283
Net sales of wood product operations (prior to October
  1996 sale)............................................     --             72        100
Net sales of Stone-Consolidated.........................     --         --            892
                                                          ---------  ---------  ---------
  Total net sales.......................................  $   4,849  $   5,142  $   7,351
                                                          ---------  ---------  ---------
                                                          ---------  ---------  ---------

    Net sales for 1997 decreased $293 million to $4.85 billion from $5.14 billion in 1996. Included in the Company's 1996 sales are sales contributed from certain wood product operations ($72 million) which were sold in October 1996 and sales from retail bag operations ($120 million) which, in July 1996 were contributed, together with those of Gaylord Container Corporation to form S&G Packaging Company, L.L.C. ("S&G"), a joint venture that the Company reports as a non-consolidated affiliate under the equity method of accounting. On a proforma basis excluding sales generated by the wood product and retail bag operations for 1996, sales for 1997 decreased approximately $101 million or 2 percent from 1996.

    Net sales of paperboard and corrugated containers decreased 5.1 percent from 1996 as significantly lower average selling prices more than offset improved sales volumes. Corrugated container sales volume, including the proportionate share of the Company's non-consolidated affiliates, increased 4.9 percent to
55.7 billion square feet, up from 53.1 billion square feet shipped in 1996.

    Net sales of kraft paper and industrial paper bags and sacks increased 5.7 percent as sales volume increases more than offset decreases in average selling prices. Net sales of industrial paper bags and sacks increased 2 percent over 1996 as increased volume more than offset a slight price decrease.

    Market pulp sales increased 19.7 percent to $395 million in 1997 as a result of increased sales volume and improved selling prices. Despite this improvement, market pulp prices continue to remain at low levels. Effective June 26, 1997, the Company sold half of its interest in Stone Venepal (Celgar) Pulp, Inc. ("SVCPI") and began reporting SVCPI under the equity method of accounting. Excluding SVCPI's sales for 1997 and 1996, respectively, market pulp sales increased 28.1 percent on a proforma basis over the prior year.

    The Company's share of losses from affiliates reported under the equity method of accounting was $71 million in 1997, which represents a $134 million decrease from 1996 earnings from non-consolidated affiliates of $63 million. Approximately $84 million of this decrease was attributable to a decrease in the results of operations of Abitibi-Consolidated which primarily resulted from a substantial decrease in average selling prices for publication papers. The $23 million equity loss from Abitibi-Consolidated for 1997 was also unfavorably impacted by foreign exchange transaction losses (approximately $16 million, net of tax) and by non-recurring merger related restructuring charges (approximately $7 million, net of tax). The Company's equity losses from non-consolidated affiliates for 1997 was also adversely affected by its share of net losses incurred at SVCPI, Florida Coast Paper Company, L.L.C. ("Florida Coast") and S & G, which aggregated approximately $49 million.

1996 COMPARED WITH 1995

    In 1996, the Company incurred a loss before extraordinary charges from the early extinguishments of debt of $122 million, or $1.32 per share of common stock. The Company recorded extraordinary charges from the early extinguishments of debt totaling $4 million, net of income tax benefit, or $.03 per common share resulting in a net loss for 1996 of $126 million, or $1.35 per common share. In 1995, the Company reported income before extraordinary charges from the early extinguishments of debt of $445 million, or $4.64 per common share and $3.89 per common share on a diluted basis. The Company recorded extraordinary charges from the early extinguishments of debt totaling $189 million, net of income tax benefit, or $2.01 per common share and $1.65 per common share on a diluted basis, resulting in net income for 1995 of $256 million, or $2.63 per common share and $2.24 per common share on a diluted basis.

    The net loss for 1996 represented a significant decrease from the net earnings of 1995. This decrease resulted from substantially lower operating margins primarily attributable to significantly lower average selling prices for most of the Company's products. Additionally, the Company's 1996 results included a non-recurring $5 million pretax loss associated with the sale of certain assets and foreign exchange transaction losses of $.5 million as compared with foreign exchange transaction gains of $8 million in 1995. The Company recorded an income tax benefit of $66 million on a pretax loss of $189 million in 1996 as compared with a 1995 income tax provision of $321 million on pretax earnings of $795 million. The Company's effective income tax rates for both years reflect the impact of non-deductible amortization of intangibles.

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

    The decrease in sales for paper bags and sacks was primarily attributable to the de-consolidation of the Company's retail bag packaging operations effective with the previously mentioned July 12, 1996 formation of S&G, a joint venture that the Company reports as a non-consolidated affiliate under the equity method of accounting. Net sales of industrial paper bags and sacks increased 2 percent from 1995 as modest price improvement more than offset a slight volume decrease.

    As previously mentioned, the Company began reporting Stone-Consolidated as a non-consolidated affiliate under the equity method of accounting effective November 1, 1995 (the "SCI de-consolidation"). Largely as a result of this, equity earnings increased to $63 million in 1996 from $20 million in 1995. However, 1996 equity earnings decreased approximately $41 million when compared to equity earnings for 1995 on a restated basis (restated to reflect Stone-Consolidated historical results as those of a non-consolidated affiliate under the equity method of accounting effective January 1, 1995). This decrease was mainly due to reduced operating margins at Stone-Consolidated primarily attributable to lower average selling prices for newsprint and groundwood papers.

    The Company incurred substantial interest expense due to its significant level of indebtedness. Interest expense decreased in 1996 to $414 million from $460 million in 1995. This decrease was partially due to the SCI de-consolidation as interest expense for 1995 included approximately $28 million of Stone-Consolidated's interest expense. The remainder of the decrease primarily reflected the effect of lower average outstanding borrowings in 1996 as compared with 1995.

FINANCIAL CONDITION AND LIQUIDITY

    The Company's working capital ratio was 1.5 to 1 at December 31, 1997 and
1.8 to 1 at December 31, 1996. This decrease was primarily due to the increase in current maturities of the Company's indebtedness. The Company's long-term debt to total capitalization ratio was 88.8 percent at December 31, 1997 and
76.6 percent at December 31, 1996. Capitalization, for purposes of this ratio, includes long-term debt (which includes debt of certain consolidated affiliates which is non-recourse to the Company), deferred income taxes and stockholders' equity.

    On June 19, 1997, the Company and its bank group amended and restated the Company's credit agreement to, among other things, provide for an additional senior secured loan facility of $300 million (the "E Tranche Facility"), and modify certain financial and other covenant requirements (including the interest coverage and indebtedness ratio requirements). Subsequently, on December 23, 1997 and on March 26, 1998, the Company and its bank group further amended the credit agreement to, among other things, modify certain financial covenant requirements. At December 31, 1997, the Company's bank credit agreement, as amended, provided for four senior secured term loans aggregating $1,054 million which mature through October 1, 2003 and $560 million of senior secured revolving credit facility commitments maturing May 15, 1999 (collectively the "Credit Agreement"). At March 26, 1998, the Company had borrowing availability of approximately $375 million (net of letters of credit which reduce the amount available to be borrowed) under its revolving credit facilities. Of such amount, approximately $47 million is restricted to fund capital expenditures. The term loans and revolving credit facilities had weighted average interest rates for the year ended December 31, 1997 of 8.9 percent and 8.5 percent, respectively. The weighted average rates do not include the effect of the amortization of deferred debt issuance costs.

    The term loan portions of the Credit Agreement provide for mandatory prepayments (absent waiver by the lenders) from sales of certain assets, certain debt financing and a percentage of excess cash flow (as defined). Any mandatory and voluntary prepayments are allocated against the term loan amortizations in inverse order of maturity. Mandatory prepayments from sales of collateral, unless replacement collateral is provided, will be applied ratably to the term loans and revolving credit facilities, permanently reducing the loan commitments under the Credit Agreement. The Credit Agreement also contains cross-default provisions to the indebtedness of $10 million or more of the Company and certain subsidiaries.

    The Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios. Unless operating results improve, the Company may be required to seek further covenant relief from its bank group during 1998. Although no assurance can be given, the Company believes such relief, if sought, would be granted.

    The Company's various senior note indentures (the "Senior Note Indentures") (under which approximately $2.0 billion of debt is outstanding) state that if the Company does not maintain a minimum Subordinated Capital Base (as defined) of $1 billion for any two successive quarters, then the Company will be required to semi-annually offer to purchase 10 percent of such outstanding indebtedness at par until the minimum Subordinated Capital Base is again attained. In the event that the Company's Credit Agreement does not permit the offer to repurchase, then the Company will be required to increase the interest rates on the notes outstanding under the Senior Note Indentures by 50 basis points per quarter up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained.

    The Company's senior subordinated indenture dated March 15, 1992 (the "Senior Subordinated Indenture") (under which approximately $594 million of debt was outstanding at December 31, 1997) states that if the Company does not maintain $500 million of Net Worth (as defined) for any two successive quarters, the Company will be required to increase the interest rate on indebtedness outstanding under the Senior Subordinated Indenture by 50 basis points per quarter up to a maximum amount of 200 basis points.

    The Company has reviewed its calculation of the Subordinated Capital Base under its Senior Note Indentures and the Net Worth test under its Senior Subordinated Indenture. The review indicated that the calculations thereunder must be performed utilizing Generally Accepted Accounting Principles in effect at November 1, 1991 for purposes of the Senior Note Indentures, and March 15, 1992 for purposes of the Senior Subordinated Indenture rather than the Generally Accepted Accounting Principles in effect as of the current date.

    The Company's Subordinated Capital Base was $1.058 billion at September 30, 1997 (above the defined minimum) and $898.6 million at December 31, 1997 (below the defined minimum). The Company's Net Worth was $537.6 million at September 30, 1997 (above the defined minimum) and $378.4 million at December 31, 1997 (below the defined minimum). The Company will not meet the defined minimum for the Subordinated Capital Base and Net Worth for the quarter ended March 31, 1998. There can be no assurance that the Company can achieve or maintain the minimum Subordinated Capital Base or required Net Worth in the future. The March 1998 Credit Agreement amendment permits the Company to make a one-time offer for the repurchase of 10 percent of the senior notes issued under the Senior Note Indentures at par, subject to certain restrictions and conditions.

OUTLOOK:

    The Company's liquidity and financial flexibility has been adversely impacted by the net losses and insufficient operating cash flows generated during the past two years. On October 27, 1997, the Company announced its intent to, among other things, sell its ownership interest in Stone-Canada which at the time of sale would include its 25.2 percent ownership interest in Abitibi-Consolidated, its 50 percent interest in MacMillan-Bathurst and its wholly owned pulp mill located at Portage-du-Fort, Quebec. If completed, this transaction would provide a significant amount of cash to the Company which would be used to repay debt. Additionally, the Company announced its intent to also sell or monetize certain other of its assets (including its remaining pulp operations) with any proceeds received therefrom to also be applied towards debt reduction. While the Company currently believes that these sales and/or monetizations will be consummated, no assurance can be given that such asset sales or monetizations will be completed. The Company's debt agreements require that proceeds from asset sales be used only for debt reduction.

    The Company's ability to incur additional indebtedness and refinance its 1998 debt maturities is significantly limited under the Company's debt agreements. The Company has debt amortizations of $412 million of principal plus interest of approximately $450 million (at current debt and interest-rate levels) due in 1998 and has significant annual debt service requirements beyond 1998. These 1998 debt amortizations include $150 million of 12 5/8 percent Senior Notes due July 15, 1998 and $240 million of 11 7/8 percent Senior Notes due December 1, 1998.

    It is expected that the Company will continue to incur losses unless prices for the Company's products substantially improve. Without achieving price increases and sustaining such levels in the future, the Company's cash resources and borrowing availability under the existing revolving credit facilities could be utilized, thereby reducing such sources of liquidity. While pricing for certain of the Company's products has improved slightly over 1997 year end levels, the Company will report a first quarter 1998 net loss. The Company's primary capital requirements consist of debt service and capital expenditures, including capital investment for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. The Company is highly leveraged and as a result incurs substantial ongoing interest expense. Besides the 1998 debt service requirements previously mentioned, the Company, based upon indebtedness outstanding at December 31, 1997, will be required to make debt principal repayments of approximately $354 million in 1999, $465 million in 2000 and $604 million in 2001. In the event that operating cash flows, proceeds from any asset sales, borrowing availability under its revolving credit facilities or from other financing sources do not provide sufficient liquidity for the Company to meet its obligations, including its debt service requirements, the Company will be required to pursue other alternatives to repay indebtedness and improve liquidity, including cost reductions, deferral of certain discretionary capital expenditures and seeking amendments to its debt agreements. No assurances can be given that such measures, if required, would generate the liquidity required by the Company to operate its business and service its obligations.

    Wood fiber and recycled fiber, the principal raw materials used in the manufacture of the Company's products, are purchased in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. In addition, the supply and price of wood fiber in particular is dependent upon a variety of factors over which the Company has no control, including environmental and conservation regulations, natural disasters, such as forest fires and hurricanes, and weather. The Company purchases or cuts a variety of species of timber from which the Company utilizes wood fiber depending upon the product being manufactured and each mill's geographic location. A decrease in the supply of wood fiber has caused, and will likely continue to cause, higher wood fiber costs in some of the regions in which the Company procures wood. In addition, the increase in demand of products manufactured, in whole or in part, from recycled fiber has from time to time caused a tightness in supply of recycled fiber and at those times a significant increase in the cost of such fiber used in the manufacture of recycled containerboard and related products. Such costs are likely to continue to fluctuate based upon demand/supply characteristics. While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in economic proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

YEAR 2000

    The Company has certain computer programs and manufacturing equipment which utilize 2 digit codes to define a given year rather than 4 digit codes. These programs and equipment, if left as is, might not recognize dates beyond the year 1999 and, as a result, could cause computer applications to create unreliable data or to fail altogether and cause manufacturing equipment failure. Accordingly, the Company has developed plans to address this exposure. Financial and operational systems and manufacturing equipment have been assessed, detailed plans have been and continue to be developed and conversion efforts have commenced. The Company is also communicating with critical suppliers to ascertain that they are addressing potential year 2000 issues. Based on current assessments, Management believes that the Company's systems and equipment will be year 2000 compliant before December 31, 1999 and that the costs required to achieve this will not materially impact the Company's consolidated financial position, results of operations or cash flows.

CASH FLOWS FROM OPERATIONS:

    The following table shows, for the last three years, the net cash provided by (used in) operating activities:

                                                                                                           YEAR ENDED DECEMBER
                                                                                                                   31,
                                                                                                           -------------------
(IN MILLIONS)                                                                                              1997   1996   1995
---------------------------------------------------------------------------------------------------------  -----  -----  -----
Net income (loss)........................................................................................  $(418) $(126) $ 256
Depreciation and amortization............................................................................    302    315    372
Deferred taxes...........................................................................................   (217)   (88)   214
Extraordinary charges from early extinguishments of debt.................................................     13      4    189
Equity (income) loss from affiliates.....................................................................     71    (63)   (20)
(Increase) decrease in accounts and notes receivable--net................................................   (131)   185    (81)
(Increase) decrease in inventories.......................................................................      4    (51)  (146)
Decrease in other current assets.........................................................................      4     15     22
Increase in accounts payable and other current liabilities...............................................     18     56     62
Other....................................................................................................     94     41     94
                                                                                                           -----  -----  -----
Net cash provided by (used in) operating activities......................................................  $(260) $ 288  $ 962
                                                                                                           -----  -----  -----
                                                                                                           -----  -----  -----

    The results of operations for 1997 and 1996 have had an adverse impact on the Company's cash flow and liquidity. As a result, the Company increased its indebtedness in both periods in order to meet cash flow needs.

    The 1997 increase in accounts and notes receivable primarily reflects an improvement in selling prices for the Company's products during the second half of the year and, to a lesser extent, a decrease in the rate of collections. The 1996 decrease in accounts and notes receivable primarily reflects lower average selling prices for the Company's products.

FINANCING ACTIVITIES:

    The following summarizes the Company's primary financing activities in 1997:

    - On May 28, 1997, the Company sold $275 million aggregate principal amount of units consisting of 10 3/4 percent Senior Subordinated Debentures due 2002 and 1 1/2 percent Supplemental Interest Certificates (the "Units Offering"). The net proceeds from the Units Offering was approximately $269 million. Of such proceeds, $150 million was used to repay the Company's $150 million outstanding principal amount of 10 3/4 percent Senior Subordinated Notes due June 15, 1997 at maturity. The remaining proceeds were used to fund capital expenditures.

    - On June 12, 1997, the Company sold $14.7 million principal amount of 7.2 percent Industrial Development Revenue Bonds due 2027. The proceeds of the bonds were used in connection with a wastepaper project for the Company's Snowflake, Arizona mill.

    - On June 19, 1997, the Company borrowed under its $300 million bank loan E Tranche Facility. The net proceeds of $295 million were used to fully repay amounts then outstanding under the Company's revolving credit facilities (without a corresponding reduction in commitments) with the remaining proceeds used for general corporate purposes.

    - On August 29, 1997, the Company completed an $83.3 million box plant mortgage financing having a final maturity date of September 1, 2007 and an interest rate of 8.45 percent. The net proceeds are being used to fund capital expenditures as incurred.

    See also Note 10 to the Consolidated Financial Statements.

INVESTING ACTIVITIES:

    The following summarizes the Company's primary investing activities in 1997:

    - Capital expenditures for 1997 totaled $137 million. The Company's capital expenditures for 1998 are budgeted at approximately $189 million.

    - On April 4, 1997, the Company's then 90 percent owned subsidiary, SVCPI acquired the remaining 50 percent interest in the Celgar pulp mill (the "Celgar Mill") located in Castlegar, British Columbia from CITIC B.C., Inc. ("CITIC") in exchange for the portion of the Celgar Mill's indebtedness owed by CITIC. Such indebtedness is non-recourse to the Company.

    - On June 26, 1997, the Company sold half of its ownership in SVCPI to Celgar Investments, Inc., a 49 percent owned affiliate of the Company. Following the sale, the Company retained a 45 percent direct voting interest in the stock of SVCPI and began accounting for its interest in SVCPI under the equity method.

ENVIRONMENTAL ISSUES:

    The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has, in the past, made significant capital expenditures to comply with water, air and solid and hazardous waste regulations and expects to make significant expenditures in the future. Capital expenditures for environmental control equipment and facilities were approximately $24 million in 1997, and the Company anticipates that 1998 and 1999 environmental capital expenditures will approximate $18 million and $50 million, respectively. The majority of the 1999 expenditures relate to amounts that the Company currently anticipates will be required to comply with the "cluster rules" described below. Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments which cannot be predicted at this time, such costs could increase as environmental regulations become more stringent. Environmental control expenditures include projects which, in addition to meeting environmental concerns, yield certain benefits to the Company in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation) represent ongoing costs to the Company.

    In November 1997, the U.S. Environmental Protection Agency (the "EPA") issued its final rules, informally known as the "cluster rules", which make more stringent existing requirements for discharge of wastewaters under the Clean Water Act and impose new requirements on air emissions under the Clean Air Act for the pulp and paper industry. Though the final rules are less stringent in some respects than as initially proposed, the Company currently believes it will be required to make capital expenditures of approximately $180 million during the period of 1998 through 2005 in order to meet the requirements of the new regulations. Also, additional operating expense will be incurred as capital installations required by the cluster rules are put into service. Such incremental expense will ultimately increase to as much as $20 million per year by the year 2005.

    In addition, the Company is from time to time subject to litigation and governmental proceedings regarding environmental matters in which injunctive and/or monetary relief is sought. The Company has been named as a potentially responsible party ("PRP") at a number of sites which are the subject of remedial activity under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") or comparable state laws. Although the Company is subject to joint and several liability imposed under Superfund, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Future environmental regulations may have an unpredictable adverse effect on the Company's operations and earnings, but they are not expected to adversely affect the Company's competitive position.

COMMON AND SERIES E CUMULATIVE PREFERRED STOCK--CASH DIVIDENDS, MARKET AND PRICE
  RANGE

    The Company paid cash dividends on its Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Preferred Stock") of $.4375 per share in 1997, $1.75 per share in 1996 and $2.625 per share in 1995. The Company paid cash dividends of $0.60 and $0.30 per share on its common stock in 1996 and 1995, respectively. The declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Company's Credit Agreement, Senior Note Indentures and Senior Subordinated Indenture. Due to these restrictive provisions, the Company cannot declare or pay dividends on its Series E Cumulative Preferred Stock or common stock until the Company generates income or issues capital stock to replenish the dividend pool under various of its debt instruments and Net Worth (as defined) equals or exceeds $750 million. Additionally, common stock cash dividends cannot be declared and paid in the event accumulated preferred stock dividend arrearages exist. At December 31, 1997, the dividend pool under the Senior Subordinated Indenture (which contains the most restrictive dividend pool provision) had a deficit of approximately $338 million and Net Worth (as defined) was $378.4 million. In the event six quarterly dividends remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment. At December 31, 1997 the Company had accumulated dividend arrearages on the Series E Preferred Stock of $6 million, which represents three consecutive quarters for which dividends have not been paid. The Company did not make its February 15, 1998 dividend payment and absent an amendment from its senior and senior subordinated note holders, the Company is not likely to make dividend payments in 1998.

                                                                                                  SERIES E CUMULATIVE
                                                          COMMON STOCK                              PREFERRED STOCK
                                           ------------------------------------------  ------------------------------------------
                                                   1997                  1996                  1997                  1996
                                           --------------------  --------------------  --------------------  --------------------
Quarter                                      High        Low       High        Low       High        Low       High        Low
-----------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
1st......................................  $   17.25  $   11.13  $   15.88  $   12.38  $   20.50  $   12.25  $   21.75  $   18.50
2nd......................................      14.75       9.63      17.38      13.50      17.63      12.75      21.00      18.88
3rd......................................      17.81      14.19      15.88      12.13      19.13      17.13      20.63      18.63
4th......................................      16.13      10.00      16.25      13.63      18.44      14.63      20.50      18.00
Year.....................................      17.81       9.63      17.38      12.13      20.50      12.25      21.75      18.00
                                           ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

    There were approximately 6,082 common stockholders and 363 preferred stockholders of record at December 31, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Registrant's financial statements required by Item 8, together with the report thereon of the independent accountants dated March 26, 1998 are set forth on pages 28-53 of this report. The financial statement schedules listed under
Item 14(a)2, together with the report thereon of the independent accountants dated March 26, 1998 are set forth on pages 54 and 55 of this report and should be read in conjunction with the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the Registrant's Directors and Executive Officers is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1998, for the Annual Meeting of Stockholders scheduled May 12, 1998, under the captions "Directors--Nominees for Directors," "Information as to Directors and Executive Officers" and "Directors--Certain Transactions."

ITEM 11.  EXECUTIVE COMPENSATION

    Information relating to the Registrant's executive compensation is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1998, for the Annual Meeting of Stockholders scheduled May 12, 1998, under the caption "Compensation," excluding the section thereunder entitled "Compensation Committee Report on Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    Information relating to certain beneficial ownership of the Registrant's common stock is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1998, for the Annual Meeting of Stockholders scheduled May 12, 1998, under the captions "Directors--Nominees for Directors" and "Security Ownership of Certain Beneficial Owners and Management--Security Ownership of Certain Beneficial Owners."

                     (b)  SECURITY OWNERSHIP OF MANAGEMENT

    Information relating to ownership of the Registrant's equity securities by Directors and Executive Officers is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1998, for the Annual Meeting of Stockholders scheduled May 12, 1998, under the captions "Directors--Nominees for Directors" and "Security Ownership of Certain Beneficial Owners and Management--Security Ownership of Management."

                            (c)  CHANGES IN CONTROL

    The Registrant knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information related to certain relationships and related transactions is incorporated herein by reference to the Proxy Statement, to be filed on or before April 30, 1998, for the Annual Meeting of Stockholders scheduled May 12, 1998, under the caption "Directors--Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                  (a)  DOCUMENTS FILED AS PART OF THIS REPORT

    1. FINANCIAL STATEMENTS. The Registrant's financial statements, for the year ended December 31, 1997, together with the Report of Independent Accountants are set forth on pages 28-53 of this report. The supplemental financial information listed and appearing hereafter should be read in conjunction with the Financial Statements included in this report.

    2. FINANCIAL STATEMENT SCHEDULES. The following are included in Part IV of this report for each of the years ended December 31, 1997, 1996 and 1995 as applicable:

                                                                      Page
                                                                      ----
Report of Independent Accountants on Financial Statement Schedule.....  54
Valuation and Qualifying Accounts and Reserves (Schedule II)..........  55
Financial Statements of Abitibi-Consolidated Inc......................  *

---------

* To be filed as an amendment to this Report on or before June 30, 1998.

    Financial statement schedules not included in this report have been omitted, either because they are not applicable or because the required information is shown in the financial statements or notes thereto, included in this report. At December 31, 1997, the Company had outstanding non-interest bearing loans receivable of $611,384 to Randolph Read, Senior Vice President-Chief Financial and Planning Officer, $300,000 to Harold Wright, Senior Vice President and General Manager, North American Containerboard, Paper and Pulp and $100,000 to Emil Winograd, Vice President and General Manager, Market Pulp Sales and Export Containerboard and Kraft Paper Sales. Mr. Read's loan is repayable on demand pursuant to request by the Company. Mr. Wright's and Mr. Winograd's loans are due in 2002.

    3. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

                            (b)  REPORTS ON FORM 8-K

    A Report on Form 8-K dated April 28, 1997 was filed under Item 5--Other Events and Item 7--Exhibits.

    A Report on Form 8-K dated May 13, 1997 was filed under Item 5--Other Events and Item 7--Exhibits.

    A Report on Form 8-K dated May 28, 1997 was filed under Item 7--Exhibits.

    A Report on Form 8-K dated October 27, 1997 was filed under Item 5--Other Events.

                                 (c)  EXHIBITS

        3(a)  Restated Certificate of Incorporation of the Company, filed as Exhibit 3(a) to the Company's
              Registration Statement on Form S-1, Registration Number 33-54769, is hereby incorporated by reference.

        3(b)  By-laws of the Company, as amended March 23, 1998.**

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

        4(f)  Amended and Restated Credit Agreement ("Credit Agreement") dated as of June 19, 1997, among the Company, the financial institutions signatory thereto, and Bankers Trust Company, as agent
              (the "Agent"), filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1997, is hereby incorporated by reference.

        4(g)  First Amendment of Credit Agreement dated as of December 23, 1997 among the Company, the financial institutions signatory thereto and Bankers Trust Company, as Agent.**

        4(h)  Second Amendment of Credit Agreement dated as of March 26, 1998 among the Company, the financial institutions signatory thereto and Bankers Trust Company, as Agent.**

        4(i)  Indenture dated as of August 16, 1996 between Stone Container Finance Company of Canada (the
              "Issuer"), the Company, as guarantor, and The Bank of New York, as Trustee, relating to the
              Issuer's 11 1/2 percent Senior Notes due 2006, filed as Exhibit 4(u) to the Company's Annual
              Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.

        4(j)  Indenture dated as of July 24, 1996 between the Company and The Bank of New York, as Trustee, relating to the Rating Adjustable Senior Notes due 2016, filed as Exhibit 4.1 to the Company's
              Registration Statement on Form S-4, Registration Number 333-12155, is hereby incorporated by reference.

        4(k)  First Supplemental Indenture dated July 24, 1996 between the Company and The Bank of New York, as Trustee, relating to the Rating Adjustable Senior Notes due 2016, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration Number 333-12155, is hereby incorporated by reference.

        4(l)  Indenture dated as of October 12, 1994 between the Company and Norwest Bank Minnesota, N.A., as Trustee, relating to the 10 3/4 percent First Mortgage Notes due October 1, 2002, filed as
              Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September
              30, 1994, is hereby incorporated by reference.

        4(m)  Indenture dated as of October 12, 1994 between the Company and The Bank of New York, as
              Trustee, relating to the 11 1/2 percent Senior Notes due October 1, 2004, filed as Exhibit
              4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is hereby incorporated by reference.

        4(n)  Indenture, dated as of February 15, 1992, between the Company and The Bank of New York, as
              Trustee, relating to the Company's 6 3/4 percent Convertible Subordinated Debentures due
              February 15, 2007, filed as Exhibit 4(p) to the Company's Registration Statement on Form S-3,
              Registration Number 33-45978, is hereby incorporated by reference.

        4(o)  Senior Subordinated Indenture, dated as of March 15, 1992, between the Company, and The Bank of New York, as Trustee, filed as Exhibit 4(a) to the Company's Registration Statement Form
              S-3, Registration Number 33-46764, is hereby incorporated by reference.

        4(p)  First Supplemental Indenture dated as of May 28, 1997 between the Company and The Bank of New
              York, as Trustee, relating to the Indenture dated as of March 15, 1992, filed as Exhibit 4(i)
              (i) to the Company's Current Report on Form 8-K dated May 28, 1997, is hereby incorporated by reference.

        4(q)  Indenture dated as of June 15, 1993, between the Company and Norwest Bank Minnesota, National
              Association, as Trustee, relating to the Company's 8 7/8 percent Convertible Senior
              Subordinated Notes due 2000, filed as Exhibit 4(a) to the Company's Registration Statement on
              Form S-3, Registration Number 33-66086, is hereby incorporated by reference.

        4(r)  Indenture, dated as of November 1, 1991, between the Company and The Bank of New York, as
              Trustee, relating to the Company's Senior Debt Securities, filed as Exhibit 4(u) to the
              Company's Registration Statement on Form S-3, Registration Number 33-45374, is hereby incorporated by reference.

        4(s)  First Supplemental Indenture dated as of June 23, 1993, between the Company and The Bank of
              New York, as Trustee, relating to the Indenture, dated as of November 1, 1991, between the
              Company and The Bank of New York, as Trustee, filed as Exhibit 4(aa) to the Company's
              Registration Statement on Form S-3, Registration Number 33-66086, is hereby incorporated by reference.

        4(t)  Second Supplemental Indenture dated as of February 1, 1994, between the Company and the Bank of New York, as Trustee, relating to the Indenture, dated as of November 1, 1991, as amended, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K, dated January 24, 1994, is hereby incorporated by reference.

        4(u)  Master Trust Indenture and Security Agreement dated as of March 14, 1995, among Stone
              Receivables Corporation, the Company, as Servicer, Marine Midland Bank, as Trustee, and
              Bankers Trust Company, as Administrative Agent, relating to the accounts receivable securitization program, filed as Exhibit 4(o) to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1995, is hereby incorporated by reference.

        4(v)  Series 1995-1 Supplement dated as of March 14, 1995, to the Master Trust Indenture and
              Security Agreement dated as of March 14, 1995, among Stone Receivables Corporation, the
              Company, as Servicer, Marine Midland Bank, as Trustee, and Bankers Trust Company, as
              Administrative Agent, relating to the accounts receivable securitization program, filed as
              Exhibit 4(p) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.

              Indentures with respect to other long-term debt, none of which exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, are not attached. (The
              Registrant agrees to furnish a copy of such documents to the Commission upon request).

        4(w)  Guaranty, dated October 7, 1983, between the Company and The Continental Group, Inc., filed as
              Exhibit 4(h) to the Company's Registration Statement on Form S-3, Registration Number
              33-36218, is hereby incorporated by reference.

        4(x)  Amendment No. 1 to Guaranty, dated as of June 1, 1996, among Continental Holdings, Inc.,
              Continental Group, Inc. and the Company, filed as Exhibit 4(r) to the Company's Quarterly
              Report on Form 10-Q for the quarter ended June 30, 1996, is hereby incorporated by reference.

       10(a)  Management Incentive Plan, filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K
              for the year ended December 31, 1980, is hereby incorporated by reference.*

       10(b)  Stone Container Corporation Directors' Deferred Compensation Plan.*-**

       10(c)  Stone Container Corporation 1982 Incentive Stock Option Plan, filed as Appendix A to the
              Prospectus included in the Company's Form S-8 Registration Statement, Registration Number
              2-79221, effective September 27, 1982, is hereby incorporated by reference.*

       10(d)  Stone Container Corporation 1993 Stock Option Plan, filed as Appendix A to the Company's Proxy
              Statement dated as of April 10, 1992, is hereby incorporated by reference.*

       10(e)  Stone Container Corporation Deferred Income Savings Plan, as amended, filed as Exhibit 4.3 to the Company's Form S-8 Registration Statement, Registration Number 333-42087 is hereby incorporated by reference.*

       10(f)  Stone Container Corporation 1992 Long-Term Incentive Program, filed as Exhibit A to the
              Company's Proxy Statement dated as of April 11, 1991, is hereby incorporated by reference.*

       10(g)  Stone Container Corporation 1995 Long-Term Incentive Plan, filed as Exhibit A to the Company's
              Proxy Statement dated as of April 7, 1995, is hereby incorporated by reference.*

       10(h)  Stone Container Corporation 1995 Key Executive Officer Short-Term Incentive Plan, filed as
              Exhibit B to the Company's Proxy Statement dated as of April 7, 1995, is hereby incorporated by reference.*

       10(i)  Form of Severance Agreement, dated July 22, 1996, entered into between the Company and Roger
              W. Stone, filed as Exhibit 10 (j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, is hereby incorporated by reference.*

       10(j)  Form of Severance Agreement, dated July 22, 1996, entered into between the Company and John D.
              Bence, Thomas W. Cadden, Matthew S. Kaplan, Randolph C. Read and Harold D. Wright, filed as
              Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.*

       10(k)  Form of Severance Agreement, dated July 22, 1996, entered into between the Company and all other executive and divisional officers of the Company, filed as Exhibit 10(l) to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.*

       11     Computation of Earnings (Loss) Per Common Share.**

       12     Computation of Ratios of Earnings to Fixed Charges.**

       21     Subsidiaries of the Company.**

       23     Consent of Independent Accountants.**

       27(a)  Financial Data Schedule for the year ended December 31, 1997.**

       27(b)  Financial Data Schedule for the years ended December 31, 1996 and December 31, 1995, and the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996. (restated)**

       27(c)  Financial Data Schedule for the quarters ended March 31, 1997, June 30, 1997 and September 30,
              1997. (restated)**

---------

 *  Management contract or compensatory plan or arrangement

**  Filed herewith

                (d)  SEPARATE FINANCIAL STATEMENTS OF AFFILIATES

    Abitibi-Consolidated Inc., a 25.2 percent owned affiliate of the Company, qualifies as a significant subsidiary under Rule 3-09 of Regulation S-X. The December 31, 1997 separate financial statements of Abitibi-Consolidated Inc., a foreign business, will be filed as an amendment to this Report, as required, on or before June 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    STONE CONTAINER CORPORATION

By: ROGER W. STONE
    -------------------------------------------------------                     March 30, 1998
    Roger W. Stone
    CHAIRMAN OF THE BOARD OF DIRECTORS AND PRESIDENT
    (CHIEF EXECUTIVE OFFICER)

    RANDOLPH C. READ
    -------------------------------------------------------                     March 30, 1998
    Randolph C. Read
    SENIOR VICE PRESIDENT
    (CHIEF FINANCIAL AND PLANNING OFFICER)

    THOMAS P. CUTILLETTA
    -------------------------------------------------------                     March 30, 1998
    Thomas P. Cutilletta
    SENIOR VICE PRESIDENT, ADMINISTRATION AND
    CORPORATE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

WILLIAM F. ALDINGER, III                              PHILLIP B. ROONEY
------------------------------------------            ------------------------------------------
William F. Aldinger, III                              Phillip B. Rooney
DIRECTOR                    March 30, 1998            DIRECTOR                    March 30, 1998

RICHARD A. GIESEN                                     ALAN STONE
------------------------------------------            ------------------------------------------
Richard A. Giesen                                     Alan Stone
DIRECTOR                    March 30, 1998            DIRECTOR                    March 30, 1998

JAMES J. GLASSER                                      IRA N. STONE
------------------------------------------            ------------------------------------------
James J. Glasser                                      Ira N. Stone
DIRECTOR                    March 30, 1998            DIRECTOR                    March 30, 1998

JACK M. GREENBERG                                     JAMES H. STONE
------------------------------------------            ------------------------------------------
Jack M. Greenberg                                     James H. Stone
DIRECTOR                    March 30, 1998            DIRECTOR                    March 30, 1998

DIONISIO GARZA                                        ROGER W. STONE
------------------------------------------            ------------------------------------------
Dionisio Garza                                        Roger W. Stone
DIRECTOR                    March 30, 1998            DIRECTOR                    March 30, 1998

JOHN D. NICHOLS
------------------------------------------
John D. Nichols
DIRECTOR                    March 30, 1998

JERRY K. PEARLMAN
------------------------------------------
Jerry K. Pearlman
DIRECTOR                    March 30, 1998

RICHARD J. RASKIN
------------------------------------------
Richard J. Raskin
DIRECTOR                    March 30, 1998

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM:                                                                      PAGE
-------------------------------------------------------------------------  -----
Financial Statements:
  Management's Responsibility for the Financial Statements...............     27
  Report of Independent Accountants......................................     28
  Consolidated Statements of Operations..................................     29
  Consolidated Balance Sheets............................................     30
  Consolidated Statements of Cash Flows..................................     31
  Consolidated Statements of Stockholders' Equity........................     32
  Notes to the Consolidated Financial Statements.........................     33

Financial Statement Schedules:
  Report of Independent Accountants on Financial Statement Schedule......     54
  Valuation and Qualifying Accounts and Reserves (Schedule II)...........     55

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

RANDOLPH C. READ
Senior Vice President
(Chief Financial and Planning Officer)

THOMAS P. CUTILLETTA
Senior Vice President, Administration and Corporate Controller
(Principal Accounting Officer)

                       Report of Independent Accountants

To the Board of Directors
and Stockholders of
Stone Container Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Stone Container Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Chicago, Illinois
March 26, 1998

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in millions except per share)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1997        1996        1995
                                                                             ----------  ----------  ----------
SALES
  Net sales................................................................  $  4,849.1  $  5,141.8  $  7,351.2
                                                                             ----------  ----------  ----------
COST AND EXPENSES
  Cost of products sold....................................................     4,069.6     4,085.4     5,168.9
  Selling, general and administrative expenses.............................       567.0       596.2       608.5
  Depreciation and amortization............................................       301.7       314.8       371.8
  Equity (income) loss from affiliates.....................................        70.8       (63.2)      (19.9)
  Other (income) expense--net..............................................       (12.0)      (15.8)      (33.1)
                                                                             ----------  ----------  ----------
  Income (loss) before interest expense, income taxes, minority interest
   and extraordinary charges...............................................      (148.0)      224.4     1,255.0
  Interest expense.........................................................      (457.1)     (413.5)     (460.3)
                                                                             ----------  ----------  ----------
  Income (loss) before income taxes, minority interest and extraordinary
   charges.................................................................      (605.1)     (189.1)      794.7
  (Provision) credit for income taxes......................................       200.8        66.0      (320.9)
  Minority interest........................................................         (.1)         .6       (29.3)
                                                                             ----------  ----------  ----------
NET INCOME (LOSS)
  Income (loss) before extraordinary charges...............................      (404.4)     (122.5)      444.5
  Extraordinary charges from early extinguishments of debt (net of income
   tax benefits)...........................................................       (13.3)       (3.7)     (189.0)
                                                                             ----------  ----------  ----------
  Net income (loss)........................................................      (417.7)     (126.2)      255.5
  Preferred stock dividends................................................        (8.1)       (8.1)       (8.1)
                                                                             ----------  ----------  ----------
  Net income (loss) applicable to common shares............................  $   (425.8) $   (134.3) $    247.4
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
PER SHARE OF COMMON STOCK:
BASIC:
  Income (loss) before extraordinary charges...............................  $    (4.16) $    (1.32) $     4.64
  Extraordinary charges from early extinguishments of debt.................        (.13)       (.03)      (2.01)
                                                                             ----------  ----------  ----------
  Net income (loss)........................................................  $    (4.29) $    (1.35) $     2.63
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
DILUTED:
  Income (loss) before extraordinary charges...............................  $    (4.16) $    (1.32) $     3.89
  Extraordinary charges from early extinguishments of debt.................        (.13)       (.03)      (1.65)
                                                                             ----------  ----------  ----------
  Net income (loss)........................................................  $    (4.29) $    (1.35) $     2.24
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                                               DECEMBER 31,
                                                                                                          ----------------------
                                                                                                             1997        1996
                                                                                                          ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents.............................................................................  $    112.6  $    112.6
  Accounts and notes receivable (less allowances of $27.8 and $24.3)....................................       652.7       572.8
  Inventories...........................................................................................       716.0       741.6
  Other.................................................................................................       114.4       134.2
                                                                                                          ----------  ----------
    Total current assets................................................................................     1,595.7     1,561.2
                                                                                                          ----------  ----------

Property, plant and equipment...........................................................................     4,857.3     4,939.1
Accumulated depreciation and amortization...............................................................    (2,479.8)   (2,305.4)
                                                                                                          ----------  ----------
    Property, plant and equipment--net..................................................................     2,377.5     2,633.7

Timberlands.............................................................................................        49.6        34.6
Goodwill................................................................................................       444.0       485.4
Investment in equity of non-consolidated affiliates.....................................................       878.1     1,198.2
Other...................................................................................................       479.2       440.7
                                                                                                          ----------  ----------
    Total assets........................................................................................  $  5,824.1  $  6,353.8
                                                                                                          ----------  ----------
                                                                                                          ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................................................  $    327.9  $    363.8
  Current maturities of senior and subordinated long-term debt..........................................       415.9       186.7
  Notes payable and current maturities of non-recourse debt of consolidated affiliates..................      --            21.9
  Income taxes..........................................................................................        26.6        15.1
  Accrued and other current liabilities.................................................................       318.6       301.7
                                                                                                          ----------  ----------
    Total current liabilities...........................................................................     1,089.0       889.2
                                                                                                          ----------  ----------
  Senior long-term debt.................................................................................     3,238.0     3,269.6
  Subordinated debt.....................................................................................       697.5       422.3
  Non-recourse debt of consolidated affiliates..........................................................      --           259.2
  Other long-term liabilities...........................................................................       306.7       308.1
  Deferred taxes........................................................................................       216.0       410.2
Commitments and contingencies (Note 17).................................................................

Stockholders' equity:
  Series E preferred stock..............................................................................       115.0       115.0
  Common stock (99.3 shares outstanding)................................................................       966.3       954.8
  Accumulated deficit...................................................................................      (510.8)      (94.2)
  Foreign currency translation adjustment...............................................................      (293.3)     (178.8)
  Unamortized expense of restricted stock plan..........................................................         (.3)       (1.6)
                                                                                                          ----------  ----------
    Total stockholders' equity..........................................................................       276.9       795.2
                                                                                                          ----------  ----------
    Total liabilities and stockholders' equity..........................................................  $  5,824.1  $  6,353.8
                                                                                                          ----------  ----------
                                                                                                          ----------  ----------

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                                 -------------------------------
                                                                                                   1997       1996       1995
                                                                                                 ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..............................................................................  $  (417.7) $  (126.2) $   255.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization..............................................................      301.7      314.8      371.8
    Deferred taxes.............................................................................     (217.1)     (88.1)     213.6
    Foreign currency transaction (gains) losses................................................       10.7         .5       (8.1)
    Equity (income) loss from affiliates.......................................................       70.8      (63.2)     (19.9)
    Extraordinary charges from early extinguishments of debt...................................       13.3        3.7      189.0
    Other--net.................................................................................       84.6       41.1      102.1
Changes in current assets and liabilities--net of adjustments for acquisitions and dispositions:
    (Increase) decrease in accounts and notes receivable--net..................................     (130.6)     185.1      (80.8)
    (Increase) decrease in inventories.........................................................        3.6      (51.4)    (145.5)
    Decrease in other current assets...........................................................        3.6       15.0       21.7
    Increase in accounts payable and other current liabilities.................................       17.6       56.3       62.3
                                                                                                 ---------  ---------  ---------
Net cash provided by (used in) operating activities............................................     (259.5)     287.6      961.7
                                                                                                 ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments................................................................................     (475.6)    (376.2)    (826.3)
Payments by consolidated affiliates on non-recourse debt.......................................      (16.1)     (18.9)    (146.1)
Borrowings.....................................................................................      931.6      587.7      515.8
Non-recourse borrowings of consolidated affiliates.............................................         .1        2.6        4.2
Proceeds from issuance of common stock.........................................................         .1         .4        1.7
Cash dividends.................................................................................       (2.0)     (67.6)     (41.5)
                                                                                                 ---------  ---------  ---------
Net cash provided by (used in) financing activities............................................      438.1      128.0     (492.2)
                                                                                                 ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...........................................................................     (136.6)    (250.8)    (386.5)
Investments in and advances to affiliates, net.................................................      (12.9)    (107.2)     (56.7)
Proceeds from sales of assets..................................................................        6.8       53.1       20.3
Purchase of securities of a non-consolidated affiliate.........................................     --          (39.6)    --
Effect on cash of de-consolidation of Stone-Consolidated.......................................     --         --         (113.1)
Other--net.....................................................................................      (30.9)       2.9       (9.1)
                                                                                                 ---------  ---------  ---------
Net cash used in investing activities..........................................................     (173.6)    (341.6)    (545.1)
                                                                                                 ---------  ---------  ---------
Effect of exchange rate changes on cash........................................................       (5.0)      (1.7)       7.3
                                                                                                 ---------  ---------  ---------
NET CASH FLOWS
Net increase (decrease) in cash and cash equivalents...........................................     --           72.3      (68.3)
Cash and cash equivalents, beginning of period.................................................      112.6       40.3      108.6
                                                                                                 ---------  ---------  ---------
Cash and cash equivalents, end of period.......................................................  $   112.6  $   112.6  $    40.3
                                                                                                 ---------  ---------  ---------
                                                                                                 ---------  ---------  ---------

---------

See Note 4 regarding non-cash financing and investing activities and supplemental cash flow information.

The accompanying notes are an integral part of these statements.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (in millions except per share)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                             1997              1996               1995
                                                                        ---------------   ---------------   ----------------
                                                                        AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT   SHARES
                                                                        -------  ------   -------  ------   --------  ------
PREFERRED STOCK
Balance at January 1 and December 31..................................  $ 115.0    4.6    $ 115.0    4.6    $  115.0    4.6
                                                                                 ------            ------             ------
                                                                                 ------            ------             ------
COMMON STOCK
Balance at January 1..................................................    954.8   99.3      953.1   99.1       849.1   90.4
Issuance of common stock:
  Debt conversions....................................................    --      --          1.3     .1       180.4    8.5
  Exercise of stock options...........................................       .1   --           .4     .1         1.7     .1
  Restricted stock plan...............................................       .5   --           --   --           2.1     .1
Subsidiary issuance of stock..........................................     10.9   --           --   --         (80.2)  --
                                                                        -------  ------   -------  ------   --------  ------
Balance at December 31................................................    966.3   99.3      954.8   99.3       953.1   99.1
                                                                        -------  ------   -------  ------   --------  ------
                                                                                 ------            ------             ------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at January 1..................................................    (94.2)             97.8              (96.3)
Net income (loss).....................................................   (417.7)           (126.2)             255.5
Cash dividends:
  Preferred stock*....................................................     (2.1)             (8.1)             (12.1)
  Common stock*.......................................................    --                (59.5)             (29.4)
Decrease (increase) in minimum pension liability in excess of
 unrecognized prior service cost......................................      3.2               1.8              (19.9)
                                                                        -------           -------           --------
Balance at December 31................................................   (510.8)            (94.2)              97.8
                                                                        -------           -------           --------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance at January 1..................................................   (178.8)           (156.9)            (215.2)
Adjustment from translation of foreign currency statements............   (114.5)            (21.9)              58.3
                                                                        -------           -------           --------
Balance at December 31................................................   (293.3)           (178.8)            (156.9)
                                                                        -------           -------           --------
UNAMORTIZED EXPENSE OF RESTRICTED STOCK PLAN
Balance at January 1..................................................     (1.6)             (3.7)              (4.5)
Issuance of shares....................................................    --                --                  (2.0)
Amortization of expense...............................................      1.3               2.1                2.8
                                                                        -------           -------           --------
Balance at December 31................................................      (.3)             (1.6)              (3.7)
                                                                        -------           -------           --------
Total stockholders' equity at December 31.............................  $ 276.9           $ 795.2           $1,005.3
                                                                        -------           -------           --------
                                                                        -------           -------           --------

---------

* Cash dividends paid on common stock were $.60 per share in 1996 and $.30 in 1995. No cash dividends on common stock were paid in 1997. Cash dividends paid on preferred stock were $.4375 per share in 1997, $1.75 per share in 1996 and $2.625 per share in 1995.

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

PER SHARE DATA:

    In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application was not permitted. The adoption of SFAS 128 did not have a material impact on the Company's previously reported earnings per share. As required, all prior-period earnings per share data presented have been restated to conform with the provisions of SFAS 128. SFAS 128 replaces the presentation of primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share.

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share is computed to show, on a pro forma basis, per share earnings available to common shareholders assuming the exercise or conversion of all dilutive securities that are exercisable or convertible into common stock.

RECONCILIATION OF BASIC AND DILUTED EPS

                                                                                        YEAR ENDED DECEMBER 31
                                                                       ---------------------------------------------------------
                                                                                1997                    1996             1995
                                                                       ----------------------  ----------------------  ---------
                                                                        INCOME                  INCOME                  INCOME
IN MILLIONS, EXCEPT PER SHARE DATA                                      (LOSS)      SHARES      (LOSS)      SHARES      (LOSS)
---------------------------------------------------------------------  ---------  -----------  ---------  -----------  ---------
Income (loss) before extraordinary charges...........................  $  (404.4)              $  (122.5)              $   444.5
Less: Preferred dividends............................................       (8.1)                   (8.1)                   (8.1)
                                                                       ---------               ---------               ---------
BASIC EPS
Income available to common stockholders..............................     (412.5)       99.3      (130.6)       99.2       436.4
Effect of Dilutive Securities:
  Options and warrants...............................................                                             (a)     --
  Convertible debt...................................................         (b)         (b)         (b)         (b)        1.7
  Exchangeable Preferred Stock.......................................         (c)         (c)         (c)         (c)        8.1
                                                                       ---------       -----   ---------       -----   ---------
DILUTED EPS..........................................................  $  (412.5)       99.3   $  (130.6)       99.2   $   446.2
                                                                       ---------       -----   ---------       -----   ---------
                                                                       ---------       -----   ---------       -----   ---------
BASIC EARNINGS PER SHARE AMOUNT......................................                  (4.16)                  (1.32)
                                                                                       -----                   -----
                                                                                       -----                   -----
DILUTED EARNINGS PER SHARE AMOUNT....................................                  (4.16)                  (1.32)
                                                                                       -----                   -----
                                                                                       -----                   -----


IN MILLIONS, EXCEPT PER SHARE DATA                                      SHARES
---------------------------------------------------------------------  ---------
Income (loss) before extraordinary charges...........................
Less: Preferred dividends............................................

BASIC EPS
Income available to common stockholders..............................       93.9
Effect of Dilutive Securities:
  Options and warrants...............................................         .2
  Convertible debt...................................................       17.2
  Exchangeable Preferred Stock.......................................        3.4
                                                                       ---------
DILUTED EPS..........................................................      114.7
                                                                       ---------
                                                                       ---------
BASIC EARNINGS PER SHARE AMOUNT......................................       4.64
                                                                       ---------
                                                                       ---------
DILUTED EARNINGS PER SHARE AMOUNT....................................       3.89
                                                                       ---------
                                                                       ---------

---------

(a) Options to purchase .2 million shares are excluded from the diluted EPS computation because they are antidilutive.

(b) Convertible debt effects of $5.1 million and 6.4 million shares are excluded from the diluted EPS computation in 1997 and 1996 because they are antidilutive.

(c) Exchangeable preferred stock effect of $8.1 million and 3.4 million shares is excluded from the dilutive EPS computation in 1997 and 1996 because they are antidilutive.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS:

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

GOODWILL AND OTHER ASSETS:

    Goodwill is amortized on a straight-line basis over 40 years and is recorded net of accumulated amortization of approximately $131 million and $122 million at December 31, 1997 and 1996, respectively. The Company assesses at each balance sheet date whether there has been a permanent impairment in the value of goodwill. This is accomplished by determining whether projected undiscounted future cash flows from operations exceed the net book value of goodwill as of the assessment date. Such projections reflect price, volume and cost assumptions.

    Deferred debt issuance costs are amortized over the expected life of the related debt using the interest method. Start-up costs on major projects are capitalized and amortized over a five-year period. Other long-term assets include approximately $22 million and $35 million of unamortized deferred start-up costs at December 31, 1997 and 1996, respectively.

    Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This review is accomplished by determining whether projected undiscounted future cash flows from operations exceed the net book value of the asset as of the assessment date.

SUBSIDIARY ISSUANCE OF STOCK:

    When a subsidiary issues stock, the Company records the difference relating to the carrying amount per share and the issuance price per share as an adjustment to common stock in those instances in which the Company has determined that the difference does not represent a permanent impairment.

FOREIGN CURRENCY TRANSLATION:

    The functional currency for the majority of the Company's foreign operations is the applicable local currency. Accordingly, assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are accumulated as a separate component of stockholders' equity entitled Foreign Currency Translation Adjustment. Foreign currency transaction gains or losses are credited or charged to income. The functional currency for foreign operations operating in highly inflationary economies is the U.S. dollar and any gains or losses are credited or charged to income.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income represents the change in stockholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for interim and annual periods beginning after December 15, 1997. Reclassification of prior period financial statements for comparative purposes is required. The Company will adopt SFAS 130 in the first quarter of 1998. The adoption of SFAS 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim and annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Prior periods' disclosures are required to be restated. The Company is in the process of evaluating the disclosure requirements and will adopt the provisions of the statement in its year-end 1998 financial statements. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 2--SUBSIDIARY ISSUANCE OF STOCK/MERGER OF SIGNIFICANT SUBSIDIARY

    On May 30, 1997, Stone-Consolidated Corporation ("Stone-Consolidated") and Abitibi-Price Inc. amalgamated to form Abitibi-Consolidated Inc. ("Abitibi-Consolidated"), a Canada based manufacturer and marketer of publication papers. For U.S. GAAP purposes, the combination of Stone-Consolidated and Abitibi-Price Inc. was accounted for under the purchase method of accounting, as the acquisition of Abitibi-Price Inc. by Stone-Consolidated. The Company owns approximately 25.2 percent of the common stock of Abitibi-Consolidated and accounts for its interest in this Canadian affiliate under the equity method of accounting. Effective with the merger, the Company recorded a credit of $10.9 million to common stock related to the excess of the market value per common share over the carrying value of its investment per common share. Additionally, the Company reported a non-cash extraordinary charge of $13.3 million, net of tax, representing its share of a loss from the early extinguishment of debt incurred by Stone-Consolidated.

    On November 1, 1995, Stone-Consolidated Corporation, then a Canadian subsidiary of the Company, amalgamated its operations (the "Amalgamation") with Rainy River Forest Products Inc. ("Rainy River"), a Toronto-based Canadian pulp and paper company. The combination of Stone-Consolidated Corporation and Rainy River to form the amalgamated entity ("Amalco") was accounted for as the acquisition of Rainy River by Stone-Consolidated Corporation. Therefore, the purchase method of accounting was used by Stone-Consolidated Corporation to account for the business combination. Amalco continued under the name of Stone-Consolidated Corporation ("Stone-Consolidated"). As a result of the issuance of common shares by Stone-Consolidated associated with the Amalgamation, the Company's equity ownership in Stone-Consolidated was reduced from 74.6 percent to 46.6 percent. Thus, effective November 1, 1995, the Company began reporting Stone-Consolidated as a non-consolidated affiliate in accordance

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--SUBSIDIARY ISSUANCE OF STOCK/MERGER OF SIGNIFICANT SUBSIDIARY (CONTINUED) with the equity method of accounting. The Company recorded in 1995 a charge of approximately $80 million to common stock related to the excess carrying value per common share over the issuance price per common share associated with the shares issued.

NOTE 3--ACQUISITION/DISPOSITION

    On April 4, 1997, the Company's then 90 percent owned subsidiary, Stone Venepal (Celgar) Pulp, Inc. ("SVCPI") acquired the remaining 50 percent interest in the Celgar pulp mill (the "Celgar Mill") located in Castlegar, British Columbia from CITIC B.C., Inc. ("CITIC"), an indirect subsidiary of China International Trust Investment Corporation of Beijing, People's Republic of China, in exchange for the portion of the Celgar Mill's indebtedness owed by CITIC. Such indebtedness is non-recourse to the Company.

    On June 26, 1997, the Company sold half of its ownership in SVCPI to Celgar Investments, Inc., a 49 percent owned affiliate of the Company. Following the sale, the Company retained a 45 percent direct voting interest in the stock of SVCPI and began accounting for its interest in SVCPI under the equity method of accounting.

NOTE 4--ADDITIONAL CASH FLOW STATEMENT INFORMATION

    The Company's non-cash investing and financing activities and cash payments (receipts) for interest and income taxes were as follows:

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                               -------------------------------
(IN MILLIONS)                                                                                    1997       1996       1995
---------------------------------------------------------------------------------------------  ---------  ---------  ---------
Decrease in debt due to de-consolidation of affiliate........................................  $   537.5  $  --      $   397.4
Assumption of non-recourse debt of affiliates................................................      273.2     --           15.0
Assumption of debt of consolidated affiliates................................................     --            5.0     --
Note receivable received as partial consideration for sale of assets.........................     --           32.7     --
Capital lease obligations incurred...........................................................        3.3        5.0        2.3
Issuance of common stock as partial consideration to extinguish debt.........................     --            1.3      180.4
                                                                                               ---------  ---------  ---------
                                                                                               ---------  ---------  ---------
Cash paid (received) during the year for:
  Interest (net of capitalization)...........................................................  $   420.4  $   383.1  $   443.7
  Income taxes (net of refunds)..............................................................      (33.6)       4.8      125.5
                                                                                               ---------  ---------  ---------
                                                                                               ---------  ---------  ---------

NOTE 5--INVENTORIES

    Inventories are summarized as follows:

                                                                                            DECEMBER 31,
                                                                                        --------------------
(IN MILLIONS)                                                                             1997       1996
--------------------------------------------------------------------------------------  ---------  ---------
Raw materials and supplies............................................................  $   263.5  $   255.3
Paperstock............................................................................      342.1      378.1
Work in process.......................................................................       21.5       19.5
Finished products.....................................................................      108.5      105.1
                                                                                        ---------  ---------
                                                                                            735.6      758.0
Excess of current cost over LIFO inventory value......................................      (19.6)     (16.4)
                                                                                        ---------  ---------
Total inventories.....................................................................  $   716.0  $   741.6
                                                                                        ---------  ---------
                                                                                        ---------  ---------

    Inventories costed by the LIFO, FIFO and average cost methods represented approximately 36 percent, 7 percent and 57 percent, respectively, of total inventories at December 31, 1997 and approximately 39 percent, 7 percent and 54 percent, respectively, of total inventories at December 31, 1996.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is summarized as follows:

                                                                                      DECEMBER 31,
                                                                                ------------------------
(IN MILLIONS)                                                                      1997         1996
------------------------------------------------------------------------------  -----------  -----------
Machinery and equipment.......................................................  $   3,973.6  $   4,053.2
Buildings and leasehold improvements..........................................        656.5        656.5
Land and land improvements....................................................        128.7        122.4
Construction in progress......................................................         98.5        107.0
                                                                                -----------  -----------
Total property, plant and equipment...........................................      4,857.3      4,939.1
Accumulated depreciation and amortization.....................................     (2,479.8)    (2,305.4)
                                                                                -----------  -----------
Total property, plant and equipment--net......................................  $   2,377.5  $   2,633.7
                                                                                -----------  -----------
                                                                                -----------  -----------

    Property, plant and equipment includes capitalized leases of $17.5 million and $21.0 million and related accumulated amortization of $3.7 million and $5.6 million at December 31, 1997 and 1996, respectively.

NOTE 7--SUMMARIZED FINANCIAL INFORMATION OF NON-CONSOLIDATED AFFILIATES

    Combined summarized financial information for the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                ----------------------------
(IN MILLIONS)                                                                       1997           1996
------------------------------------------------------------------------------  -------------  -------------
Results of operations:(a)
  Net sales...................................................................   $   4,072.8    $   3,059.9
  Income (loss) before income taxes, minority interest and extraordinary
   charges....................................................................        (165.4)         207.8
  Net income (loss)...........................................................        (175.8)         151.4
                                                                                -------------  -------------


                                                                                        DECEMBER 31,
                                                                                ----------------------------
(IN MILLIONS)                                                                       1997           1996
------------------------------------------------------------------------------  -------------  -------------
Financial position:
  Current assets..............................................................   $   1,297.4    $   1,084.8
  Noncurrent assets...........................................................       5,315.7        3,515.6
  Current liabilities.........................................................       1,010.4          668.0
  Noncurrent liabilities......................................................       2,618.0        1,302.9
  Stockholders' equity........................................................       2,984.7        2,629.5
                                                                                -------------  -------------

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

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--INCOME TAXES (CONTINUED)
    The (provision) credit for income taxes consists of the following:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
(IN MILLIONS)                                                                            1997       1996       1995
-------------------------------------------------------------------------------------  ---------  ---------  ---------
Currently (payable) refundable:
  Federal............................................................................  $     4.4  $    (2.0) $   (59.6)
  State..............................................................................        (.1)       (.3)     (10.5)
  Foreign............................................................................      (20.6)     (19.8)     (37.2)
                                                                                       ---------  ---------  ---------
                                                                                           (16.3)     (22.1)    (107.3)

Deferred:
  Federal............................................................................      166.5       64.1      (80.9)
  State..............................................................................       29.8       13.0      (26.2)
  Foreign............................................................................       20.8       11.0     (106.5)
                                                                                       ---------  ---------  ---------
                                                                                           217.1       88.1     (213.6)
                                                                                       ---------  ---------  ---------
Total (provision) credit for income taxes............................................  $   200.8  $    66.0  $  (320.9)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The income tax (provision) credit at the federal statutory rate is reconciled to the (provision) credit for income taxes as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
(IN MILLIONS)                                                                            1997       1996       1995
-------------------------------------------------------------------------------------  ---------  ---------  ---------
Federal income tax (provision) credit at federal statutory rate......................  $   211.8  $    66.2  $  (278.1)
Additional (taxes) credits resulting from:
  Non-deductible amortization of intangibles.........................................       (6.3)      (6.8)      (8.8)
  Equity earnings (losses) of affiliates, net of tax.................................      (19.1)      18.7        1.4
  State income taxes, net of federal income tax effect...............................       19.3        8.3      (23.9)
  Valuation allowance adjustment.....................................................       (8.5)     (10.1)    --
  Minimum taxes-foreign jurisdictions................................................       (4.4)      (4.9)      (7.8)
  Permanent differences on assets sold...............................................     --           (3.5)    --
  Other-net..........................................................................        8.0       (1.9)      (3.7)
                                                                                       ---------  ---------  ---------
(Provision) credit for income taxes..................................................  $   200.8  $    66.0  $  (320.9)
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--INCOME TAXES (CONTINUED)
    The components of the net deferred tax liability as of December 31, 1997 and 1996 were as follows:

                                                                                                YEAR ENDED DECEMBER
                                                                                                        31,
                                                                                                --------------------
(IN MILLIONS)                                                                                     1997       1996
----------------------------------------------------------------------------------------------  ---------  ---------
Deferred tax assets:
  Carryforwards...............................................................................  $   367.2  $   225.3
  Compensation-related accruals...............................................................       38.1       43.4
  Extraordinary charges from early extinguishments of debt....................................     --            2.4
  Minimum pension liability...................................................................       19.7       19.1
  Reserves....................................................................................       47.8       52.3
  Deferred gain...............................................................................       19.9       22.7
  Other.......................................................................................         .1       10.6
                                                                                                ---------  ---------
                                                                                                    492.8      375.8
Valuation allowance...........................................................................      (37.0)     (44.1)
                                                                                                ---------  ---------
Total deferred tax asset......................................................................      455.8      331.7

Deferred tax liabilities:
  Depreciation and amortization...............................................................     (588.2)    (639.4)
  Start-up costs..............................................................................       (2.9)      (7.8)
  LIFO reserve................................................................................      (13.2)     (19.3)
  Pension.....................................................................................       (2.9)     (10.0)
  Other.......................................................................................      (29.9)     (48.6)
                                                                                                ---------  ---------
Total deferred tax liability..................................................................     (637.1)    (725.1)
                                                                                                ---------  ---------
Deferred tax liability--net...................................................................  $  (181.3) $  (393.4)
                                                                                                ---------  ---------
                                                                                                ---------  ---------

    The components of the income (loss) before income taxes, minority interest and extraordinary charges are:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
(IN MILLIONS)                                                                      1997       1996       1995
-------------------------------------------------------------------------------  ---------  ---------  ---------
United States..................................................................  $  (521.1) $  (207.8) $   455.8
Foreign........................................................................      (84.0)      18.7      338.9
                                                                                 ---------  ---------  ---------
Income (loss) before income taxes, minority interest, and extraordinary
 charges.......................................................................  $  (605.1) $  (189.1) $   794.7
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    At December 31, 1997, the Company had approximately $726 million of net operating loss carryforwards for U.S. federal tax purposes. To the extent not utilized, the U.S. federal net operating losses will expire in 2012. Further, the Company had approximately $1,133 million of net operating loss carryforwards for U.S. state tax purposes (which represents approximately $79 million of deferred tax assets), which to the extent not utilized, expire in 1998 through 2012. The Company had approximately $91 million of capital loss carryforwards for Canadian tax purposes. A valuation allowance has been provided for the deferred tax assets related to these capital loss carryforwards. The Company also had approximately $24 million of alternative minimum tax credit carryforwards for U.S. federal tax purposes which are available indefinitely.

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

    Net pension expense for the combined pension plans includes the following components:

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                                 -------------------------------
(IN MILLIONS)                                                                                      1997       1996       1995
-----------------------------------------------------------------------------------------------  ---------  ---------  ---------
Service cost--benefits earned during the period................................................  $    18.8  $    17.7  $    17.0
Interest cost on projected benefit obligations.................................................       46.7       42.9       63.5
Actual return on plan assets...................................................................      (74.1)     (47.6)    (100.0)
Net amortization and deferral..................................................................       41.1       20.4       51.7
                                                                                                 ---------  ---------  ---------
Net pension expense............................................................................  $    32.5  $    33.4  $    32.2
                                                                                                 ---------  ---------  ---------
                                                                                                 ---------  ---------  ---------

    The following table sets forth the funded status of the Company's pension plans and the amounts recorded in the Consolidated Balance Sheets:

                                                                                           DECEMBER 31,
                                                               --------------------------------------------------------------------
                                                                             1997                               1996
                                                               ---------------------------------  ---------------------------------
                                                                ASSETS EXCEED     ACCUMULATED      ASSETS EXCEED     ACCUMULATED
                                                                 ACCUMULATED    BENEFITS EXCEED     ACCUMULATED    BENEFITS EXCEED
(IN MILLIONS)                                                     BENEFITS           ASSETS          BENEFITS           ASSETS
-------------------------------------------------------------  ---------------  ----------------  ---------------  ----------------
Actuarial present value of benefit obligations:
  Vested benefits............................................    $    (144.9)      $   (451.4)       $   (74.9)       $   (442.6)
  Non-vested benefits........................................          (10.7)           (21.1)            (9.5)            (21.9)
                                                                     -------          -------           ------           -------
  Accumulated benefit obligation.............................         (155.6)          (472.5)           (84.4)           (464.5)
  Effect of increase in compensation levels..................          (12.8)           (66.9)            (6.2)            (52.6)
                                                                     -------          -------           ------           -------
Projected benefit obligation for service rendered through
  December 31................................................         (168.4)          (539.4)           (90.6)           (517.1)
Plan assets at fair value, primarily stocks, bonds, fixed
  investment contracts, real estate and mutual funds which
  invest in listed stocks and bonds..........................          171.0            297.2             93.2             300.1
                                                                     -------          -------           ------           -------
Plan assets in excess of (less than) projected benefits
  obligation.................................................            2.6           (242.2)             2.6            (217.0)
Unrecognized prior service cost..............................            7.7             15.6              5.1              17.6
Unrecognized net actuarial loss..............................           25.3            111.1              6.2              90.4
Adjustment required to recognize minimum liability...........        --                 (66.6)          --                 (69.7)
                                                                     -------          -------           ------           -------
Net prepaid (accrual)........................................    $      35.6       $   (182.1)       $    13.9        $   (178.7)
                                                                     -------          -------           ------           -------
                                                                     -------          -------           ------           -------

    The Company has recorded an additional minimum liability for underfunded plans representing the excess of the unfunded accumulated benefit obligation over previously recorded liabilities. At December 31, 1997, the additional minimum liability of $66.6 million was recorded as a long-term liability with an offsetting intangible asset of $15.6 million and a charge to stockholders' equity of $31.3 million, net of a tax benefit of $19.7 million. The additional minimum liability at December 31, 1996 of $69.7 million was recorded as a long-term liability with an offsetting intangible asset of $19.1 million and a charge to stockholders' equity of $31.5 million, net of a tax benefit of $19.1 million. In addition at December 31, 1996, the Company had a cumulative net charge to retained earnings of $11.1 million representing its share of the net charges to retained earnings recorded by certain non-consolidated affiliates associated with their additional minimum liabilities.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)
    The weighted average discount rates used in determining the actuarial present value of the projected benefit obligations at December 31, 1997 were 7.0 percent and 7.25 percent for its US and foreign plans, respectively, and 7.75 percent in 1996. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was
4.0 percent for both 1997 and 1996. The expected long-term rate of return on assets was 11 percent for both 1997 and 1996. The change in the weighted average discount rates had the net effect of increasing the total projected benefit obligation at December 31, 1997 by $64.6 million.

    Certain domestic operations of the Company participate in various multi-employer union-administered defined benefit pension plans that principally cover production workers. Pension expense under these plans was $5.4 million, $5.2 million and $5.5 million for 1997, 1996 and 1995, respectively.

    In addition to providing pension benefits, the Company provides certain retiree health care and life insurance benefits covering substantially all U.S. salaried and hourly employees and certain Canadian employees. Net periodic postretirement benefit costs for 1997, 1996 and 1995 included the following components:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------
(IN MILLIONS)                                                                              1997       1996       1995
---------------------------------------------------------------------------------------  ---------  ---------  ---------
Service cost--benefits attributed to service during the period.........................  $     1.1  $     1.0  $      .8
Interest cost on accumulated postretirement benefit obligation.........................        4.9        4.6        6.6
Net amortization and deferral..........................................................         .6         .4         .7
                                                                                               ---        ---        ---
Net periodic postretirement benefit cost...............................................  $     6.6  $     6.0  $     8.1
                                                                                               ---        ---        ---
                                                                                               ---        ---        ---

    The following table sets forth the components of the Company's accumulated postretirement benefit obligation and the amount recorded in the Consolidated Balance Sheets:

                                        DECEMBER 31, 1997                  DECEMBER 31, 1996
                                ---------------------------------  ---------------------------------
(IN MILLIONS)                     U.S.       FOREIGN      TOTAL      U.S.       FOREIGN      TOTAL
------------------------------  ---------  -----------  ---------  ---------  -----------  ---------
Accumulated postretirement
  benefit obligation:
  Retirees....................  $    21.7   $    11.6   $    33.3  $    17.7   $    11.7   $    29.4
  Active employees - fully
   eligible...................       19.7         1.4        21.1       18.4          .9        19.3
  Other active employees......       16.2         1.7        17.9       15.0         1.3        16.3
                                ---------       -----   ---------  ---------       -----   ---------
Total accumulated
  postretirement benefit
  obligation..................       57.6        14.7        72.3       51.1        13.9        65.0
Unrecognized net loss.........      (15.3)       (3.4)      (18.7)      (9.6)       (2.4)      (12.0)
                                ---------       -----   ---------  ---------       -----   ---------
Postretirement benefit
  obligation..................  $    42.3   $    11.3   $    53.6  $    41.5   $    11.5   $    53.0
                                ---------       -----   ---------  ---------       -----   ---------
                                ---------       -----   ---------  ---------       -----   ---------

    The Company has not currently funded any of its accumulated postretirement benefit obligation.

    The discount rates used in determining the accumulated postretirement benefit obligation were 7.0 percent and 7.25 percent at December 31, 1997 for its U.S. and foreign plans, respectively, and 7.75 percent at December 31, 1996. The change in the discount rate had the net effect of increasing the total accumulated postretirement benefit obligation at December 31, 1997 by $5.8 million. The assumed health care cost trend rates for substantially all employees used in measuring the accumulated postretirement benefit obligation ranged from 5.0 percent to 10.0 percent at December 31, 1997 and 6.0 percent to
11.0 percent at December 31, 1996, decreasing to ultimate rates of 5.0 percent to 8.0 percent. If the health care cost trend rate assumptions were increased by 1 percent, the total accumulated postretirement benefit obligation at December 31, 1997 and 1996 would have increased by $6.2 million and $5.7 million, respectively. The effect of a 1 percent increase in the health care cost trend rate assumptions on the net periodic postretirement benefit costs for 1997 and 1996 would be insignificant.

    At December 31, 1997, the Company had approximately 6,900 retirees and 24,600 active employees of which approximately 3,900 and 19,900, respectively, were employees of U.S. operations.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                       ----------------------
(IN MILLIONS)                                                                            1997         1996
-------------------------------------------------------------------------------------  ---------    ---------
SENIOR DEBT:
9.875% senior notes due February 1, 2001.............................................  $   573.7    $   573.7
10.75% first mortgage notes due October 1, 2002 (less unamortized debt discount of
  $2.3 and $2.6).....................................................................      497.7        497.4
Term loan (8.8% and 8.6% weighted average rates) payable in three semiannual installments of $2.0 on April 1 and October 1 of each year through April 1, 1999,
  $190.0 on October 1, 1999 and $176.0 on April 1, 2000..............................      372.0        376.0
Additional term loans (9.0% and 8.9% weighted average rates) payable in ten semiannual payments of $3.45 on April 1 and October 1 of each year through 2002,
  $323.1 on April 1, 2003 and $324.1 on October 1, 2003..............................      681.7        387.0
Revolving credit facility (8.5% and 8.9% weighted average rates) due May 15, 1999....       20.0         50.0
11.875% senior notes due December 1, 1998 (less unamortized debt discount of $.3 and
  $.5)...............................................................................      239.7        239.5
11.5% senior notes due August 15, 2006...............................................      200.0        200.0
11.5% senior notes due October 1, 2004 (less unamortized debt discount of $1.1 and
  $1.2)..............................................................................      198.9        198.8
12.625% senior notes due July 15, 1998...............................................      150.0        150.0
12.58% rating adjustable senior notes due August 1, 2016.............................      125.0        125.0
5.8% to 9.0% fixed rate utility systems and pollution control revenue bonds, payable in varying annual sinking fund payments through the year 2010 and varying principal
  payments through the year 2027 (less unamortized debt discount of $4.9 and $5.7)...      236.4        229.6
Floating rate receivables-backed notes (6.1% and 5.9% weighted average rates) due
  December 15, 2000..................................................................      210.0        210.0
8.45% mortgage notes payable in monthly installments through August 1, 2007 and $68.7
  million on September 1, 2007.......................................................       83.0       --
4.98% to 7.96% term loans payable in varying amounts through 2004....................       31.3         23.8
Other (including obligations under capitalized leases of $9.0 and $10.5).............       34.5         45.5
                                                                                       ---------    ---------
                                                                                         3,653.9      3,306.3
Less: current maturities.............................................................     (415.9)       (36.7)
                                                                                       ---------    ---------
  Total senior long-term debt........................................................    3,238.0      3,269.6
                                                                                       ---------    ---------
SUBORDINATED DEBT:
10.75% senior subordinated debentures and 1.5% supplemental interest certificates
  maturing on April 1, 2002..........................................................      275.0       --
10.75% senior subordinated debentures maturing on April 1, 2002 (less unamortized
  debt discount of $.6 and $.7)......................................................      199.4        199.3
10.75% senior subordinated notes maturing on June 15, 1997...........................     --            150.0
11.0% senior subordinated notes maturing on August 15, 1999..........................      119.4        119.4
8.875% convertible senior subordinated notes (convertible at $11.55 per share)
  maturing on July 15, 2000 (less unamortized debt discount of $.1 and $.2)..........       58.5         58.4
6.75% convertible subordinated debentures (convertible at $33.94 per share) maturing
  on February 15, 2007...............................................................       45.2         45.2
                                                                                       ---------    ---------
                                                                                           697.5        572.3
Less: current maturities.............................................................     --           (150.0)
                                                                                       ---------    ---------
  Total subordinated debt............................................................      697.5        422.3
                                                                                       ---------    ---------
NON-RECOURSE DEBT OF CONSOLIDATED AFFILIATES:
SVCPI credit facilities (6.4% weighted average rate) payable in semiannual installments beginning July 31, 1997 of $8.5 through July 31, 1998 and $14.1 thereafter through January 31, 2002 with a final payment of $138.3 on December 31,
  2002...............................................................................     --            262.8
Other................................................................................     --              7.4
                                                                                       ---------    ---------
                                                                                          --            270.2
Less: current maturities.............................................................     --            (11.0)
                                                                                       ---------    ---------
  Total non-recourse debt of consolidated affiliates.................................     --            259.2
                                                                                       ---------    ---------
Total long-term debt.................................................................  $ 3,935.5    $ 3,951.1
                                                                                       ---------    ---------
                                                                                       ---------    ---------

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)
    On June 19, 1997, the Company and its bank group amended and restated its credit agreement to, among other things, provide for an additional senior secured loan facility of $300 million (the "E Tranche Facility"), and modify certain financial and other covenant requirements (including the interest coverage and indebtedness ratio requirements). The net proceeds of $295 million from the E Tranche Facility were used to fully repay amounts outstanding under the Company's revolving credit facilities (without a corresponding reduction in commitments) with the remaining proceeds used for general corporate purposes. Subsequently, on December 23, 1997 and on March 26, 1998, the Company and its bank group further amended the credit agreement to, among other things, modify certain financial covenant requirements. At December 31, 1997, the Company's bank credit agreement, as amended, provides for four senior secured term loans aggregating $1,054 million which mature through October 1, 2003 and $560 million of senior secured revolving credit facility commitments maturing May 15, 1999 (collectively the "Credit Agreement").

    On May 28, 1997, the Company sold $275 million aggregate principal amount of units consisting of 10 3/4 percent Senior Subordinated Debentures due 2002 and 1 1/2 percent Supplemental Interest Certificates (the "Units Offering"). The net proceeds from the Units Offering were approximately $269 million. Of such proceeds, $150 million was used to repay the Company's $150 million outstanding principal amount of 10 3/4 percent Senior Subordinated Notes due June 15, 1997 at maturity. The remaining proceeds are being used to fund capital expenditures as incurred.

    On June 12, 1997, the Company sold $14.7 million principal amount of 7.2 percent Industrial Development Revenue Bonds due 2027. The proceeds of the bonds were used in connection with a wastepaper project for the Company's Snowflake, Arizona mill.

    On August 29, 1997, the Company completed an $83.3 million box plant mortgage financing having a final maturity date of September 1, 2007 and an interest rate of 8.45 percent. The net proceeds are being used to fund capital expenditures as incurred.

    The Company's results reflect extraordinary charges from the early extinguishments of debt of $13.3 million (net of income tax benefit of $6.5 million), $3.7 million (net of income tax benefit of $2.4 million) and $189.0 million (net of income tax benefit of $4.9 million) for 1997, 1996, and 1995, respectively.

    At December 31, 1997, the $1.08 billion of borrowings and accrued interest outstanding under the Credit Agreement were secured by property, plant and equipment with a net book value of $1.3 billion, by 51 percent of the stock of its Canadian subsidiary and by a lien on certain of the Company's inventories. Additionally, other loan agreements with a balance of $826.8 million were collateralized by approximately $236.8 million of property, plant and equipment--net and by $268.9 million of cash and accounts receivable.

    The Company pays a 1/2 percent commitment fee on the unused portions of its revolving credit facility. The Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios. Unless operating results improve, the Company may be required to seek further covenant relief from its bank group during 1998. Although no assurance can be given, the Company believes such relief, if sought, would be granted. Additionally, the term loan portions of the Credit Agreement provide for mandatory prepayments (absent waiver by the lenders) from sales of certain assets, certain debt financings and a percentage of excess cash flow (as defined). Any mandatory and voluntary prepayments are allocated against the term loan amortizations in inverse order of maturity. Mandatory prepayments from sales of collateral, unless replacement collateral is provided, will be applied ratably to the term loans and revolving credit facility, permanently reducing the loan commitments under the Credit Agreement. The Credit Agreement also contains cross-default provisions to the indebtedness of $10 million or more of the Company and certain subsidiaries.

    The Company's various senior note indentures (the "Senior Note Indentures") (under which approximately $2.0 billion of debt is outstanding) state that if the Company does not maintain a minimum Subordinated Capital Base (as defined) of $1 billion for any two successive quarters, then the Company will be required to semi-annually offer to purchase 10 percent of such outstanding indebtedness at par until the minimum Subordinated Capital Base is again attained. In the event that the Company's Credit Agreement does not permit the offer to repurchase, then the Company will be required to increase the interest rates on the notes outstanding under the Senior Note Indentures by 50 basis points per quarter up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained. The Company's Subordinated Capital Base was $898.6 million at December 31, 1997, and will remain below

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT (CONTINUED)
the required level at March 31, 1998. The Company's senior subordinated indenture dated March 15, 1992 (the "Senior Subordinated Indenture") (under which approximately $594 million of debt was outstanding at December 31, 1997) states that if the Company does not maintain $500 million of Net Worth (as defined) for any two successive quarters, the Company will be required to increase the interest rate on indebtedness outstanding under the Senior Subordinated Indentures by 50 basis points per quarter up to a maximum amount of 200 basis points. The Company's Net Worth was $378.4 million at December 31, 1997 and will remain below the required level at March 31, 1998. There can be no assurance that the Company can achieve or maintain the minimum Subordinated Capital Base or required Net Worth in the future.

    The Company has an accounts receivable securitization program whereby Stone Receivables Corporation purchases, on an ongoing basis, certain of the accounts receivable of the Company. The purchased accounts receivable are solely the assets of Stone Receivables Corporation, which is a wholly owned but separate corporate entity of the Company with its own separate creditors. In the event of a liquidation of Stone Receivables Corporation, such creditors would be entitled to satisfy their claims from Stone Receivables Corporation prior to any distribution to the Company. At December 31, 1997, the Company's Consolidated Balance Sheet included $228 million of Stone Receivables Corporation accounts receivable under the program and $210 million of borrowings under the program. At December 31, 1996, the Company's Consolidated Balance Sheet included $213 million of Stone Receivables Corporation accounts receivable under the program and $210 million of borrowings under the program.

    The amounts of long-term debt outstanding at December 31, 1997 maturing during the next five years are as follows:

(IN MILLIONS)
----------------------------------------------------------------------------------------------------
1998................................................................................................   $    412.2
1999................................................................................................        354.3
2000................................................................................................        464.8
2001................................................................................................        604.1
2002................................................................................................      1,002.8
Thereafter..........................................................................................      1,504.2

    Amounts payable under capitalized lease agreements are excluded from the above tabulation. See Note 12-- "Long-term Leases" for capitalized lease maturities.

    See also first three paragraphs included in the "Outlook" section of the MD&A for a discussion of the Company's liquidity and financial condition.

NOTE 11--FINANCIAL INSTRUMENTS

    The carrying values and fair values of the Company's financial instruments at December 31, 1997 and 1996 are listed below:

                                                                                                  DECEMBER 31,
                                                                                 ----------------------------------------------
                                                                                          1997                    1996
                                                                                 ----------------------  ----------------------
                                                                                  CARRYING                CARRYING
(IN MILLIONS)                                                                      AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
-------------------------------------------------------------------------------  ----------  ----------  ----------  ----------
Notes receivable and long-term investments.....................................  $    117.3  $    108.7  $    147.8  $    136.7
Indebtedness...................................................................     4,342.4     4,415.5     4,138.3     4,246.1
Interest rate swaps in payable position........................................         (.2)       (4.1)        (.1)       (9.8)

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

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--FINANCIAL INSTRUMENTS (CONTINUED)
    The Company is party to two interest-rate swap contracts with a duration of five and ten years to manage interest rate exposures on $250 million of certain fixed rate indebtedness. The separate contracts have the effect of converting the fixed rate of interest into a floating interest rate on $100 million of the 9 7/8 percent Senior Notes and on $150 million of the 11 1/2 percent Senior Notes. These interest-rate swap contracts were entered into in order to balance the Company's fixed-rate and floating-rate debt portfolios. Under the interest-rate swaps, the Company agrees with the other party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. While the Company is exposed to credit loss on its interest-rate swaps in the event of nonperformance by the counterparties to such swaps, management believes that such nonperformance is unlikely to occur given the financial resources of the counterparties.

    The following table indicates the weighted average receive rate and pay rate during 1997 relating to the interest-rate swaps outstanding at December 31, 1997 and 1996:

                                                                                                      1997       1996
                                                                                                    ---------  ---------
Interest-rate swap--notional amount (in millions).................................................  $   150.0  $   150.0
  Average receive rate (fixed by contract terms)..................................................        5.7%       5.7%
  Average pay rate................................................................................        5.7%       5.5%
Interest-rate swap--notional amount (in millions).................................................  $   100.0  $   100.0
  Average receive rate (fixed by contract terms)..................................................        5.6%       5.6%
  Average pay rate................................................................................        5.8%       5.6%

    The average pay rate for both interest-rate swaps is the six-month LIBOR.

NOTE 12--LONG-TERM LEASES

    The Company leases certain of its facilities and equipment under leases expiring through the year 2023.

    Future minimum lease payments under capitalized leases and their present value at December 31, 1997 and future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining non-cancelable terms in excess of one year are reflected below:

                                                                                                CAPITALIZED    OPERATING
(IN MILLIONS)                                                                                     LEASES        LEASES
---------------------------------------------------------------------------------------------  -------------  -----------
1998.........................................................................................    $     4.0     $    87.6
1999.........................................................................................          2.5          75.4
2000.........................................................................................          1.1          61.0
2001.........................................................................................           .9          51.6
2002.........................................................................................           .4          43.4
Thereafter...................................................................................          1.6         163.3
                                                                                                     -----    -----------
Total minimum lease payments.................................................................         10.5     $   482.3
                                                                                                              -----------
                                                                                                              -----------
Less: Imputed interest.......................................................................          1.5
                                                                                                     -----
Present value of future minimum lease payments...............................................    $     9.0
                                                                                                     -----
                                                                                                     -----

    Rent expense for operating leases, including leases having a duration of less than one year, was approximately $114 million in 1997, $108 million in 1996 and $103 million in 1995.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--PREFERRED STOCK

    The Company has authorized 10 million shares of Preferred Stock. At December 31, 1997, the Company has issued and outstanding 4.6 million shares of $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock"), $.01 par value. Shares of preferred stock can be issued in series with varying terms as determined by the Board of Directors. Dividends on the Series E Cumulative Preferred Stock are payable quarterly when declared by the Company's Board of Directors. The Series E Cumulative Preferred Stock is convertible, at the option of the holder at any time, into shares of the Company's common stock at a conversion price of $33.94 per share of common stock, subject to adjustment under certain conditions. The Series E Cumulative Preferred Stock may alternatively be exchanged, at the option of the Company, for the Company's 7 percent Convertible Subordinated Exchange Debentures due February 15, 2007 in a principal amount equal to $25.00 per share of Series E Cumulative Preferred Stock so exchanged. Additionally, the Series E Cumulative Preferred Stock is redeemable at the option of the Company, in whole or from time to time in part, commencing February 16, 1996.

    The Company paid cash dividends of $.4375 per share on the Series E Cumulative preferred stock in 1997, $1.75 per share in 1996 and $2.625 per share in 1995. The declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Company's Credit Agreement, Senior Note Indentures and Senior Subordinated Indenture. Due to these restrictive provisions, the Company cannot declare or pay dividends on its Series E Cumulative Preferred Stock or common stock until the Company generates income or issues capital stock to replenish the dividend pool under various of its debt instruments and Net Worth (as defined) equals or exceeds $750 million. At December 31, 1997, the dividend pool under the Senior Subordinated Indenture (which contains the most restrictive dividend pool provision) had a deficit of approximately $338 million and Net Worth (as defined) was $378.4 million. In the event six quarterly dividends remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment. At December 31, 1997 the Company had accumulated dividend arrearages on the Series E Preferred Stock of $6 million, which represents three consecutive quarters for which dividends have not been paid.

NOTE 14--COMMON STOCK

    The Company has authorized 200,000,000 shares of common stock, $.01 par value, of which 99,324,328 shares were outstanding at December 31, 1997.

    In 1995, the Company issued approximately 8.5 million shares of common stock related to the extinguishment of debt.

    The Company has restrictions on the payment of cash dividends on its common stock under certain of the Company's Indentures and under its Credit Agreement. Due to these restrictions the Company cannot pay common stock cash dividends until the Company generates income or issues capital stock to replenish the dividend pool under various of its debt instruments and Net Worth (as defined) equals or exceeds $750 million. Additionally, common stock cash dividends cannot be declared and paid in the event accumulated preferred stock dividend arrearages exist. See also Note 13. The Company paid cash dividends of $0.60 and $0.30 per share on its common stock in 1996 and 1995, respectively.

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

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--COMMON STOCK (CONTINUED)
    If the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder (other than the acquiring person or group) to purchase, at the Right's then-current exercise price, a number of the acquiring company's shares of common stock having a market value at that time of twice the Right's then-current exercise price.

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

    Transactions under the stock option plans are summarized as follows:

                                                                                                      OPTION      OPTION PRICE
                                                                                                      SHARES        PER SHARE
                                                                                                    -----------  ---------------
Outstanding January 1, 1995.......................................................................    1,043,812  $    8.74-29.29
  Granted.........................................................................................    1,037,900      18.00-22.13
  Exercised.......................................................................................     (134,860)      8.74-21.20
  Canceled........................................................................................      (49,890)     13.38-29.29
                                                                                                    -----------  ---------------
Outstanding December 31, 1995.....................................................................    1,896,962      13.38-29.29
  Granted.........................................................................................    1,980,721            13.38
  Exercised.......................................................................................      (30,000)           13.38
  Canceled........................................................................................      (97,147)     13.38-29.29
                                                                                                    -----------  ---------------
Outstanding December 31, 1996.....................................................................    3,750,536      13.38-29.29
  Granted.........................................................................................    1,296,706            14.00
  Exercised.......................................................................................      (12,500)           13.38
  Canceled........................................................................................     (247,644)     13.38-29.29
                                                                                                    -----------  ---------------
Outstanding December 31, 1997.....................................................................    4,787,098      13.38-29.29
                                                                                                    -----------
                                                                                                    -----------
Options exercisable at December 31,
  1997............................................................................................    1,599,482      13.38-29.29
  1996............................................................................................    1,003,890      13.38-29.29
  1995............................................................................................      881,262      13.38-29.29

Options available for grant at December 31,
  1997............................................................................................    1,085,288
  1996............................................................................................      805,932
  1995............................................................................................    1,227,066

    The Company's previous Long-term Incentive Plan, which had been adopted in 1992 (the "1992 Plan") and provided for contingent awards of restricted shares of common stock and cash to certain key employees, was replaced by the 1995 Plan. The payment of the cash portion of awards granted under the 1992 Plan will depend on the

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--COMMON STOCK (CONTINUED)
extent to which the Company has met certain long-term performance goals as established by a committee of outside directors. The compensation related to this program is amortized over the related five-year restricted periods. Under the 1992 Plan, 1,800,000 shares had been reserved for issuance, of which 133,176 shares were granted in 1995.

    The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no recognition is given to stock options until they are exercised, at which time the option price received is credited to common stock. The charge to compensation cost related to the restricted shares was $1.2 million, $1.5 million, and $3.8 million for 1997, 1996 and 1995, respectively. In 1996, prior cash awards that were accrued have been deemed to be not payable because of the financial results of the Company.

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

                                                                                       1997         1996         1995
                                                                                    -----------  -----------  -----------
Net income (loss)--as reported....................................................   $  (417.7)   $  (126.2)   $   255.5
Net income (loss)--proforma.......................................................      (422.7)      (130.0)       254.2
Basic earnings (loss) per share--as reported......................................       (4.29)       (1.35)        2.63
Basic earnings (loss) per share--proforma.........................................       (4.34)       (1.39)        2.61
Diluted earnings (loss) per share--as reported....................................       (4.29)       (1.35)        2.24
Diluted earnings (loss) per share--proforma.......................................       (4.34)       (1.39)        2.23

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                        1997           1996           1995
                                                                                    -------------  -------------  -------------
Expected life (years).............................................................            7              6              6
Expected volatility...............................................................          51%            47%            47%
Risk-free interest rate...........................................................         6.6%           5.5%           7.2%
Expected dividend yield...........................................................         4.2%           4.2%           4.2%

    The weighted average estimated fair value of each employee stock option granted during fiscal 1997, 1996 and 1995 was $5.59, $4.81 and $7.36, respectively.

NOTE 15--RELATED PARTY TRANSACTIONS

    The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates. Such transactions were primarily at market prices. The Company paid a commission fee to Abitibi-Consolidated pursuant to a sales agency agreement expiring December 31, 2004 and paid fees for services rendered by Abitibi-Consolidated. The Company also received commissions and management fees from SVCPI for services rendered. The amounts included in the table below include transactions with Abitibi-Consolidated since November 1, 1995, with Florida Coast since June 1, 1996, with S&G since July 12, 1996 and with SVCPI since July 1, 1997.

    The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------
(IN MILLIONS)                                                                          1997         1996         1995
----------------------------------------------------------------------------------  -----------  -----------  -----------
Net sales to/(purchases from).....................................................   $   103.1    $   183.0    $   211.2
Net receivable from/(payable to)..................................................        54.7         45.9         40.5
Net commissions and fees payable for services received/rendered...................         8.6         10.4          2.3

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--RELATED PARTY TRANSACTIONS (CONTINUED)
    The Company had outstanding loans and interest receivable from non-consolidated affiliates of approximately $108.4 million and $48.6 million at December 31, 1997 and 1996, respectively. Additionally at December 31, 1997 and 1996, the Company held $40 million Convertible Debt securities of Financiere Carton Papier ("FCP") a non-consolidated affiliate of the Company. The securities are not convertible into FCP common stock until March 1999. If the Company converted the securities into FCP common stock, the Company would own approximately 80 percent of the outstanding shares of FCP.

NOTE 16--ADDITIONAL INFORMATION RELATING TO THE CONSOLIDATED FINANCIAL
STATEMENTS

OTHER (INCOME) EXPENSE, NET:

    The major components of other (income) expense--net are as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------
(IN MILLIONS)                                                                          1997         1996         1995
----------------------------------------------------------------------------------  -----------  -----------  -----------
Interest income...................................................................   $   (16.0)   $   (16.1)   $   (15.5)
Foreign currency transaction (gains) losses.......................................        10.7           .5         (8.1)
(Gains) losses on sales of investments or assets..................................        (1.2)         5.4           --
Other.............................................................................        (5.5)        (5.6)        (9.5)
                                                                                    -----------  -----------  -----------
Total other (income) expense--net.................................................   $   (12.0)   $   (15.8)   $   (33.1)
                                                                                    -----------  -----------  -----------
                                                                                    -----------  -----------  -----------

INTEREST EXPENSE:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------
(IN MILLIONS)                                                                          1997         1996         1995
----------------------------------------------------------------------------------  -----------  -----------  -----------
Total interest cost incurred......................................................   $   460.3    $   425.2    $   473.5
Interest capitalized..............................................................        (3.2)       (11.7)       (13.2)
                                                                                    -----------  -----------  -----------
Interest expense..................................................................   $   457.1    $   413.5    $   460.3
                                                                                    -----------  -----------  -----------
                                                                                    -----------  -----------  -----------

PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

    Selling, general and administrative expenses include provisions for doubtful accounts and notes receivable of $3.3 million for 1997, $5.5 million for 1996 and $6.7 million for 1995.

ASSETS HELD FOR SALE:

    The Company has ceased operations of certain non-core wood products facilities and is liquidating such assets as appropriate opportunities are presented. These net assets, which are included in other current assets in the Consolidated Balance Sheets, aggregated approximately $12 million and $20 million at December 31, 1997 and 1996, respectively.

INSURANCE RECEIVABLE:

    As a result of the 1994 Panama City, Florida digester accident, the Company is seeking recovery from its insurance carriers for both the losses to property and the losses as result of business interruption. A partial recovery of approximately $31 million has been received by the Company from certain carriers, claims of approximately $9 million have been committed to be paid and claims of approximately $43 million covering the remaining portion of such losses are still pending.

LONG-TERM NOTE RECEIVABLE:

    The Company had a net receivable from a domestic customer of approximately $52 million and $58 million at December 31, 1997 and 1996, respectively. Of these amounts, approximately $38 million and $44 million, respectively, are included in other long-term assets with the remaining amounts reflected in accounts and notes receivable in the Company's Consolidated Balance Sheets.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--ADDITIONAL INFORMATION RELATING TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
ACCRUED AND OTHER CURRENT LIABILITIES:

    The major components of accrued and other current liabilities are as follows:

                                                                                                      DECEMBER 31,
                                                                                                ------------------------
(IN MILLIONS)                                                                                      1997         1996
----------------------------------------------------------------------------------------------  -----------  -----------
Accrued interest..............................................................................   $   103.7    $    93.4
Accrued payroll, related taxes and employee benefits..........................................        75.2         70.8
Other.........................................................................................       139.7        137.5
                                                                                                -----------  -----------
Total accrued and other current liabilities...................................................   $   318.6    $   301.7
                                                                                                -----------  -----------
                                                                                                -----------  -----------

OTHER LONG-TERM LIABILITIES:

    Included in other long-term liabilities at December 31, 1997 and 1996 is approximately $31 million and $36 million, respectively, of deferred income relating to the October 1992 sale of an energy contract at the Company's Hopewell mill. This amount is being amortized over a 12-year period.

NOTE 17--COMMITMENTS AND CONTINGENCIES

    At December 31, 1997, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $26 million.

    The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has in the past made significant capital expenditures to comply with water, air and solid and hazardous waste regulations and expects to make significant expenditures in the future. Capital expenditures for environmental control equipment and facilities were approximately $24 million in 1997, and the Company anticipates that 1998 and 1999 environmental capital expenditures will approximate $18 million and $50 million, respectively. The majority of the 1999 expenditures relate to the amounts that the Company currently anticipates will be required to comply with the "cluster rules" described in "Environmental Issues" on pages 17-18 of the MD&A. Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments that cannot be predicted at this time, the Company anticipates that these costs will increase due to the "cluster rules" and as other environmental regulations become more stringent. See also "Environmental Issues" on pages 17-18 of the MD&A for further environmental matters.

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

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--SEGMENT AND GEOGRAPHIC INFORMATION

BUSINESS SEGMENTS:

    As a result of the November 1995 de-consolidation of Stone-Consolidated (see
Note 2) and the integrated nature of the Company's principal consolidated operations, the Company now operates in a single business--the production and sale of commodity pulp, paper and packaging products. Accordingly, business segment reporting is no longer presented.

    Financial information by business segment for 1995 is summarized as follows:

                                                                             DEPRECIATION
                                                                   INCOME        AND                     CAPITAL
(IN MILLIONS)                                          SALES     (LOSS)(1)   AMORTIZATION    ASSETS    EXPENDITURES
---------------------------------------------------  ----------  ----------  ------------  ----------  ------------
1995
Paperboard and paper packaging.....................  $  5,405.8  $    943.6   $    203.5   $  3,536.2   $    198.3
White paper and other..............................     2,010.6       367.7        158.4      1,347.2        183.2
Intersegment sales(4)..............................       (65.2)
                                                     ----------  ----------  ------------  ----------  ------------
                                                        7,351.2     1,311.3        361.9      4,883.4        381.5
Interest expense...................................                  (460.3)
Foreign currency gains.............................                     8.1
General corporate..................................                   (64.4 (2)         9.9    1,515.5(3)         5.0
                                                     ----------  ----------  ------------  ----------  ------------
Total..............................................  $  7,351.2  $    794.7   $    371.8   $  6,398.9   $    386.5
                                                     ----------  ----------  ------------  ----------  ------------
                                                     ----------  ----------  ------------  ----------  ------------

---------

(1) Income (loss) before taxes, minority interest and extraordinary charges.

(2) Included equity in net income (loss) of non-consolidated vertically integrated affiliates as follows: Paperboard and paper packaging segment $4.2 and White paper and other segment $15.7.

(3) Included investments in non-consolidated vertically integrated affiliates as follows: Paperboard and paper packaging segment $85.8 and White paper and other segment $1,010.4.

(4) Intersegment sales were accounted for at transfer prices which approximate market prices.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
GEOGRAPHIC SEGMENTS:

    The table below provides financial information for the Company's operations based on the region in which the operations are located.

                                                         TRADE     INTER-AREA                INCOME
(IN MILLIONS)                                            SALES       SALES    TOTAL SALES   (LOSS)(3)     ASSETS
-----------------------------------------------------  ----------  ---------  ------------  ---------  ------------
1997
United States........................................  $  3,969.5  $    51.1   $  4,020.6   $     (.7)  $  2,951.7
Canada...............................................       291.8       54.6        346.4         7.2        781.4
Europe and other.....................................       587.8     --            587.8        21.1        628.7
                                                       ----------  ---------  ------------  ---------  ------------
                                                          4,849.1      105.7      4,954.8        27.6      4,361.8
Interest expense.....................................                                          (457.1)
Foreign currency transaction losses..................                                           (10.7)
General corporate....................................                                          (164.9 (1)     1,462.3(2)
Inter-area eliminations..............................                 (105.7)      (105.7)
                                                       ----------  ---------  ------------  ---------  ------------
Total................................................  $  4,849.1  $  --       $  4,849.1   $  (605.1)  $  5,824.1
                                                       ----------  ---------  ------------  ---------  ------------
                                                       ----------  ---------  ------------  ---------  ------------

                                                         TRADE     INTER-AREA                  INCOME
(IN MILLIONS)                                            SALES        SALES     TOTAL SALES   (LOSS)(3)     ASSETS
-----------------------------------------------------  ----------  -----------  ------------  ---------  ------------
1996
United States........................................  $  4,223.5   $    33.0    $  4,256.5   $   243.7   $  2,961.2
Canada...............................................       309.6        54.5         364.1       (15.1)       916.4
Europe and other.....................................       608.7      --             608.7        15.9        669.8
                                                       ----------  -----------  ------------  ---------  ------------
                                                          5,141.8        87.5       5,229.3       244.5      4,547.4
Interest expense.....................................                                            (413.5)
Foreign currency transaction losses..................                                               (.5)
General corporate....................................                                             (19.6 (1)     1,806.4(2)
Inter-area eliminations..............................                   (87.5)        (87.5)     --
                                                       ----------  -----------  ------------  ---------  ------------
Total................................................  $  5,141.8   $  --        $  5,141.8   $  (189.1)  $  6,353.8
                                                       ----------  -----------  ------------  ---------  ------------
                                                       ----------  -----------  ------------  ---------  ------------

                                                        TRADE     INTER-AREA                 INCOME
(IN MILLIONS)                                           SALES       SALES    TOTAL SALES   (LOSS)(3)      ASSETS
----------------------------------------------------  ----------  ---------  ------------  ----------  ------------
1995
United States.......................................  $  5,238.7  $    46.1   $  5,284.8   $    941.9   $  3,313.4
Canada..............................................     1,276.8       60.2      1,337.0        334.3        942.5
Europe and other....................................       835.7     --            835.7         35.1        627.5
                                                      ----------  ---------  ------------  ----------  ------------
                                                         7,351.2      106.3      7,457.5      1,311.3      4,883.4
Interest expense....................................                                           (460.3)
Foreign currency transaction gains..................                                              8.1
General corporate...................................                                            (64.4 (1)     1,515.5(2)
Inter-area eliminations.............................                 (106.3)      (106.3)      --
                                                      ----------  ---------  ------------  ----------  ------------
Total...............................................  $  7,351.2  $  --       $  7,351.2   $    794.7   $  6,398.9
                                                      ----------  ---------  ------------  ----------  ------------
                                                      ----------  ---------  ------------  ----------  ------------

---------
(1) Includes equity in net income (loss) of non-consolidated vertically integrated affiliates as follows: United States $(25.0) in 1997, $(2.0) in 1996 and $3.5 in 1995; Canada $(34.3) in 1997, $74.5 in 1996 and $28.6 in
    1995; and other $(11.5) 1997, $(9.3) in 1996 and $(12.2) in 1995.

(2) Includes investments in non-consolidated vertically integrated affiliates as follows: United States $33.1 in 1997, $37.4 in 1996 and $9.8 in 1995; Canada $777.6 in 1997, $1,077.9 in 1996 and $1,022.3 in 1995; and other $67.4 in
    1997, $69.8 in 1996 and $64.1 in 1995.

(3) Income (loss) before taxes, minority interest and extraordinary charges.

    The Company's export sales from the United States were approximately $548 million, $470 million and $839 million for 1997, 1996 and 1995, respectively.

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 19--SUMMARY OF QUARTERLY DATA (UNAUDITED)

    The following table summarizes quarterly financial data for 1997 and 1996:

                                                                           QUARTER
                                                        ----------------------------------------------
(IN MILLIONS EXCEPT PER SHARE)                            FIRST       SECOND      THIRD     FOURTH(1)      YEAR
------------------------------------------------------  ----------  ----------  ----------  ----------  ----------
1997
Net sales.............................................  $  1,180.8  $  1,200.2  $  1,182.8  $  1,285.3  $  4,849.1
Cost of products sold.................................       986.8     1,016.7       998.3     1,067.7     4,069.6
Depreciation and amortization.........................        78.5        81.0        73.9        68.3       301.7
Loss before extraordinary charges.....................       (96.7)     (107.4)      (98.7)     (101.6)     (404.4)
Extraordinary charges from early extinguishments of
  debt................................................      --           (13.3)     --          --           (13.3)
                                                        ----------  ----------  ----------  ----------  ----------
Net loss..............................................       (96.7)     (120.7)      (98.7)     (101.6)     (417.7)
                                                        ----------  ----------  ----------  ----------  ----------
Per share of common stock--basic and diluted:
Loss before extraordinary charges.....................        (.99)      (1.10)      (1.01)      (1.04)      (4.16)
Extraordinary charges from early extinguishments of
  debt................................................      --            (.13)     --          --            (.13)
                                                        ----------  ----------  ----------  ----------  ----------
Net loss--basic and diluted...........................        (.99)      (1.23)      (1.01)      (1.04)      (4.29)
                                                        ----------  ----------  ----------  ----------  ----------
Cash dividends per common share.......................      --          --          --          --          --
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------

                                                                           QUARTER                         YEAR
                                                        ----------------------------------------------  ----------
(IN MILLIONS EXCEPT PER SHARE)                            FIRST       SECOND      THIRD       FOURTH
------------------------------------------------------  ----------  ----------  ----------  ----------
1996
Net sales.............................................  $  1,321.5  $  1,282.3  $  1,295.1  $  1,242.9  $  5,141.8
Cost of products sold.................................       972.2     1,013.0     1,037.1     1,063.1     4,085.4
Depreciation and amortization.........................        79.0        79.0        78.2        78.6       314.8
Income (loss) before extraordinary charges............        32.4       (21.1)      (47.7)      (86.1)     (122.5)
Extraordinary charges from early extinguishments of
  debt................................................      --          --            (3.3)        (.3)       (3.7)
                                                        ----------  ----------  ----------  ----------  ----------
Net income (loss).....................................        32.4       (21.1)      (51.0)      (86.4)     (126.2)
                                                        ----------  ----------  ----------  ----------  ----------
Per share of common stock--basic:
Income (loss) before extraordinary charges............         .31        (.23)       (.50)       (.89)      (1.32)
Extraordinary charges from early extinguishments of
  debt................................................      --          --            (.03)     --            (.03)
                                                        ----------  ----------  ----------  ----------  ----------
Net income (loss)--basic..............................         .31        (.23)       (.53)       (.89)      (1.35)
                                                        ----------  ----------  ----------  ----------  ----------
Net income (loss)--diluted............................         .30        (.23)       (.53)       (.89)      (1.35)
                                                        ----------  ----------  ----------  ----------  ----------
Cash dividends per common share.......................         .15         .15         .15         .15         .60
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------

---------

(1) The Company's fourth quarter 1997 results were adversely impacted by foreign currency transaction losses of $26 million, net of tax, or $.26 per common share. Approximately $22 million of this charge represents the Company's share of foreign currency transaction losses incurred by certain of the Company's non-consolidated Canadian affiliates which are accounted for under the equity method of accounting.

                      Report of Independent Accountants on

                          Financial Statement Schedule
                      -----------------------------------

To the Board of Directors of
Stone Container Corporation

Our audits of the consolidated financial statements referred to in our report dated March 26, 1998, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed and appearing in Item 14(a)2 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Chicago, Illinois
March 26, 1998

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

                                                                                                 COLUMN C
                                                                                    COLUMN B    -----------
                                                                                   -----------   ADDITIONS
                                                                                     BALANCE      CHARGED
COLUMN A                                                                               AT        TO COSTS     COLUMN D
---------------------------------------------------------------------------------   BEGINNING       AND      -----------
DESCRIPTION                                                                         OF PERIOD    EXPENSES    DEDUCTIONS
---------------------------------------------------------------------------------  -----------  -----------  -----------
Allowance for doubtful accounts and notes and sales returns and allowances:

  Year ended December 31, 1997...................................................   $    24.3    $    12.0    $     8.5

  Year ended December 31, 1996...................................................   $    22.1    $    14.9    $    12.7

  Year ended December 31, 1995...................................................   $    20.2    $    14.6    $    12.7


                                                                                    COLUMN E
                                                                                   -----------
COLUMN A                                                                             BALANCE
---------------------------------------------------------------------------------   AT END OF
DESCRIPTION                                                                          PERIOD
---------------------------------------------------------------------------------  -----------
Allowance for doubtful accounts and notes and sales returns and allowances:
  Year ended December 31, 1997...................................................   $    27.8
  Year ended December 31, 1996...................................................   $    24.3
  Year ended December 31, 1995...................................................   $    22.1

      STONE CONTAINER CORPORATION

   [LOGO]
           150 North Michigan Avenue
           Chicago, IL 60601-7568

T he body of this report is printed on 75 brightness Mando-Registered Trademark-
  Prime from Abitibi-Consolidated's Fort Frances mill.