Form 10-Q
period 1998-03-31
STONE CONTAINER CORP
filed 1998-05-15
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                              FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly period ended March 31, 1998

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from __________ to __________.

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

                         Yes   X             No
Number of common shares outstanding as of May 11, 1998:  99,736,993


                PART I.  FINANCIAL INFORMATION
                 ITEM 1.  FINANCIAL STATEMENTS
        STONE CONTAINER CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS


                                                   March 31, December 31,
(in millions)                                         1998*         1997
Assets
Current assets:
Cash and cash equivalents. . . . . . . ...       $  108.3   $   112.6
Accounts and notes receivable (less
 allowances of $26.0 and $27.8). . . . . .           665.5       652.7
Inventories. . . . . . . . . . . . . . . .           721.7       716.0
Other. . . . . . . . . . . . . . . . . . .           129.2       114.4
       Total current assets. . . . . . . .         1,624.7     1,595.7
Property, plant and equipment. . . . . . .         4,859.0     4,857.3
Accumulated depreciation and amortization.        (2,524.9)   (2,479.8)
       Property, plant and equipment-net .         2,334.1     2,377.5
Timberlands. . . . . . . . . . . . . . . .            49.8        49.6
Goodwill. . . . . . . . . . . . . . . .  .           441.1       444.0
Investment in non-consolidated affiliates            896.4       878.1
Other. . . . . . . . . . . . . . . . . . .           486.1       479.2
Total assets . . . . . . . . . . . . . . .        $5,832.2   $ 5,824.1

Liabilities and stockholders' equity
Current liabilities:
Accounts payable . . . . . . . . . . . . .        $  332.9   $   327.9
Current maturities of senior long-term debt          418.2       415.9
Income taxes . . . . . . . . . . . . . . .            22.1        26.6
Accrued and other current liabilities. . .           310.5       318.6
          Total current liabilities. . . .         1,083.7     1,089.0
Senior long-term debt. . . . . . . . . . .         3,353.5     3,238.0
Subordinated debt. . . . . . . . . . . . .           697.5       697.5
Other long-term liabilities. . . . . . . .           309.9       306.7
Deferred taxes . . . . . . . . . . . . . .           171.4       216.0
Commitments and contingencies  Note 9. . .
Stockholders' equity:
   Series E preferred stock. . . . . . . .           115.0       115.0
   Common stock (99.7 and 99.3 shares
    Outstanding) . . . . . . . . . . . . .           971.4       966.3
   Accumulated deficit . . . . . . . . . .          (548.6)     (479.5)
   Accumulated other comprehensive income.          (321.4)     (324.6)
   Unamortized expense of restricted
      stock plan . . . . . . . . . . . . .             (.2)        (.3)
          Total stockholders' equity. . .            216.2       276.9
Total liabilities and stockholders' equity        $5,832.2    $5,824.1


*Unaudited; subject to year-end audit
The accompanying notes are an integral part of these statements.




          STONE CONTAINER CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                    AND ACCUMULATED DEFICIT




                                                 Three months ended
                                                        March 31,
(in millions except per share)                      1998        1997
Net sales . . . . . . . . . . . . . . . . . .    $1,265.4    $1,180.8
Cost of products sold . . . . . . . . . . . .     1,047.2       986.8
Selling, general and administrative expenses.       143.8       146.7
Depreciation and amortization . . . . . . . .        67.8        78.5
Equity loss from affiliates . . . . . . . . .         3.4        12.6
Other (income) expense-net. . . . . . . . . .        (7.8)        3.1
Income (loss) before interest expense, income
  taxes, and minority interest. . . . . . . .        11.0       (46.9)
Interest expense. . . . . . . . . . . . . . .      (117.5)     (107.4)
Loss before income taxes and minority
  interest. . . . . . . . . . . . . . . . . .      (106.5)     (154.3)
Credit for income taxes . . . . . . . . . . .        37.4        57.6
Minority interest . . . . . . . . . . . . . .          --          --
Net loss. . . . . . . . . . . . . . . . . . .       (69.1)      (96.7)
Preferred stock dividends . . . . . . . . . .        (2.0)       (2.0)
Net loss applicable to common shares. . . . .   $   (71.1)    $ (98.7)

Accumulated deficit, beginning of period. . .   $  (479.5)    $ (51.5)
Net loss  . . . . . . . . . . . . . . . . . .       (69.1)      (96.7)
Cash dividends on common and preferred stock.          --        (2.0)
Accumulated deficit, end of period. . . . . .   $  (548.6)    $ 150.2)

Per share of common stock:
Net loss:
  Basic/Diluted . . . . . . . . . . . . . . .   $    (.71)    $  (.99)

Cash dividends  . . . . . . . . . . . . . . .   $      --     $    --

Common shares and common share equivalents
  outstanding (weighted average, in millions):
   Basic/Diluted . . . . . . . . . . . . . .         99.6        99.3


  Unaudited; subject to year-end audit

  The accompanying notes are an integral part of these statements.




                STONE CONTAINER CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Three months ended
                                                           March 31,
(in millions except per share)                            1998      1997
Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . .  $ (69.1)  $ (96.7)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization . . . . . . . . . . .     67.8      78.5
  Deferred taxes. . . . . . . . . . . . . . . . . . .    (43.2)    (62.4)
  Foreign currency transaction (gains) losses . . . .     (1.5)      4.5
  Equity loss from affiliates . . . . . . . . . . . .      3.4      12.6
  Other-net . . . . . . . . . . . . . . . . . . . . .     18.1      20.4

Changes in current assets and liabilities:
  Increase in accounts and notes receivable-net . . .    (14.3)     (1.8)
  Increase in inventories . . . . . . . . . . . . . .     (8.2)    (41.7)
  Increase in other current assets. . . . . . . . . .     (5.7)      (.1)
  Decrease in accounts payable and other current
   Liabilities. . . . . . . . . . . . . . . . . . . .     (7.7)    (72.6)
Net cash used in operating activities . . . . . . . .    (60.4)   (159.3)

Cash flows from financing activities:
Borrowings. . . . . . . . . . . . . . . . . . . . . .   121.4      191.4
Payments made on debt . . . . . . . . . . . . . . . .    (6.3)     (10.5)
Payments by consolidated affiliates on non-recourse
  Debt. . . . . . . . . . . . . . . . . . . . . . . .      --       (3.2)
Cash dividends. . . . . . . . . . . . . . . . . . . .      --       (2.0)
Net cash provided by financing activities . . . . . .   115.1      175.7

Cash flows from investing activities:
Capital expenditures. . . . . . . . . . . . . . . . .   (23.8)     (26.3)
Proceeds from sales of assets . . . . . . . . . . . .      .6        2.6
Investments in and advances to affiliates, net  . . .   (35.4)     (4.3)
Other-net . . . . . . . . . . . . . . . . . . . . . .      .7      (5.3)
Net cash used in investing activities . . . . . . . .   (57.9)    (33.3)
Effect of exchange rate changes on cash . . . . . . .    (1.1)     (1.3)
Net decrease in cash and cash equivalents . . . . . .    (4.3)    (18.2)
Cash and cash equivalents, beginning of period. . . .   112.6     112.6
Cash and cash equivalents, end of period. . . . . . .  $108.3    $ 94.4

See Note 8 regarding supplemental cash flow information.

Unaudited; subject to year-end audit

The accompanying notes are an integral part of these statements.



              STONE CONTAINER CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1:  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's financial position as of March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.

NOTE 2:  Reclassifications

Certain prior year amounts have been restated to conform with the current year presentation in the Consolidated Balance Sheets and in the Statements of Operations and Accumulated Deficit.

NOTE 3:  Subsequent Event

On May 10, 1998, the Company agreed to merge (the "Merger") with a subsidiary of Jefferson Smurfit Corporation ("JSC"), a U.S. integrated manufacturer of paperboard, paper and packaging products. The terms of the Merger are set forth in an Agreement and Plan of Merger (the "Merger Agreement"), dated as of May 10, 1998, among JSC, JSC Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of JSC, and the Company. In the Merger, each share of the Company's common stock will be converted into 0.99 of a share of JSC's common stock, par value $0.01 per share (the "JSC Common Stock"), and JSC will be renamed Smurfit-Stone Container Corporation. The Merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and will be accounted for as a purchase.

  Consummation of the Merger, which is expected to close in the fall of 1998, is subject to various conditions, including (i) receipt of approval by the stockholders of each of the Company and JSC of appropriate matters relating to the Merger Agreement and the Merger; (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of requisite regulatory approvals from the European Union and other foreign and domestic regulatory authorities; (iii) registration of the shares of JSC Common Stock to be issued in the Merger under the Securities Act of 1933, as amended; and (iv) satisfaction of certain other conditions.

  The foregoing summary of the Merger Agreement is qualified in its entirety by reference to the text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 12, 1998 and which is incorporated herein by reference.

  On or about May 12, 1998, two putative class action complaints were filed against the individual directors of the Company, the Company and JSC in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 16375-NC and C.A. No. 16391-NC, collectively, the "Complaints"). The Complaints are substantially identical and allege, among other things, that the directors of the Company violated the fiduciary duties owed to the public shareholders of the Company. Each Complaint requests that the Court, among other things, declare that the Complaint is a proper class action and enjoin the Merger and require that the directors place the Company up for auction and/or conduct a market-check to ascertain the Company's value. The Company believes that the Complaints are without merit.


NOTE 4:  Adoption of New Accounting Standard

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income represents the change in stockholders' equity during a period resulting from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has restated its prior period financial statements for comparative purposes as required. The adoption of SFAS 130 had no impact on the Company's consolidated results of operations, financial position or cash flows.


                                               Three months ended
                                                     March 31,
(in millions)                                     1998         1997
Net loss. . . . . . . . . . . . . . . . .      $ (69.1)    $  (96.7)
Other comprehensive income, net of tax:
Foreign currency translation. . . . . . .          3.2        (42.7)
Comprehensive income (loss) . . . . . . .      $ (65.9)    $ (139.4)



                      Accumulated through         Accumulated through
                          March 31, 1998              March 31, 1997
                               Current                    Current
                       Beginning Period   Ending Beginning Period Ending
                         Balance Change  Balance  Balance Change Balance
Minimum pension
 liability adjustment. .$ (31.3) $--   $ (31.3) $ (42.7) $  --   $ (42.7)
Foreign currency
 translation adjust-
 ments. . . . . . . . .  (293.3)  3.2   (290.1)  (178.8)  (42.7)  (221.5)
Accumulated other
 comprehensive income . $(324.6) $3.2  $(321.4) $(221.5) $(42.7) $(264.2)


NOTE 5:  Reconciliation of Basic and Diluted EPS

                                         Three months ended
                                         1998                 1997
                                   Income              Income
in millions, except per share data (Loss)  Shares      (Loss)  Shares
Net loss                           $(69.1)             $(96.7)
Less:  Preferred dividends          (2.0)               (2.0)

Basic EPS
Income available to common
  stockholders                     (71.1)   99.6       (98.7)    99.3
Effect of Dilutive Securities:
  Convertible debt                    (a)      (a)        (a)      (a)
  Exchangeable Preferred Stock        (b)      (b)        (b)      (b)
Diluted EPS                        $(71.1)  99.6       $(98.7)   99.3
Basic Earnings Per Share Amount            $ (.71)             $ (.99)
Diluted Earnings Per Share
  Amount                                   $ (.71)             $ (.99)

(a) Convertible debt effects of $1.3 million and 6.4 million shares are excluded from the diluted EPS computation in 1998 and 1997 because they are antidilutive.

(b) Exchangeable preferred stock effects of $2.0 million and 3.4 million shares are excluded from the dilutive EPS computation in 1998 and 1997 because they are antidilutive.


NOTE 6:  Inventories

Inventories are summarized as follows:
                                           March 31, December 31,
   (in millions)                            1998           1997
   Raw materials and supplies             $261.7       $  263.5
   Paperstock                              343.2          342.1
   Work in process                          20.8           21.5
   Finished products                       115.6          108.5
                                            741.3          735.6
   Excess of current cost over LIFO
      inventory value                       (19.6)        (19.6)
   Total inventories                      $721.7       $  716.0


NOTE 7:  Current Maturities of Long-term Debt

Current maturities of long-term debt at March 31, 1998 and December 31, 1997 consisted of the following:

                                           March 31,  December 31,
   (in millions)                            1998           1997
   11 7/8% Senior Notes due
      December 1,                         $239.7       $  239.7
   12 5/8% Senior Notes due
     July 15,                              150.0          150.0
   Other                                    28.5           26.2
   Total current maturities of
     senior long-term debt                $418.2       $  415.9

See also the "Outlook" section of the MD&A for a discussion of the Company's liquidity and financial condition.

NOTE 8:  Additional Cash Flow Statement Information

 The Company's cash payments for interest and income taxes were as follows:


                                                 Three months ended
                                                      March 31,
     (in millions)                                1998      1997
     Cash paid during the periods for:
       Interest (net of capitalization)          $ 103.7  $98.4
       Income taxes (net of refunds)             $  10.3  $ (5.1)

NOTE 9:  Commitments and Contingencies

On April 6, 1998, a suit was filed against the Company in Los Angeles Superior Court by Chesterfield Investments and DP Investments L.P. (the "Plaintiffs") alleging that the Company owes them approximately $120 million relating to the Company's purchase of the Plaintiffs' interest in Stone Savannah River Pulp & Paper Corporation ("SSR"). In 1991, Stone purchased from Chesterfield Investment its shares of common stock of SSR for approximately $6 million with a contingent payment payable in March 1998 based upon the performance of the operations which were contained in SSR. The Company is vigorously disputing the Plaintiffs' calculation of the contingent payment amount.

  On or about May 12, 1998, two putative class action complaints were filed against the individual directors of the Company, the Company and JSC in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 16375-NC and C.A. No. 16391-NC, collectively, the "Complaints"). The Complaints are substantially identical and allege, among other things, that the directors of the Company violated the fiduciary duties owed to the public shareholders of the Company. Each Complaint requests that the Court, among other things, declare that the Complaint is a proper class action and enjoin the Merger and require that the directors place the Company up for auction and/or conduct a market-check to ascertain the Company's value. The Company believes that the Complaints are without merit.



               STONE CONTAINER CORPORATION AND SUBSIDIARIES

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Provided below is certain financial data for the three months ended March 31, 1998 and 1997.

                                            Three months ended March 31,
                                                   1998        1997
Net sales                                        $1,265.4   $1,180.8
Depreciation and amortization                       67.8       78.5
Interest expense                                   117.5      107.4
Equity loss from affiliates                          3.4       12.6
Loss before income taxes and minority interest        (106.5)    (154.3)
Net loss                                           (69.1)     (96.7)

The Company incurred a net loss of $69.1 million for the 1998 first quarter, or $.71 per share of common stock, as compared with a net loss for the 1997 first quarter of $96.7 million, or $.99 per share of common stock. The increase in sales and the reduction in the Company's net loss primarily resulted from improved selling prices and sales volume for containerboard, corrugated containers and industrial paper bags, which more than offset the effect of lower average selling prices for market pulp.

  Shipments of corrugated containers, including the Company's proportionate share of the shipments by its foreign affiliates, were 14.2 billion square feet for the first quarter of 1998 compared with 13.2
billion square feet for the comparable prior year period.   Shipments of
paper bags and sacks, including the Company's proportionate share of the shipments of S&G Packaging Company, L.L.C., were 120 thousand tons for the three months ended March 31, 1998, compared with 118 thousand tons shipped during the comparable 1997 period.

  Production of containerboard and kraft paper was 1.36 million tons for the three months ended March 31, 1998, compared to 1.38 million tons for the prior year period.


Financial Condition and Liquidity

The Company's working capital ratio was 1.5 to 1 at March 31, 1998 and at December 31, 1997. The Company's long-term debt to total capitalization ratio was 91.2 percent at March 31, 1998 and 88.8 percent at December 31, 1997. Capitalization, for purposes of this ratio, includes long-term debt, deferred income taxes, minority interest and stockholders' equity.

  The Company's primary capital requirements consist of debt service and capital expenditures, including capital investment for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. The Company is highly leveraged, and while highly leveraged, will incur substantial ongoing interest expense.

  The Company's bank credit agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios. On March 26, 1998, the Company and its bank group amended the Company's credit agreement to, among other things, modify certain financial covenant requirements. At March 31, 1998, the Company's bank credit agreement, as amended, provided for four senior secured term loans aggregating $1,054 million which mature through October 1, 2003 and $560 million of senior secured revolving credit facility commitments maturing May 15, 1999 (collectively, the "Credit Agreement").

  At May 11, 1998, the Company had borrowing availability of approximately $294 million (net of letters of credit which reduce the amount available to be borrowed) under its revolving credit facilities in addition to its cash and cash equivalents. Of such amount, approximately $36 million is restricted to fund capital expenditures. The weighted average interest rates on outstanding term loan and revolver borrowings under the Credit Agreement for the three months ended March 31, 1998 were
9.0 percent and 8.6 percent, respectively. The weighted average rates do not include the effect of the amortization of deferred debt issuance costs.

  The Company's various senior note indentures ( the "Senior Notes Indentures") (under which approximately $2.0 billion of debt is outstanding) state that if the Company does not maintain a minimum Subordinated Capital Base (as defined) of $1 billion for any two successive quarters, then the Company will be required to semi-annually offer to purchase 10 percent of such outstanding indebtedness at par until the minimum Subordinated Capital Base is again attained. In the event that the Company's Credit Agreement does not permit the offer to repurchase, then the Company will be required to increase the rates on the notes outstanding under the Senior Note Indentures by 50 basis points per quarter up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained. The Company's Subordinated Capital Base was $840.1 million at March 31, 1998 and was $898.6 million
at December 31, 1997.   In April 1998, the Company, as permitted by the
March 1998 Credit Agreement amendment, made a one-time offer for the repurchase of 10 percent of the senior notes issued under the Senior Note Indentures. The offer expired on April 28, 1998 with approximately $1.3 million of notes having been tendered and purchased at par.

  The Company's senior subordinated indenture dated March 15, 1992 (the "Senior Subordinated Indenture") (under which approximately $594 million of debt was outstanding at March 31, 1998) states that if the Company does not maintain $500 million of Net Worth (as defined) for any two successive quarters, the Company will be required to increase the interest rate on indebtedness outstanding under the Senior Subordinated Indenture by 50 basis points per quarter up to a maximum amount of 200 basis points. The Company's Net Worth (as defined) was $319.8 million at March 31, 1998 and was $378.4 million at December 31, 1997. The Company is therefore required to increase the interest rate on the outstanding debt by 50 basis points effective July 1, 1998.

  There can be no assurance that the Company can achieve or maintain the minimum Subordinated Capital Base or required Net Worth in the future.

Operating activities:

Net cash used by operating activities was $60.4 million for the three months ended March 31, 1998, compared with $159.3 million of cash used by operating activities for the comparable period of 1997. The use of cash during the 1998 first quarter primarily resulted from the first quarter net loss in conjunction with an increase in cash outflows associated with working capital changes. The negative cash flow effects associated with working capital changes resulted from an increase in accounts receivable due to increased demand and improved product pricing, increases in inventories and other current assets and a decrease in accounts payable and other current liabilities.

Financing activities:

During the 1998 first quarter the Company increased its borrowings by $122 million under its revolving credit facility primarily to fund operating cash needs, capital expenditures and debt service obligations.

  The declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Company's Credit Agreement, Senior Note Indentures and Senior Subordinated Indenture. Due to these restrictive provisions, the Company cannot declare or pay dividends on its Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock") or common stock until the Company generates income or issues capital stock to replenish the dividend pool under various of its debt instruments and Net Worth (as defined) equals or exceeds $750 million. Additionally, common stock cash dividends cannot be declared and paid in the event accumulated preferred stock dividend arrearages exist. At March 31, 1998, the dividend pool under the Senior Subordinated Indenture (which contains the most restrictive dividend pool provision) had a deficit of approximately $398 million and Net Worth (as defined) was $319.8 million. In the event six quarterly dividends remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment. At March 31, 1998 the Company had accumulated dividend arrearages on the Series E Cumulative Preferred Stock of $8 million, which represents four consecutive quarters for which dividends have not been paid. The Company did not make its February 15, 1998 dividend payment and absent an amendment from its senior and senior subordinated note holders, the Company is not likely to make dividend payments in 1998.

Investing activities:

Capital expenditures for the three months ended March 31, 1998 totaled approximately $24 million. Additionally, the Company advanced approximately $30 million to Stone Venepal (Celgar) Pulp, Inc., a non-consolidated affiliate of the Company, in the 1998 first quarter.

Outlook:

The Company's liquidity and financial flexibility has been adversely impacted by the net losses and insufficient operating cash flows generated during the past two years and in the first quarter of 1998.

On October 27, 1997, the Company announced its intent to, among other things, sell its ownership interest in Stone-Canada which at the time of sale would have included its 25.2 percent ownership interest in Abitibi-Consolidated, its 50 percent interest in MacMillan-Bathurst and its wholly owned pulp mill located at Portage-du-Fort, Quebec. The Company now intends to sell its interest in Stone-Canada which will include the Abitibi-Consolidated shares and possibly other Canadian assets which are not as yet determined. If completed, this transaction would provide a significant amount of cash to the Company, which would be used to repay debt. Additionally, the Company announced its intent to also sell or monetize certain other of its assets (including any remaining pulp operations) with any proceeds received therefrom to also be applied towards debt reduction. While the Company currently believes that these sales and/or monetizations will be consummated, no assurance can be given that such asset sales or monetizations will be completed. Currently, the Company's debt agreements require that proceeds from asset sales be used only for debt reduction.

  The Company's ability to incur additional indebtedness and refinance its 1998 debt maturities is significantly limited under the Company's debt agreements. The Company has debt amortizations of $409 million of principal plus interest of approximately $360 million (at debt and interest-rate levels as of March 31, 1998) due in the remainder of 1998 and has significant annual debt service requirements beyond 1998. These 1998 debt amortizations include $150 million of 12-5/8 percent Senior Notes due July 15, 1998 and $240 million of 11-7/8 percent Senior Notes due December 1, 1998.

  It is expected that the Company will continue to incur losses unless prices for the Company's products substantially improve. Without achieving price increases and sustaining such levels in the future, the Company's cash resources and borrowing availability under the existing revolving credit facilities could be utilized, thereby reducing such sources of liquidity. While pricing for certain of the Company's products has improved over the depressed levels of 1997, the Company expects to report a net loss for the second quarter of 1998. The Company's primary capital requirements consist of debt service and capital expenditures, including capital investment for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. The Company is highly leveraged and as a result incurs substantial ongoing interest expense. Besides the 1998 debt service requirements previously mentioned, the Company, based upon indebtedness outstanding at March 31, 1998, will be required to make debt principal repayments of approximately $476 million in 1999, $465 million in 2000 and $603 million in 2001. In the event that operating cash flows, proceeds from any assets sales, borrowing availability under its revolving credit facilities or from other financing sources do not provide sufficient liquidity for the Company to meet its obligations, including its debt service requirements, the Company will be required to pursue other alternatives to repay indebtedness and improve liquidity, including cost reductions, deferral of certain discretionary capital expenditures and seeking amendments to its debt agreements. No assurances can be given that such measures, if required, would generate the liquidity required by the Company to operate its business and service its obligations.

  On May 10, 1998, the Company agreed to merge (the "Merger") with a subsidiary of Jefferson Smurfit Corporation ("JSC"), a U.S. integrated manufacturer of paperboard, paper and packaging products. The terms of the Merger are set forth in an Agreement and Plan of Merger (the "Merger Agreement"), dated as of May 10, 1998, among JSC, JSC Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of JSC, and the Company. In the Merger, each share of the Company's common stock will be converted into 0.99 of a share of JSC's common stock, par value $0.01 per share (the "JSC Common Stock"), and JSC will be renamed Smurfit-Stone Container Corporation. The Merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and will be accounted for as a purchase.

    Consummation of the Merger, which is expected to close in the fall of 1998, is subject to various conditions, including (i) receipt of approval by the stockholders of each of the Company and JSC of appropriate matters relating to the Merger Agreement and the Merger; (ii) the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of requisite regulatory approvals from the European Union and other foreign and domestic regulatory authorities; (iii) registration of the shares of JSC Common Stock to be issued in the Merger under the Securities Act of 1933, as amended; and (iv) satisfaction of certain other conditions.

    The foregoing summary of the Merger Agreement is qualified in its entirety by reference to the text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 12, 1998 and which is incorporated herein by reference.

  On or about May 12, 1998, two putative class action complaints were filed against the individual directors of the Company, the Company and JSC in the Court of Chancery of the State of Delaware in and for New Castle County (C.A. No. 16375-NC and C.A. No. 16391-NC, collectively, the "Complaints"). The Complaints are substantially identical and allege, among other things, that the directors of the Company violated the fiduciary duties owed to the public shareholders of the Company. Each Complaint requests that the Court, among other things, declare that the Complaint is a proper class action and enjoin the Merger and require that the directors place the Company up for auction and/or conduct a market-check to ascertain the Company's value. The Company believes that the Complaints are without merit.



                     PART II.  OTHER INFORMATION


Item 2.  Changes in Securities

As previously reported in a Report on Form 8-K dated May 13, 1998, the Company amended the Rights Agreement, dated as of July 25, 1988 and amended as of July 23, 1990, May 16, 1996 and
May 10, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

 11    Computation of Basic and Diluted Net Loss Per Common Share.

 27 Financial Data Schedule for the three months ended March 31, 1998.

(b)   Reports on Form 8-K

1. A Report on Form 8-K dated May 12, 1998 was filed under Item 2 - Acquisition or Disposition of Assets and Item 7 - Exhibits.
2. A Report on Form 8-K dated May 13, 1998 was filed under Item 5 - Other Events and Item 7 - Exhibits.


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

Date:  May 15, 1998