Form 10-K/A
period 1997-12-31
STONE CONTAINER CORP
filed 1998-06-23
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K/A

  (x) Annual Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1997.
      or
  ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ____________.
Commission file number 1-3439

STONE CONTAINER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware                              36-2041256
(State or other jurisdiction of )    (I.R.S. employer incorporation or
organization)        identification no.)

150 North Michigan Avenue, Chicago, Illinois    60601
(Address of principal executive offices)       (Zip code)

Registrant's telephone number:  312 346-6600
Securities registered pursuant to Section 12(b) of the Act:

                                  Name of each exchange on
Title of each class               which registered
Common Stock                      New York Stock Exchange
Rights to purchase Series D
 Preferred Stock                  New York Stock Exchange
$1.75 Series E Cumulative
 Convertible Exchangeable
 Preferred Stock                  New York Stock Exchange
12-5/8% Senior Notes due
 July 15, 1998                    New York Stock Exchange
11-7/8% Senior Notes due
 December 1, 1998                 New York Stock Exchange
11% Senior Subordinated Notes due
 August 15, 1999                  New York Stock Exchange
9-7/8% Senior Notes due
 February 1, 2001                 New York Stock Exchange
10-3/4% Senior Subordinated
 Debentures due April 1, 2002     New York Stock Exchange
Series B 10-3/4% Senior
 Subordinated Debentures due
 April 1, 2002 and 1-1/2% Supplemental
 Interest Certificates            New York Stock Exchange
10-3/4% First Mortgage Notes due
 October 1, 2002                  New York Stock Exchange
11-1/2% Senior Notes due
 October 1, 2004                  New York Stock Exchange
6-3/4% Convertible Subordinated
 Debentures due February 15, 2007 New York Stock Exchange
Rating Adjustable Senior Notes
 due August 1, 2016               New York Stock Exchange


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

The aggregate market value as of March 26, 1998 of the voting common stock held by non-affiliates of the Registrant was approximately $1,181,000,000.

The number of shares of common stock outstanding at March 26, 1998 was 99,717,665.

The Proxy Statement, to be filed on or before April 30, 1998, for the Annual Meeting of Stockholders scheduled May 12, 1998 is partially incorporated by reference into Part III, Items 10, 11, 12 and 13; and Part IV, Item 14, excluding the sections entitled "Compensation Committee Report on Executive Compensation" and "Performance Graph."

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1997 on Form 10-K as set forth in the pages attached hereto.


                               PART IV

Item 14(a)2.  Financial Statement Schedules
              Financial Statements of Abitibi-Consolidated Inc.

Item 14(d).   Separate Financial Statements of Affiliates




CONSOLIDATED EARNINGS

Year ended December 31
(millions of Canadian dollars, except per share amounts)
                                            1997    1996    1995
Gross sales                                     $4,166    $4,456   $4,259
Freight expenses                                   419       374      351
Net sales                                        3,747     4,082    3,908
Cost of sales                                    3,127     3,072    2,693
Depreciation and amortization                      325       301      219
Selling, general and administrative expenses       176       185      145
Non-recurring expenses relating to the
  amalgamation (note 4)                             77         -        -
Restructuring expenses (note 5)                     10        28        6
Operating profit from continuing operations         32       496      845
Interest expense on long-term debt                 115       113       99
Debt extinguishment costs and write-off of
  redundant fixed assets relating to the
  amalgamation (note 4)                             98         -        -
Unusual items (note 6)                               -       (27)      37
Other expense (income), net (note 7)                 -        (6)       -
Earnings (loss) from continuing operations
  before income taxes                             (181)      416      709
Recovery of (provision for) income taxes
  (note 8)                                          49      (154)    (251)
Earnings (loss) from continuing operations        (132)      262      458
Earnings from discontinued operations, net of
  Income tax expense of $7
  (1996 - $4; 1995 - $3)(note 13)                   11         6        5
Net earnings (loss) for the year                $ (121)   $  268   $  463

Per common share
  Earnings (loss) from continuing operations    $(0.68)   $ 1.35   $ 2.89
  Net earnings (loss) for the year
    Basic                                        (0.62)     1.39     2.92
    Fully diluted                                (0.62)     1.37     2.62
Weighted average number of common shares
  outstanding (millions)
    Basic                                        194.0     193.4    156.0
    Fully diluted                                197.5     197.2    179.8
Fully diluted number of common shares
  outstanding at year-end (millions)             197.5     197.3    195.1




Consolidated Retained Earnings


Year ended December 31
(millions of Canadian dollars)

                                          1997     1996    1995
Retained earnings, beginning of year           $ 804      $ 572    $ 285
Net earnings (loss) for the year                (121)       268      463
Dividends declared                               (67)       (36)     (25)
Transaction costs of amalgamation, net of
  Deferred income tax recoveries of $8           (27)         -        -
Purchase of common shares in excess of
  average stated capital (note 15(b))              -          -     (140)
Unamortized convertible subordinated debenture
  issue costs, net of deferred income tax
  recoveries of $1                                 -          -       (3)
Interest on equity element of convertible
  debentures, net of deferred income tax
  recoveries of $3                                 -          -       (8)
Retained earnings, end of year                 $ 589      $ 804    $ 572









CONSOLIDATED BALANCE SHEETS



December 31
(millions of Canadian dollars)
                                                   1997    1996
ASSETS
Current assets
  Cash and deposits                                       $  46    $  76
  Accounts receivable (note 9)                              481      529
  Inventories (note 10)                                     417      497
  Prepaid expenses                                           28       30
  Current assets of discontinued operations (note 13)       232      156
                                                          1,204    1,288

Fixed assets (note 11)                                    4,104    4,016
Investments and other assets (note 12)                       43       84
Deferred pension cost                                       170      181
Goodwill                                                    733      755
Non-current assets of discontinued operations (note 13)      41       44
                                                         $6,295   $6,368

LIABILITIES
Current liabilities
  Bank indebtedness                                      $    -   $    15
  Accounts payable and accrued liabilities
    Continuing operations                                   663       668
    Discontinued operations                                  92        72
  Dividends payable                                          19         9
  Current portion of long-term debt
    Recourse (note 14(a))                                    90       130
    Non-recourse (note 14(b))                                17        22
  Preferred shares (note 15(c))                               -        10
                                                            881       926

Long-term debt
  Recourse (note 14(a))                                   1,338     1,147
  Non-recourse (note 14(b))                                 294       249
Deferred income taxes                                       594       647
                                                          3,107     2,969

SHAREHOLDERS' EQUITY
Common shares (note 15(b))                                2,599     2,595
Retained earnings                                           589       804
                                                          3,188     3,399
                                                         $6,295    $6,368


</TABLE?



Approved by the Board
James Doughan          Ronald Y. Oberlander          John Tory
  Director                    Director               Director









CHANGES IN CONSOLIDATED CASH POSITION

Year ended December 31
(millions of Canadian dollars)
                                           1997    1996    1995
Continuing operating activities
  Earnings (loss) from continuing operations    $(132)    $ 262    $ 458
  Depreciation                                    304       279      203
  Goodwill amortization                            21        22       16
  Provision for (recovery of) deferred income
    Taxes                                         (55)      124      245
  Non-recurring expenses relating to the
    Amalgamation                                  115         -        -
  Restructuring expenses                           10        28        -
  Other non-cash items                              5        (6)      17
                                                  268       709      939
  Changes in non-cash operating working capital
    components of continuing operations           123       (93)     (96)
Cash generated by continuing operating
  Activities                                      391       616      843
Financing activities of continuing operations
  Increase in long-term debt and bank
    Indebtedness                                1,502       483      392
  Repayment of long-term debt and bank
    Indebtedness                               (1,373)     (393)    (152)
  Transaction costs of amalgamation               (35)        -        -
  Issuance of common shares on conversion of
    convertible debentures and on acquisition      -         25      802
  Purchase of common shares for cancellation       -          -     (194)
  Issuance of redeemable preferred shares on
    Acquisition                                    -          -      500
  Preferred shares redeemed and cancelled        (10)      (100)    (401)
  Retirement of convertible debentures             -        (24)    (626)
  Other                                            7         (1)     (12)
Cash generated by (used in) financing
  activities of continuing operations             91        (10)     309
Investing activities of continuing operations
  Additions to fixed assets                     (437)      (670)    (597)
  Acquisition (note 3)                             -          -     (731)
  Decrease in investments and other assets        24         12        5
Cash used in investing activities of
  continuing operations                         (413)      (658)  (1,323)
Dividends paid to common shareholders            (57)       (36)     (16)
Cash generated by (used in) continuing
  Operations                                      12        (88)    (187)
Cash used in discontinued operations             (42)       (24)       -
Decrease in cash during the year                 (30)      (112)    (187)
Cash and deposits, beginning of year              76        188      375
Cash and deposits, end of year                $   46     $   76   $  188







CONSOLIDATED BUSINESS SEGMENTS

Year ended December 31
(millions of Canadian dollars)

                                          Net   Cost of     Gross
1997                                    Sales     Sales    Profit
Newsprint                                    $1,830      $1,511     $  319
Value-added groundwood paper                  1,139         904        235
Non-recurring expenses relating
  to the amalgamation                             -           -          -
  Total Paper (1) & (2)                       2,969       2,415        554
Kraft pulp (1)                                   73          65          8
Lumber (5)                                      170         127         43
Newsprint purchased and resold
  and commissions (3) & (4)                     535         520         15
                                             $3,747      $3,127     $  620


1996
Newsprint                                    $1,950      $1,394     $  556
Value-added groundwood paper                  1,237         841        396
  Total Paper (1) & (2)                       3,187       2,235        952
Kraft pulp (1)                                   61          58          3
Lumber                                          131          95         36
Newsprint purchased and resold
  and commissions (3) & (4)                     703         684         19
                                             $4,082      $3,072     $1,010


1995
Newsprint                                    $2,079      $1,321     $  758
Value-added groundwood paper                  1,175         761        414
  Total Paper (1) & (2)                       3,254       2,082      1,172
Kraft pulp (1)                                   16           7          9
Lumber                                           67          50         17
Newsprint purchased and resold
  and commissions (3) & (4)                     571         554         17
                                             $3,908      $2,693     $1,215


(1) On November 1, 1995, the Company acquired Rainy River Forest Products Inc. (see note 3) increasing annual newsprint, value-added paper and kraft pulp capacity by 870,000 tonnes.

(2) The Paper Business consists of the Company's 16 wholly-owned paper mills and 50% of the Company's two newsprint joint venture mills.

(3) The Newsprint purchased and resold and commissions business segment consists of sales of the Company's joint venture partners' share of production of the newsprint joint venture mills and as of November 1, 1995 the 387,000 tonnes of newsprint from Boise Cascade's DeRidder, Louisiana mill. Also included are commissions received on sales of 160,000 (1996 - 154,000; 1995 - 171,000) tonnes of newsprint for the Pine Falls Paper Company and 245,000 (1996 - 260,000; 1995 - 282,000) tonnes of newsprint sold for Stone Container Corporation's Snowflake, Arizona mill.



 Selling,                  Non-
 General              recurring
     and                    and          Paper
 Adminis- Depreciation Restruct- Operat-  Pro-    Paper     Fixed
 trative      and         uring    ing  uction    Sales     Asset     Total
Expenses  Amortization Expenses Profit (000s of tonnes) Additions(7) Assets
 $  119     $  195       $   -   $  5   2,756    2,825    $  243     $3,583
     54        118          10     53   1,306    1,340       168      2,127

     -          -           77    (77)
    173        313          87    (19)  4,062    4,165       411      5,710
      3          3           -      2     120      115         7         86
      7          9           -     27                         19        201


     (7)(6)     -            -     22     726      728        -          25
 $  176     $  325       $  87   $ 32   4,908    5,008    $  437     $6,022


 $  117     $  182       $  15   $242   2,450    2,444    $  342     $3,616
     65        108          13    210   1,334    1,211       286      2,314
    182        290          28    452   3,784    3,655       628      5,930
      4          3           -     (4)     89      110         5         85
      2          8           -     26                         37        134

     (3)(6)      -           -     22     688      690         -         19
 $  185     $  301       $  28   $496   4,561    4,455    $  670     $6,168

 $   93     $  133       $   4   $528   2,418    2,443
     56         82           2    274   1,197    1,129
    149        215           6    802   3,615    3,572
      1         -            -      8      20       14
      2          4           -     11

     (7)(6)      -           -     24     370      365
 $  145     $  219       $   6   $845   4,005    3,951


(4) In 1995 and 1996, this business segment also included the Company's lumber and panelboard brokerage operations which was discontinued in the third quarter of 1996. Sales for lumber and panelboard were $373 million and $504 million in 1996 and 1995, respectively. Operating profit related to lumber and panelboard brokerage was $2 million and $9 million in 1996 and 1995, respectively.

(5) In 1997, Lumber production was 439 million board feet (1996 - 332 million; 1995 - 237 million). In 1997, Lumber sales were 410 million board feet (1996 - 327 million; 1995 - 213 million).

(6) Selling, general and administrative expenses include commission income of $12 million (1996 - $14 million; 1995 - $15 million).

(7) Fixed asset additions include adjustments for amounts in accounts payable and accrued liabilities related to capital expenditures.



CONSOLIDATED GEOGRAPHIC SEGMENTS(1)


Year ended December 31
(millions of Canadian dollars)



                                               Net      Cost of      Gross
1997                                    Sales      Sales       Profit
Canada                                     $   325      $   256   $     69
U.S.A.                                       2,577        2,164        413
International(2)                               845          707        138
Non-recurring expenses relating to
  the amalgamation                               -            -          -
                                            $3,747      $ 3,127   $    620

1996
Canada                                      $  361      $   251   $    110
U.S.A.                                       3,043        2,310        733
International (2)                              678          511        167
                                            $4,082      $ 3,072   $  1,010

1995
Canada                                      $  462      $   299   $    163
U.S.A.                                       2,779        1,944        835
International (2)                              667          450        217
                                            $3,908      $ 2,693   $  1,215







(1) Geographic segments reflect the ultimate sales destination for the products. Sales and cost of sales by manufacturing location are as follows:


                                 1997              1996            1995
                         Net     Cost      Net     Cost     Net    Cost
                       Sales   of Sales  Sales   of Sales  Sales  of Sales
Canada                 $2,656   $2,115   $2,909   $2,074   $3,054   $1,922
U.S.A.                    875      837      927      821      620      562
International             216      175      246      177      234      209
                       $3,747   $3,127   $4,082   $3,072   $3,908   $2,693





Selling,                  Non-
 General              recurring
     and                    and          Paper
 Adminis- Depreciation Restruct- Operat-  Pro-    Paper     Fixed
 trative      and         uring    ing  uction(3) Sales     Asset     Total
Expenses  Amortization Expenses Profit (000s of tonnes) Additions(4) Assets
$   17     $   29       $   1   $ 22   3,438      302    $   43     $  549
   113        215           8     77   1,222    3,454       291      3,988
    46         81           1     10     248    1,252       103      1,485

     -          -          77    (77)
$  176     $  325       $  87   $ 32   4,908    5,008    $  437     $6,022


$   18     $   31       $   3   $ 58   3,188      249    $   78     $  642
   133        216          20    364   1,133    2,950       483      4,450
    34         54           5     74     240    1,256       109      1,094
$  185     $  301       $  28   $496   4,561    4,455    $  670     $6,168


$   20     $   30       $   1   $112   3,051     354
    99        150           4    582     707   2,514
    26         39           1    151     247   1,083
$  145     $  219       $   6   $845   4,005   3,951

(2) International markets consist of all markets outside Canada and the United States.
(3) All of the Company's production of lumber occurs in Canada. In 1997, 43% (1996 - 55%; 1995 - 48%) of lumber was sold in the United States and 57% (1996 - 45%; 1995 - 52%) was sold in Canada.
(4) Fixed asset additions include adjustments for amounts in accounts payable and accrued liabilities related to capital expenditures.



Notes to Consolidated Financial Statements
December 31, 1997, 1996, and 1995 (tabular amounts in millions of Canadian dollars)

1. Summary of significant accounting policies
These financial statements are expressed in Canadian dollars and are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These financial statements are not intended to provide disclosures which would typically be found in financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). Form 40-F, filed with the United States Securities and Exchange Commission, includes a description of the differences between Canadian GAAP and U.S. GAAP as they apply to the Company.

(a) Basis of presentation
The   amalgamation  of  Abitibi-Price  Inc.  (Abitibi-Price)   and   Stone-
Consolidated   Corporation  (Stone-Consolidated)  was   approved   by   the
shareholders of the companies effective May 30, 1997. On amalgamation each common share of Abitibi-Price was exchanged for one common share of Abitibi-Consolidated Inc. and each common share of Stone-Consolidated was exchanged for 1.0062 common shares of Abitibi-Consolidated Inc. All common share numbers have been restated to reflect this share exchange ratio. In these financial statements the amalgamation has been accounted for as a pooling of interests and, as a result, the consolidated balance sheets, statements of earnings, retained earnings and changes in cash position have been prepared as though Abitibi-Price and Stone-Consolidated had been combined since their inception. Under this method, the assets and liabilities have been recorded at historical carrying values and the earnings of Abitibi-Consolidated Inc. are comprised of the earnings of Abitibi-Price and Stone-Consolidated.

  The net assets of each combining company as at May 30, 1997 were as follows:

                                          Abitibi-            Stone-
                                            Price      Consolidated
     Total assets                          $2,610            $3,924
     Total liabilities                      1,552             1,685
     Net assets                            $1,058            $2,239

The net sales and losses of each combining company for the period January 1, 1997 to May 30, 1997 were as follows:

                                          Abitibi-            Stone-
                                            Price      Consolidated
Net sales                             $  973            $  781
Net loss                                  30                70

Upon amalgamation, the issued, and then outstanding, common shares of Abitibi-Consolidated Inc. totalled 193.9 million of which approximately 46% were held by the former shareholders of Abitibi-Price and approximately 54% were held by the former shareholders of Stone-Consolidated. The quoted market value of these shares, on the first trading day after amalgamation, was $4.8 billion.

  These   financial  statements  consolidate  the  accounts   of   Abitibi-
Consolidated Inc., its subsidiary companies, the Company's proportionate interest in its U.S. joint venture partnerships comprising Augusta Newsprint Company (Augusta) - 50%, Alabama River Newsprint Company (Alabama) - 50% and Alabama River Recycling Company (Alabama Recycling) - 50%, Voyageur Panel Limited - 21%, Star Lake Hydro Partnership - 51% and the Company's investments in joint venture sawmills in Quebec.

(b) Use of estimates
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses for the reported period. Actual results could differ from those estimates.

(c) Translation of foreign currencies
Assets and liabilities denominated in foreign currencies are translated at year end exchange rates. Revenues and expenses are translated at prevailing market rates.

  The net U.S. dollar assets of self-sustaining joint ventures and subsidiaries hedge a portion of the Company's U.S. dollar debt. Any remaining U.S. dollar debt, is generally hedged by future U.S. dollar revenue. Exchange gains or losses on U.S. dollar debt, hedged by future revenue, are deferred and included in earnings in the period that the revenue is earned.

  Realized gains and losses on option and forward exchange rate contracts that hedge anticipated revenues are included in earnings when the revenue is earned. Option and forward exchange rate contracts that do not provide an effective hedge are recorded at market value and any gains or losses (realized or unrealized) are included in earnings.

(d) Inventories
Inventories are valued at the lower of average cost and net recoverable amount. Cost is calculated using the absorption cost method including depreciation.

(e) Fixed assets and depreciation
Fixed assets are recorded at cost, including capitalized interest and preproduction costs. Investment tax credits and government capital grants received reduce the cost of the related fixed assets.
  Depreciation is provided at rates which amortize the fixed asset cost over the productive life of the asset. The principal fixed asset category is production equipment which is generally depreciated over 20 years on a straight-line basis.

(f) Environmental costs
Environmental expenditures that continue to benefit the Company are recorded at cost and capitalized as part of fixed assets. Depreciation is charged to income over the estimated future benefit period of the asset. Environmental expenditures that do not provide a benefit to the Company in future periods are expensed as incurred.

(g) Investments
Long-term investments are recorded at the lower of cost and net recoverable amount.

(h) Pension costs
Earnings are charged with the cost of pension benefits earned by employees as services are rendered. Pension expense is determined using management's best estimates of expected investment yields, wage and salary escalation, mortality rates, terminations and retirement ages. Adjustments arising from pension plan amendments, experience gains and losses, and assumption changes are amortized to earnings over the average remaining service lives of the members.

  Any difference between pension expense (determined on an accounting basis) and funding (as required by regulatory authorities) gives rise to deferred pension costs.

  Employee post-retirement costs are expensed on a "pay-as-you-go" basis.

(i) Goodwill
Goodwill is recorded at the lower of book value and net recoverable amount and is amortized over its estimated period of future benefit - generally 40 years. Any impairment in value is recorded in earnings when it is identified based on management's projected undiscounted future cash flows from the related operations.

(j) Income taxes
Income taxes are recorded by the deferral method of accounting using historical income tax rates. Deferred income taxes result from differences in the timing of income and expense recognition for accounting and tax purposes.

(k) Research and development costs
Research costs are expensed as incurred. Development costs for technically and commercially feasible products or processes which management intends to produce and market and/or use are deferred until commercial use begins. At that time, these costs are charged to earnings over the estimated commercial life of the product or process. In 1997, the Company expensed $11 million (1996 - $12 million; 1995 - $8 million) of these costs.

Notes to Consolidated Financial Statements
December 31, 1997, 1996, and 1995 (tabular amounts in millions of Canadian dollars)

2. Newsprint joint ventures
The Company's investments in newsprint joint ventures are accounted for using the proportionate consolidation method. The Company's results of operations, changes in cash position and financial position include the impact of the joint ventures as follows:

                                             1997
                                                        Proportionate
                                Equity                     Accounting
                            Accounting                      for Joint
                             for Joint       Increase      Venture as
                              Ventures      (Decrease)       Reported
Consolidated Earnings Statements
  from continuing operations
Net sales                       $3,747        $    -             $3,747
Operating profit                    (3)            35                32
Income from joint ventures           9             (9)                -
Interest expense                   (89)           (26)             (115)
Amalgamation costs                 (98)             -               (98)
Unusual items and other
 income and expense, net             -              -                -
Earnings (loss) before income
  taxes                            (181)             -              (181)
Net earnings (loss) from
 continuing operations            (132)             -              (132)

Changes in Consolidated
 Cash Position from
 continuing operations
Operating activities            $  362        $    29            $  391
Financing activities               113            (22)               91
Investing activities              (406)            (7)             (413)
Dividends paid                     (57)             -               (57)
Cash generated by (used in)
 continuing operations          $   12        $    -             $   12

Consolidated Balance Sheets
Current assets                  $1,184        $   20             $1,204
Fixed assets                     3,734           370              4,104
Investments in joint ventures      103          (103)               -
Deferred pension cost              176            (6)               170
Other assets                       807            10                817
Total assets                    $6,004        $  291             $6,295

Current liabilities             $  863        $   18             $  881
Long-term debt:
  Recourse                      1,338             -                 1,338
  Non-recourse                     21            273                  294
Deferred income taxes             594             -                   594
Shareholders' equity            3,188             -                 3,188
Total liabilities and equity   $6,004         $  291               $6,295


2. Newsprint joint ventures (continued)


                                 1996                          1995
                            Proportionate                   Proportionate
            Equity             Accounting   Equity             Accounting
         Accounting             for Joint Accounting            for Joint
          for Joint   Increase Venture as for Joint   Increase Ventures as
           Ventures  (Decrease)  Reported  Ventures  (Decrease)  Reported
Consolidated Earnings Statements
  from continuing operations
Net sales    $4,082    $     -     $4,082    $3,908     $    -     $3,908
Operating
 profit         433         63        496       769         76        845
Income from
 joint ventures  38        (38)         -        45        (45)         -
Interest
 Expense        (88)       (25)      (113)      (67)       (32)       (99)
Amalgamation
 Costs            -          -          -         -          -          -
Unusual items
 and other
 income and
 expense, net    33          -         33       (38)         1        (37)
Earnings (loss)
 before income
 taxes          416           -        416       709          -        709
Net earnings
 (loss) from
 continuing
 operations    262           -        262       458          -        458

Changes in Consolidated
 Cash Position from
 continuing operations
Operating
 Activities $  542        $ 74     $  616    $  778       $  65    $  843
Financing
 Activities     87         (97)       (10)      348         (39)      309
Investing
 Activities   (651)         (7)      (658)   (1,313)        (10)   (1,323)
Dividends
 Paid          (36)          -        (36)      (16)         -        (16)
Cash generated
 by (used in)
 continuing
 operations  $ (58)      $ (30)    $  (88)  $  (203)     $  16     $ (187)

Consolidated
 Balance Sheets
Current
 Assets    $ 1,268       $  20    $ 1,288
Fixed
 Assets      3,645         371      4,016
Investments
  in joint
 ventures      131        (131)         -
Deferred
 pension
 cost          187          (6)       181
Other
 Assets        872          11        883
Total
 Assets    $ 6,103      $  265    $ 6,368

Current
 Liabilities $ 903      $   23    $   926
Long-term debt:
  Recourse  1,147           -       1,147
  Non-
   Recourse     7         242         249
Deferred
 income
 taxes        647           -         647
Shareholders'
  Equity    3,399           -       3,399
Total
 Liabilities
 and
 equity   $ 6,103       $  265    $ 6,368



Notes to Consolidated Financial Statements
December 31, 1997, 1996, and 1995
(tabular amounts in millions of Canadian dollars)

3. Acquisition
Rainy River Forest Products Inc.
On November 1, 1995, the Company acquired and subsequently amalgamated with Rainy River Forest Products Inc. (Rainy River). Rainy River was a manufacturer and marketer of newsprint, value-added groundwood papers and kraft pulp. It owned and operated three integrated pulp and paper mills located in Kenora and Fort Frances, Ontario and West Tacoma, Washington (U.S.A.).

  The purchase method was used to account for the business combination and the results of operations of Rainy River are included from the date of acquisition. The allocation of the purchase price was as follows:

Assets acquired
  Working capital                          $    94
  Fixed assets                                 844
  Goodwill                                     292
  Other                                         17
                                              1,247

Liabilities assumed
  Long-term debt                               148
  Deferred income taxes                         99
  Convertible subordinated debentures          269
                                               516
Net assets acquired at fair value          $   731

Consideration
  Issuance of 11.9 million common shares   $  216
  Issuance of 23.2 million cumulative
   preferred shares with an 8% dividend
   rate per annum                             500
  Cash                                         15
                                           $  731


4. Amalgamation costs
Charges of $175 million relating to the amalgamation were expensed in 1997 as follows:

Employee severance and related expenses    $    35
Moving expenses                                 14
Pension plan settlement expense                 15
Other                                           13
                                                77
Debt extinguishment costs                        59
Write-off of redundant fixed assets              39
                                                 98
                                           $    175

5. Restructuring expenses
                                                   1997     1996     1995
Machine closure at the Kenogami mill              $  10    $   -    $   -
Thermo-mechanical pulping conversions                 -        28       -
Relocation of inside sales and customer
  service offices                                     -         -       6
                                                  $  10    $   28   $   6

In 1997, the Company incurred one-time restructuring charges on the closure of a paper machine at the Kenogami mill, which consisted of $2 million for the write-off of a paper machine and $8 million for employee severance and retraining.

  In  1996,  the  Company incurred one-time restructuring  charges  on  the start-up of two thermo-mechanical pulping plants, which consisted of $19 million for the write-off of redundant fixed assets and $9 million for employee severance.

6. Unusual items
                                                    1997     1996    1995
Net proceeds from insurance claims relating to
 assets destroyed by flooding at the Kenogami
 mill and hydro plant and Port Alfred mill         $  -     $ (27)   $  -
Gain on sale of Thunder Bay, Ontario newsprint
  Mill                                                -         -      (4)
Redemption expenses                                   -         -      41
                                                   $  -     $ (27)   $ 37

The redemption expenses of $41 million, in 1995, consist primarily of $37 million for early debt repayment.

7. Other expense (income), net
                                                1997      1996      1995
Interest income                                $ (13)    $ (14)    $ (24)
Discounts on sales of accounts receivable
 (note 9)                                          6        11        13
Other                                              7        (3)       11
                                               $   -     $  (6)    $   -


8.  Income taxes
The Company's recovery of (provision for) income taxes and effective income tax rates are:

                                                  1997     1996     1995
Earnings (loss) from continuing operations
 before income taxes                             $(181)   $ 416    $ 709
Recovery of (provision for) income taxes            49     (154)    (251)
Effective income tax rate                           27%      37%      35%
Reconciliation to statutory tax rate:
Average combined Canadian federal/provincial
 income tax rate                                    39%      39%      38%
Manufacturing and processing allowances             (7)      (4)      (6)
Non-deductible goodwill amortization                (5)       2        1
Canadian large corporations tax                     (5)       2        1
Difference in tax rates for foreign subsidiaries     2        -        1
Other                                                3       (2)       -
Effective income tax rate                           27%      37%      35%

At December 31, 1997, the Company's U.S. and Canadian operations had $404 million in tax loss carry-forwards which are available to reduce taxable income in future years and expire between 2004 and 2009. Also, at December 31, 1997, the Company's U.K. subsidiaries had $65 million in tax loss carry-forwards which are available to reduce taxable income indefinitely. The benefits of these non-capital tax loss carry-forwards were recorded in earnings in the years incurred.

9. Accounts receivable
The Company had an ongoing program to sell accounts receivable, with minimal recourse, to major banks pursuant to sale agreements. The Company acted as a service agent and administered the collection of the accounts receivable sold pursuant to these agreements. These agreements were terminated when the Company refinanced its debt on amalgamation in May 1997. In December 1997, the Company resumed the practice of selling trade accounts receivable to a major bank and these proceeds were used to repay long-term debt. At December 31, 1997, the Company had sold $287 million (1996 - $174 million) of accounts receivable to major banks. The maximum credit risk exposure to the Company at December 31, 1997 was $17 million (1996 - $13 million).

10. Inventories
                                                  1997       1996
Finished goods                                  $  134     $  211
Materials and supplies                             200        194
Pulpwood                                            83         92
                                                $  417     $  497


11. Fixed assets
                                1997                         1996
                     Accumulated    Net Book       Accumulated   Net Book
                Cost Depreciation    Value    Cost  Depreciation    Value
Property, plant
 and equipment $6,281     $2,226    $4,055   $5,900      $1,931     $3,969
Timberlands        74         25        49       77          30         47
               $6,355     $2,251    $4,104   $5,977      $1,961     $4,016

During the year, $7 million (1996 - $17 million; 1995 - $18 million) of interest was capitalized to fixed assets. In addition, the Company recorded $1 million (1996 - $6 million) of investment tax credits that reduced the cost of the related fixed assets.

12. Investments and other assets
                                                               1997   1996
Pine Falls Paper Company Limited
  Subordinated $37 million debenture maturing
   in 2004, accruing 10% simple interest to 2000, and
  17% semi-annual compound interest payable thereafter;
  repaid in 1997                                             $  -     $ 27
Unamortization portion of debt financing costs                  14      29
Exchange loss on long-term debt hedged by future revenue
 and other                                                      29      28
                                                             $  43    $ 84

13. Discontinued operations
In December 1997, the Company decided to sell its Office Products Division. The Company subsequently signed a letter of intent to sell its U.S. and Mexican operations for U.S.$110 million. This transaction is expected to be completed in the first half of 1998. Net proceeds on the disposition of this Division are expected to exceed net book value and any gain will be recorded when realized.

  Accordingly, the Company's Office Products Division has been classified as discontinued operations. The following amounts related to the Office Products Division have been included in these financial statements:

                                                 1997      1996
Cash                                            $  15     $  11
Accounts receivable                               111        51
Inventories                                       104        93
Prepaid expenses                                    2         1
Current assets of discontinued operations       $ 232     $ 156
Fixed and other assets                          $  11     $  13
Goodwill                                           30        31
Non-current assets of discontinued operations   $  41     $  44
Sales                                           $ 817     $ 647

Effective July 1, 1996, the Company acquired all of the outstanding shares of Tenex Data Corporation (Tenex), of Toronto, Ontario, a distributor of computer supplies and data storage products and a paper converter, for cash consideration of $22 million. The purchase method was used to account for the business combination and the results of operations of Tenex are included in discontinued operations from the date of acquisition.

14. Long-term debt

(a)  Recourse
The debt described below has recourse to specific assets or the general credit of Abitibi-Consolidated Inc. and consists of:

                                                            1997     1996
Term credit facilities:
  5-year $800 million revolving facility bearing
   interest at prime or LIBOR                            $  107    $   -
  7-year $1.3 billion term loan bearing interest at
   prime or LIBOR, 5% annually to be repaid during
   the first five years, plus 25% in years six and
   seven, with the remainder being repaid at maturity
   (U.S. portion - U.S. $474 million                      1,042         -
  Facilities due 2000 bearing interest approximating
   prime plus 1%                                              -       368
  Floating rate revolving facility bearing interest at
   LIBOR plus 0.875% (U.S. portion - U.S.$67 million)         -       124
U.S.$178 million (1996 - U.S.$200 million) maturing in
 2005 bearing interest at 7.92%                              255      274
U.S.$225 million due 2000 bearing interest at 10.25%           -      308
U.S.$110 million due 2001 bearing interest at 10.75%           -      151
Other                                                         24       52
                                                           1,428    1,277
Less: Current portion of long-term debt                      (90)    (130)
                                                          $1,338  $ 1,147

In connection with the amalgamation, the Company secured from a syndicate of lenders the two new term credit facilities noted above. Of the total facility, $1.4 billion is available in the form of prime rate Canadian dollar loans and $700 million is available by way of LIBOR U.S. dollar loans. The proceeds were used to repay $996 million of long-term debt facilities and $15 million of bank indebtedness.

  The Company's debt agreements contain certain restrictive financial and other covenants.

(b) Non-recourse
The Company's interest in the long-term debt of its U.S. newsprint and other joint ventures is without recourse to the assets of Abitibi-Consolidated Inc. These non-recourse loans are secured by $370 million (1996 - $371 million) of joint venture fixed assets and consist of the following debt:


                                                           1997     1996
Alabama
  LIBOR plus 1.875% term loans, rising to LIBOR plus
   2% in 1999, maturing in 2002, with quarterly
   principal repayments of U.S.$2.5 million (U.S.
   $139 million; 1996 - U.S.$149 million)                $ 199    $ 205
Alabama Recycling
  10.50% senior notes, maturing in 2008 (U.S.
   $12 million; 1996 - U.S.$13 million)                     17       18
Augusta
  10.01% senior secured notes, maturing from
   2001 to 2007 (U.S.$25 million)                           36       34
  7.7% senior secured notes, maturing 2004 to
   2007 (U.S.$25 million)                                   36        -
  Other                                                     23       14
                                                           311      271
  Less: Current portion of long-term debt                  (17)     (22)
                                                         $ 294    $ 249

  At December 31, 1997, Alabama had interest rate agreements with major banks, which expire between 1998 and 2000, that provide an effective interest rate of 9.6% (1996 - 9.6%; 1995 - 8.5%) on $71 million of the $199 million non-recourse debt outstanding (1996 - $68 million of $205 million). In 1997, the effective interest rate on the Alabama debt was 9.1% (1996 - 8.8%; 1995 - 8.6%).

  Augusta has a line of credit of U.S.$13 million bearing prevailing market interest rates. This line of credit was undrawn as at December 31, 1997 and 1996.

  Partnership distributions are subject to certain restrictions until these loans are repaid in accordance with the loan agreements.

  In 1998, Alabama may not be in compliance with certain debt covenants under certain circumstances. The outcome of these matters is not determinable. The assets less the liabilities of Alabama included in the consolidated financial statements were $24 million at December 31, 1997.

Notes to Consolidated Financial Statements
December 31, 1997, 1996, and 1995 (tabular amounts in millions of Canadian dollars)

(c) Scheduled long-term debt repayments are as follows:
(d)
                                        Recourse     Non-Recourse
                                            Debt             Debt
1998                                    $     90     $         17
1999                                          90               17
2000                                          94               17
2001                                          89               27
2002                                         305              154
Thereafter                                   760               79
                                         $ 1,428     $        311

(d) The estimated fair value of the long-term debt at the period end dates is as follows:

                                         1997         1996
Recourse                               $1,433       $1,345
Non-recourse                              324          279
                                       $1,757       $1,624

15. Capital stock

(a)The Company continued under the Canada Business Corporations Act pursuant to the amalgamation referred to in note 1, and is authorized to issue an unlimited number of preferred shares and common shares.

(b) Common shares

                               1997            1996           1995
                         Millions          Millions          Millions
                        of shares    $    of shares    $    of shares    $
Common shares,
  beginning of year         193.6   2,595     191.8   2,570    152.9  1,822
Shares issued for:
  Conversion of
   convertible
   subordinated debentures   1.6      24      35.6     585
  Acquisition of Rainy
   River                       -       -         -       -     11.9    216
  Exercise of stock
   options                   0.6       4       0.2       1      0.1      1
Shares purchased and
 cancelled for $194 million    -       -         -       -     (8.7)
(54)
Common shares, end of year 194.2   2,599     193.6   2,595    191.8  2,570

The $140 million excess of purchase price over the average stated capital of shares purchased and cancelled in 1995 was charged to retained earnings.

  At December 31, 1997, the Company had 3.3 million (1996 - 3.7 million; 1995 - 3.3 million) management stock options outstanding. These options are exercisable at prices between $12.25 and $22.69 and expire between 1998 and 2005.

  The payment of a cash dividend on the Company's common stock is restricted under certain debt agreements. The Company satisfied all the conditions of the debt agreements prior to declaring dividends.



(c) Preferred shares

                              1997             1996           1995
                       Millions           Millions          Millions
                      of shares     $    of shares     $   of shares    $
Preferred shares,
 beginning of year          0.9     10         5.5     110       1.0    11
Acquisition of Rainy
 River                        -      -           -       -      23.2   500
Shares redeemed and
 Cancelled                 (0.9)   (10)       (4.6)    (100)   (18.6) (400)
Shares retracted by
 Holders                      -      -           -        -     (0.1)   (1)
Preferred shares,
 end of year                  -      -         0.9        10     5.5   110

16. Pension plans

The Company primarily has contributory, defined benefit pension plans that provide benefits based on length of service and final average earnings. The Company has an obligation to ensure these plans have sufficient funds to pay the benefits earned. The Company's contributions are made in accordance with the annual regulatory contribution requirements.

  At December 31, the funded status, on an accounting basis, of the Company's pension plans is:

                                                          1997       1996
Market value of assets                                  $1,918     $1,711
Actuarial present value of accumulated plan
 benefits based on current service and
 compensation levels:
  Vested                                                1,498      1,459
  Non-vested                                               56         77
                                                         1,554      1,536
Excess of market value of assets over accumulated
  benefit obligations                                   $  364     $  175

In 1997, pension plan assets were increased by Company and employee contributions of $47 million (1996 - $52 million) and pension plan investment gains of $284 million (1996 - $232 million). The plan assets were reduced by benefit payments of $116 million (1996 - $115 million) and $8 million (1996 - $8 million) paid for pension fund expenses. Effective January 1, 1996 plan assets were also reduced by $11 million, the value of past service benefits for non-union employees who elected to transfer to a new defined contribution plan offered by the Company.

  On a going concern basis, using assumptions required by regulatory authorities, the pension plans had an aggregate unfunded liability of $28 million (1996 - $111 million) at the time of the latest actuarial valuation reports.


17. Financial instruments

The Company is subject to foreign exchange exposures which arise from its foreign currency sales and international operations. Of the Company's net sales, 82% is U.S. dollar denominated; and 65% of its non-North American sales are U.S. dollar denominated with the remainder in local currencies.

  The Company partially manages its foreign exchange exposure with a program of foreign exchange forward contracts with major banks as counterparties for periods up to 5 years. The Company has a maximum of 40% of its foreign exchange forward contracts which may be outstanding with any one bank.


  The  Company  had  the  following U.S. dollar  foreign  exchange  forward
contracts   outstanding  at  December  31  for  the  purchase  of   foreign
currencies:

                                       Average
                          U.S. Dollar Contract          Amount of Contract
Maturity                    Rate to buy $1 Cdn.    U.S. Dollars (millions)
                            1997          1996          1997          1996
1997                           -         75.13             -          $725
1998                       75.36         76.59          $844          $420
1999                       75.68         76.61          $476          $239
2000                       76.03         76.92          $338          $172
2001                       76.19         76.60          $219          $138
2002                       74.48             -          $142             -

At December 31, 1997, the Company would have had to pay $205 million to settle its then outstanding U.S. foreign exchange contracts and other financial instruments.

18. Lease commitments

As at December 31, 1997, the Company has operating lease agreements for the rental of property, equipment and the charter of cargo vessels. The minimum annual rental payments under these leases are as follows:

         1998               $ 19
         1999                 11
         2000                 10
         2001                  9
         2002                  8
         Thereafter           17
                            $ 74



19. Contingent liabilities

The Company and its U.S. subsidiary, Abitibi-Price Corporation, have been named as defendants in several lawsuits, including purported class actions, filed on behalf of homeowners in the United States relating to certain hardboard siding products which were manufactured by Abitibi-Price Corporation prior to October 1992. In each of the lawsuits, the plaintiffs generally allege that Abitibi-Price Corporation's hardboard siding was defective for the purposes for which it was sold. The Company denies this allegation and is vigorously defending the claims made in these actions.

  The Company and its indirect U.S. subsidiaries, Abitibi Consolidated Sales Corporation and Abitibi-Price Alabama Corporation, have been named as defendants in two lawsuits filed in the State of Alabama. The lawsuits have been filed allegedly on behalf of the Company's joint venture partnership, Alabama River Newsprint Company, and the partnership's two corporate partners, including Parsons & Whittemore Alabama Newsprint Corp. In the lawsuits, the plaintiffs allege a breach of the sales agreement with respect to the promotion and volume of sales of the joint venture partnership mill, and that the Abitibi-Consolidated partner breached its fiduciary duty to its joint venture partner. The Company denies these allegations and is vigorously defending the claims made in these actions.

  Each of the lawsuits appears to seek substantial damages in a trial by jury. It is not possible at this time to quantify meaningfully the amount of, or the range of, damages implicated by plaintiffs' claims. Management cannot at this time assess the likelihood that the Company will incur a loss or obtain an unfavorable result in connection with any one of these actions.

  On September 20, 1996, a motion of permission to lodge a class action suit against the Company was filed with the Superior Court of the Chicoutimi District ("Superior Court") with respect to the Saguenay floods of July, 1996. On October 20, 1997, the Superior Court granted the motion permitting a class action suit to be filed against the Company. To date no such class action suit has been filed. The Company is insured against such potential claims up to a maximum of $100 million which the Company believes to be sufficient.

  The Company is subject to a number of other unrelated claims in respect of which either an adequate provision has been made or for which no material liability is expected.

20. Related party transactions
The Company undertakes a number of transactions with its major shareholder, Stone Container (Canada) Inc. (Stone Container), and its affiliated companies.

  The following table summarizes the transactions between the Company and related parties which are in the normal course of business at normal trade terms:


                                                    1997     1996     1995
Newsprint sales to a Stone Container
 Affiliate                                          $  -     $ 32     $ 32
Pulp purchases from Stone Container and
 Affiliates                                           15       15       20
Newsprint brokerage commissions from a Stone
 Container affiliate                                  10       11       12
Expenses charged to Stone Container for services       6        4        5
Expenses charged by a Stone Container affiliate
 for services                                          -        2        4





ELEVEN-YEAR FINANCIAL REVIEW(1)


(unaudited)
(millions of Canadian dollars, except per share amounts)
                                           1997          1996         1995
CONSOLIDATED EARNINGS
Net sales                               $ 3,747       $ 4,082      $ 3,908
Cost of sales                             3,127         3,072        2,693
Depreciation and amortization               325           301          219
Selling, general and administrative
 Expenses                                   176           185          145
Non-recurring expenses relating to
 the Amalgamation                            77             -            -
Restructuring expenses                       10            28            6
Operating profit (loss) from
 continuing Operations                       32           496          845
Interest expense on long-term debt          115           113           99
Debt extinguishment costs and
 write-off of redundant fixed assets
 relating to the amalgamation                98             -            -
Unusual items                                 -           (27)          37
Other expense (income), net                   -            (6)           -
Earnings (loss) from continuing
 operations, before income taxes           (181)          416          709
Recovery of (provision for) income
 Taxes                                       49          (154)        (251)
Earnings (loss) from continuing
 Operations                                (132)          262          458
Earnings (loss) from discontinued
 operations, net of tax                      11             6            5
Net earnings (loss) for the year        $  (121)       $  268       $  463

PER BASIC COMMON SHARE
Earnings (loss) from continuing
 Operations                             $ (0.68)       $ 1.35       $ 2.89
Net earnings (loss) for the year          (0.62)         1.39         2.92
Dividends declared (2)                     0.40          0.40         0.30
Dividends paid                             0.40          0.40         0.20
Common shareholders' equity               16.43         17.56        16.38
OTHER
Return on average common
 shareholders' equity                         -             8%          16%
Net debt/net debt plus shareholders'
 Equity                                      35%           30%          30%
Number of employees at December 31       12,900        13,406       12,916


(1) The amalgamation of Abitibi-Price Inc. and Stone-Consolidated
     Corporation was completed on May 30, 1997 and has been accounted for as a pooling of interests. As a result, these consolidated financial statements have been prepared as though the companies had always been combined. Certain comparative balances have been reclassified to conform to the current year's financial statement presentation.

   These financial statements include the results of Stone-Consolidated Corporation from December 17, 1993, the date that Stone-Consolidated Corporation began operations as a corporation and became a publicly-traded company. The financial statements for the years 1987 to 1994 have been restated to reflect the adoption of the proportionate consolidation method of accounting for the Company's investments in joint venture.









consolidated financial statements
December 31, 1997
REPORT OF INDEPENDENT ACCOUNTANTS



Our audit of the consolidated financial statements referred to in our report dated January 30, 1998, appearing on page 42 of the Annual Report to Shareholders of Abitibi-Consolidated Inc. (which report and financial statements are incorporated by reference in this Annual Report on Form 40-
F) also included an audit of the presentation of financial information in
Item 6 of this Form 40-F. In our opinion, the presentation of financial information in Item 6 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse



Chartered Accountants
January 30, 1998
Montreal, Quebec, Canada




Differences between Canadian and United States generally accepted accounting principles
Abitibi-Consolidated Inc.'s (the "Company") financial statements included in its Form 40-F have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada which, in the case of the Company, conform in all material respects with U.S. GAAP, with the following material exceptions:
(a) The Company defers exchange gains and losses on U.S. dollar debt hedged by anticipated future revenue. Under U.S. GAAP, any unrealized exchange gains or losses on U.S. dollar debt hedged by anticipated future revenue would be recognized in income immediately.
(b) The Company has outstanding foreign exchange forward contracts which it designates as a hedge of anticipated future revenue. Under U.S. GAAP, any unrealized gains or losses on such foreign exchange forward contracts would be recognized in income immediately.
(c) The Company follows the deferral method of accounting for income taxes. Under U.S. GAAP, the asset and liability method of accounting for income taxes would be used.
(d) The Company accounts for its joint venture investments using the proportionate consolidation method. Under U.S. GAAP, these joint ventures would be accounted for using the equity method.
(e) The amalgamation of Abitibi-Price Inc. and Stone-Consolidated
Corporation was accounted for as a pooling of interests. Under U.S. GAAP, the amalgamation would be accounted for by Stone-Consolidated Corporation using the purchase method and the results of Abitibi-Price Inc.'s operations would be included only from the date of amalgamation. In addition, certain amalgamation related costs were expensed or charged to retained earnings under Canadian GAAP. Under the purchase method, certain of these costs amounting to $83 million (of which $61 million was expensed and $22 million was charged to retained earnings under Canadian GAAP) would be capitalized and increase the amount of recorded goodwill.


The allocation of the purchase price of Abitibi-Price Inc. would be as follows (in millions of Canadian dollars):

Assets acquired
Current assets                                   $  712
Fixed assets                                      1,354
Goodwill                                          1,003
Investments and other assets                        223

                                                  3,292

Liabilities assumed
Current liabilities                                (434)
Long-term debt                                     (633)
Deferred income taxes                              (180)
Other                                               (82)

Net assets acquired for fair value
 consideration of 89.2 million common shares
 of the Company                                  $1,963


    Goodwill is being amortized over 40 years.

The following financial information is presented in accordance with U.S. GAAP, reflecting the adjustments disclosed above.






CONSOLIDATED EARNINGS
(in millions of Canadian dollars, except per share amounts)


                                      Year ended December 31
                                     1997      1996      1995


Gross sales                        $ 3,466    $ 2,286    $ 1,728
Freight sales                        320        149        129


Net sales                            3,146      2,137      1,599
Cost of sales                        2,617      1,606      1,091
Depreciation and amortization        270        176        105
Selling, general and                 122        52         27
administrative expenses
Non-recurring expenses relating to     42         -          -
the amalgamation
Restructuring expenses               10         -          -


Operating profit from continuing     85         303        376
operations
Interest expense on long-term        77         72         41
debt
Debt extinguishment costs and write-
off of redundant  fixed assets       72         -          -
relating to the amalgamation
Unusual items                        -          (22)       41
Other expense (income), net          17         (12)       (7)
Mark-to-market of foreign            117        -          -
exchange forward contracts


Earnings (loss) from continuing
operations before income taxes       (198)      265        301
Recovery of (provision for)          49         (89)       (109)
income taxes


Earnings (loss) from continuing      (149)      176        192
operations
Earnings from discontinued
operations, net of income tax        7          -          -
expense of $4


Net earnings (loss) for the year   $ (142)    $ 176      $ 192



Per common share
Earnings (loss) from continuing    $ (0.95)   $ 1.68     $ 2.67
operations
Net earnings (loss) for the year
Basic                                (0.91)     1.68       2.67
Fully diluted                        (0.91)     1.68       2.67
Weighted average number of common
shares outstanding (millions)
Basic                                156.8      104.7      72.0
Fully diluted                        159.4      105.8      84.4
Fully diluted number of common
shares outstanding at year-end       197.5      105.8      105.3
(millions)







CONSOLIDATED RETAINED EARNINGS
(in millions of Canadian dollars)

                                      Year ended December 31
                                     1997      1996      1995


Retained earnings (deficit),       $ 319      $ 143      $ (49)
beginning of year

Net earnings (loss) for the year     (142)      176        192

Dividends declared                   (58)       -          -


Retained earnings, end of year     $ 119      $ 319      $ 143


CHANGES IN CONSOLIDATED CASH POSITION
(in millions of Canadian dollars)

                                      Year ended December 31
                                     1997       1996      1995


Continuing operating activities
Earnings (loss) from continuing    $ (149)     $ 176      $ 192
operations
Depreciation                         234         155        90
Goodwill amortization                36          21         15
Provision for (recovery of)          (57)        63         96
deferred income taxes
Non-recurring expenses relating to
the amalgamation                     54          -          -
Restructuring expenses               10          -          -
Other non-cash items                 110         -          (12)
Changes in non-cash operating
working capital components of
continuing operations
Decrease (increase) in current
assets of continuing operations
Accounts receivable                  152         71         (48)
Inventories                          79          (93)       (44)
Prepaid expenses                     10          (4)        (2)
(Decrease) increase in accounts
payable and accrued liabilities
of continuing operations             32          (29)       29


Cash generated by continuing           511         360        316
operating activities


Financing activities of
continuing operations
Increase in long-term debt and       -           377        392
bank indebtedness
Repayment of long-term debt and
bank indebtedness                    (127)       (309)      (85)
Issuance of common shares on           1,963       -          -
acquisition
Preferred shares redeemed and          -           (100)      (400)
cancelled
Other                                8           -          -


Cash generated by (used in)
financing activities of              1,844       (32)       (93)
continuing operations


Investing activities of
continuing operations
Additions to fixed assets            (354)       (327)      (257)
Acquisitions                         (1,963)     -          (73)
Decrease (increase) in
investments and other  assets        (7)         10         18


Cash used in investing activities
of continuing operations             (2,324)      (317)      (312)


Dividends paid to common             (39)        -          -
shareholders


Cash generated by (used in)
continuing operations                (8)         11         (89)
Cash generated by discontinued       19          -          -
operations


Increase (decrease) in cash          11          11         (89)
during the year
Cash and deposits, during the        27          16         105
year


Cash and deposits, end of year     $ 38        $ 27       $ 16











CONSOLIDATED BALANCE SHEETS
(in millions of Canadian dollars)

                                                 December 31
                                               1997      1996


Assets

Current assets
Cash and deposits                            $ 38       $ 27
Accounts receivable                            484        359
Inventories                                    402        318
Prepaid expenses                               28         13
Current assets of discontinued operations      232        -


                                               1,184      717

Fixed assets                                   3,734      2,273
Investments and other assets                   131        26
Deferred pension cost                          160        64
Goodwill                                       1,632      745
Non-current assets of discontinued             91         -
operations

                                             $ 6,932    $ 3,825


Liabilities

Current liabilities
Accounts payable and accrued liabilities
Continuing operations                        $ 661      $ 357
Discontinued operations                        92         -
Dividends payable                              19         -
Current portion of long-term debt
Recourse                                       90         85
Non-recourse                                   1          -


                                               863        442
Long-term debt
Recourse                                       1,338      770
Non-recourse                                   22         -
Deferred income taxes                          441        309
Other                                          226        28


                                               2,890      1,549


Shareholders' equity
Common shares                                  3,923      1,957
Retained earnings                              119        319

                                               4,042      2,276


                                             $ 6,932    $ 3,825
