Form 10-Q
period 1998-06-30
STONE CONTAINER CORP
filed 1998-08-14
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Quarterly period ended June 30, 1998.

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act 1934

     For the transition period from ___________to _____________.
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
               Yes   X             No  ______
Number of common shares outstanding as of August 7, 1998:  104,977,686

                    PART I.  FINANCIAL INFORMATION
                     ITEM 1.  FINANCIAL STATEMENTS
            STONE CONTAINER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                                     June 30,   December 31,
(in millions)                                           1998*           1997
Assets
Current assets:
Cash and cash equivalents                         $     109.5    $     112.6
Accounts and notes receivable (less allowances          684.8          652.7
 of $28.2 and $27.8)
Inventories                                             734.0          716.0
Other                                                   137.8          114.4
     Total current assets                             1,666.1        1,595.7
Property, plant and equipment                         4,891.9        4,857.3
Accumulated depreciation and amortization           (2,577.7)      (2,479.8)
     Property, plant and equipment-net                2,314.2        2,377.5
Timberlands                                              47.6           49.6
Goodwill                                                451.0          444.0
Investment in non-consolidated affiliates               844.0          878.1
Other                                                   383.0          479.2
Total assets                                      $   5,705.9    $   5,824.1
Liabilities and stockholders' equity
Current liabilities:
Accounts payable                                  $     323.5    $     327.9
Current maturities of long-term debt                    638.5          415.9
Income taxes                                             22.7           26.6
Accrued and other current liabilities                   326.0          318.6
     Total current liabilities                        1,310.7        1,089.0
Senior long-term debt                                 3,201.6        3,238.0
Subordinated debt                                       697.4          697.5
Non-recourse debt of consolidated affiliates              9.9             --
Other long-term liabilities                             339.1          306.7
Deferred taxes                                          129.5          216.0
Commitments and contingencies (Note 12)

Stockholders' equity:
  Series E preferred stock                              115.0          115.0
  Common stock (99.9 and 99.3 shares                    974.0          966.3
   outstanding)
  Accumulated deficit                                 (705.2)        (479.5)
  Accumulated other comprehensive income              (365.9)        (324.6)
  Unamortized expense of restricted stock                (.2)           (.3)
   plan
     Total stockholders' equity                          17.7          276.9
Total liabilities and stockholders' equity        $   5,705.9    $   5,824.1

*Unaudited; subject to year-end audit
The accompanying notes are an integral part of these statements.

            STONE CONTAINER CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                Three months ended       Six months ended
                                     June 30,                June 30,
(in millions except per             1998        1997        1998        1997
share)
Net sales                       $1,273.8    $1,200.2    $2,539.2    $2,381.1
Cost of products sold            1,039.3     1,016.7     2,086.5     2,003.6
Selling, general and               149.3       140.8       293.1       287.5
administrative expenses
Depreciation and                    68.1        81.0       135.9       159.6
amortization
Equity loss from affiliates         32.3        10.7        35.7        23.2
Other (income) expense-net          54.8       (6.9)        47.0       (3.8)
Loss before interest
expense, income taxes,            (70.0)      (42.1)      (59.0)      (89.0)
minority interest and
extraordinary charges
Interest expense                 (119.8)     (118.7)     (237.3)     (226.1)
Loss before income taxes,
minority interest and            (189.8)     (160.8)     (296.3)     (315.1)
Credit for income taxes             33.7        53.4        71.1       111.0
Minority interest                   (.1)          --        (.1)          --
Loss before extraordinary        (156.2)     (107.4)     (225.3)     (204.1)
Extraordinary charges from
early
  extinguishment of debt            (.4)      (13.3)        (.4)      (13.3)
(net of
  income tax benefit)
Net loss                         (156.6)     (120.7)     (225.7)     (217.4)
Preferred stock dividends          (2.0)       (2.0)       (4.0)       (4.0)
Net loss applicable to          $(158.6)    $(122.7)    $(229.7)    $(221.4)

Accumulated deficit,            $(548.6)    $(150.2)    $(479.5)    $ (51.5)
Net loss                         (156.6)     (120.7)     (225.7)     (217.4)
Cash dividends on common and
preferred stock                       --          --          --       (2.0)
Accumulated deficit, end of     $(705.2)    $(270.9)    $(705.2)    $(270.9)

Per share of common stock:
Loss before extraordinary
charges                         $ (1.59)    $ (1.10)    $ (2.30)    $ (2.10)
  - Basic/Diluted
Extraordinary charges from
early                                 --       (.13)          --       (.13)
  extinguishment of debt
Net loss -Basic/Diluted         $ (1.59)    $ (1.23)    $ (2.30)    $ (2.23)

Cash dividends                  $     --    $     --    $     --    $     --
Common shares outstanding
(weighted Average, in
millions)                           99.8        99.3        99.7        99.3

Unaudited; subject to year-end audit
The accompanying notes are an integral part of these statements.

           STONE CONTAINER CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Three months ended      Six months ended
                                       June 30,               June 30,
(in millions except per share)        1998       1997       1998         1997
Cash flows from operating
activities:
Net loss                          $(156.6)   $(120.7)   $(225.7)    $(217.4)
Adjustments to reconcile net
loss to net cash used in
operating activities:
   Depreciation and                   68.1       81.0      135.9        159.6
amortization
   Deferred taxes                   (39.8)     (58.4)     (83.0)      (120.8)
   Foreign currency transaction       10.0       (.9)        8.5          3.6
losses
   (gains)
   Equity loss from affiliates        32.3       10.7       35.7         23.2
   Write-off investments in           53.5         --       53.5           --
SVCPI
   Extraordinary charges from
early                                   .4       13.3         .4         13.3
    Extinguishment of debt
   Other-net                          14.0       21.4       32.1         41.8

Changes in current assets and
liabilities
  net of adjustments for an
acquisition
  and a disposition:
   (Increase) decrease in
accounts and                          16.6     (50.8)        2.3       (52.6)
     notes receivable-net
   (Increase) decrease in            (8.8)       73.2     (17.0)         31.5
inventories
   (Increase) decrease in other     (10.0)         .3     (15.7)           .2
current
     assets
   Increase (decrease) in
accounts                               3.3      (8.6)      (4.4)       (81.2)
    payable and other current
liabilities
Net cash used in operating          (17.0)     (39.5)     (77.4)      (198.8)
activities

Cash flows from financing
activities:
Payments made on debt               (58.7)    (420.6)     (65.0)      (431.1)
Payments by consolidated
affiliates on                           --      (9.7)         --       (12.9)
 non-recourse debt
Borrowings                           122.6      612.8      244.0        804.2
Proceeds from issuance of              2.4         --        2.4           --
common stock
Cash dividends                          --         --         --        (2.0)
Net cash provided by financing        66.3      182.5      181.4        358.2
activities

Cash flows from investing
activities:
Capital expenditures                (43.8)     (31.7)     (67.6)       (58.0)
Proceeds from sales of assets           .8         .5        1.4          3.1
Investments in and advances to      (12.9)      (4.6)     (48.3)        (8.9)
  affiliates, net
Other-net                              7.3     (21.8)        8.0       (27.1)
Net cash used in financing          (48.6)     (57.6)    (106.5)       (90.9)

Effect of exchange rate changes         .5      (1.1)       (.6)        (2.4)
on cash
Net increase (decrease) in cash
and cash                               1.2       84.3      (3.1)         66.1
  equivalents
Cash and cash equivalents,           108.3       94.4      112.6        112.6
beginning of period
Cash and cash equivalents, end    $  109.5   $  178.7   $  109.5    $   178.7
of period

See Note 11 regarding supplemental cash flow information.
Unaudited; subject to year-end audit
The accompanying notes are an integral part of these statements.
</TABLE?
             STONE CONTAINER CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-K, as amended by a Form 10-K/A. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's financial position as of June 30, 1998 and the results of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997.

NOTE 2:  Reclassifications

Certain prior year amounts have been restated to conform with the current year presentation in the Consolidated Balance Sheets and in the Statements of Operations and Accumulated Deficit.

NOTE: 3:  Pending Merger

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

     Consummation of the Merger, which is expected to close in the fall of 1998, is subject to various conditions, including (i) receipt of approval by the stockholders of each of the Company and JSC of appropriate matters relating to the Merger Agreement and the Merger;
(ii) registration of the shares of JSC Common Stock to be issued in the Merger under the Securities Act of 1933, as amended; and (iii) satisfaction of certain other conditions including regulatory matters. The Company received the requisite regulatory approvals of the Federal Trade Commission, the European Commission and the Canadian Competition Bureau in July.

      The foregoing summary of the Merger Agreement is qualified in its entirety by reference to the text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 12, 1998 and which is incorporated herein by reference.

      The combined company is expected to have approximately $7 billion of debt outstanding after the Merger (without giving affect to any divestitures prior to or upon the Merger or thereafter). In connection with the Merger, the Company is considering various refinancing alternatives which would be intended to reduce interest expense and address the expected liquidity requirements of the combined company following the Merger. Effectuation of the Merger is not conditioned on consummation of any such refinancing. There are material uncertainties relating to the consummation of any of the refinancing alternatives under consideration and, as a result, the particular capital structure that would result from any such alternative is subject to significant variables. In addition, no assurance can be given that any of the refinancing alternatives and planned divestitures will generate sufficient funds to meet all of the combined company's needs or that refinancing or divestitures can be implemented on terms acceptable to the combined company. Even if a refinancing and all of the planned divestitures are implemented, the combined company will continue to a have highly leveraged capital structure.

NOTE 4:  Subsequent Event

On July 24, 1998 MacMillan Bloedel Inc. ("MacBlo") informed the Company that it was exercising its compulsory buy-sell option to purchase the 50 percent partnership interest owned by the Company in MacMillan Bathurst Inc., a Canadian corrugated box company in which MacBlo owns the other 50 percent. The purchase price offer was $185 million (Cdn). On or before August 23, 1998, the Company will either be required to accept such offer or purchase MacBlo's interest in the partnership for the same price. The closing of the transaction is required to be completed by September 4, 1998. The Company has not yet determined its course of action on this offer.

NOTE 5:  Write-off Investments in Non-Consolidated Affiliate

On July 23, 1998 Stone Venepal (Celgar) Pulp, Inc. ("SVCPI"), a non-consolidated Canadian affiliate of the Company, filed for bankruptcy protection. The Company and its partners, after evaluating SVCPI's losses and cash flow under current market conditions, decided to end their relationship with SVCPI. As a result, the Company recorded a one-time write-off of $54 million in the 1998 second quarter related to its interest in SVCPI. The lenders to SVCPI and any other SVCPI creditors do not have recourse against the Company.

      The following pro forma financial information assumes that the Company ended its affiliation with SVCPI as of the beginning of each period presented. The pro forma information does not purport to be indicative of the future combined results of operations, or of those which would have resulted had the identified event occurred at the beginning of each period presented.


                          Three months ended        Six months ended
                               June 30,                 June 30,
(in  millions  except        1998         1997         1998         1997
per share)
Net sales                 1,273.8      1,153.2      2,539.2      2,318.8
Net loss before
extraordinary charges        89.1         96.5        146.2        185.6
Net loss                     89.5        109.8        146.6        198.9
Net loss per share
before extraordinary          .92          .99         1.51         1.91
charges                       .92          .99         1.51         1.91
             - basic
             -
diluted
Net loss per share -          .92         1.12         1.51         2.04
basic                         .92         1.12         1.51         2.04

- diluted

NOTE 6:  Adoption of New Accounting Standards

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


                          Three months ended        Six months ended
                               June 30,                 June 30,
(in millions)                1998         1997         1998         1997
Net loss                $ (156.6)    $ (120.7)    $ (225.7)    $ (217.4)
Other comprehensive
income,
 net of tax:
  Foreign currency         (44.5)       (12.0)       (41.3)       (54.7)
translation
Comprehensive income    $ (201.1)    $ (132.7)    $ (267.0)    $ (272.1)


                       Accumulated through           Accumulated through
                          June 30, 1998                 June 30, 1997
                   Beginn    Current   Ending    Beginn    Current   Ending
                     ing     Period   Balance      ing     Period    Balance
                  Balance    Change              Balance    Change
Minimum pension
liability          $(31.3)   $    --   $(31.3)   $(42.7)   $  --   $(42.7)
Foreign currency
translation        (293.3)    (41.3)   (334.6)   (178.8)    (54.7)  (233.5)
  adjustment
Accumulated
other              $(324.6)  $(41.3)   $(365.9)  $(221.5) $ (54.7)  $(276.2)
  comprehensive
income


Pensions and Other Postretirement Benefits

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior year periods presented. The Statement does not change the measurement or recognition of pension and other postretirement plans. It standardizes the disclosure requirements, requires additional information on changes in benefit obligations and fair values of plan assets, and eliminates certain disclosures. The Company will adopt the new disclosure rules in its year-end 1998 financial statements.

Start-up Costs
On April 3, 1998 Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued which requires that the costs of start-up activities be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 effective January 1, 1999 by recognizing a charge of approximately $8 million, net of tax, as a cumulative effect of an accounting change.

Derivative Instruments

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.
This Statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is in the process of evaluating this standard and does not anticipate that it will have a material effect on the Company's financial statements.

NOTE 7:  Reconciliation of Basic and Diluted EPS


                       Three months ended             Six months ended
                      1998             1997          1998          1997
                 Income          Income          Income        Income
In millions,     (Loss)   Shares  (Loss)  Shares (Loss) Shares (Loss) Shares
except per
share data
Loss before     $(156.2)          $(107.4)        $(225.3)     $(204.1)
extraordinary
charges
Less:
Preferred        (2.0)            (2.0)           (4.0)         (4.0)
dividends
Basic EPS
Income
available to    (158.2)   99.8  (109.4)   99.3  (229.3)  99.7  (208.1) 99.3
common
stockholders
Effect of
Dilutive
Securities:
 Convertible Debt  (a)      (a)     (a)     (a)   (c)     (c)   (c)     (c)
  Exchangeable     (b)      (b)     (b)     (b)   (d)     (d)   (d)     (d)
Preferred
Stock
 Options and                (e)                           (e)
warrants

Diluted EPS    $(158.2)    99.8  $(109.4)  99.3  $(229.3)  99.7 $(208.1) 99.3
Basic Earnings           $(1.59)         $(1.10)         $(2.30)      $(2.10)
Per Share
Amount
Diluted                 $(1.59)          $(1.10)         $(2.30)      $(2.10)
Earnings Per
Share Amount

__________________
(a) Convertible debt effects of $1.3 million and 6.4 million shares are excluded from the diluted EPS computation because they are antidilutive.
(b) Exchange preferred stock effects of $2.0 million and 3.4 million shares are excluded from the dilutive EPS computation because they are antidilutive.
(c) Convertible debt effects of $2.5 million and 6.4 million shares are excluded from the diluted EPS computation because they are antidilutive.
(d) Exchangeable preferred stock effects of $4.0 million and 3.4 million shares are excluded from the dilutive EPS computation because they are antidilutive.
(e) Options and warrants effects of .9 million shares and .4 million shares for the three and six months ended June 30, 1998, respectively, are excluded from the dilutive EPS computation because they are antidilutive.

NOTE 8:  Inventories

Inventories are summarized as follows:

                                  June 30,        December
                                                       31,
(in millions)                         1998            1997
Raw materials and supplies      $    251.3      $    263.5
Paperstock                           354.9           342.1
Work in process                       20.6            21.5
Finished products                    126.8           108.5
                                     753.6           735.6
Excess of current cost over
LIFO                                (19.6)          (19.6)
   Inventory value
Total inventories               $    734.0      $    716.0

NOTE 9:  Summarized Financial Information of Non-Consolidated
Affiliates

Combined summarized financial information for the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                          Three months ended      Six months ended June
                               June 30,                    30,
(in millions)                1998         1997         1998         1997
Results of
operations:
  Net sales             $ 1,061.8   $    954.6   $  2,112.2   $  1,633.8
  Cost of products          815.4        659.2      1,640.9      1,213.6
sold
  Loss before income
taxes,
    minority interest     (107.2)       (24.6)       (57.1)       (55.3)
and
     extraordinary
charges
  Net loss                 (84.2)       (20.1)       (57.5)       (45.6)

NOTE 10:  Debt

Current maturities of long-term debt at June 30, 1998 and December 31, 1997 consisted of the following:

                                  June 30,        December
                                                       31,
(in millions)                         1998            1997
11 7/8% Senior Notes due
  December 1, 1998                $  239.5      $    239.7
Revolving Credit Facility
 Due May 15, 1999                    216.0              --
12 5/8% Senior Notes due
  July 15, 1998                      150.0           150.0
Other                                 33.0            26.2
Total current maturities of
 long-term debt                   $  638.5      $    415.9

     On April 3, 1998, Stone Container GMBH, a German subsidiary of the Company, entered into a loan facility agreement with Dresdner Bank AG for 90 million Deutsche Marks at an interest rate equal to LIBOR plus 2 percent. The loan facility expires April 30, 2005. The proceeds from the facility were loaned to the Company and were applied against amounts outstanding on the Company's term loans under its credit agreement.

     On June 16, 1998, the Company issued a notice to redeem all of its outstanding 8-7/8 percent Convertible Senior Subordinated Notes due 2000 (the "Notes") on July 15, 1998 at a redemption price equal to 101 percent of the principal amount of each Note, plus accrued interest. The $58.4 million of Notes were convertible into shares of common stock at a conversion price of $11.55 per share. All of the Notes were converted in July (prior to the redemption date), resulting in the issuance of 5,060,516 shares of common stock.

     On July 15, 1998, the Company repaid its 12-5/8 percent Senior Notes at maturity with borrowings under its revolving credit facility.

     See also the "Outlook" section of the MD&A for a discussion of the Company's liquidity and financial condition.

NOTE 11:  Additional Cash Flow Statement Information

The Company's non-cash investing and financing activities and cash payments (receipts) for interest and income taxes were as follows:

                          Three months ended        Six months ended
                               June 30,                 June 30,
(in millions)                1998         1997         1998         1997
Decrease in debt due
to deconsolidation of   $      --    $   538.0    $      --    $   538.0
affiliate (1)
Increase in debt due
to consolidation of          11.2        264.9         11.2        264.9
affiliate (2)
Capital lease                  --           .9           --           .9
obligation incurred
Issuance of common
 stock for                     .2           --           .2           --
 extinguishment of
 debt

Cash paid during the
periods for:
Interest (net of        $   114.8    $   112.5    $   218.5    $   210.9
capitalization)
Income taxes (net of          4.6          3.5         14.9        (1.6)
refunds)

__________
(1) Decrease due to the sale of a portion of the Company's interest in SVCPI on June 26, 1997. Such amount includes the $264.9 million of debt assumed from CITIC as discussed below.
(2) Increase in 1997 due to the acquisition of CITIC's interest in the Celgar Mill on April 4, 1997.

NOTE 12:  Commitments and Contingencies

On April 6, 1998, a suit was filed against the Company in Los Angeles Superior Court by Chesterfield Investments and DP Investments L.P. (the "Plaintiffs") alleging that the Company owes them approximately $120 million relating to the Company's purchase of the Plaintiffs' interest in Stone Savannah River Pulp & Paper Corporation ("SSR"). In 1991, the Company purchased from Chesterfield Investment its shares of common stock of SSR for approximately $6 million plus a contingent payment payable in March 1998 based upon the performance of the operations which were contained in SSR. The Company is vigorously disputing the Plaintiffs' calculation of the contingent payment amount.

      In May 1998, four putative class action complaints were filed against the individual directors of the Company, the Company and JSC in the Court of Chancery of the State of Delaware in and for New Castle County. On June 15, 1998, the Court of Chancery signed an order which consolidated the four actions. Now captioned as In re Stone Container Shareholders Litigation, C.A. 16375 (the "Action"), the Action alleges, among other things, that the directors of the Company violated the fiduciary duties of due care and loyalty that they owed to the public stockholders of the Company because, the Action contends, the directors failed to undertake an appropriate evaluation of the Company's net worth as a merger/acquisition candidate, actively evaluate the proposed transaction and engage in a meaningful auction with third parties in an attempt to obtain the best value for the Company's stockholders. The Action further alleges that the Company's directors failed to make an informed decision and that the stockholders will not receive fair value for their shares of common stock in the Merger, will be largely divested of their right to share in the Company's future growth and development and will be prevented from obtaining fair and adequate consideration for their shares of common stock. The Action requests that the Court of Chancery, among other things, declare that the Action is a proper class action and enjoin the Merger and require that the directors place the Company up for auction and/or conduct a market-check to ascertain the Company's value.

      On August 11, 1998, the parties to the Action entered into a memorandum of understanding setting forth the terms of a proposed settlement of the Action, subject to certain conditions. While the Company, the members of the Company's board of directors and JSC continue to deny the allegations of the Action or that they have breached any duty or engaged in any wrongdoing in connection with the Merger, the defendants have agreed to enter into the proposed settlement to eliminate the burden, expense and uncertainty of litigation. In connection with the proposed settlement, (a) the
Company and JSC agreed to provide plaintiffs' counsel with an opportunity to review and comment upon the disclosure to be provided to the Company's stockholders in the joint proxy statement seeking stockholder approval of the Merger, (b) the Company agreed to obtain an updated opinion as to the fairness of the Merger to the Company's stockholders from a financial point of view, and (c) the Company and JSC agreed, subject to approval by their respective boards of directors, to amend the Merger Agreement to reduce the termination fee payable to the Company or JSC, respectively, upon termination of the Merger in certain circumstances, from $60 million to $50 million. The defendants in the Action agreed not to oppose an application to the Court of Chancery by plaintiffs' counsel for fees and expenses not to exceed $650,000, which would be paid by the Company. The proposed settlement set forth in the memorandum of understanding is subject to a number of conditions, including discovery by plaintiffs' counsel, approval of the proposed settlement by the Court of Chancery and consummation of the Merger. If the proposed settlement is approved by the Court of Chancery and the other conditions are satisfied, the Court will certify a non-opt out class of the Company's stockholders for the period from May 10, 1998 through the effective time of the Merger, the Action will be dismissed with prejudice and the Company, the Company's board of directors, JSC and their respective officers, directors, employees and agents will receive a release for all claims that were or could have been asserted in the Action.

Three class action complaints, General Refractories Company v. Stone Container Corporation, Crest Meat Co, Inc. v. Stone Container
Corporation, and Albert I. Halper Corrugated Box Co., Inc. v. Stone Container Corporation, have been filed in the United States District
Court for the Northern District of Illinois. The suits allege that the Company reached agreements in restraint of trade with other producers of corrugated sheets in violation of Section 1 of the Sherman Antitrust Act,15 U.S.C.Section 1.The Company is the only named defendant, though the suits allege that other unnamed firms participated in the purported restraints of trade, and specifically allege, on information and belief, that Jefferson Smurfit Corporation also participated.  The suits seek an unspecified amount of damages arising out of the sale of corrugated sheets for the period October 1, 1993 through March 31,
1995.  Under the provisions of the antitrust laws, any award of actual
damages would be trebled.   The Company moved to dismiss the General
Refractories and Crest Meat Co. complaints on August 7, and intends to move to dismiss the Halper complaint as well. Discovery has not yet commenced, and a trial date has not been set. The Company believes it has meritorious defenses to these actions, and intends to vigorously defend itself.

      Believing the allegations to be without merit and without admitting liability, on June 4, 1998 the Company entered into a consent decree (the "Consent Agreement") with the Federal Trade Commission (the "FTC"). In pertinent part, the Consent Agreement requires the Company to cease and desist from "requesting, suggesting, urging or advocating that any manufacturer or seller of linerboard raise, fix, or stablize prices or price levels..." and from "entering into, or attempting to enter into... any agreement...to fix, raise, establish, maintain or stablize prices or price levels...".

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


             STONE CONTAINER CORPORATION AND SUBSIDIARIES
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Provided below is certain financial data for the three and six months ended June 30, 1998 and 1997.

                          Three months ended      Six months ended June
                               June 30,                    30,
                             1998         1997         1998         1997
Net sales               $ 1,273.8    $ 1,200.2    $ 2,539.2    $ 2,381.1
Depreciation and             68.1         81.0        135.9        159.6
amortization
Interest expense            119.8        118.7        237.3        226.1
Equity loss from             32.3         10.7         35.7         23.2
affiliates
Loss before income
taxes,
  minority interest       (189.8)      (160.8)      (296.3)      (315.1)
and
  extraordinary
charge
Net loss                  (156.6)      (120.7)      (225.7)      (217.4)

The Company incurred a net loss of $156.6 million for the 1998 second quarter, or $1.59 per share of common stock, as compared with a net loss for the 1997 second quarter of $120.7 million, or $1.23 per share of common stock. For the six months ended June 30, 1998, the Company incurred a net loss of $225.7 million, or $2.30 per share of common stock, as compared with a net loss of $217.4 million, or $2.23 per share of common stock, for the first half of 1997. The net loss for the second quarter and first half of 1998 includes a one-time write-off of the Company's interest in Stone Venepal (Celgar) Pulp, Inc. ("SVCPI") of $53.5 million. See Note 5 to the Consolidated Financial Statements. The Company's share of SVCPI's net losses were $13.6 million and $25.6 million for the three and six months ended June 30, 1998. The net loss for the second quarter and the first half of 1997 includes a non-cash extraordinary charge of $13.3 million, or $.13 per common share, representing the Company's share of a loss from the early extinguishment of debt incurred by Abitibi-Consolidated Inc. in connection with the May 1997 merger of Stone-Consolidated Corporation with Abitibi-Price Inc.

     Net sales for the three and six months ended June 30, 1998, increased $74 million and $158 million, or 6.2% and 6.6%, respectively over the same periods of 1997. The increase resulted primarily from improved selling prices for corrugated containers and containerboard and increased corrugated container sales volumes, which more than offset the effect of lower average market pulp selling prices and sales volume. Sales for the second quarter and first half of 1997 included $47 million and $62 million of sales generated by SVCPI, which had become a non-consolidated affiliate effective June 26, 1997. On a pro forma basis excluding SVCPI in 1997, sales for the second quarter and first half of 1998 increased 10.5% and 9.5%, respectively, over the prior year periods. Additionally, the strengthening of the U.S. dollar relative to the German Mark and Canadian dollar had a negative affect on sales. If the U.S. dollar exchange rates remained unchanged from those of the 1997 periods, net sales for the three and six months ended June 30, 1998 would have been higher by approximately $8 million and $21 million, respectively.

     Cost of products sold decreased as a percent of net sales to 81.6% and 82.2% for the second quarter and first half of 1998, respectively, from 84.7% and 84.1% in the prior year periods. These improvements were mainly due to increased selling prices for most of the Company's products over prior year levels. Selling, general and administrative expenses remained fairly constant as a percent of net sales during the periods reported. Depreciation and amortization decreased 15.9% and 14.8% from the prior year second quarter and first half, respectively, due in part to the deconsolidation of SVCPI and due to the full depreciation of certain assets in the prior year. The Company's share of losses from equity affiliates increased $21.6 million and $12.5 million in the second quarter and first half, respectively, largely as a result of approximately $21 million and $13 million of foreign exchange transaction losses recorded by certain non-consolidated affiliates in the current year periods. Additionally, the Company's 1998 earnings were negatively affected by $10.0 million and $8.5 million of foreign exchange transaction losses included in Other (income) expense for the second quarter and first half of 1998 as compared to $.9 million of exchange gains and $3.6 million of exchange losses recognized in the second quarter and first half of 1997, respectively. Interest expense was $1.1 million and $11.2 million higher in the second quarter and first half of 1998, primarily due to increased average borrowings.

                          Product Line Sales Data
                                                      Percentage Change
                        Three       Six months       Three      Six months
                       months          ended        months         ended
                        ended                        ended
(in millions)        1998   1997    1998   1997   Sales  Sales  Sales Sales      es
                                                  Reve    Vol   Reve    Vol
                                                  nue     ume   nue     ume
Corrugated
containers            $677   $600   $1,337 $1,203 12.8%   6.3%  11.1%   6.6%
Paperboard and         302    257    613    542   17.5   (2.8)  13.1    (2.4)
kraft paper
Industrial paper       116    117    236    231  (0.9)   (1.0)   2.2    1.8
bags and sacks
Market pulp             81    150    155    238  (46.0)  (23.4) (34.9)  (6.4)
Other                   98     76    198    167   28.9     nm   18.6     nm
Total Net Sales      1,274   1,200  2,539  2,381   6.2           6.6
Sales of SVCPI
(deconsolidated         --    (47)     --    (62)
June
  1997)
Proforma sales      $1,274  $1,153 $2,539  $2,319  10.5%        9.5%
excluding SVCPI

nm=not meaningful

     Net sales of corrugated containers increased 12.8% over the second quarter of 1997 as a result of improved domestic selling prices and a 6.3% increase in sales volume. Shipments of corrugated containers, including the Company's proportionate share of the shipments by its foreign affiliates, were 15.0 billion square feet for the second quarter of 1998 compared with 14.0 billion square feet for the comparable prior year period. For the first six months of 1998 corrugated container sales increased 11.1% over the prior year period as a result of improved selling prices and a 6.6% increase in sales volume. Shipments of corrugated containers were 29.2 billion square feet for the six months of 1998 versus 27.2 billion in 1997.

     Net sales of paperboard and kraft paper increased 17.5% over the second quarter of 1997 due to improved paperboard selling prices, which more than offset a 2.8% decrease in sales volume. Production of containerboard and kraft paper was 1.36 million tons for the three months ended June 30, 1998, compared to 1.21 million tons for the prior year period. Sales of paperboard and kraft paper increased 13.1% over the first half of 1997, despite a 2.4% reduction in sales volume, as a result of significant price improvements from 1997 levels. Production of containerboard and kraft paper was 2.72 million tons for the six months ended June 30, 1998, compared to 2.59 million tons for the prior year period.

     Sales of industrial bags and sacks were relatively flat in the second quarter when compared to the prior year. For the six months ended June 30, 1998, industrial bag sales increased 2.2% over the prior year period, primarily due to a 1.8% increase in sales volume.
Slightly higher average selling prices also contributed to the improved sales. Shipments of paper bags and sacks, including the Company's proportionate share of retail bag shipments of S&G Packaging Company, L.L.C. ("S&G"), were 126 thousand tons and 247 thousand tons for the three and six months ended June 30, 1998, compared with 130 thousand tons and 248 thousand tons shipped during the comparable 1997 periods.

     Sales of market pulp decreased $69 million, or 46.0%, from the second quarter of 1997 partly due to the deconsolidation of SVCPI. Excluding the $47 million of sales generated by SVCPI in the second quarter of 1997, market pulp sales decreased 21.4% from the prior year second quarter due to a 17.0% decrease in sales volume and lower average selling prices. Sales of market pulp for the first half of 1998 decreased $83 million, or 34.9%, from the first half of 1997. Excluding $62 million of SVCPI's sales during the first half of 1997, market pulp sales decreased 11.9% from the first half of 1997 due to a 6.1% decline in sales volume and lower average selling prices.

Foreign Currency Risk

A portion of the Company's operations are located outside of the United States. Because of this, movements in exchange rates can have an impact on the Company's financial condition and results of operations. The Company's significant foreign exchange exposures are the Canadian dollar and the German Mark. In general, a weakening of the German Mark and Canadian dollar relative to the U.S. dollar has a negative translation effect on the Company's financial condition and results of operations. Conversely, a strengthening of these currencies relative to the U.S. dollar would have the opposite effect.

     During the first six months of 1998, the average exchange rates for the Canadian dollar and the German Mark strengthened (weakened) against the U.S. dollar as follows:

                           Six
                         months       Three months ended
                          ended
                           6-30-        6-30-        3-31-
                            98           98           98
Canadian dollar            (3.9)%       (1.2)%       (3.3)%
German mark                (4.2)%         1.4%       (4.9)%

Financial Condition and Liquidity

The Company's working capital ratio was 1.3 to 1 at June 30, 1998 and
1.5 to 1 at December 31, 1997. The Company's long-term debt to total capitalization ratio was 96.3 percent at June 30, 1998 and 88.8 percent at December 31, 1997. Capitalization, for purposes of this ratio, includes long-term debt, deferred income taxes, minority interest and stockholders' equity.

     The Company's primary capital requirements consist of debt service and capital expenditures, including capital investment for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. The Company is highly leveraged, and while highly leveraged, will incur substantial ongoing interest expense.

     The Company's credit agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios. On March 26, 1998, on June 5, 1998 and on July 31, 1998, the Company and its lenders amended the Company's credit agreement to, among other things, modify certain financial covenant requirements. At June 30, 1998, the Company's credit agreement, as amended, provided for four senior secured term loans aggregating $1,001 million which mature through October 1, 2003 and $560 million of senior secured revolving credit facility commitments maturing May 15, 1999 (collectively, the "Credit Agreement").

     At August 7, 1998, the Company had borrowing availability of approximately $110 million (net of letters of credit which reduce the amount available to be borrowed) under its revolving credit facilities. The weighted average interest rates on outstanding term loan and revolver borrowings under the Credit Agreement for the six months ended June 30, 1998 were 9.0 percent and 8.6 percent, respectively. The weighted average rates do not include the effect of the amortization of deferred debt issuance costs.

     The Company's various senior note indentures (the "Senior Notes Indentures") (under which approximately $2.0 billion of debt is outstanding) state that if the Company does not maintain a minimum Subordinated Capital Base (as defined) of $1 billion for any two successive quarters, then the Company will be required to semi-annually offer to purchase 10 percent of such outstanding indebtedness at par until the minimum Subordinated Capital Base is again attained. In the event that the Company's Credit Agreement does not permit the offer to repurchase, then the Company will be required to increase the rates on the senior notes outstanding under the Senior Note Indentures by 50 basis points per quarter up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained. The Company's Subordinated Capital Base was $636.0 million at June 30, 1998, $840.0 million at March 31, 1998 and $898.6 million at December 31, 1997. In April 1998, the Company, as permitted by the March 1998 Credit Agreement amendment, made a one-time offer for the repurchase of 10 percent of the senior notes issued under the Senior Note Indentures. The offer expired on April 28, 1998 with approximately $1.3 million of notes having been tendered and purchased at par.

     The Company's senior subordinated indenture dated March 15, 1992 (the "Senior Subordinated Indenture") (under which approximately $594 million of debt was outstanding at June 30, 1998) states that if the Company does not maintain $500 million of Net Worth (as defined) for any two successive quarters, the Company will be required to increase the interest rate on each series of senior subordinated indebtedness outstanding under the Senior Subordinated Indenture by 50 basis points on each succeeding interest payment date up to a maximum amount of 200 basis points until the required Net Worth is attained. The Company's Net Worth (as defined) was $115.8 million at June 30, 1998, $319.8 million at March 31, 1998 and $378.4 million at December 31, 1997. Effective August 15,1998 the Company will be required to increase the interest rate on its 11 percent Senior Subordinated Debentures due
August 15, 1999 by 50 basis points.   The Company will also be required
to increase the interest rate  on its 10.75 percent Senior
Subordinated Debentures due April 1, 2002 and its Senior Subordinated Units due April 1, 2002 effective October 1, 1998.

     There can be no assurance that the Company can achieve or maintain the minimum Subordinated Capital Base or required Net Worth in the future.

Operating activities:

Net cash used by operating activities was $77.4 million for the six months ended June 30, 1998, compared with $198.8 million of cash used by operating activities for the 1997 period. The decrease in net cash used by operating activities was primarily the result of improved product pricing over 1997 levels. The use of cash during the 1998 period primarily resulted from the first half net loss in conjunction with cash outflows associated with working capital changes.

Financing activities:

During the first half of 1998 the Company increased its borrowings by $196 million under its revolving credit facility, primarily to fund operating cash needs, capital expenditures and debt service obligations.

     On April 3, 1998, Stone Container GMBH, a German subsidiary of the Company, entered into a loan facility agreement with Dresdner Bank AG for 90 million Deutsche Marks at an interest rate equal to LIBOR plus 2 percent. The loan facility expires April 30, 2005. The proceeds from the facility were loaned to the Company and were applied against amounts outstanding on the Company's term loans under its Credit Agreement.

     On June 16, 1998, the Company issued a notice to redeem all of its outstanding 8-7/8 percent Convertible Senior Subordinated Notes due 2000 (the "Notes") on July 15, 1998 at a redemption price equal to 101 percent of the principal amount of each Note, plus accrued interest. The $58.4 million of Notes were convertible into shares of common stock at a conversion price of $11.55 per share. All of the Notes were converted in July (prior to the redemption date), resulting in the issuance of 5,060,516 shares of common stock.

     On July 15, 1998, the Company repaid its 12-5/8 percent Senior Notes at maturity, with borrowings under its revolving credit facility.

     The declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Company's Credit Agreement, Senior Note Indentures and Senior Subordinated Indenture. Due to these restrictive provisions, the Company cannot declare or pay dividends on its Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Cumulative Preferred Stock") or common stock until the Company generates income or issues capital stock to replenish the dividend pool under various of its debt instruments and Net Worth (as defined) equals or exceeds $750 million. Additionally, common stock cash dividends cannot be declared and paid in the event accumulated preferred stock dividend arrearages exist. At June 30, 1998, the dividend pool under the Senior Subordinated Indenture (which contains the most restrictive dividend pool provision) had a deficit of approximately $522 million and Net Worth (as defined) was $115.8 million. In the event six quarterly dividends remain unpaid on the Series E Cumulative Preferred Stock, the holders of the Series E Cumulative Preferred Stock would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Cumulative Preferred Stock have been declared and paid or set apart for payment. At June 30, 1998 the Company had accumulated dividend arrearages on the Series E Cumulative Preferred Stock of $10 million, which represents five consecutive quarters for which dividends have not been paid. The Company did not make its May 15, 1998 dividend payment and the Company will not make a dividend payment on August 15, 1998. Furthermore, absent an amendment from its senior and senior subordinated note holders, is not likely to make a dividend payment on November 15, 1998. As a result of the Company missing the August 15, 1998 payment, the Company will set forth the procedures for the holders of Series E Cumulative Preferred Stock to elect the two additional members to the Company's Board of Directors.

Investing activities:

Capital expenditures for the six months ended June 30, 1998 totaled approximately $68 million.

Outlook:

The Company's liquidity and financial flexibility has been adversely impacted by the net losses and insufficient operating cash flows generated during the past two years and in the first half of 1998.

     On October 27, 1997, the Company announced its intent to, among other things, sell its ownership interest in Stone-Canada which at the time of sale would have included its 25.2 percent ownership interest in Abitibi-Consolidated, its 50 percent interest in MacMillian-Bathurst and its wholly owned pulp mill located at Portage-du-Fort, Quebec. The Company still intends to sell its interest in the Abitibi-Consolidated shares and possibly other Canadian assets which are not as yet determined. If completed, this transaction would provide a significant amount of cash to the Company, which would be used to repay debt. Additionally, the Company intends to sell or monetize certain other of its assets (including any remaining pulp operations) with any proceeds received therefrom to also be applied towards debt reduction. On May 10, 1998, the Company agreed to merge (the "Merger") with a subsidiary of Jefferson Smurfit Corporation ("JSC") pursuant to an agreement and Plan of Merger (the "Merger Agreement") dated as of May 10, 1998 among JSC, JSC Acquisition Corporation and the Company. Due to the proposed Merger, the Company is re-evaluating the previously announced divestitures. While the Company currently intends to sell or otherwise divest certain non-core assets, the determination of non-core assets to be divested and the timing of any such transactions will be dependent on, among other things, the consummation and effective date of the Merger, discussion with management of JSC, pending planning for integration of divestiture and cost reduction plans for JSC and the Company post-merger, potential refinancing plans related to the Merger and market conditions. While the Company currently believes that these sales and/or monetizations may be consummated, subject, among other things, to market conditions and market values for such assets; however, no assurance can be given that such asset sales or monetizations will be completed. Currently, the Company' debt agreements require that proceeds from asset sales be used only for debt reduction.

     The Company's ability to incur additional indebtedness and refinance its 1998 debt maturities is significantly limited under the Company's debt agreements. The Company has debt amortizations of $255 million of principal plus interest of approximately $230 million (at debt and interest-rate levels as of June 30, 1998 excluding the 12-5/8 percent Senior Notes repaid July 15, 1998) due in the remainder of 1998 and has significant annual debt service requirements beyond 1998. The 1998 debt amortizations include $240 million of 11-7/8 percent Senior Notes due December 1, 1998.

     It is expected that the Company will continue to incur losses unless prices for the Company's products substantially improve.
Without achieving significant price increases and sustaining such levels in the future, the Company's cash resources and borrowing availability under the existing revolving credit facilities will likely be fully utilized, thereby reducing such sources of liquidity. Pricing for the Company's products has not improved significantly over the depressed levels of 1997, and as a result the Company expects to report a net loss for the third quarter of 1998. The Company's primary capital requirements consist of debt service and capital expenditures, including capital investment for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. The Company is highly leveraged and as a result incurs substantial ongoing interest expense. Besides the 1998 debt service requirements previously mentioned, the Company, based upon indebtedness outstanding at June 30, 1998, will be required to make debt principal repayments of approximately $557 million in 1999, $472 million in 2000 and $615 million in 2001. In the event that operating cash flows, proceeds from any assets sales, borrowing availability under its revolving credit facilities or from other financing sources do not provide sufficient liquidity for the Company to meet its obligations, including its debt service requirements, the Company will be required to pursue other alternatives to repay indebtedness and improve liquidity, including cost reductions, deferral of certain discretionary capital expenditures and seeking amendments to its debt agreements. No assurances can be given that such measures, if required, could be implemented or would generate the liquidity required by the Company to operate its business and service its obligations.

     On May 10, 1998, the Company agreed to the Merger. The terms of the Merger are set forth in the Merger Agreement. In the Merger, each share of the Company's common stock will be converted into 0.99 of a share of JSC's common stock, par value $0.01 per share (the "JSC Common Stock"), and JSC will be renamed Smurfit-Stone Container Corporation. The Merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and will be accounted for as a purchase.

     Consummation of the Merger, which is expected to close in the fall of 1998, is subject to various conditions, including (i) receipt of approval by the stockholders of each of the Company and JSC of appropriate matters relating to the Merger Agreement and the Merger;
(ii) registration of the shares of JSC Common Stock to be issued in the Merger under the Securities Act of 1933, as amended; and (iii) satisfaction of certain other conditions including regulatory matters. The Company received the requisite regulatory approvals of the Federal Trade Commission, the European Commission and the Canadian Competition Bureau in July.


     The foregoing summary of the Merger Agreement is qualified in its entirety by reference to the text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 12, 1998 and which is incorporated herein by reference.

      The combined company is expected to have approximately $7 billion of debt outstanding after the Merger (without giving affect to any divestitures prior to or upon the Merger or thereafter). In connection with the Merger, the Company is considering various refinancing alternatives which would be intended to reduce interest expense and address the expected liquidity requirements of the combined company following the Merger. Effectuation of the Merger is not conditioned on consummation of any such refinancing. There are material uncertainties relating to the consummation of any of the refinancing alternatives under consideration and, as a result, the particular capital structure that would result from any such alternative is subject to significant variables. In addition, no assurance can be given that any of the refinancing alternatives and planned divestitures will generate sufficient funds to meet all of the combined company's needs or that refinancing or divestitures can be implemented on terms acceptable to the combined company. Even if a refinancing and all of the planned divestitures are implemented, the combined company will continue to have a highly leveraged capital structure.

     In May 1998, four putative class action complaints were filed against the individual directors of the Company, the Company and JSC in the Court of Chancery of the State of Delaware in and for New Castle County. On June 15, 1998, the Court of Chancery signed an order which consolidated the four actions. Now captioned as In re Stone Container Shareholders Litigation, C.A. 16375 (the "Action"), the Action alleges, among other things, that the directors of the Company violated the fiduciary duties of due care and loyalty that they owed to the public stockholders of the Company because, the Action contends, the directors failed to undertake an appropriate evaluation of the Company's net worth as a merger/acquisition candidate, actively evaluate the proposed transaction and engage in a meaningful auction with third parties in an attempt to obtain the best value for the Company's stockholders. The Action further alleges that the Company's directors failed to make an informed decision and that the stockholders will not receive fair value for their shares of common stock in the Merger, will be largely divested of their right to share in the Company's future growth and development and will be prevented from obtaining fair and adequate consideration for their shares of common stock. The Action requests that the Court of Chancery, among other things, declare that the Action is a proper class action and enjoin the Merger and require that the directors place the Company up for auction and/or conduct a market-check to ascertain the Company's value.

      On August 11, 1998, the parties to the Action entered into a memorandum of understanding setting forth the terms of a proposed settlement of the Action, subject to certain conditions. While the Company, the members of the Company's board of directors and JSC continue to deny the allegations of the Action or that they have breached any duty or engaged in any wrongdoing in connection with the Merger, the defendants have agreed to enter into the proposed settlement to eliminate the burden, expense and uncertainty of litigation. In connection with the proposed settlement, (a) the
Company and JSC agreed to provide plaintiffs' counsel with an opportunity to review and comment upon the disclosure to be provided to the Company's stockholders in the joint proxy statement seeking stockholder approval of the Merger, (b) the Company agreed to obtain an updated opinion as to the fairness of the Merger to the Company's stockholders from a financial point of view, and (c) the Company and JSC agreed, subject to approval by their respective boards of directors, to amend the Merger Agreement to reduce the termination fee payable to the Company or JSC, respectively, upon termination of the Merger in certain circumstances, from $60 million to $50 million. The defendants in the Action agreed not to oppose an application to the Court of Chancery by plaintiffs' counsel for fees and expenses not to exceed $650,000, which would be paid by the Company. The proposed settlement set forth in the memorandum of understanding is subject to a number of conditions, including discovery by plaintiffs' counsel, approval of the proposed settlement by the Court of Chancery and consummation of the Merger. If the proposed settlement is approved by the Court of Chancery and the other conditions are satisfied, the Court will certify a non-opt out class of the Company's stockholders for the period from May 10, 1998 through the effective time of the Merger, the Action will be dismissed with prejudice and the Company, the Company's board of directors, JSC and their respective officers, directors, employees and agents will receive a release for all claims that were or could have been asserted in the Action.

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
     On April 20, 1994, Carolina Power & Light ("CP&L") commenced proceedings against the Company before The Federal Energy Regulatory Commission ("FERC") (the "Stone FERC Proceeding") and in the United States District Court for the Eastern District of North Carolina (the "Federal Court Action"). Both proceedings relate to the Company's electric cogeneration facility located at its Florence, South Carolina plant (the "Facility") and the Electric Power Purchase Agreement (the "Agreement") between the Company and CP&L.

     In the Stone FERC Proceeding, CP&L alleged that in August 1991 when the Company elected to switch to a "buy-all/sell-all mode of operation" pursuant to the Agreement, the Facility lost its qualifying facility ("QF") certification under the Public Utility Regulatory Policy Act of 1978 thereby making it a public utility. In the Federal Court Action, CP&L had requested declaratory judgments that (i) sales of electric energy by the Company after August 1991 were subject to a reasonable rate determination by the FERC, and (ii) the Company's failure to maintain the Facility's QF status terminated the Agreement. On September 20, 1994, the United States District Court (the "District Court") stayed the Federal Court Action pending the FERC's decision.

     On February 11, 1998, the FERC entered its order (the "FERC Order") denying CP&L's motion to revoke the Facility's QF status, and the Company may, therefore, continue to sell electric power to CP&L pursuant to the Agreement's buy-all/sell-all option. The FERC Order was issued not only in the Stone FERC Proceeding, but also in two separate QF proceedings before the FERC (the "Other Proceedings"). While the Other Proceedings involve unrelated parties and different facts and circumstances, the FERC Order established a policy applicable to the Stone FERC Proceeding and the Other Proceedings. Subsequent to the FERC Order, the District Court, at CP&L's request, dismissed the Federal Court Action with prejudice. Certain parties in the Other Proceedings have applied to the FERC for rehearing of the FERC Order. The FERC may either grant or deny a rehearing and, if a rehearing is denied, the FERC Order would be final but also appealable to the appropriate U.S. Court of Appeals. There can be no assurance that the FERC Order will not be revised or reversed upon any rehearing or appeal in connection with the Other Proceedings or what affect any such revision or reversal would have on the Stone FERC Proceeding. The Company believes that in the Stone FERC Proceeding, where no party has requested rehearing, the FERC Order should be final, regardless of the outcome of the Other Proceedings. Moreover, the Company believes that the facts and policies at issue in Stone FERC Proceeding differ materially from those at issue in the Other Proceedings.

     On January 22, 1996, the United States of America filed a suit against the Company in the United States District Court for the District of Montana seeking injunctive relief and an unspecified amount in civil penalties based on the alleged failure of the Company to comply with certain provisions of the Clean Air Act ("CAA"), its implementing regulations, and the Montana State Implementation Plan at the Company's Missoula, Montana kraft pulp mill, (the "Missoula Mill"). The complaint specifically alleged that the Company exceeded the 20% opacity limitation for recovery boiler emissions; failed to properly set the span on a recovery boiler continuous emissions monitor; and violated limitations on venting of an air contaminant by improperly venting non-condensible gasses. On May 19, 1998, the Company, the United States Department of Justice, the United States Environmental Protection Agency and other intervening parties entered into a consent decree settling this case. In addition to, among other things, agreeing to certain emissions limitations and monitoring and reporting requirements, the Company paid a civil penalty of $312,500.

     In a related matter, on January 29, 1996 a Complaint was filed in the United States District Court for the District of Montana by the Montana Coalition for Health, Environmental and Economic Rights, Inc.; Cold Mountain, Cold Rivers, Inc. and Native Forest Network, Inc. (collectively "Plaintiffs") alleging numerous violations at the Missoula Mill of the provisions of the CAA, the Federal Water Pollution Control Act and the Emergency Planning and Community Right-to-Know Act. The Complaint, as amended, sought declaratory and injunctive relief together with civil penalties of $25,000 per day for each day of alleged violation. After extensive discussions with Plaintiffs, on May 19, 1998 the District Court entered a Consent Decree between the Company and Plaintiffs pursuant to which the Company has agreed to (i) the payment of a penalty of $50,000; (ii) the funding of $300,000 over five years for specified projects to be undertaken by the Missoula City-County Air Pollution Control Board, the Missoula Water Quality District Board and the Missoula County Local Emergency Planning Committee; (iii) the payment of specified habitat restoration and creation projects along the Clark Fork River ($100,000 over five years) and Clark Fork River Basin ($50,000 over three years) (iv) the development and implementation of a Pollution Prevention Program at the Missoula Mill; and (v) undertake specified analyses with respect to alternative bleaching technologies, UCC rejects handling technologies and use of alternative fibers in the production process. The Company has paid the $50,000 penalty and will pay the requisite portion of the projects funding as required.

     On April 6, 1998, a suit was filed against the Company in Los Angeles Superior Court by Chesterfield Investments and DP Investments L.P. alleging that the Company owes them approximately $120 million relating to the Company's purchase of the plaintiff's interest in Stone Savannah River Pulp & Paper Corporation ("SSR"). In 1991, the Company purchased from Chesterfield Investments its shares of common stock of SSR for approximately $6 million plus a contingent payment payable in March 1998 based upon the performance of the operations which were contained in SSR. The Company is vigorously disputing the plaintiff's calculation of the contingent payment amount.

     Believing the allegations to be without merit and without admitting liability, on June 4, 1998 the Company entered into a consent decree (the "Consent Agreement") with the Federal Trade Commission (the
     "FTC").   In  pertinent part, the Consent Agreement  requires  the
     Company to cease and desist from "requesting, suggesting, urging or advocating that any manufacturer or seller of linerboard raise, fix, or stablize prices or price levels..." and from "entering into,
     or attempting to enter into...any  agreement...to   fix,   raise,
     establish, maintain or stablize prices or price levels...".

     There are no monetary fines, sanctions or damages imposed by the FTC in connection with the Consent Agreement. However, the Company will be required to file certain reports on an annual basis with the FTC to evidence its compliance with the Consent Agreement.

     In May 1998, four putative class action complaints were filed against the individual directors of the Company, the Company and JSC in the Court of Chancery of the State of Delaware in and for New Castle County. On June 15, 1998, the Court of Chancery signed an order which consolidated the four actions. Now captioned as In re Stone Container Shareholders Litigation, C.A. 16375 (the "Action"), the Action alleges, among other things, that the directors of the Company violated the fiduciary duties of due care and loyalty that they owed to the public stockholders of the Company because, the Action contends, the directors failed to undertake an appropriate evaluation of the Company's net worth as a merger/acquisition candidate, actively evaluate the proposed transaction and engage in meaningful auction with third parties in an attempt to obtain the best value for the Company's stockholders. The Action further alleges that the Company's directors failed to make an informed decision and that stockholders will not receive fair value for their shares of common stock in the Merger, will be largely divested of their right to share in the Company's further growth and development and will be prevented from obtaining fair and adequate consideration for their shares of common stock. The Action requests that the Court of Chancery, among other things, declare that the Action is a proper class action and enjoin the Merger and require that the directors place the Company up for auction and/or conduct a market-check to ascertain the Company's value.

     On August 11, 1998, the parties to the Action entered into a memorandum of understanding setting forth the terms of a proposed settlement of the Action, subject to certain conditions. While the Company, the members of the Company's board of directors and JSC continue to deny the allegations of the Action or that they have breached any duty or engaged in any wrongdoing in connection with the Merger, the defendants have agreed to enter into the proposed settlement to eliminate the burden, expense and uncertainty of litigation. In connection with the proposed settlement, (a) the Company and JSC agreed to provide plaintiffs' counsel with an opportunity to review and comment upon the disclosure to be provided to the Company's stockholders in the joint proxy statement seeking stockholder approval of the Merger,
     (b)  the  Company agreed to obtain an updated opinion  as  to  the fairness of the Merger to the Company's stockholders from a financial point of view, and (c) the Company and JSC agreed, subject to approval by their respective boards of directors, to amend the Merger Agreement to reduce the termination fee payable to the Company or JSC, respectively, upon termination of the Merger in certain circumstances, from $60 million to $50 million. The defendants in the Action agreed not to oppose an application to the Court of Chancery by plaintiffs' counsel for fees and expenses not to exceed $650,000, which would be paid by the Company. The proposed settlement set forth in the memorandum of understanding is subject to a number of conditions, including discovery by plaintiffs' counsel, approval of the proposed settlement by the Court of Chancery and consummation of the Merger. If the proposed settlement is approved by the Court of Chancery and the other conditions are satisfied, the Court will certify a non-opt out class of the Company's shareholders for the period from May 10, 1998 through the effective time of the Merger, the Action will be dismissed with prejudice and the Company, the Company's board of directors, JSC and their respective officers, directors, employees and agents will receive a release for all claims that were or could have been asserted in the Action.

     Three class action complaints, General Refractories Company v.
     Stone Container Corporation, Crest Meat Co, Inc. v. Stone
     Container Corporation, and Albert I. Halper Corrugated Box Co.,
     Inc. v. Stone Container Corporation, have been filed in the United States District Court for the Northern District of Illinois. The
     suits allege that the Company reached agreements in restraint of trade with other producers of corrugated sheets in violation of
     Section 1 of the Sherman Antitrust Act, 15 U.S.C.Section 1. The Company is the only named defendant, though the suits allege that other unnamed firms participated in the purported restraints of trade, and specifically allege, on information and belief, that Jefferson Smurfit Corporation also participated. The suits seek an unspecified amount of damages arising out of the sale of
     corrugated sheets for the period October 1, 1993 through March 31, 1995. Under the provisions of the antitrust laws, any award of
     actual damages would be trebled.   The Company moved to dismiss
     the General Refractories and Crest Meat Co. complaints on August
     7, and intends to move to dismiss the Halper complaint as well. Discovery has not yet commenced, and a trial date has not been set. The Company believes it has meritorious defenses to these actions, and intends to vigorously defend itself.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting of Stockholders on May 12,
     1998.

(b)  The following matters were voted upon at the Annual Meeting of
     Stockholders:

     1. The election of the nominees for Directors who will serve for a term to expire at the next succeeding Annual Meeting of Stockholders was voted on by the stockholders. The nominees, all of whom were elected, are set forth below. The inspectors of election certified the following vote tabulations:

                                       For    Witheld   Non-
                                                       Votes
       William F. Aldinger      88,771,106    620,692    0
       Dionisio Garza           88,774,173    617,625    0
       Richard A. Giesen        88,708,549    683,249    0
       James J. Glasser         88,713,756    678,042    0
       Jack M. Greenberg        88,771,129    620,669    0
       John D. Nichols          88,707,950    683,848    0
       Jerry K. Pearlman        88,663,973    727,825    0
       Richard J. Raskin        88,703,919    687,879    0
       Phillip B. Rooney        88,810,444    581,354    0
       Ira N. Stone             88,636,551    755,247    0
       James H. Stone           88,639,838    751,960    0
       Roger W. Stone           88,642,019    749,779    0

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11.  Computation of Basic and Diluted Net Loss Per Common Share.

     27.  Financial Data Schedule for the six months ended June 30, 1998

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




                                            STONE CONTAINER CORPORATION



                                              By:  THOMAS P. CUTILLETTA
                                    Thomas P. Cutilletta
                                    Senior Vice President,
                                     Administration and
                                     Corporation Controller (Principal
                                     Accounting Officer)





Date:  August 14, 1998








