Form 10-Q
period 1998-09-30
STONE CONTAINER CORP
filed 1998-11-16
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q



[X]   Quarterly  Report Pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934

     For the Quarterly period ended September 30, 1998.

[   ]  Transition  Report Pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act 1934

       For   the  transition  period  from  _____________________to
_________________.
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

               Yes    x                 No  ______

Number of common shares outstanding as of November 10, 1998:
104,977,686

                  PART I.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS
           STONE CONTAINER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                                          September 30,      December 31,
(in millions)                                     1998*              1997
                                                           <C
                                                            >
Assets
Current assets:
Cash and cash equivalents                $         96.4     $       112.6
Accounts and notes receivable (less
allowances of $32.2 and $27.8)                    633.4             652.7
Inventories                                       700.4             716.0
Other                                             116.4             114.4
     Total current assets                       1,546.5           1,595.7
Property, plant and equipment                   4,898.5           4,857.3
Accumulated depreciation and                  (2,603.2)         (2,479.8)
amortization
     Property, plant and equipment-net          2,295.3           2,377.5
Timberlands                                        47.3              49.6
Goodwill                                          425.0             444.0
Investment in non-consolidated                    768.3             878.1
affiliates
Other                                             362.6             479.2
Total assets                             $      5,445.0    $      5,824.1

Liabilities and stockholders' equity
Current liabilities:
Accounts payable                         $        277.2     $       327.9
Current maturities of long-term debt              798.7             415.9
Income taxes                                       23.2              26.6
Accrued and other current liabilities             353.2             318.6
     Total current liabilities                  1,452.3           1,089.0
Senior long-term debt                           3,202.2           3,238.0
Subordinated debt                                 519.7             697.5
Non-recourse debt of consolidated                   8.4                --
affiliates
Other long-term liabilities                       327.7             306.7
Deferred taxes                                    153.6             216.0
Commitments and contingencies (Note
12)

Stockholders' equity:
  Series E preferred stock                        115.0             115.0
  Common stock (105.0 and 99.3 shares
outstanding)                                    1,033.2             966.3
  Accumulated deficit                           (980.7)           (479.5)
  Accumulated other comprehensive               (386.3)           (324.6)
income
  Unamortized expense of restricted                (.1)              (.3)
stock plan
     Total stockholders' equity                 (218.9)             276.9
(deficit)
Total liabilities and stockholders'      $      5,445.0     $     5,824.1
equity

               *Unaudited; subject to year-end audit
 The accompanying notes are an integral part of these statements.

           STONE CONTAINER CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                        Three months ended           Nine months ended
                          September 30,                September 30,
(in millions except         1998           1997          1998          1997
per share)
Net sales            $   1,218.2      $ 1,182.8    $  3,757.4     $ 3,563.9
Cost of products sold    1,025.1          998.3       3,111.6       3,001.8
Selling, general           150.5          135.5         443.5         423.1
and administrative
expenses
Depreciation and            67.6           73.9         203.6         233.5
amortization
Equity loss from            40.3           16.9          76.0          40.1
affiliates
Other (income)              66.4          (6.6)         113.4        (10.4)
expense-net
Loss before
interest expense,
income taxes,
minority interest         (131.7)        (35.2)        (190.7)       (124.2)
and extraordinary
charges
Interest expense          (117.4)       (114.7)        (354.7)       (340.9)
Loss before income
taxes, minority
interest and extra-
ordinary charges          (249.1)       (149.9)        (545.4)       (465.1)
(Provision) credit
for income taxes          (26.4)           51.3          44.7         162.4
Minority interest             --           (.1)          (.1)          (.1)
Loss before
extraordinary            (275.5)         (98.7)        (500.8)       (302.8)
charges
Extraordinary
charges from early
  extinguishment
of debt (net of
income                        --             --          (.4)        (13.3)
  tax benefit)
Net loss                 (275.5)         (98.7)        (501.2)      (316.1)
Preferred stock
dividends                  (2.0)          (2.0)         (6.1)         (6.0)
Net loss
applicable to        $   (277.5)      $ (100.7)    $   (507.3)    $  (322.1)
common shares

Accumulated
deficit, beginning   $    (705.2)      $ (270.9)    $   (479.5)    $  (51.5)
of period
Net loss                  (275.5)         (98.7)        (501.2)      (316.1)

Cash dividends on
common and
preferred                     --             --            --         (2.0)
 stock
Accumulated
deficit, end of      $    (980.7)      $ (369.6)    $   (980.7)     $  (369.6)
period

Per share of
common stock:
Loss before
extraordinary
charges -            $    (2.66)      $  (1.01)    $   (5.01)   $    (3.11)
  Basic/Diluted
Extraordinary
charges from early
  extinguishment              --             --            --         (.13)
of debt
Net loss             $    (2.66)      $  (1.01)    $   (5.01)     $  (3.24)
-Basic/Diluted

Cash dividends       $        --      $      --    $       --     $      --
Common shares
outstanding
(weighted average,         104.3           99.3         101.3          99.3
in millions)

               Unaudited; subject to year-end audit
 The accompanying notes are an integral part of these statements.


                   STONE CONTAINER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Three months ended     Nine months ended
                                     September 30,          September 30,
(in millions except per share)          1998      1997        1998       1997
Cash flows from operating
activities:
Net loss                          $   (275.5)  $ (98.7)  $  (501.2)  $ (316.1)
Adjustments to reconcile net
loss to net cash provided by
(used in)operating activities:
   Depreciation and                     67.6      73.9       203.6      233.5
     amortization
   Deferred taxes                       20.8     (61.6)     (62.2)     (182.4)
   Foreign currency transaction
    losses                              11.8        .7        20.3        4.3
   Equity loss from affiliates          40.3      16.9        76.0       40.1
   Write-off investment in                --        --        53.5         --
       SVCPI
   Write-down of long-term              55.0        --        55.0         --
     assets/investments
   Extraordinary charges from
     early extinguishment of debt         --        --          .4       13.3
   Other-net                            48.3      20.2        80.4       62.0

Changes in current assets and
liabilities net of adjustments
for acquisitions and a
disposition:
   (Increase) decrease in
     accounts and                       10.3     (28.7)       12.5     (81.3)
     notes receivable-net
   (Increase) decrease in               29.8     (12.9)       12.8       18.6
     inventories
   Decrease in other current            40.1      17.7        24.4       17.9
     assets
   Increase (decrease) in
     accounts payable and              (20.1)      80.3      (24.5)       (.9)
     other current liabilities
Net cash provided by (used in)          28.4       7.8      (49.0)     (191.0)
operating activities

Cash flows from financing
activities:
Payments made on debt                 (156.3)    (36.3)     (221.3)    (467.4)
Payments by consolidated
affiliates on                          (1.6)      (.5)       (1.6)     (13.4)
  non-recourse debt
Borrowings                             190.5     101.7       434.5      905.9
Proceeds from issuance of                 --        .1         2.4         .1
common stock
Cash dividends                            --        --          --      (2.0)
Net cash provided by financing          32.6      65.0       214.0      423.2
activities

Cash flows from investing
activities:
Capital expenditures                  (41.7)     (35.2)     (109.3)    (93.2)
Proceeds from sales of assets           1.3        2.4         2.7       5.5
Investments in and advances to        (24.2)      (5.4)      (72.5)    (14.3)
affiliates, net
Other-net                              (8.4)       1.8        (.4)     (25.3)
Net cash used in investing            (73.0)     (36.4)    (179.5)    (127.3)
activities

Effect of exchange rate changes        (1.1)      (.3)       (1.7)      (2.7)
on cash
Net increase (decrease) in cash
and cash                              (13.1)      36.1      (16.2)      102.2
  equivalents
Cash and cash equivalents,             109.5     178.7       112.6      112.6
beginning of period
Cash and cash equivalents, end    $     96.4   $ 214.8   $    96.4   $  214.8
of period

     See Note 11 regarding supplemental cash flow information.
               Unaudited; subject to year-end audit
 The accompanying notes are an integral part of these statements.

              STONE CONTAINER CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  Basis of Presentation

Pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q, the financial statements, footnote disclosures and other information normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed. These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in Stone Container Corporation's (the "Company's") latest Annual Report on Form 10-K, as amended by a Form 10-K/A. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to fairly present the Company's financial position as of September 30, 1998 and the results of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997.

NOTE 2:  Reclassifications

Certain prior year amounts have been restated to conform with the current year presentation in the Consolidated Balance Sheets and in the Statements of Operations and Accumulated Deficit.

NOTE: 3:  Pending Merger

On May 10, 1998, the Company agreed to merge (the "Merger") with a subsidiary of Jefferson Smurfit Corporation ("JSC"), a U.S. integrated manufacturer of paperboard, paper and packaging products. The terms of the Merger are set forth in an Agreement and Plan of Merger, dated as of May 10, 1998, among JSC, JSC Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of JSC, and the Company, as amended by Amendment No. 1 dated as of October 2, 1998 (the "Merger Agreement"). In the Merger, each share of the Company's common stock will be converted into 0.99 of a share of JSC's common stock, par value $0.01 per share (the "JSC Common Stock"), and JSC will be renamed Smurfit-Stone Container Corporation. The Merger is intended to constitute a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and will be accounted for as a purchase.

     The shareholders of the Company and JSC will vote on the Merger on November 17, 1998. Subject to shareholder approval, the Merger is expected to close shortly thereafter.

     The foregoing summary of the original Agreement and Plan of Merger is qualified in its entirety by reference to the text of the original Agreement and Plan of Merger, a copy of which is filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 12, 1998 and which is incorporated herein by reference. The Merger Agreement (as amended by Amendment No. 1 thereto) is included in the Joint Proxy Statement/Prospectus dated October 8, 1998 of JSC and the Company (the "Joint Proxy Statement/Prospectus").

	If the Merger is consummated, Smurfit-Stone Container Corporation ("SSCC") is expected to have approximately $7 billion of debt outstanding after the Merger on a consolidated basis (without giving effect to any divestitures after the Merger) and the Company will need to continue to address its financial condition and liquidity needs. As described in the Joint Proxy Statement/Prospectus, JSC intends to amend its existing credit agreement to borrow $550 million (the "JSC Amendment") and use a portion of such borrowing to make a $300 million captial contribution to the Company at the time of the Merger. There can be no assurance that the JSC Amendment will become effective. If the JSC Amendment does not become effective, there can be no assurances to the extent to which any alternative financings would be available or the terms of any such alternative. Also in connection with the Merger, the Company expects to amend and restate its Credit Agreement to, among other things, extend the maturity date of its revolving credit facility and certain term loan payments. See "Financial Condition and Liquidity." If the Merger is consummated and the JSC Amendment is effected, it is expected that the funds from the JSC Amendment, proceeds from divestitures and funds generated from operations will satisfy the Company's short term liquidity needs. The Company does not expect such sources of funds to satisfy its long term liquidity needs and will needs to obtain additional debt or equity financing, if available and available on acceptable terms.
A further description of the financial position of the Company and SSCC following the Merger, if consummated, is set forth in the Joint Proxy Statement/Prospectus under "Risk Factors - Substantial Leverage; - Ability to Service Debt/Liquidity; and - Restrictive Covenants/Limited Ability to Incur Indebtedness."


NOTE 4:  Acquisition/Dispositions

On September 4, 1998, the Company's Canadian subsidiary, Stone Container (Canada) Inc. ("Stone Canada") purchased MacMillan Bloedel Ltd.'s ("MacBlo") 50 percent interest in MacMillan Bathurst Inc. ("MBI") for $185 million (Canadian). MBI is a Canadian corrugated container company that had sales of $462 million (Canadian) in 1997. Stone Canada, which already owned 50 percent of MBI, immediately resold the newly acquired 50 percent interest to a Canadian subsidiary of Jefferson Smurfit Group PLC for the same amount.

     On September 24, 1998 the Company and Waste Management, Inc ("Waste Management.") announced that they would terminate their recovered paper marketing joint venture Paper Recycling International, L.P. (PRI) at the end of this year. The assets and accounts of PRI will be divided between the Company and Waste Management. Waste Management will receive PRI's waste paper marketing efforts and the Company will receive PRI's waste paper procurement operations.

     On October 15, 1998 the Company sold its Snowflake, Arizona newsprint manufacturing operations and related assets (including the capital stock of The Apache Railway Company, a short-line railway that services the Snowflake facility) to Abitibi-Consolidated Inc. for approximately $250 million. The Company retained ownership of a corrugating medium machine located in the facility. Abitibi-Consolidated will operate the medium machine on behalf of the Company. Approximately $75 million of the proceeds from the sale were used to repay amounts outstanding under the Company's revolving credit facilities. The remaining net proceeds from the sale have been deposited in a cash collateral account with the agent for the lenders under the Company's Credit Agreement (as defined below). If the Merger is consummated and the Company's Credit Agreement is amended in connection therewith, the Company will be permitted and intends to use the net proceeds to repay a portion of its $240,000,000 principal amount of 11-7/8% Senior Notes due December 1, 1998. Otherwise, the net proceeds are required to be used to repay indebtedness under the Credit Agreement.

NOTE 5:  Asset Write-downs

Venepal SACA ("Venepal"), a forest products company based in Venezuela and 20 percent owned non-consolidated affiliate of the Company, is experiencing significant liquidity concerns as a result of adverse market conditions that caused a severe drop in third quarter sales
(to a five year low) combined with high debt service costs.
Venepal is currently in discussions with its creditors to restructure its debt, has announced work force reductions and is considering asset sales to generate cash. As a result, during the third quarter, the Company concluded that the delcine in value of its equity investment in Venepal stock was other than temporary and wrote down the investment to fair market value of approximately $2 million. The write down resulted in a $30 million pretax loss that was reflected as a component of Other income (expense) - net in the Company's Consoldiated Statements of Operations.

     Also in the third quarter of 1998, the Company determined that it would sell or liquidate its remaining non-core wood products assets. Accordingly, the Company recorded a pretax charge of $19 million in the current period to write these assets down to estimated fair value less cost to sell. Such assets held for sale (which approximate $19 million at September 30, 1998) are included in the other current assets section of the Consolidated Balance Sheet.

     On July 23, 1998 Stone Venepal (Celgar) Pulp, Inc. ("SVCPI"), a non-consolidated Canadian affiliate of the Company, filed for bankruptcy protection. The Company and its partners, after evaluating SVCPI's losses and cash flow under current market conditions, decided to end their relationship with SVCPI. As a result, the Company recorded a one-time write-off of $54 million in the second quarter of 1998 related to its interest in SVCPI. The lenders to SVCPI and any other SVCPI creditors do not have recourse against the Company.

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


                          Three months ended        Nine months ended
                            September  30,           September  30,
(in millions)                1998         1997         1998         1997
Net loss                $  (275.5)   $  (98.7)    $  (501.2)   $  (316.1)
Other comprehensive
income, net of tax:
  Foreign currency          (20.4)       (4.0)        (61.7)       (58.7)
   translation
Comprehensive income    $  (295.9)   $ (102.7)    $  (562.9)    $ (374.8)
  (loss)

                  Accumulated through               Accumulated through
                  September  30, 1998               September 30, 1997
                        Current                           Current
             Beginni    Period      Ending    Beginnin     Period     Ending
                ng      Change     Balance        g        Change    Balance
             Balance                           Balance
Minimum
pension
liability
adjustment   $ (31.3)   $    --    $ (31.3)   $  (42.7)   $     --   $ (42.7)
Foreign
currency
translation
adjustment    (293.3)     (61.7)    (355.0)     (178.8)       (58.7)  (237.5)
Accumulated
other
comprehen-
sive         $(324.6)   $ (61.7)   $(386.3)  $  (221.5)   $   (58.7)  $ (280.2)
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

NOTE 7:  Reconciliation of Basic and Diluted EPS

           Three months ended September      Nine months ended September 30,
                        30,
              1998          1997                 1998                 1997

In millions, except per share data

          Income          Income            Income            Income
          (Loss)  Shares  (Loss)  Shares    (Loss)  Shares    (Loss)  Shares
Loss
before
extra-
ordinary
charges  $(275.5)        $(98.7)           $(500.8)           $(302.8)
Less:
Preferred
dividends   (2.0)          (2.0)              (6.1)              (6.0)
Basic EPS
Income
available
to common
stock-    (277.5)  104.3 (100.7)    99.3    (506.9)    101.3   (308.8)   99.3
holders
Effect
of
Dilutive
Securities:
Convertible
Debt        (a)     (a)    (a)      (a)       (c )     (c )      (c)     (c )

Exchan
geable
Prefer
red         (b)     (b)      (b)      (b)      (d)      (d)      (d)      (d)
Stock
Diluted
EPS      $(277.5) 104.3  $(100.7)   99.3   $(506.9)   101.3   $(308.8)   99.3

Basis Earnings Per
Share     $(2.66)         $(1.01)           $(5.01)             $(3.11)
Amount

Diluted Earnings Per
Share     $(2.66)         $(1.01)           $(5.01)             $(3.11)
Amount
__________________
(a) Convertible debt effects of $.6 million and 2.0 million shares in 1998 and $1.3 million and 6.4 million shares in 1997 are excluded from the diluted EPS computation because they are antidilutive.
(b) Exchangeable preferred stock effects of $2.0 million and 3.4 million shares are excluded from the dilutive EPS computation because they are antidilutive.
(c) Convertible debt effects of $3.1 million and 4.9 million shares in 1998 and $3.8 million and 6.4 million shares in 1997 are excluded from the diluted EPS computation because they are antidilutive.
(d) Exchangeable preferred stock effects of $6.1 million and 3.4 million shares are excluded from the dilutive EPS computation because they are antidilutive.

NOTE 8:  Inventories

Inventories are summarized as follows:

                                 September        December
                                       30,             31,
(in millions)                         1998            1997
Raw materials and supplies        $  244.2      $    263.5
Paperstock                           322.5           342.1
Work in process                       20.6            21.5
Finished products                    132.7           108.5
                                     720.0           735.6
Excess of current cost over
LIFO Inventory value                 (19.6)          (19.6)

Total inventories                 $  700.4      $    716.0

NOTE 9:  Summarized Financial Information of Non-Consolidated Affiliates

Combined summarized financial information for the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                           Three months ended        Nine months ended
                              September 30,            September 30,
(in millions)                 1998         1997         1998         1997
Results of operations:
  Net sales               $  699.0    $  1,216.9   $  2,811.2    $  2,850.7
  Cost of products sold      613.7       1,028.9      2,254.6       2,329.0
  Loss before income
  taxes, minority interest
  and extraordinary         (221.0)       (41.8)       (278.1)       (97.1)
  charges
  Net loss                  (172.8)       (50.8)       (230.3)       (96.4)

NOTE 10:  Debt

Current maturities of long-term debt at September 30, 1998 and December 31, 1997 consisted of the following:

                                       September        December
                                             30,             31,
(in millions)                              1998            1997
11 7/8% Senior Notes due December 1,   $  239.6      $    239.7
1998
Revolving Credit Facility due May         406.0              --
15, 1999
11% Senior Subordinated Notes due         119.4              --
August 15, 1999
12 5/8% Senior Notes due July 15,            --           150.0
1998
Other                                      33.7            26.2
Total current maturities of  long-     $  798.7      $    415.9
term debt


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

NOTE 11:  Additional Cash Flow Statement Information

The Company's non-cash investing and financing activities and cash payments (receipts) for interest and income taxes were as follows:

                          Three months ended        Nine months ended
                            September 30,             September 30,
(in millions)                1998         1997         1998         1997
Decrease in debt due
to deconsolidation of
affiliate (1)           $      --    $      --    $      --    $   538.0
Increase in debt due
to consolidation of
affiliate (2)                  --           --         11.2        264.9
Capital lease
obligation incurred            .3           --          1.2           .9
Issuance of common
stock for
extinguishment of            59.1           --         59.3           --
debt

Cash paid during the
periods for:
Interest (net of
capitalization)         $   110.4    $    99.6    $   328.9    $   310.5
Income taxes (net of
refunds)                      5.8       (27.0)         20.7       (28.6)

__________
(1) Decrease in 1997 due to the sale of a portion of the Company's interest in SVCPI on June 26, 1997. Such amount includes the $264.9 million of debt assumed from CITIC as discussed below.
(2) Increase in 1997 due to the acquisition of CITIC's interest in the Celgar Mill on April 4, 1997.

NOTE 12:  Commitments and Contingencies

On April 6, 1998, a suit was filed against the Company in Los Angeles Superior Court by Chesterfield Investments and DP Investments L.P. (the "Plaintiffs") alleging that the Company owes them approximately $120 million relating to the Company's purchase of the Plaintiffs' interest in Stone Savannah River Pulp & Paper Corporation ("SSR"). In 1991, the Company purchased from Chesterfield Investments its shares of common stock of SSR for approximately $6 million plus a contingent payment payable in March 1998 based upon the performance of the operations that were contained in SSR. The Company is vigorously disputing the Plaintiffs' calculation of the contingent payment amount. The Company has settled the portion of the suit relating to amounts owed to DP Investment L.P.

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

     Several class action complaints have been filed in each of the United States District Court for the Northern District of Illinois and the United States District Court for the Eastern District of Pennsylvania. The suits allege that the Company reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products, including corrugated sheets and corrugated containers, in violation of Section 1 of the Sherman Antitrust Act, 15 U.S.C. 1. The Company is the only named defendant, though the suits allege that other unnamed firms participated in the purported restraints of trade, and some specifically allege, on information and belief, that Jefferson Smurfit Corporation also participated. The suits seek an unspecified amount of damages. Under the provisions of the antitrust
laws, any award of actual damages would be trebled.   The Company has
moved to dismiss some of the complaints and intends to move to dismiss the remaining complaints as well. The Company has moved before the Judicial Panel for Multidistrict Litigation to have all of the complaints transferred to and consolidated before the United States District Court for the Northern District of Illinois. Discovery has not yet commenced, and a trial date has not been set. The Company believes it has meritorious defenses to these actions, and intends to vigorously defend itself.

     On June 4, 1998 the Company, believing the allegations to be without merit and without admitting liability, entered into a consent decree (the "Consent Agreement") with the Federal Trade Commission (the "FTC"). In pertinent part, the Consent Agreement requires the Company to cease and desist from "requesting, suggesting, urging or advocating that any manufacturer or seller of linerboard raise, fix, or stabilize prices or price levels." and from "entering into, or attempting to enter into.any agreement.to fix, raise, establish, maintain or stabilize prices or price levels..". There are no monetary fines, sanctions or damages imposed by the FTC in connection with the Consent Agreement. However, the Company will be required to file certain reports on an annual basis with the FTC to evidence its compliance with the Consent Agreement.

     On October 20, 1998, two holders of the Company's Series E
Cumulative Convertible Exchangeable Preferred Stock (the "Series E Preferred") filed a complaint against the Company in Delaware Chancery Court. The plaintiffs have alleged that the Company is violating its certificate of incorporation by failing to call a meeting of Series E Preferred stockholders for the purpose of electing two directors by those stockholders. The plaintiffs have also alleged that, in connection with the pending Merger, the Company is seeking to change the Series E Preferred stockholders' rights without a two-thirds class vote of the Series E Preferred stockholders and that such stockholders should be entitled to vote with respect to the Merger. Among other things, the plaintiffs have requested injunctive relief with respect to the Merger.

     On October 29, 1998, a separate complaint by a Series E Preferred stockholder was filed against the Company in Delaware Chancery Court. This complaint is similar to the October 20, 1998 complaint; however, this second complaint purports to constitute a class action on behalf of all Series E Preferred stockholders and also names each of the directors of the Company as additional defendants.

     The Company intends to vigorously defend these actions.


              STONE CONTAINER CORPORATION AND SUBSIDIARIES
       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Provided below is certain financial data for the three and nine months ended September 30, 1998 and 1997.

                         Three months ended         Nine months ended
                           September 30,              September 30,
                             1998         1997         1998         1997
Net sales               $ 1,218.2    $ 1,182.8    $ 3,757.4    $ 3,563.9
Depreciation and
amortization                 67.6         73.9        203.6        233.5
Interest expense            117.4        114.7        354.7        340.9
Equity loss from
affiliates                   40.3         16.9         76.0         40.1
Loss before income
taxes,
  minority interest         249.1        149.9        545.4        465.1
and
  extraordinary
charges
Net loss                    275.5         98.7        501.2        316.1

The Company incurred a net loss of $275.5 million for the 1998 third quarter, or $2.66 per share of common stock, as compared with a net loss for the 1997 third quarter of $98.7 million, or $1.01 per share of common stock. For the nine months ended September 30, 1998, the Company incurred a net loss of $501.2 million, or $5.01 per share of common stock, as compared with a net loss of $316.1 million, or $3.24 per share
of common stock, for first the nine months of 1997.   The third quarter
results include a $30 million charge to write down the Company's investment in Venepal SACA and a $19 million charge to write certain non-core wood products assets to fair value less cost to sell.
The Company had previously incurred a charge of $53.5 million in the second quarter of 1998 to write-off its interest in Stone Venepal
(Celgar) Pulp, Inc. ("SVCPI"). See also Note 5 to the Consolidated Financial Statements. The results for the third quarter and first nine months of 1998 were also negatively impacted by the establishment of valuation allowances against deferred tax assets on net operating loss carryforwards which, due to continued losses, may not be realizable. The net loss for the nine months ended September 30, 1997 includes a non-cash extraordinary charge of $13.3 million, or $.13 per common share, representing the Company's share of a loss from the early extinguishment of debt incurred by Abitibi-Consolidated Inc. in connection with the May 1997 merger of Stone-Consolidated Corporation with Abitibi-Price Inc.

     Net sales for the three and nine months ended September 30, 1998, increased $35.4 million and $193.5 million, or 3.0% and 5.4%, respectively over the same periods of 1997. The increases resulted primarily from improved selling prices for corrugated containers and containerboard and increased corrugated container sales volumes, which more than offset the effect of lower average market pulp selling prices and sales volume. Sales for the nine months ended September 1997 included $62 million of sales generated by SVCPI, which had become a non-consolidated affiliate effective June 26, 1997. On an ongoing basis excluding SVCPI in 1997, sales for the nine months of 1998 increased 7.3%, over the prior year period. Additionally, the strengthening of the U.S. dollar relative to the German Mark and Canadian dollar had a negative affect on sales. If the U.S. dollar exchange rates remained unchanged from those of the 1997 periods, net sales for the three and nine months ended September 30, 1998 would have been higher by approximately $1 million and $22 million, respectively.

     Cost of products sold decreased as a percent of net sales to 84.1% and 82.8% for the third quarter and nine months of 1998, respectively, from 84.4% and 84.2% in the prior year periods. These improvements were mainly due to increased selling prices for most of the Company's products over prior year levels. Selling, general and administrative expenses as percent of sales increased to 12.4% for the current quarter from 11.5% for the third quarter of 1997. For the nine months ended September 30, 1998 selling, general and administrative expenses as a percent of sales
remained virtually unchanged from the 1997 period.   Depreciation and
amortization decreased 8.5% and 12.8% from the 1997 third quarter and nine month period, respectively, due in part to the deconsolidation of SVCPI and due to the full depreciation of certain assets in the prior year. For the third quarter and first nine months of 1998 the Company's share of losses from equity affiliates increased $23.4 million and $35.9 million over the respective prior year periods, largely as a result of a significant increase in foreign exchange transaction losses recorded by certain non-consolidated affiliates. Additionally, the Company's earnings were negatively affected by $11.8 million and $20.3 million of foreign exchange transaction losses included in Other (income) expense for the three months and nine months ended September 30, 1998 as compared to $.8 million and $4.4 million of exchange losses recognized in the comparable prior year periods. Interest expense was $2.7 million and $13.8 million higher in the third quarter and nine month period of 1998, primarily due to increased average borrowings.


               Product Line Sales Data               Percentage Change
            Three months      Nine months     Three months      Nine months
                ended            ended           ended             ended
                                              Sales    Sales   Sales    Sales
           1998       1997   1998     1997    Revenue  Volume  Revenue Volume
(in millions)
Corrugated
containers $ 680     $ 609  $2,017    $1,812     11.7%    4.6%    11.3%    5.9%
Paperboard
and kraft    270       292     883       834     (7.5)   (15.9)    5.9    (7.1)
paper
Industrial
paper bags   119       117     355       348      1.7      1.0     2.0     1.5
and sacks
Market
pulp          47        79     202       316    (40.5)   (11.7)   (36.1)  (24.7)
Other        102        86     300       254     18.6      nm      18.1      nm
Total
Net        1,218     1,183   3,757     3,564      3.0               5.4
Sales
Sales
of
SVCPI
(deconsolidated
June 1997)   --         --     --        (62)

Proforma $ 1,218    $1,183   3,757    $3,502      3.0%             7.3%
sales
excluding SVCPI

nm=not meaningful

     Net sales of corrugated containers increased 11.7% over the third quarter of 1997 as a result of improved domestic selling prices and a 4.6% increase in sales volume. Shipments of corrugated containers, including the Company's proportionate share of the shipments by its foreign affiliates, were 15.1 billion square feet for the third quarter of 1998 compared with 14.3 billion square feet for the comparable prior year period. For the first nine months of 1998 corrugated container sales increased 11.3% over the prior year period as a result of improved domestic selling prices and a 5.9% increase in sales volume. Shipments of corrugated containers were 44.3 billion square feet for the nine months of 1998 versus 41.4 billion in 1997.

     Net sales of paperboard and kraft paper decreased 7.5% from the third quarter of 1997 due to a 15.9% decrease in sales volume which more than offset improved paperboard selling prices. Production of containerboard and kraft paper was 1.34 million tons for the three months ended September 30, 1998, compared to 1.35 million tons for the prior year period. Sales of paperboard and kraft paper increased 5.9% over the first nine months of 1997, despite a 7.1% reduction in sales volume, as a result of significant price improvements from 1997 levels. Production of containerboard and kraft paper was 4.06 million tons for the nine months ended September 30, 1998, compared to 3.94 million tons for the prior year period.

     Sales of industrial bags and sacks for the third quarter and first nine months of 1998 increased modestly over the prior year periods as a result of improved sales volume and slightly higher average selling prices. Shipments of paper bags and sacks, including the Company's proportionate share of retail bag shipments of S&G Packaging Company, L.L.C. ("S&G"), were 128 thousand tons and 375 thousand tons for the three and nine months ended September 30, 1998, compared with 134 thousand tons and 382 thousand tons shipped during the comparable 1997 periods.

     Sales of market pulp decreased $32 million, or 40.5%, from the third quarter of 1997 due to a significant decrease in selling prices and lower sales volume. Sales of market pulp for the first nine months of 1998 decreased $114 million, or 36.1%, from the nine months of 1997.
Excluding $62 million of SVCPI's sales in 1997, market pulp sales decreased 20.5% from the first nine months of 1997 due to a 7.7% decline in sales volume and lower average selling prices.

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

     During 1998 the average exchange rates for the Canadian dollar and the German Mark strengthened (weakened) against the U.S. dollar as follows:

                          Nine         Three
                         months       months
                          ended        ended
                         9-30-98       9-30-98

Canadian dollar            (5.7)%        (4.6) %
German mark                (3.3)%          1.8 %


Financial Condition and Liquidity

The Company's working capital ratio was 1.1 to 1 at September 30, 1998 and 1.5 to 1 at December 31, 1997. The Company's long-term debt to total capitalization ratio was 101.7 percent at September 30, 1998 and 88.8 percent at December 31, 1997. Capitalization, for purposes of this ratio, includes long-term debt, deferred income taxes, minority interest and stockholders' equity.

     The Company's primary capital requirements consist of debt service and capital expenditures, including capital investment for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. The Company is highly leveraged, and while highly leveraged, will incur substantial ongoing interest expense.

     The Company's Credit Agreement contains covenants that include, among other things, the maintenance of certain financial tests and ratios. On March 26, 1998, on June 5, 1998, on July 31, 1998 and on October 5, 1998, the Company and its lenders amended the Company's credit agreement to, among other things, modify certain financial covenant requirements. At September 30, 1998, the Company's credit agreement, as amended, provided for four senior secured term loans aggregating $1,001 million which mature through October 1, 2003 and $560 million of senior secured revolving credit facility commitments maturing May 15, 1999 (collectively, the "Credit Agreement").

     On October 14, 1998, the Credit Agreement lenders approved an amendment to the Credit Agreement which, among other things, permitted the Company to sell the Snowflake, Arizona newsprint manufacturing operations and related assets (including The Apache Railway Company that services the Snowflake Facility) and further modified the required indebtedness ratio financial covenant.

In connection with the Merger, the Company expects to enter into an Amended and Restated Credit Agreement to become effective on the effective date of the Merger. Effectiveness of the Amended and Restated Credit Agreement is subject to consummation of the Merger, as well as other customary conditions, and therefore no assurance can be given that it will become effective. The Amended and Restated Credfit Agreement would, among other things,
(i) extend the maturity date of the revolving credit facility to December 31, 2000, (ii) extend the amortization payment under one of the term loans due on October 1, 1999 to the new term loan maturity date of October 1, 2000, (iii) permit the use of net proceeds from the sale of the newsprint and related assets at the Snowflake, Arizona facility to repay a portion of the $240 million principal amount of 11-7/8% Senior Notes due December 1, 1998, (iv) increase the borrowing margins on the various tranches of the Amended and Restated Credit Agreement by 1/8% to 7/8%, (v) amend the required interest coverage ratio covenant, and replace the indebtedness ratio covenant with an EBITDA covenant, (vi) permit the Merger, and (vii) provide additional collateral in the shares of Stone Container (Canada) Inc. and Stone Finance Company of Canada by increasing the percentage of outstanding shares pledged of each of these subsidiaries to 65% from 51%.

     At November 10, 1998, the Company had borrowing availability of approximately $190 million (net of letters of credit which reduce the amount available to be borrowed) under its revolving credit facilities. The weighted average interest rates on outstanding term loan and revolver borrowings under the Credit Agreement for the nine months ended September 30, 1998 were 9.0 percent and 8.5 percent, respectively. The weighted average rates do not include the effect of the amortization of deferred debt issuance costs.

     The Company's various senior note indentures (the "Senior Notes Indentures") (under which approximately $2.0 billion of debt is outstanding) state that if the Company does not maintain a minimum Subordinated Capital Base (as defined) of $1 billion for any two successive quarters, then the Company will be required to semi-annually offer to purchase 10 percent of such outstanding indebtedness at par until the minimum Subordinated Capital Base is again attained. In the event that the Company's Credit Agreement does not permit the offer to repurchase, then the Company will be required to increase the rates on the senior notes outstanding under the Senior Note Indentures by 50 basis points per quarter up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained. The Company's Subordinated Capital Base was $440.6 million at September 30, 1998, $636.0 million at June 30, 1998, $840.0 million at March 31, 1998 and $898.6 million at December 31, 1997. In April 1998, the Company, as permitted by the March 1998 Credit Agreement amendment, made a one-time offer for the repurchase of 10 percent of the senior notes issued under the Senior Note Indentures. The offer expired on April 28, 1998 with approximately $1.3 million of notes having been tendered and purchased at par.

     The Company's senior subordinated indenture dated March 15, 1992 (the "Senior Subordinated Indenture") (under which approximately $594 million of debt was outstanding at September 30, 1998) states that if the Company does not maintain $500 million of Net Worth (as defined) for any two successive quarters, the Company will be required to increase the interest rate on each series of senior subordinated indebtedness outstanding under the Senior Subordinated Indenture by 50 basis points on each succeeding interest payment date up to a maximum amount of 200 basis points until the required Net Worth is attained. The Company's Net Worth (as defined) was $(79.6) million at September 30, 1998, $115.8 million at June 30, 1998, $319.8 million at March 31, 1998 and $378.4 million at December 31, 1997. Effective August 15,1998 the Company increased the interest rate on its 11 percent Senior Subordinated Debentures due August 15, 1999 by 50 basis points. The Company increased the interest rate on its 10.75 percent Senior Subordinated Debentures due April 1, 2002 and on its Senior Subordinated Units due April 1, 2002 by 50 basis points effective October 1, 1998.

     There can be no assurance that the Company can achieve or maintain the minimum Subordinated Capital Base or required Net Worth in the future. On the effective date of the Merger, if the Merger is consummated, pursuant to accounting standards set forth in APB 16, the Company's net worth would increase by an estimated $2.4 billion which would permit the Company to meet its minimum Subordinated Capital Base and Net Worth requirements under its various indentures. Additionally, on the effective date of the Merger, if the Merger is consummated, the Company expects to receive $300 million as a capital contribution from SSCC which would also increase the Company's net worth thereby also increasing the Company's Subordinated Capital Base.

Operating activities:

Net cash used by operating activities was $49.0 million for the nine months ended September 30, 1998, compared with $191.0 million of cash used by operating activities for the 1997 period. The results of operations for 1998, 1997 and 1996 have had an adverse impact on the Company's cash flow and liquidity. As a result, the Company has had to increase its indebtedness in order to meet cash flow needs.

Financing activities:

During the first nine months of 1998 the Company increased its borrowings by $386 million under its revolving credit facility, primarily to fund operating cash needs, capital expenditures and debt service obligations.

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

     The declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Company's Credit Agreement, Senior Note Indentures and Senior Subordinated Indenture. Due to these restrictive provisions, the Company cannot declare or pay dividends on its Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Preferred") or common stock until the Company generates income or issues capital stock to replenish the dividend pool under various of its debt instruments and Net Worth (as defined) equals or exceeds $750 million. Additionally, common stock cash dividends cannot be declared and paid in the event accumulated preferred stock dividend arrearages exist. At September 30, 1998, the dividend pool under the Senior Subordinated Indenture (which contains the most restrictive dividend pool provision) had a deficit of approximately $709 million and Net Worth (as defined) was $(79.6) million. In the event six quarterly dividends remain unpaid on the Series E Preferred, the holders of the Series E Preferred would have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Series E Preferred have been declared and paid or set apart for payment. At September 30, 1998 the Company had accumulated dividend arrearages on the Series E Preferred of $12 million, which represents six consecutive quarters for which dividends have not been paid.

     It is the Company's intention to call a special meeting of the Series E Preferred stockholders as soon as practicable after the effective date of the Merger to elect two directors nominated by the Series E Preferred holders.

Investing activities:

Capital expenditures for the nine months ended September 30, 1998 totaled approximately $109 million.

Outlook:

The Company's liquidity and financial flexibility has been adversely impacted by the net losses and insufficient operating cash flows generated during the past two years and in the first nine months of 1998.

     On October 27, 1997, the Company announced its intent to, among other things, sell its ownership interest in Stone-Canada which at the time of sale would have included its 25.2 percent ownership interest in Abitibi-Consolidated, its 50 percent interest in MacMillan-Bathurst and its wholly owned pulp mill located at Portage-du-Fort, Quebec. The Company still intends to sell its interest in the Abitibi-Consolidated shares and possibly other Canadian assets which are not as yet determined. If completed, this transaction would provide a significant amount of cash to the Company, which would be used to repay debt. Additionally, the Company intends to sell or monetize certain other of its assets (including any remaining pulp operations) with any proceeds received therefrom to also be applied towards debt reduction. On May 10, 1998, the Company agreed to merge (the "Merger") with a subsidiary of Jefferson Smurfit Corporation ("JSC") pursuant to an Agreement and Plan of Merger dated as of May 10, 1998 among JSC, JSC Acquisition Corporation and the Company, as amended by Amendment No 1 dated as of October 2, 1998 (the "Merger Agreement"). Due to the proposed Merger, the Company is re-evaluating the previously announced divestitures. While the Company currently intends to sell or otherwise divest certain non-core assets, the determination of non-core assets to be divested and the timing of any such transactions will be dependent on, among other things, the consummation and effective date of the Merger, discussion with management of JSC, pending planning for integration of divestiture and cost reduction plans for JSC and the Company post-merger, potential refinancing plans related to the Merger and market conditions. While the Company currently believes that these sales and/or monetizations may be consummated, subject, among other things, to market conditions and market values for such assets; no assurance can be given that such asset sales or monetizations will be completed. Currently, the Company' debt agreements require that proceeds from asset sales be used only for debt reduction.

     On the effective date the Merger, assuming the JSC Amendment is effective, the Company expects to receive $300 million as a capital contribution from its new parent company, SSCC.

     The Company's ability to incur additional indebtedness and refinance its 1998 debt maturities is significantly limited under the Company's debt agreements. The Company has debt amortizations of $250 million of principal plus interest of approximately $130 million due in the remainder of 1998 and has significant annual debt service requirements beyond 1998. The 1998 debt amortizations include $240 million of 11-7/8 percent Senior Notes due December 1, 1998.

     It is expected that the Company will continue to incur losses unless prices for the Company's products substantially improve. Without achieving significant price increases and sustaining such levels in the future, the Company's cash resources and borrowing availability under the existing revolving credit facilities will likely be fully utilized, thereby reducing such sources of liquidity. Pricing for the Company's products has not improved significantly over the depressed levels of 1997, and as a result the Company expects to report a net loss for the fourth quarter of 1998. The Company's primary capital requirements consist of debt service and capital expenditures, including capital investment for compliance with certain environmental legislation requirements and ongoing maintenance expenditures and improvements. The Company is highly leveraged and as a result incurs substantial ongoing interest expense. Besides the 1998 debt service requirements previously mentioned, the Company, based upon indebtedness outstanding at September 30, 1998, will be required to make debt principal repayments of approximately $747 million in 1999, $414 million in 2000 and $617 million in 2001. In the event that operating cash flows, proceeds from any assets sales, borrowing availability under its revolving credit facilities or from other financing sources do not provide sufficient liquidity for the Company to meet its obligations, including its debt service requirements, the Company will be required to pursue other alternatives to repay indebtedness and improve liquidity, including cost reductions, deferral of certain discretionary capital expenditures and seeking amendments to its debt agreements. No assurances can be given that such measures, if required, could be implemented or would generate the liquidity required by the Company to operate its business and service its obligations.

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

     The shareholders of the Company and JSC will vote on the Merger on November 17, 1998. Subject to shareholder approval, the Merger is expected to close shortly afterward.

     The foregoing summary of the original Agreement and Plan of Merger is qualified in its entirety by reference to the text of the original Agreement and Plan of Merger, a copy of which is filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 12, 1998 and which is incorporated herein by reference. The Merger Agreement (as amended by Amendment No 1 thereto) is included in the Joint Proxy Statement/Prospectus dated October 8, 1998 of JSC and the Company.

If the Merger is consummated, Smurfit-Stone Container Corporation
("SSCC") is expected to have approximately $7 billion of debt outstanding after the Merger on a consolidated basis (without giving effect to any divestitures after the Merger) and the Company will need to continue to address its financial condition and liquidity needs. As described in the Joint Proxy Statement/Prospectus, JSC intends to amend its existing credit agreement to borrow $550 million (the "JSC Amendment") and use a portion of such borrowing to make a $300 million captial contribution to the Company at the time of the Merger. There can be no assurance that the JSC Amendment will become effective. If the JSC Amendment does not become effective, there can be no assurances to the extent to which any alternative financings would be available or the terms of any such alternative. Also in connection with the Merger, the Company expects to amend and restate its Credit Agreement to, among other things, extend the maturity date of its revolving credit facility and certain term loan payments. See "Financial Condition and Liquidity." If the Merger is consummated and the JSC Amendment is effected, it is expected that the funds from the JSC Amendment, proceeds from divestitures and funds generated from operations will satisfy the Company's short term liquidity needs. The Company does not expect such sources of funds to satisfy its long term liquidity needs and will needs to obtain additional debt or equity financing, if available and available on acceptable terms.
A further description of the financial position of the Company and SSCC following the Merger, if consummated, is set forth in the Joint Proxy Statement/Prospectus under "Risk Factors - Substantial Leverage; - Ability to Service Debt/Liquidity; and - Restrictive Covenants/Limited Ability to Incur Indebtedness."

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

     On October 20, 1998, two holders of the Series E Preferred filed a complaint against the Company in Delaware Chancery Court. The plaintiffs have alleged that the Company is violating its certificate of incorporation by failing to call a meeting of Series E Preferred stockholders for the purpose of electing two directors by those stockholders. The plaintiffs have also alleged that, in connection with the pending Merger, the Company is seeking to change the Series E Preferred stockholders' rights without a two-thirds class vote of the Series E Preferred stockholders and that such stockholders should be entitled to vote with respect to the Merger. Among other things, the plaintiffs have requested injunctive relief with respect to the Merger.

     On October 29, 1998, a separate complaint by a Series E Preferred stockholder was filed against the Company in Delaware Chancery Court. This complaint is similar to the October 20, 1998 complaint; however, this second complaint purports to constitute a class action on behalf of all Series E Preferred stockholders and also names each of the directors of the Company as additional defendants.

     The Company intends to vigorously defend these actions.



                       PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     On April 6, 1998, a suit was filed against the Company in Los Angeles Superior Court by Chesterfield Investments and DP Investments L.P. (the "Plaintiffs") alleging that the Company owes them approximately $120 million relating to the Company's purchase of the Plaintiffs' interest in Stone Savannah River Pulp & Paper Corporation ("SSR"). In 1991, the Company purchased from Chesterfield Investments its shares of common stock of SSR for approximately $6 million plus a contingent payment payable in March 1998 based upon the performance of the operations that were contained in SSR. The Company is vigorously disputing the Plaintiffs' calculation of the contingent payment amount. The Company has settled the portion of the suit relating to amounts owed to DP Investment L.P.

     Several class action complaints have been filed in each of the United States District Court for the Northern District of Illinois and the United States District Court for the Eastern District of Pennsylvania. The suits allege that the Company reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products, including corrugated sheets and corrugated containers, in violation of Section 1 of the Sherman Antitrust Act, 15 U.S.C. 1. The Company is the only named defendant, though the suits allege that other unnamed firms participated in the purported restraints of trade, and some specifically allege, on information and belief, that Jefferson Smurfit Corporation also participated. The suits seek an unspecified amount of damages. Under the provisions of the
     antitrust laws, any award of actual damages would be trebled.   The
     Company has moved to dismiss some of the complaints and intends to move to dismiss the remaining complaints as well. The Company has moved before the Judicial Panel for Multidistrict Litigation to have all of the complaints transferred to and consolidated before the United States District Court for the Northern District of Illinois. Discovery has not yet commenced, and a trial date has not been set. The Company believes it has meritorious defenses to these actions, and intends to vigorously defend itself.

     On October 20, 1998, two holders of the Company's Series E
     Cumulative Convertible Exchangeable Preferred Stock (the "Series E Preferred") filed a complaint against the Company in Delaware
     Chancery Court. The plaintiffs have alleged that the Company is violating its certificate of incorporation by failing to call a meeting of Series E Preferred stockholders for the purpose of electing two directors by those stockholders. The plaintiffs have also alleged that, in connection with the pending Merger, the Company is seeking to change the Series E Preferred stockholders' rights without a two-thirds class vote of the Series E Preferred stockholders and that such stockholders should be entitled to vote with respect to the Merger. Among other things, the plaintiffs have requested injunctive relief with respect to the Merger.

     On October 29, 1998, a separate complaint by a Series E Preferred stockholder was filed against the Company in Delaware Chancery Court. This complaint is similar to the October 20, 1998 complaint; however, this second complaint purports to constitute a class action on behalf of all Series E Preferred stockholders and also names each of the directors of the Company as additional defendants.

     The Company intends to vigorously defend these actions.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
     4.1 Fifth Amendment of Credit Agreement dated as of October 5, 1998 between Stone Container Corporation with the financial parties signatory thereto and Bankers Trust Company, as agent.

     11.  Computation of Basic and Diluted Net Loss Per Common Share.

     27.  Financial Data Schedule for the nine months ended September 30, 1998

     99.  Certain Risk Factors from pages 15-18 of the Joint Proxy
        		Statement/Propectus dated October 8, 1998 of Jefferson Smurfit Corporation and Stone Container Corporation.

(b)  Reports on Form 8-K

     1. A Report on Form 8-K dated October 21, 1998 was filed under Item 5 - Other Events and Item 7 - Exhibits.
     2. A Report on Form 8-K dated November 4, 1998 was filed under Item 5 - Other Events and Item 7 - Exhibits


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



Date:  November 16, 1998