Form 10-Q/A
period 1998-09-30
STONE CONTAINER CORP
filed 1999-01-29
CIK 94610

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A



[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange 	Act of 1934

	For the Quarterly period ended September 30, 1998.

[  ]	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act 1934

	For the transition period from _____________________to
_________________.
	Commission file number 1-3439

STONE CONTAINER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware							36-2041256
(State or other jurisdiction of incorporation or organization)
	(I.R.S. employer identification no.)

150 North Michigan Avenue, Chicago, Illinois				60601
(Address of principal executive offices)				(Zip Code)

Registrant's telephone number: 	312-346-6600

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


The registrant hereby amends the following item of its Quarterly
Report on Form 10-Q for the period ended September 30, 1998 by adding the following paragraphs at the end of the referenced caption.

PART I. FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Liquidity

Year 2000

The Company has conducted a review of its existing computer software and hardware, as well as the embedded systems in its buildings, equipment and other infrastructure in order to assess the extent of the Year 2000 problem. The Company is currently making the necessary modifications and replacements to bring all of its systems into compliance by year 2000. In addition, the company is communicating with its critical suppliers to ascertain that they are addressing potential Year 2000 issues as well. The Company is using internal personnel, contract programmers and vendors to identify Year 2000 problems, modify code and test the modifications. The Company expects to do extensive testing of these new systems during 1999.

Total expenditures on Year 2000 projects are currently estimated to be approximately $25 million. Many of the projects that have been identified include enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the year 2000. Approximately $4 million has been expended to date through September 30, 1998 and virtually all of the remaining $21 million will be spent by the end of 1999.

The Company expects its operating, financial and administrative systems to be compliant before the end of 1999 and does not anticipate any disruption to its operations. In the event the Company does not complete its plan to bring systems into compliance before the year 2000, there could be severe disruption in the operation of its process control and other manufacturing systems, financial systems and administrative systems.
Production problems and delayed product deliveries could result in a loss of customers. Delays in invoicing customer shipments could cause a slowdown in cash receipts, which could affect the Company's ability to meet its financial obligations. However, if project completion delays become evident, the Company believes it would have sufficient time to take the necessary steps to have employees or temporary workers manually perform operations previously performed by computers.

The estimates and conclusions herein contain forward-looking statements and are based on management's best estimate of future events. Risks to completing the Company's plan to bring all of its systems into compliance before the year 2000 include the availability of resources and the ability of suppliers to bring their systems into Year 2000 compliance.




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                STONE CONTAINER CORPORATION



                             By:  \\  PAUL K. KAUFMANN
                                      Paul K. Kaufmann
                                      Vice President and
                                      Corporate Controller
                                     (Principal Accounting Officer)




Date: January 29, 1999