Form 10-K
period 1998-12-31
STONE CONTAINER CORP
filed 1999-03-31
CIK 94610

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to
      _______________

Commission file number 1-3439

                           STONE CONTAINER CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                36-2041256
   (State of incorporation or organization)     (I.R.S. Employer Identification)

 150 NORTH MICHIGAN AVENUE, CHICAGO, ILLINOIS                 60601
   (Address of principal executive offices)                (Zip code)

                  REGISTRANT'S TELEPHONE NUMBER: (312) 346-6600

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                         Name of each exchange
    Title of each class                                                                  on which registered
    -------------------                                                                  ----------------------
    $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock                   New York Stock Exchange
    11% Senior Subordinated Notes due August 15, 1999                                    New York Stock Exchange
    9-7/8% Senior Notes due February 1, 2001                                             New York Stock Exchange
    10-3/4% Senior Subordinated Debentures due April 1, 2002                             New York Stock Exchange
    Series B 10-3/4% Senior Subordinated Debentures due April 1, 2002 and
             1-1/2% Supplemental Interest Certificates                                   New York Stock Exchange
    10-3/4% First Mortgage Notes due October 1, 2002                                     New York Stock Exchange
    11-1/2% Senior Notes due October 1, 2004                                             New York Stock Exchange
    6-3/4% Convertible Subordinated Debentures due February 15, 2007                     New York Stock Exchange
    Rating Adjustable Senior Notes due August 1, 2016                                    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE.

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X    No
     ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

All outstanding shares of the Registrant's common stock are owned by Smurfit-Stone Container Corporation.

DOCUMENTS INCORPORATED BY REFERENCE:

                                                               Part of Form 10-K
Document                                                       Into Which Document is Incorporated
--------                                                       -----------------------------------
Sections of the Registrant's Proxy Statement, to be filed on or before April 30, 1999, for the Annual Meeting of
Stockholders to be held on May 17, 1999.                               Part III

                           STONE CONTAINER CORPORATION
                           Annual Report on Form 10-K
                                December 31, 1998

                                TABLE OF CONTENTS

                                     PART I

                                                                                                       Page
                                                                                                       No.
Item 1.   Business................................................................................      4
Item 2    Properties..............................................................................      8
Item 3.   Legal Proceedings.......................................................................      9
Item 4.   Submission of Matters to a Vote of Security Holders.....................................     13

                                                      PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................     13
Item 6.   Selected Financial Data.................................................................     14
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...
                                                                                                       16
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..............................     28
Item 8.   Financial Statements and Supplementary Data.............................................     30
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure....................................................................     65

                                                     PART III
Item 10.  Directors and Executive Officers of the Registrant......................................     65
Item 11.  Executive Compensation..................................................................     66
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................     66
Item 13.  Certain Relationships and Related Transactions..........................................     66

                                                      PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................     66

                           FORWARD LOOKING STATEMENTS

Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under
Part I, Item 1, "Business"-"Environmental Compliance", under Part 1, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, " contain forward looking statements, as that term is defined in the Private Securities Reform Act of 1995. This document contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, about Stone Container Corporation. Although the Company believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to Stone Container Corporation or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond the control of Stone Container Corporation, include: the impact of general economic conditions in the U.S. and Canada and in other countries in which Stone Container Corporation and its subsidiaries currently do business (including in Asia, Europe, and Latin and South America); industry conditions, including competition and product and raw material prices; fluctuations in exchange rates and currency values; capital expenditure requirements; legislative or regulatory requirements, particularly concerning environmental matters; interest rates; access to capital markets; the timing of and value received in connection with asset divestitures; and obtaining required approvals, if any, of debt holders. The actual results, performance or achievement by Stone Container Corporation could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on the results of operations and financial condition of Stone Container Corporation.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

Pursuant to an Agreement and Plan of Merger dated as of May 10, 1998 (the "Merger Agreement") by and among Stone Container Corporation, a Delaware corporation (the "Company" or "Stone"), JSC Acquisition Corporation, a Delaware Corporation ("JSC Acquisition"), and Jefferson Smurfit Corporation, a Delaware corporation now known as Smurfit-Stone Container Corporation ("SSCC"), JSC Acquisition was merged with and into the Company (the "Merger") on November 18, 1998 and the Company became a subsidiary of SSCC. As a result of the Merger, each issued and outstanding share of common stock of the Company was converted into the right to receive .99 shares of common stock of SSCC (the "SSCC Common Stock") and each of the 100 issued and outstanding shares of common stock of JSC Acquisition was converted into 1,100,000 shares of common stock, $.01 par value, of the Company, the result of which was that SSCC became the owner of 100% of the common stock of the Company. In addition, each issued and outstanding share of Series E Cumulative Convertible Exchangeable Preferred Stock, $.01 par value, of the Company remained outstanding and became convertible into the number of shares of SSCC Common Stock that its holder would have received in the Merger had such holder converted such shares of Preferred Stock immediately prior to the effective time of the Merger.

The Company is a large, integrated producer of containerboard, corrugated containers and other packaging products with extensive operations throughout the United States, Canada, Europe, Central and South America, Australia and Asia. The Company believes its high level of integration enhances its ability to respond quickly and efficiently to customers and to fill orders on short lead times. Stone operates in three business segments: (1) Containerboard and Corrugated Containers; (2) Industrial Bags; and (3) International. For a summary of revenues, profits, identifiable assets, capital expenditures, depreciation and amortization for each of the Company's segments, see Note 17 "Business Segment Information" of the Notes to Consolidated Financial Statements contained in Part II, Item 8, "Financial Statements and Supplementary Data".

RECENT DIVESTITURES

In October 1998, the Company sold its newsprint operations to its non-consolidated affiliate, Abitibi Consolidated, Inc., a Canada-based manufacturer and marketer of publication papers ("Abitibi"), as part of its strategy to exit the publication papers business. In July 1998, the Company divested its interest in and terminated its joint venture relationship with Stone Venepal (Celgar) Pulp, Inc. ("SVCPI"), a non-consolidated affiliate that filed for bankruptcy protection. SVCPI owned and operated a market pulp mill in Castlegar, British Columbia. Accordingly, the following discussion excludes the results of these operations.

As of December 31, 1998, the Company owned approximately 25% of Abitibi. On January 21, 1999 the Company sold 16% of its interest in Abitibi to a third party such that the Company's ownership percentage was reduced to approximately 22%. The Company is holding its remaining interest in Abitibi for sale.

PRODUCTS

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

The primary products of the Company's containerboard and corrugated containers segment include corrugated containers, containerboard, kraft paper and market pulp. This segment includes 11 paper mills and 85 container plants located in the United States and three paper mills located in Canada. Subsequent to the Merger, on December 1, 1998, the Company closed one containerboard mill and other pulp mill facilities. Production of these facilities are included in the chart below through November 30, 1998. Total sales for the

Company's Containerboard and Corrugated Containers segment in 1998 were $3,905 million (including $189 million of inter-segment sales).

Production of the Company's containerboard mills and sales of its corrugated container facilities for the last three years were:

                                                             1998        1997        1996
                                                             ----        ----        ----
Tons produced (in thousands)
     Containerboard......................................   4,432       4,554       4,288
     Kraft paper.........................................     457         436         439
     Market pulp.........................................     639         780         770
Corrugated containers sold (in billion sq. ft.)..........    47.3        44.9        44.6

The Company's containerboard mills produce a full line of containerboard, which for 1998 included 3,183,000 and 1,249,000 tons of unbleached kraft linerboard and corrugating medium, respectively. The Company's containerboard mills and corrugated container operations are highly integrated, with the majority of containerboard produced by the Company used internally by its corrugated container operations. In 1998, the Company's U.S. and Canadian corrugated container plants consumed 3,405,000 tons of containerboard, representing an integration level of approximately 77%. In addition, a significant portion of the kraft paper production is consumed internally by the Company's industrial bag segment.

Corrugated containers are sold to a broad range of manufacturers of consumable goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture and for many other applications, including point of purchase displays. The Company provides innovative packaging solutions, stressing the value-added aspects of its corrugated containers, including labeling and multi-color graphics to differentiate its products and respond to customer requirements. The Company's corrugated container plants are located nationwide, serving local customers and large national accounts. The Company's sales of corrugated containers in 1998 were $2,150 million.

Sales volumes shown above include the Company's proportionate share of the operations of MacMillan Bathurst Inc. ("MBI"), a Canadian producer of corrugated containers, and other affiliates reported on an equity ownership basis. The Company and Jefferson Smurfit Group plc, a principal shareholder of SSCC, each own a 50% interest in MBI.

The Company currently owns and operates two market pulp mills in North America. These two mills have the capacity to produce approximately 581,000 tons of market pulp annually and produced approximately 445,000 tons in 1998. The Company offers its customers a product mix of bleached northern and southern hardwood and bleached northern softwood pulp. Market pulp is sold to manufacturers of paper products, including fine papers, photographic papers, tissue and newsprint. The Company's sales of market pulp in 1998 were $266 million which includes the sales of pulp produced by the two mills at which the Company has ceased pulp production.

The Company owns approximately 2,000 and 137,000 acres of private fee timberland in the United States and Canada, respectively. The Company also owns land and conducts forestry operations in Costa Rica and Venezuela. See Fiber Resources below for a discussion of the Company's timber products.

INDUSTRIAL BAG SEGMENT

The Company produces multi-wall bags, consumer bags and intermediate bulk containers that are designed to safely and effectively ship a wide range of industrial and consumer products, including fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal, salt and more. In addition, the Company through its non-consolidated affiliate, S&G Packaging LLC ("S&G"), produces grocery bags which are sold primarily to supermarket chains. The Company's 15 paper bag and industrial bag plants are located nationwide. The Company believes it is the largest producer of grocery bags (through its affiliate) and industrial bags in the United States. In 1998, the Company's paper bag and industrial bag plants consumed approximately 28% of the kraft paper produced by its kraft paper mills. In addition to converting the kraft paper produced by its mills, the Company is a net buyer of kraft paper from third parties. Industrial bag shipments for 1998, 1997 and 1996 were 302,000, 297,000 and 277,000 tons, respectively. The Company's sales of industrial bags in 1998 were $532 million.

INTERNATIONAL SEGMENT

The Company produces containerboard, boxboard and corrugated containers in Europe, Central and South America, Australia and China. This segment includes 3 paper mills and 27 corrugated container plants. Production of the Company's international mills and sales of its corrugated containers for the last three years were:

                                                                 1998        1997        1996
                                                                 ----        ----        ----
Tons produced (in thousands)
     Containerboard.......................................        380         381         303
     Boxboard.............................................         75          78          75
Corrugated containers sold (in billion sq. ft.)...........       11.7        10.8         8.5

In 1998, the corrugated container plants consumed 743,000 tons of containerboard. Total International segment sales were $618 million in 1998.

FIBER RESOURCES
Wood fiber and recycled fiber are the principal raw materials used in the manufacture of the Company's paper products. The Company intends to satisfy a significant portion of its needs for wood and recycled fiber through SSCC's operations. The Company's fiber requirements not satisfied internally are purchased on the open market or under long-term contracts.

Wood fiber and recycled fiber are purchased in highly competitive, price sensitive markets, which have historically exhibited price and demand cyclicality. A decrease in the supply of wood fiber due to conservation regulation has caused, and will likely continue to cause, higher wood fiber costs in some of the regions in which the Company procures wood fiber. Fluctuations in supply and demand for recycled fiber has from time to time caused a tightness in the supply of recycled fiber and at those times the Company has experienced an increase in the cost of such fiber. While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

MARKETING

The marketing strategy for the Company's mills is to maximize sales of products to manufacturers located within an economical shipping area. Converting plants focus on both specialty products tailored to fit customers' needs and high volume sales of commodity products. The Company also seeks to broaden the customer base for each of its segments rather than to concentrate on only a few accounts for each plant. These objectives have led to decentralization of marketing efforts, such that each plant has its own sales force, and many have product design engineers, who are in close contact with customers to respond to their specific needs. National sales offices are also maintained for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant because of production capacity and equipment requirements.

The Company's business is not dependent upon a single customer or upon a small number of major customers. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company.

COMPETITION

The markets in which the Company sells its principal products are highly competitive and comprised of many participants. Although no single company is dominant, the Company does face significant competitors in each of its businesses. The Company's competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which the Company competes are particularly sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

BACKLOG

Demand for the Company's major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are not a significant factor in the industry. The Company does not have a significant backlog of orders, as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT

The Company's research and development center uses state-of-the-art technology to assist all levels of the manufacturing and sales processes from raw materials supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. The technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. The Company actively pursues applications for patents on new inventions and designs and attempts to protect its patents against infringement. Nevertheless, the Company believes that its success and growth are dependent on the quality of its products and its relationships with its customers, rather than on the extent of its patent protection. The Company holds or is licensed to use certain patents, licenses, trademarks and trade names on products, but does not consider that the successful continuation of any important phase of its business is dependent upon such intellectual property. The cost of the Company's research and development for 1998, 1997 and 1996 was approximately $5 million, $8 million and $9 million, respectively.

EMPLOYEES

The Company had approximately 23,000 employees at December 31, 1998, of whom approximately 18,000 were employees of U.S. operations and the remainder were employees of foreign operations. Of the domestic employees, approximately 12,000 employees (67%) are represented by collective bargaining units. The expiration dates of union contracts for the Company's major paper mill facilities are as follows: the Hodge, LA mill, expiring June 2000; the Missoula, MT mill, expiring May 2001; the Jacksonville, FL (Seminole) mill, expiring June 2001; the Hopewell, VA mill, expiring July 2002; the Panama City, FL mill, expiring March 2003; and the Florence, SC mill, expiring August 2003. The Company believes that its employee relations are generally good and is currently in the process of bargaining with unions representing production employees at a number of its operations. While the terms of these agreements may vary, the Company believes that the material terms of its collective bargaining agreements are customary for the industry and the type of facility, the classification of the employees and the geographic location covered thereby.

ENVIRONMENTAL COMPLIANCE

The Company's operations are subject to extensive environmental regulation by federal, state, and local authorities. The Company has in the past, made significant capital expenditures to comply with water, air, solid and hazardous waste, and other environmental laws and regulations, and expects to make significant expenditures in the future for environmental compliance. Because various environmental standards are subject to change, it is difficult to predict with certainty the amount of capital expenditures that will ultimately be required to comply with future standards. In particular, the United States Environmental Protection

Agency ("EPA") has finalized significant parts of its comprehensive rule governing the pulp, paper and paperboard industry (the "Cluster Rule"), which will require substantial expenditures to achieve compliance. The Company estimates, based on engineering studies done to date, that compliance with these portions of the Cluster Rule should require up to $180 million in capital expenditures over the next two to four years. The ultimate cost of complying with the regulations cannot be predicted with certainty until further engineering studies are completed and additional regulations are finalized.

In addition to Cluster Rule compliance, the Company also anticipates additional capital expenditures related to environmental compliance, although in the opinion of management, such compliance will not adversely affect the Company's competitive position. For the past three years, the Company has spent an average of approximately $26 million annually on capital expenditures for environmental purposes. The anticipated spending for such capital projects for fiscal 1999 is approximately $100 million. A significant amount of the increased expenditures in 1999 will be due to compliance with the Cluster Rule and is included in the estimate of up to $180 million set forth above. Since the Company's principal competitors are, or will be, subject to comparable environmental standards, including the Cluster Rule, management is of the opinion, based on current information, that compliance with environmental standards will not adversely affect the Company's competitive position.

ITEM 2.    PROPERTIES

The Company maintains manufacturing facilities and sales offices throughout North America, Europe, Central and South America, Australia and Asia. The Company's facilities are properly maintained and equipped with machinery suitable for their use. The Company's manufacturing facilities as of December 31, 1998 are summarized below:

                                                 Number of Facilities
                                              --------------------------    State
                                              Total      Owned    Leased  Locations
                                              -----      -----    ------  ---------
UNITED STATES:
   Paper mills .........................        11        11                 10
   Corrugated container plants .........        85        46        39       33
   Folding carton plants ...............         1                   1
   Bag packaging plants ................        15         8         7       13
   Wood products plants ................         1         1                  1
                                               ---       ---       ---
Subtotal ...............................       113        66        47       37

CANADA:
   Paper mills .........................         3         3                n/a
   Other ...............................         1         1                n/a

EUROPE AND OTHER:
   Paper mills .........................         3         3                n/a
   Corrugated container plants .........        27        26         1      n/a
                                               ---       ---       ---

TOTAL ..................................       147        99        48      n/a
                                               ---       ---       ---
                                               ---       ---       ---

The approximate annual tons of productive capacity, in thousands of short tons, of the Company's paper mills at December 31, 1998 were:


                                                                    Annual
                                                                   Capacity
                                                                   --------
       UNITED STATES
           Containerboard ............................              4,092
           Kraft paper ...............................                422
           Market pulp ...............................                341
                                                                    -----
             Subtotal ................................              4,855
       CANADA
           Containerboard ............................                474
           Market pulp ...............................                240
       EUROPE AND OTHER
           Containerboard ............................                361
           Recycled boxboard .........................                 78
                                                                    -----
                                                                    -----
       TOTAL .........................................              6,008
                                                                    -----
                                                                    -----

ITEM 3.    LEGAL PROCEEDINGS

LITIGATION

In April 1998, a suit was filed against the Company in Los Angeles Superior Court by Chesterfield Investments L.P. ("Chesterfield"), and D.P. Investments L.P. ("DPI"), alleging that the Company owes such parties approximately $120 million relating the Company's purchase of common stock of Stone Savannah River Pulp and Paper Corporation ("SSR"). In 1991, the Company purchased the shares of common stock of SSR held by Chesterfield and DPI for approximately $6 million plus a contingent payment payable in March 1998 based upon the post-closing performance of the operations of SSR from 1991 through 1997. The Company has concluded a settlement of the case with DPI, which had a 30% interest in the contingent payment. Chesterfield is continuing to pursue the case as to the remaining 70% of the contingent payment. The Company disputes Chesterfield's calculation of the contingent payment, and is vigorously defending the litigation. The case is currently set for trial in the second quarter of 1999. The Company believes that existing reserves will be adequate to cover the amount of any adverse judgement in this matter.

In May 1998, four putative class action complaints were filed against the Company and the individual directors of the Company in the Delaware Court of Chancery, which were consolidated into one action captioned as IN RE: STONE CONTAINER SHAREHOLDERS LITIGATION. The complaint alleged, among other things, that the directors of the Company breached their fiduciary duties to the Company's shareholders in connection with the Merger by failing to undertake an appropriate evaluation of the Company's net worth as a merger/acquisition candidate, actively evaluate the proposed transaction with JSC and engage in an auction with third parties in an attempt to obtain the best value for the Company's shareholders. In August 1998, the parties entered into a memorandum of understanding setting forth the terms of the proposed settlement of the matter, subject to certain conditions, including the plaintiffs' counsel conducting confirmatory discovery and approval by the Court of Chancery. In addition, the defendants have agreed not to oppose an application by plaintiff's counsel to the Chancery Court for fees and expenses in an amount not to exceed $650,000, which would be paid by the Company.

In October 1998, two holders of the Company's Series E Cumulative Convertible Exchangeable Preferred Stock (the "Series E Preferred") filed a complaint against the Company in the Delaware Court of Chancery alleging that the Company violated its Certificate of Incorporation by failing to call a meeting of Series E Preferred stockholders for the purpose of electing two directors by those stockholders. The plaintiffs also alleged that in connection with the Merger, the Company sought to change the rights of the holders of Series E Preferred without a two-thirds class vote of such stockholders and that such stockholders should have been entitled to vote with respect to the Merger. The plaintiffs' request for a preliminary injunction was denied by the Court in November 1998. A separate complaint against the Company was filed by a Series E Preferred stockholder purporting to constitute a class action on behalf of all Series E Preferred stockholders. These actions have been consolidated and now also include SSCC as a defendant. In March 1999, the Company entered into a stipulation of settlement (the "Stipulation") with the plaintiffs in furtherance of a prior memorandum of understanding to settle these cases. As a result, the Company has designated two named individuals to serve on the Board of Directors of the Company and agreed, among other things to nominate and solicit proxies for their election by the holders of Series E Preferred at the Company's Annual Meeting of Stockholders for so long as the dividends on the Series E Preferred are more than six quarters in arrears. In addition, the Stipulation contains an agreement by the Company not to oppose an application by plaintiffs' counsel for fees or expenses in an amount not to exceed $215,000, which would be paid by the Company. This settlement is subject to court approval, and a hearing for such purpose has been scheduled in May 1999.

In June 1998, the Company, believing the allegations to be without merit and without admitting liability, entered into a consent decree (the "Consent Agreement") with the Federal Trade Commission (the "FTC"). In pertinent part, the Consent Agreement requires the Company to cease and desist from "requesting, suggesting, urging or advocating that any manufacturer or seller of linerboard raise, fix, or stabilize prices or price levels..." and from "entering into, or attempting to enter into ... any agreement ... to fix, raise, establish, maintain Or stabilize prices or price levels ...". There were no monetary fines, sanctions or damages imposed by the FTC in connection with the Consent Agreement, however, the Company will be required to file certain reports on an annual basis with the FTC to evidence its compliance with the Consent Agreement. By its terms, the Consent Agreement has also become applicable to SSCC and its other subsidiaries.

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Eastern District of Pennsylvania alleging that the Company reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The Company is the only named defendant, although the suits allege that other unnamed firms participated in the purported restraints of trade, and specifically allege, on information and belief, that JSC also participated. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The Federal Multidistrict Litigation Panel has ordered all of the complaints to be transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania. The Company believes it has meritorious defenses and intends to vigorously defend itself.

Stone is a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each Stone and Four M. The OPA requires that Stone and Four M each purchase one-half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also requires Stone and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998. Certain creditors of FCPC have alleged that Stone and Four M are in default with respect to their obligations under the OPA. The amount of Stone's liability under the OPA, if any, is uncertain at this point, although Stone believes that existing reserves will be adequate to cover the amount of any adverse judgment in this matter. The failure of Stone, Four M and FCPC to resolve the outstanding indebtedness of FCPC and the obligations of Stone and Four M under the OPA in the near future will likely result in litigation regarding the OPA and/or a bankruptcy proceeding being commenced by or against FCPC.

The Company is a defendant in a number of lawsuits and claims arising out of the conduct of its business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against the Company cannot be predicted with certainty, the management of the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial condition or results of operations.

ENVIRONMENTAL MATTERS

In October 1992, the Florida Department of Environmental Regulations, predecessor to the Department of Environmental Protection ("DEP"), filed a civil complaint in the Circuit Court of Bay County, FL against the Company seeking injunctive relief, an unspecified amount of fines and civil penalties, and other relief based on alleged groundwater contamination at the Company's Panama City, FL mill. In addition, the complaint alleges operation of a solid waste facility without a permit and discrepancies in hazardous waste shipping manifests. At the parties' request, the case was stayed pending the conclusion of a related administrative proceeding petitioned by the Company in June 1992 following DEP's proposal to deny the Company a permit renewal to continue operating its wastewater pretreatment facility at the mill site. The administrative proceeding was referred to a hearing officer for an administrative hearing on the consolidated issues of compliance with a prior consent order, denial of the permit renewal, completion of a contamination assessment and denial of a sodium exemption. In June 1998, DEP and the Company reached a settlement in principle pursuant to which DEP will issue a full operating permit for the mills' wastewater pretreatment facility and a compliance order requiring the installation and continued operation of a hydrologic barrier system at two locations on the mill site's perimeter. As part of the settlement, the parties have also agreed to a stipulation dismissing the enforcement action with respect to the groundwater contamination allegations.

In January 1996, the United States of America filed a suit against the Company in the United States District Court for the District of Montana seeking injunctive relief and an unspecified amount in civil penalties based on the alleged failure of the Company to comply with certain provisions of the Clean Air Act, its implementing regulations, and the Montana State Implementation Plan at the Company's Missoula, MT mill. The complaint specifically alleged that the Company exceeded the 20% opacity limitation for recovery boiler emissions; failed to properly set the span on a recovery boiler continuous emissions monitor; and violated limitations on venting of an air contaminant by improperly venting non-condensable gasses. In May 1998, the Company, the United States Department of Justice, EPA and other intervening parties entered into a consent decree settling this case. In addition to, among other things, agreeing to certain emissions limitations and monitoring and reporting requirements, the Company paid a civil penalty of $312,500.

In September 1997, the Company received a Notice of Violation and a Compliance Order from EPA alleging noncompliance with air emissions limitations for the smelt dissolving tank at the Company's Hopewell, VA mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with EPA, the Company responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, the Company received additional requests from EPA for information about past capital projects at the mill. The Company is fully cooperating with these requests and has provided significant information to EPA. EPA representatives have advised the Company that its requests are part of a nationwide enforcement review of industry's compliance with its New Source Review rules. The Clean Air Act authorizes EPA to assess a penalty of $25,000 per day of each violation; however, no penalties have yet been assessed. If EPA decides to commence an enforcement action to assess penalties in this matter, the Company intends to vigorously contest such action.

In April 1998, EPA issued a Notice of Violation ("NOV") to the Company alleging violations of the particulate emission limits for the No. 6 boiler at the Company's Coshocton, OH mill. In September 1998, EPA filed an administrative complaint against the Company formalizing the allegations set forth in the NOV and seeking a civil penalty in the amount of $102,400. The Company and EPA have settled the matter, and the penalty in the final consent order was reduced to $68,500.

Federal, state and local environmental requirements are a significant factor in the Company's business. The Company employs processes in the manufacture of pulp, paperboard and other products, which result in various discharges, emissions, and wastes, and which are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. The Company operates and expects to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions, and wastes.

The Company also faces potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators or hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and analogous state laws, regardless of fault or the lawfulness of the original disposal. The Company has received notice that it is or may be a PRP at a number of federal and/or state sites where response action may be required, and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Because the Company's relative percentage of waste deposited at a majority of these sites is quite small, management of the Company believes, based on current information, that its probable liability under CERCLA and similar state laws, taken on a case by case basis or in the aggregate, will not have a material adverse effect on its financial condition or operations.

In addition to participating in remediation of sites owned by third parties, the Company has entered into consent orders for investigation and/or remediation of certain Company-owned properties. The Company believes that the Company's potential liability for investigation or remediation for these sites, either individually or in the aggregate, will not have a material adverse effect on its financial condition or operations.

Based on current information, the Company believes that the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and remediation of owned property, will not have a material adverse effect on the Company's financial condition or results of operations. The Company believes that its liability for these matters was adequately reserved at December 31, 1998.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders was held on November 17, 1998 to approve the Merger. At the meeting, the Stone stockholders voted (i) to approve and adopt the Merger Agreement and (ii) to approve certain amendments to the Stone restated certificate of incorporation as contemplated by the Merger. Voting on each matter was as follows:

                                                          Votes           Votes           Withheld/
                                                           for           Against         Abstentions
                                                    ----------------  ---------------  ----------------
    Approve and adopt the merger agreement..........   89,385,100           168,636          313,307

    Approve the amendments to restated
      certificate of incorporation..................   80,883,896         5,735,256        3,247,891


                                                      PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
At December 31, 1998 all of the Company's common stock was held by Smurfit-Stone Container Corporation. There is no market for such stock.


DIVIDENDS

The Company did not pay dividends on its common stock during 1997 or 1998. The declaration of dividends on such stock by the Board of Directors is subject to, among other things, certain restrictive provisions contained in Stone's Credit Agreement, Senior Note Indentures, Senior Subordinated Indenture and Restated Certificate of Incorporation.

ITEM 6.  SELECTED FINANCIAL DATA
(In millions, except per share and statistical data)

                                                                                         Predecessor (d)
                                                                   ----------------------------------------------------------------
                                                   PERIOD FROM     PERIOD FROM
                                                   NOVEMBER 19 TO  JANUARY 1 TO
                                                   DECEMBER 31,    NOVEMBER 18,
                                                       1998           1998         1997          1996          1995(b)        1994
                                                   --------------  ----------------------------------------------------------------
SUMMARY OF OPERATIONS (A)
Net sales ....................................      $   480       $ 4,399       $ 4,849       $ 5,142       $ 7,351       $ 5,749

Income (loss) from operations ................          (15)         (152)          (89)          146         1,202           258
Income (loss) before extraordinary
   item and cumulative effect of
   accounting change .........................          (36)         (749)         (405)         (122)          445          (129)
Net income (loss) ............................          (36)         (749)         (418)         (126)          256          (205)

Basic earnings per share of common stock (e)
   Income (loss) before extraordinary
     item and cumulative effect of
     accounting change .......................                      (7.43)        (4.16)        (1.32)         4.64         (1.60)
   Net income (loss) .........................                      (7.43)        (4.29)        (1.35)         2.63         (2.46)

Weighted average shares outstanding ..........                        102            99            99            94            88
Diluted earnings per share of common stock (e)
   Income (loss) before extraordinary
     item and cumulative effect of
     accounting change........................                      (7.43)        (4.16)        (1.32)         3.89         (1.60)
   Net income (loss) .........................                      (7.43)        (4.29)        (1.35)         2.24         (2.46)

Weighted average shares outstanding ..........                        102            99            99           115            88

Cash dividends per common share ..............                                                    .60           .30

(In millions, except per share and statistical data)


                                                                                       Predecessor (d)
                                                              --------------------------------------------------------------------
                                              PERIOD FROM     PERIOD FROM
                                              NOVEMBER 19 TO  JANUARY 1 TO
                                              DECEMBER 31,    NOVEMBER 18,
                                                 1998            1998          1997           1996          1995(b)         1994
                                              --------------  ------------   ---------     ----------     ----------    ----------
OTHER FINANCIAL DATA (A)
Net cash provided by (used for)
   operating activities .................      $     12       $    (16)      $   (259)      $    288       $    962       $    72
Net cash provided by (used for)
   investing activities .................           (22)            35           (174)          (342)          (545)        (235)
Net cash provided by (used for)
   financing activities .................          (111)           128            438            128           (492)           23
Depreciation and amortization ...........            34            239            302            315            372           359
Capital investments and acquisitions ....            22            219            150            358            443           257
Working capital .........................           488                           507            672            981           785
Property, plant and equipment, net ......         3,997                         2,377          2,634          2,636         3,359
Total assets ............................         8,793                         5,824          6,354          6,399         7,005
Long-term debt, less current maturities .         3,902                         3,935          3,951          3,885         4,432
Redeemable preferred stock ..............            78                           115            115            115           115
Stockholders' equity ....................         2,590                           277            795          1,005           648

STATISTICAL DATA (TONS IN THOUSANDS)
Containerboard and kraft production
   (tons) (c) ...........................           604          4,664          5,371          5,030          5,008         5,211
Market pulp production (tons) (c) .......            71            708          1,127          1,009          1,083           800
Publication papers production (tons) (c)                           925          1,378          1,269          1,724         1,815
Corrugated shipments (billion sq. ft) (c)           6.2           52.7           55.7           53.1           53.0          54.1
Paper bag shipments (tons) (c) ..........            59            447            509            538            574           654
Number of employees .....................        23,000                        24,600         24,200         25,900        29,100

-----------------------------------
Notes to Selected Financial Data

(a) On November 18, 1998, the Company completed a merger with a wholly-owned subsidiary of SSCC. The Merger was accounted for as a purchase business combination, and accordingly, purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the Company's financial statements subsequent to November 18, 1998. The financial statements for periods before November 18, 1998 were prepared using the Company's historical basis of accounting and are designated as "Predecessor". The comparability of operating results for the Predecessor periods and the period from November 19 to December 31, 1998 are affected by the purchase accounting adjustments.

(b) On November 1, 1995, Stone-Consolidated Corporation ("Stone-Consolidated"), a Canadian subsidiary of the Company, amalgamated its operations with Rainy River Forest Products, Inc. a Toronto-based Canadian pulp and paper company. As a result of the amalgamation, the Company's equity ownership in Stone-Consolidated was reduced from 74.6 percent to 46.6 percent and accordingly, effective November 1, 1995, the Company began reporting Stone-Consolidated as a non-consolidated affiliate in accordance with the equity method of accounting. Furthermore, on May 30, 1997, Stone-Consolidated merged with Abitibi-Price Inc. to form Abitibi. The Company owned approximately 25 percent of the common stock of Abitibi as of December 31, 1998.

(c) Includes the Company's proportionate ownership share of certain non-consolidated affiliates.

(d) Certain prior year amounts have been restated to conform to current year presentation.

(e) Subsequent to the Merger, earnings per share information is no longer presented because the Company is a wholly-owned subsidiary of SSCC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Market conditions and demand for containerboard and corrugated containers, the Company's primary products, are generally subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and the Company's profitability.

Containerboard market conditions have generally been weak since 1996 due primarily to excess capacity within the industry. During this period, inventory levels were high and many paper companies, including the Company, took economic downtime at their mills in order to reduce inventories. Lost production resulting from economic downtime for the industry overall in the second half of 1998 was approximately 1.5 million tons, or 8% of capacity. Linerboard prices declined dramatically in 1996 and continued to fall in the first half of 1997, dropping to $310 per ton in April 1997. Lower inventory levels and strengthening demand in the second half of 1997 combined to increase prices to approximately $390 per ton by December 1997. Linerboard prices were stable in the first half of 1998 but declined during the second half of the year. The price for linerboard at December 31, 1998 was approximately $340 per ton. Corrugated container prices followed this same pricing trend during the past three years with somewhat less fluctuation.

The outlook for containerboard and corrugated containers in late 1998 and early 1999 has improved substantially. The strength of December corrugated container shipments and the amount of economic downtime taken at paper mills in the second half of 1998 have resulted in a significant reduction in inventory levels. In addition, several paper companies, including the Company, have announced mill shutdowns approximating 6% of industry capacity. The shutdowns will improve the balance between supply and demand. Based on these developments, the Company implemented price increases for linerboard and medium of $50 per ton and $60 per ton, respectively, in the first quarter of 1999.

Market conditions for market pulp have generally been weak since 1996. While prices improved in 1997, they weakened again in 1998 as demand for market pulp continued to fall. In early 1999, demand strengthened and prices have increased slightly over 1998 levels.

Recycled fiber is an important raw material of the Company's recycled paperboard mills. Supplies of recycled fiber can vary widely at times and are highly dependent upon the demand of recycled paper mills. Because of the lower demand created by the extensive economic downtime taken by containerboard mills in recent years and particularly in 1998, the price of old corrugated containers ("OCC") declined in 1998 to its lowest levels in five years.

RESULTS OF OPERATIONS

SEGMENT DATA
(In millions)

As previously discussed, a wholly-owned subsidiary of SSCC merged with the Company as of November 18, 1998 and the Company became a wholly-owned subsidiary of SSCC. For purposes of the following discussion of results of operations, the financial information for the Predecessor period has been combined with the financial information for the period from November 19 to December 31, 1998.
The comparability of operating results for the Predecessor periods and the period encompassing push down accounting are affected by the purchase accounting adjustments.

                                                            1998                        1997                       1996
                                                   ---------------------         -------------------        ------------------
                                                     Net          Profit/          Net       Profit/         Net        Profit/
                                                    sales         (loss)          sales      (loss)         sales       (loss)
                                                   -------        ------         -------      ------        ------      ------
Containerboard and corrugated containers ..        $ 3,716         $  58         $ 3,740         $17        $3,900        $245
Industrial bag ............................            532            43             510          39           623          47
International .............................            618            30             588          27           609          20
Other operations ..........................             13             1              11           4            10           2
                                                   -------        ------         -------      ------        ------      ------
   Total operations .......................        $ 4,879           132         $ 4,849          87        $5,142         314
                                                   -------                       -------                    ------
                                                   -------                       -------                    ------
Other, net (1) ............................                       (1,021)                       (692)                     (503)
                                                                  ------                      ------                    ------
                                                                  ------                      ------                    ------
Loss before income taxes,
   minority interest and extraordinary item                      $  (889)                     $ (605)                   $ (189)
                                                                  ------                      ------                    ------
                                                                  ------                      ------                    ------

 (1) Other, net includes corporate revenues and expenses, net interest expense, and for 1998, write-down of investments and certain Merger related costs as discussed below.


1998 COMPARED TO 1997

Net sales of $4,879 million increased $30 million or 1% compared to 1997 due primarily to the Industrial Bag and International segments. Operating profits of $132 million increased $45 million compared to 1997 due primarily to the Containerboard and Corrugated Containers segment.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT
Net sales of the Containerboard and Corrugated Containers segment decreased 1% compared to 1997 to $3,716 million and segment profits increased $41 million compared to 1997 to $58 million. The decrease in net sales was due to a number of factors, including (1) de-consolidation of the Company's SVCPI affiliate effective June 1997, (2) lower average prices for market pulp, (3) lower volume for containerboard and (4) the sale of the Company's newsprint operation located in Snowflake, AZ (the "Snowflake Mill"). The decreases were partially offset by increased sales of corrugated containers. The improvement in profit was due primarily to higher prices for containerboard and corrugated container products. Losses for the Company's market pulp operations increased in 1998 compared to 1997 by $75 million due primarily to lower prices, partially offsetting the increase in containerboard and corrugated container profits.

Corrugated container prices and sales volume increased compared to 1997 by 4% and 5%, respectively. Containerboard prices were higher in 1998 by 8% compared to 1997. Containerboard sales volume in 1998 declined 12% compared to 1997 due primarily to the higher level of economic downtime and the closures of a containerboard mill and other pulp mill facilities, effective December 1, 1998. Kraft paper prices and sales volume declined compared to 1997 by 5% and 14%, respectively. Cost of goods sold as a percent of net sales decreased from 93% in 1997 to 91% in 1998 due primarily to the higher sales prices in 1998.

In October 1998, the Company sold the Snowflake Mill to Abitibi. As a result of the sale, the Company no longer operates in the newsprint business. The Company retained ownership of a corrugating medium machine located at the Snowflake Mill. The gain on the sale of the Snowflake Mill, of $37 million, is included in other, net in the Segment Data table.

INDUSTRIAL BAG SEGMENT
Net sales of the Industrial Bag segment increased 4% compared to 1997 to $532 million and segment profits increased $4 million compared to 1997 to $43 million. The increase in net sales and profit were due primarily to Interstate Packaging ("Interstate"), which became a consolidated subsidiary of the Company in May 1998. Sales volume, excluding Interstate, increased by 2% in 1998 and prices were comparable to 1997. Cost of goods sold as a percent of net sales for 1998 was comparable to 1997.


INTERNATIONAL SEGMENT
Net sales of the International segment increased 5% compared to 1997 to $618 million and segment profit increased $3 million compared to 1997 to $30 million. The increases were due primarily to improved sales volume for corrugated containers, which improved 4% compared to 1997. Corrugated container selling prices were comparable to 1997. A 2% increase in containerboard sales price was offset by a corresponding decrease in sales volume and the impact of strengthening of the U.S. dollar relative to local currencies. Cost of goods sold as a percent of net sales for 1998 was comparable to 1997.


MERGER, RESTRUCTURING AND OTHER
On November 18, 1998, the Company merged with a wholly-owned subsidiary of SSCC and became a wholly-owned subsidiary of SSCC. The Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments including goodwill were pushed down and reflected in the Company's financial statements after November 18, 1998. The financial statements for periods before November 18, 1998 were prepared using Stone's historical basis of accounting and are designated as "Predecessor". The comparability of operating results before and after the Merger are affected by the purchase accounting adjustments.

SSCC's cost to acquire the Company has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. Property, plant and equipment was recorded at fair market value based upon preliminary appraisal results, and useful lives averaging 17 years were assigned to the assets. The excess of cost over the fair value assigned to the net assets acquired was recorded as goodwill and is being amortized using the straight-line method over 40 years.

In connection with the Merger, operations of SSCC were restructured. The restructuring included the shutdown of approximately 1.1 million tons, or 15% of SSCC's North American containerboard mill capacity and approximately 400,000 tons of its market pulp capacity. The restructuring included the closure of a Company containerboard and pulp mill, and other Company pulp mill facilities, or approximately 800,000 tons of the Company's capacity, as well as the termination costs for certain Company employees. The adjustment to fair value of property, plant and equipment associated with the permanent shutdown of the Company's facilities, liabilities for the termination of certain of the Company's employees and the liabilities for long-term commitments were included in the preliminary allocation of the cost to acquire the Company.

The Company closed the mill facilities on December 1 and, as of December 31, 1998, the Company had terminated approximately 750 employees. The Company intends to either abandon or sell these facilities in the near future. Future cash outlays for the restructuring are anticipated to be $38 million in 1999, $15 million in 2000, $14 million in 2001, and $39 million thereafter. The Company is continuing to evaluate all areas of its business in connection with its Merger integration, including the identification of corrugated container facilities that might close. Further adjustments to the cost to acquire the Company are expected in 1999 as management finalizes its plans.

Prior to the Merger, during the 1998 Predecessor period, the Company recorded pre-tax non-cash charges of $174 million for the write-down of certain investments and assets. The write-downs included (1) $67 million related to the Company's investment in SVCPI, which filed for bankruptcy in July, 1998; (2) $56 million related to its 50% ownership interest in Financiere Carton Papier ("FCP"), a privately held folding carton converting operation based in France, which has experienced continuing operating losses; (3) $32 million related to its 20% ownership interest in Venepal S.A.C.A. ("Venepal"), a publicly traded, Venezuelan based, manufacturer of paperboard and paper packaging products experiencing continuing liquidity problems; and (4) $19 million related to wood products operations to be exited.

In connection with the Merger, the Company recorded charges of $32 million in the 1998 Predecessor period related to certain Merger transaction costs and change in control payments.

The Company's 1998 results were adversely affected by its share of the results of its non-consolidated affiliates. Losses from affiliates were $88 million for the year ended December 31, 1998 versus losses of $71 million in 1997. This was primarily the result of significant increases in foreign exchange transaction losses recorded by Abitibi on foreign currency forward contracts.

INTEREST
Interest expense increased $11 million over 1997 primarily as a result of higher average outstanding borrowings during the year.

INCOME TAXES
The income tax benefit recorded in 1998 was $104 million. The benefit was reduced by a valuation allowance established in the third quarter against deferred tax assets on net operating loss carryforwards which, due to continuing losses, may not be realizable. For information concerning the benefit from income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 7 of the Company's Notes to the Consolidated Financial Statements.

1997 COMPARED TO 1996

Net sales of $4,849 million decreased $293 million or 6% compared to 1996 due primarily to the Containerboard and Corrugated Containers and Industrial Bag segments and the impact of changes in foreign currency exchange rates. Operating profits decreased $227 million compared to 1996 to $87 million due primarily to the Containerboard and Corrugated Containers segment.


CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT
Net sales of the Containerboard and Corrugated Containers segment decreased 4% compared to 1996 to $3,740 million and segment profits decreased $228 million compared to 1996 to $17 million. The decrease in sales and profits resulted primarily from lower operating margins due mainly to a decrease in average selling prices for containerboard and corrugated containers. In addition, the Company's 1996 sales included approximately $72 million from certain wood product operations, which were sold in October 1996.

Corrugated container prices decreased 10%, more than offsetting an increase in sales volume of 1% and containerboard prices dropped 11%. Containerboard sales volume increased 18%. Kraft paper sales volume increased compared to 1996 by 28% and sales prices declined 6%. Cost of goods sold as a percent of net sales increased from 88% in 1996 to 93% in 1997 due primarily to the lower sales prices in 1997.

Market pulp sales increased in 1997 compared to 1996 as a result of a 9% increase in sales volume and improved selling prices. Despite this improvement, market pulp prices continued to remain at low levels. Effective June 26, 1997, the Company sold half of its interest in SVCPI and began reporting SVCPI under the equity method of accounting. Excluding SVCPI's sales, market pulp sales increased 28% compared to 1996.


INDUSTRIAL BAG SEGMENT
Net sales of the Industrial Bag segment decreased 18% compared to 1996 to $510 million and segment profits decreased $8 million compared to 1996 to $39 million. The decrease in sales and profits resulted primarily from the contribution of the Company's retail bag operations in July 1996 to S&G, a joint venture with Gaylord Container Corporation ("Gaylord"). Gaylord contributed its retail bag operations to the joint venture as well. Exclusive of the retail bag operations, sales increased 1% and profits were unchanged compared to 1996.


INTERNATIONAL SEGMENT
Net sales of the International segment decreased 3% compared to 1996 to $588 million and segment profits increased $7 million compared to 1996 to $27 million. Sales and profits were negatively affected by changes in foreign currency exchange rates, primarily in Germany, relative to the stronger U.S. dollar in 1997. European corrugated container prices were lower in 1997 by 21% compared to 1996 and containerboard prices were lower by 18%. Sales volumes for corrugated containers and containerboard increased compared to 1996 by 18% and 15%, respectively


OTHER
Cost of products sold increased to 92% of net sales from 87% in 1996 mainly as a result of these lower selling prices. Selling and administrative expenses as a percent of net sales in 1997 decreased to 10% from 11% in the prior year. Depreciation and amortization expense decreased $13 million primarily due to the de-consolidation of SVCPI for the second half of 1997.

The Company's share of losses from affiliates reported under the equity method of accounting was $71 million in 1997, which represents a $134 million decrease from 1996 earnings from non-consolidated affiliates of $63 million. Approximately $84 million of this decrease was attributable to a decrease in the results of operations of Abitibi that primarily resulted from a substantial decrease in average selling prices for newsprint. The equity loss from Abitibi for 1997 was also unfavorably impacted by foreign exchange transaction losses (approximately $16 million, net of tax) and by non-recurring merger related restructuring charges (approximately $7 million, net of tax). The Company's equity losses from non-consolidated affiliates for 1997 was also adversely affected by its share of net losses incurred at SVCPI, FCPC and S & G, which aggregated approximately $49 million.


INTEREST
Interest expense for 1997 was $441 million, an increase of $43 million compared to 1996 due primarily to increased borrowings.


INCOME TAXES
The Company recorded an income tax benefit of $200 million on a pretax loss of $605 million in 1997 as compared with a 1996 income tax benefit of $66 million on a pretax loss of $189 million. The Company's effective income tax rates for both years reflect the impact of non-deductible amortization of intangibles. For information concerning the benefit from income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 7 of the Company's Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL
The Company completed the Merger on November 18, 1998 and each issued and outstanding share of common stock of the Company was converted into the right to receive .99 shares of common stock, $.01 par value, of SSCC. Subsequent to the Merger the Company had 110 million shares of common stock authorized, issued and outstanding. The Company also received $300 million on November 18, 1998 from SSCC as a capital contribution. See Note 2 of the Company's Notes to Consolidated Financial Statements.

Proceeds from the sale of the Snowflake Mill of $250 million, SSCC's capital contribution of $300 million and borrowings under the Company's bank credit facilities of $514 million were used primarily to fund cash used by operating activities of $4 million, capital expenditures and investments in affiliates totaling $241 million, net debt payments of $786 million and deferred debt issuance costs of $13 million.

The Company intends to sell or liquidate additional assets, including its interest in Abitibi and other non-core businesses. On January 21, 1999, the Company sold 7.8 million shares of Abitibi to a third party for approximately $80 million. The Company intends to sell its remaining interest in Abitibi later in 1999 subject to market conditions. Proceeds from asset sales are required to be used to pay down borrowings under the Credit Agreements.

FINANCING ACTIVITIES

The Company has a bank credit agreement which provides for four secured senior term loans (Tranche B, Tranche C, Tranche D and Tranche E Term Loans) aggregating $995 million at December 31, 1998 which mature through October 1, 2003 and a $560 million senior secured revolving credit facility, of which up to $62 million may consist of letters of credit, maturing April 1, 2000 (collectively the "Credit Agreement").

In November 1998,in connection with the Merger, the Company amended and restated the Credit Agreement to (i) extend the maturity date on the Tranche B $190 million Term Loan from October 1, 1999 to April 1, 2000, (ii) extend the maturity date of the revolving credit facility from May 15, 1999 to April 1, 2000 or, in the event the Tranche B Term Loan is repaid on or before April 1, 2000, to December 31, 2000, (iii) permit the use of the net proceeds from the sale of the newsprint and related assets at the Snowflake Mill facility to repay a portion of the 11.875% Senior Notes due December 1, 1998, (iv) permit the Merger, and (v) ease certain financial covenants.

The Credit Agreement (as amended) contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The Credit Agreement also requires prepayments of the term loans if the Company has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. Any prepayments are allocated against the term loan amortization in inverse order of maturity. The obligations under the Credit Agreements are secured by a security interest in substantially all of the assets of the Company. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

On January 22, 1999, the Company obtained a waiver from its bank group for the non-compliance with certain financial covenant requirements under the Credit Agreement as of December 31, 1998. Subsequently on March 23, 1999 the Company and its bank group amended the Credit Agreement to ease certain financial covenant requirements for 1999.

The Company's senior notes, aggregating $1,723 million (the "Senior Notes") are redeemable in whole or in part at the option of the Company at various dates beginning in February 1999, at par plus a weighted average premium of 2.68%. The Company's senior subordinated debentures (the "Senior Subordinated Debentures"), aggregating $627 million, are redeemable as of December 31, 1998, in whole or in part, at the option of the Company at par plus a weighted average premium of 2.56%. The indentures governing the Senior Notes and the Senior Subordinated Debentures (the "Indentures") generally provide that in the event of a change in control (as defined), the Company must, subject to certain exemptions, offer to repurchase the Senior Notes and the Senior Subordinated Debentures at a price equal to 101% of the principal amount thereof, together with accrued interest. The Merger constituted such a change in control. The Company's obligation to offer to repurchase the Senior Subordinated Debentures is subject to the condition precedent that the Company has first either repaid its outstanding bank debt or obtained the consent of its bank lenders to make such repurchase. In the case of the Senior Notes, the Company is required to make an offer to repurchase unless such a repurchase would constitute an event of default under the Company's outstanding bank debt and the Company has neither repaid its bank debt nor obtained the consent of its bank lenders to such repurchase. A repurchase of the Senior Notes or the Senior Subordinated Debentures is prohibited by the terms of the Credit Agreement. Although the terms of the Senior Notes refer to an obligation to repay the bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not specify a deadline, if any, following the Merger for repayment of bank debt or obtaining such consent. The Company intends to actively seek commercially acceptable sources of financing to repay the Credit Agreement or alternative financing arrangements which would cause the bank lenders to consent to the repurchase of the Senior Notes or the Senior Subordinated Debentures. There can be no assurance that the Company will be successful in obtaining such financing or consents or as to the terms of any such financing or consents.

In the event the Company does not maintain the minimum Subordinated Capital Base (as defined) of $1 billion for two consecutive quarters, the Senior Notes require the Company to semi-annually offer to purchase 10 percent of such outstanding indebtedness at par until the minimum Subordinated Capital Base is attained. In the event the Credit Agreement prohibits such an offer to repurchase, the interest rate on the Senior Notes is increased by 50 basis points per semi-annual coupon period up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained. The Company's Subordinated Capital Base (as defined) was $3,096 million at December 31, 1998, however it was below the $1 billion minimum at September 30, June 30,and March 31 1998 and December 31, 1997. In April 1998, the Company offered to repurchase 10% of the outstanding indebtedness under the Senior
Note Indentures. Approximately $1 million in indebtedness was redeemed under this offer. Effective February 1, 1999 the interest rates on the 9.875% Senior Notes due February 1, 2001 and 12.58% Senior Notes due August 1, 2016 were increased by 50 basis points. Effective February 15, 1999 the interest rate on the 11.5% Senior Notes due August 15, 2006 was also increased 50 basis points. The interest rates on all of the Senior Notes will return to the original interest rate on April 1, 1999 due to the Company's Subordinated Capital Base exceeding the minimum on December 31, 1998.

In the event the Company does not maintain a minimum Net Worth (as defined) of $500 million, for two consecutive quarters, the interest rate on the 10.75% senior subordinated debentures ($470 million) and 11% senior subordinated notes ($120 million) will be increased by 50 basis points per semi-annual coupon period up to a maximum amount of 200 basis points, until the minimum Net Worth is attained. The Company's Net Worth (as defined) was $2,590 million at December 31, 1998, however, it was below the $500 million minimum at September 30, June 30, March 31, 1998 and December 31, 1997. The interest rate on the 11% senior subordinated notes was increased 50 basis points on August 15, 1998. Effective February 15, 1999, the interest rate on the 10.75% senior subordinated debentures was increased 50 basis points. The interest rate on all of the Senior Subordinated Debentures will return to the original interest rate on April 1, 1999, due to Company's Net Worth exceeding the minimum at December 31, 1998.

On April 3, 1998, Stone Container GmbH, a German subsidiary of the Company, entered into a loan facility agreement with Dresdner Bank AG for 90 million German Marks at an interest rate equal to LIBOR plus 2%. The loan facility expires April 30, 2005. The proceeds from the facility were applied against amounts outstanding on term loans under the Credit Agreement.

On June 16, 1998, the Company issued a notice to redeem all of its outstanding 8-7/8% Convertible Senior Subordinated Notes due 2000 (the "Notes") on July 15, 1998 at a redemption price equal to 101% of the principal amount of each Note, plus accrued interest. The $59 million of Notes were convertible into shares of common stock at a conversion price of $11.55 per share. All of the Notes were converted resulting in the issuance of 5,060,516 shares of common stock.

On July 15, 1998, the Company repaid its $150 million 12.625% Senior Notes at maturity with borrowings under its revolving credit facility.

On December 1, 1998, the Company repaid its $240 million 11.875% Senior Unsecured Notes at maturity, with borrowings under the Stone Credit Agreement and proceeds from the sale of the Snowflake Mill.

The declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Stone Credit Agreement, Senior Note Indentures and Senior Subordinated Indenture. Due to these restrictive provisions, the Company cannot declare or pay dividends on its Preferred Stock or common stock until the Company generates income or issues capital stock to replenish the dividend pool under various of its debt instruments and total Net Worth (as defined) equals or exceeds $750 million. At December 31, 1998, the dividend pool under the Senior Subordinated Indenture (which contains the most restrictive dividend pool provision) had a deficit of approximately $971 million and Net Worth (as defined) was $2,590 million. In the event six quarterly dividends remain unpaid on the Preferred Stock, the holders of the Preferred Stock have the right to elect two members to the Company's Board of Directors until the accumulated dividends on such Preferred Stock have been declared and paid or set apart for payment. At December 31, 1998 the Company had accumulated dividend arrearages on the Preferred Stock of $14 million, which represents seven consecutive quarters for which dividends have not been paid. On March 8, 1999, the Company's Board of Directors designated two new members of the Board of Directors to represent holders of the Preferred Stock, and will nominate these designees for election in such capacity at the Company's 1999 Annual Meeting of Stockholders.

It is expected that the Company will continue to incur losses unless prices for the Company's products substantially improve. In the event that operating cash flows, proceeds from any asset sales, borrowing availability under its revolving credit facilities or from other financing sources do not provide sufficient liquidity for the Company to meet its obligations, including its debt service requirements, the Company will be required to pursue other alternatives to repay indebtedness and improve liquidity, including cost reductions, deferral of certain discretionary capital expenditures and seeking amendments to its debt agreements. No assurances can be given that such measures, if required, could be implemented or would generate the liquidity required by the Company to operate its business and service its obligations. Scheduled debt payments in 1999 and 2000 are $161 million and $774 million, respectively, with increasing amounts thereafter. Capital expenditures for 1999 are expected to be approximately $115 million. As of December 31, 1998, the Company had $363 million of unused borrowing capacity under its Credit Agreement.

YEAR 2000

The Year 2000 problem concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business. The Company believes that, by replacing, repairing or upgrading the systems, the Year 2000 problem can be resolved without material operational difficulties. While it is difficult, at present, to fully quantify the overall cost of this work, the Company expects to spend approximately $25 million through fiscal 1999 to correct the Year 2000 problem, of which approximately $4 million has been incurred through December 31, 1998. A large portion of these costs relate to enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the Year 2000. The Company is utilizing both internal and external resources to evaluate the potential impact of the Year 2000 problem.

The Company plans to fund its Year 2000 effort with cash from operations and borrowings under the revolving Credit Agreements.

The Company's Year 2000 Program Management Office is responsible for guiding and coordinating operating units in developing and executing their Year 2000 plans, enabling the Company to share knowledge and work across operating units, developing standard planning and formats for internal and external reporting, consistent customer and vendor communications and where appropriate, the development of contingency plans. The Company's Year 2000 program consists of the following seven phases:

Phase 1: Planning/Awareness: The planning and awareness phase includes the identification of critical business processes and components.
Phase 2: Inventory: During the inventory phase, Company personnel will identify systems that could potentially have a Year 2000 problem and categorize the system as compliant, non-compliant, obsolete or unknown.
Phase 3: Triage: In the triage phase, every system is assigned a business risk as high, medium, or low.
Phase 4: Detailed Assessment: The detailed assessment provides for a planned schedule of remediation and estimated cost.
Phase 5: Remediation: Remediation involves what corrective action to take if there is a Year 2000 problem, such as replacing, repairing or upgrading the system, and concludes with the execution of system test.
Phase 6: Fallout: In the Fallout phase, the inventory will be kept up to date and no new Year 2000 problems will be introduced.
Phase 7: Contingency Planning: The Company is developing contingency plans for the most reasonable worst case scenarios.

The Company has completed the planning, inventory, triage, and detailed assessment of its IT systems and is taking corrective action and testing the new, upgraded or repaired systems. The Company identified two high-risk systems, which are scheduled to be substantially completed by the end of the second quarter of 1999.

The Company's operating facilities rely on control systems, which control and monitor production, power, emissions and safety. The inventory, triage and detailed assessment phases for all operating facilities are expected to be substantially completed by the first quarter of 1999. The Company retained a third party to assist with the verification and validation these three phases. The Company expects to have substantially completed all phases of its Year 2000 program by the end of the second quarter of 1999.

The Year 2000 Project Management Office is in the process of surveying each vendor to insure that they are Year 2000 compliant or have a plan in place. Vendor responses are due to be received by the end of the first quarter of 1999. The Company has also compiled a list of mission critical vendors. A mission critical vendor is a provider of goods or services without which a facility could not function. Where appropriate, Company representatives will conduct an in-depth investigation of a mission critical vendor's ability to be Year 2000 compliant.

The Company currently believes that it will be able to replace, repair or upgrade all of its IT and non-IT systems affected by the Year 2000 problem on a timely basis. In the event the Company does not complete its plan to bring systems into compliance before the year 2000, there could be severe disruption in the operation of its process control and other manufacturing systems, financial systems and administrative systems. Production problems and delayed product deliveries could result in a loss of customers. The production impact of a Year 2000 related failure varies significantly among the facilities and any such failure could cause manufacturing delays, possible environmental contamination or safety hazards. The most reasonably likely worst case scenario is the occurrence of a Year 2000 related failure on one or more of the Company's paper machines. The Company has the capability to produce and ship products from multiple geographic locations should disruptions occur. Delays in invoicing customer shipments could cause a slowdown in cash receipts, which could affect the Company's ability to meet its financial obligations. To the extent customers experience Year 2000 problems that are not remediated on a timely basis, the Company may experience material fluctuations in the demand for its products. The amount of any potential liability and/or lost revenue cannot be reasonably estimated at this time; however, such amounts could be material.

While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Company's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Each of the Company's operating facilities is developing a specific contingency plan for their most reasonably likely worst case scenarios. These plans are expected to be complete for both IT systems and non-IT systems by the end of the second quarter of 1999. The Company will also seek to take appropriate actions to mitigate the effects of the Company's or significant vendors' failure to remediate the Year 2000 problem in a timely manner including increasing the inventory of critical raw materials and supplies, increasing finished goods inventories, switching to alternative energy sources, and making arrangements for alternate vendors.

There is a risk that the Company's plans for achieving Year 2000 compliance may not be completed on time. However, failure to meet critical milestones being identified in the Company's plans would provide advance notice, and steps would be taken to prevent injuries to employees and others, and to prevent environmental contamination. Customers and suppliers would also receive advance notice allowing them to implement alternate plans.


ENVIRONMENTAL MATTERS

The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has made, and expects to continue to make, significant capital expenditures to comply with water, air and solid and hazardous waste regulations. Capital expenditures for environmental control equipment and facilities were approximately $24 million in 1997 and $8 million in 1998. The Company anticipates that environmental capital expenditures will approximate $100 million in 1999. The majority of the 1999 expenditures relate to amounts that the Company currently anticipates will be required to comply with the Cluster Rule. Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments which cannot be predicted at this time, such costs could increase as environmental regulations become more stringent. Environmental control expenditures include projects which, in addition to meeting environmental concerns, may yield certain benefits to the Company in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation) represent ongoing costs to the Company.

In November 1997, the EPA issued the Cluster Rule, which made existing requirements for discharge of wastewaters under the Clean Water Act more stringent and imposed new requirements on air emissions under the Clean Air Act for the pulp and paper industry. Though the final rule is still not fully promulgated, the Company currently believes it will be required to make capital expenditures of up to approximately $180 million from 1999 through 2002 in order to meet the requirements of the new regulations. Also, additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service.

In addition, the Company is from time to time subject to litigation and governmental proceedings regarding environmental matters in which injunctive and/or monetary relief is sought. The Company has been named as a PRP at a number of sites which are the subject of remedial activity under CERCLA or comparable state laws. Although the Company is subject to joint and several liability imposed under CERCLA, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Payments related to clean up at existing and former operating sites and CERCLA sites were not material to the Company's liquidity during 1998. Future environmental regulations may have an unpredictable adverse effect on the Company's operations and earnings, but they are not expected to adversely affect the Company's competitive position.

EFFECTS OF INFLATION

Although inflation has slowed in recent years, it is still a factor in the economy and the Company continues to seek ways to mitigate its impact to the extent permitted by competition. Inflationary increases in operating costs have been moderate since 1996, and have not had a material impact on the Company's financial position or operating results during the past three years. The Company uses the last-in, first-out method of accounting for approximately 47% of its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus provides a closer matching of revenue and expenses in periods of increasing costs. Because of the Merger, the Company's asset values were adjusted to fair market value in the preliminary allocation of the purchase price. As a result, depreciation expense in future years will approximate current cost of productive capacity being consumed.

PROSPECTIVE ACCOUNTING STANDARDS

In March 1998, the American Institute of Certified Public Accounts issued Statement of Position ("SOP") 98-1, "Accounting for Computer Software Developed For or Obtained For Internal Use" which requires that certain costs incurred in connection with developing or obtaining software for internal use must be capitalized. Cost for such work performed internally by Company employees is currently expensed as incurred. SOP 98-1 is effective beginning on January 1, 1999. The Company does not expect that the adoption of SOP 98-1 will have a material effect on its future earnings or financial position.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Investments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not assessed what the impact of SFAS No. 133 will be on the Company's future earnings or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

A significant portion of the Company's operations is located outside of the United States. Accordingly, movements in exchange rates and translation effects may have a significant impact on the financial conditions and results of operations of the Company's foreign subsidiaries and affiliates. The Company's significant foreign exchange exposures are the Canadian dollar and the German Mark. In general, a weakening of these currencies relative to the U.S. dollar has a negative translation effect on the Company's financial condition and results of operations. Conversely, a strengthening of these currencies would have the opposite effect.

Assets and liabilities outside the United States are primarily located in Canada and Germany. The Company's investments in foreign subsidiaries with a functional currency other than the U.S. are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $1,070 million at December 31, 1998. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would be approximately $107 million at December 31, 1998. Any loss in fair value would be reflected as a cumulative translation adjustment in Accumulated Other Comprehensive Income and would not impact net income of the Company.

In 1998, 1997,and 1996, the average exchange rates for the Canadian dollar and the German Mark strengthened (weakened) against the U.S. dollar as follows:

Year ended December 31,                    1998         1997        1996
-----------------------                    ----         ----        ----
     Canadian dollar..............         (7.1)%       (1.5)%      Even
     German Mark..................         (1.4)       (15.3)      (5.1)

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a German Mark obligation. The Company incurred foreign currency transaction losses of $21 million in 1998 and $11 million in 1997 that have been recorded in Other, net. Additionally, the Company's non-consolidated Canadian affiliate Abitibi is subject to foreign exchange exposures which arise from its foreign currency sales, international operations and U.S. dollar denominated debt. Abitibi partially manages its foreign exchange exposure with a program of foreign exchange forward contracts with major banks as counterparties for periods up to 5 years. Included in equity income (loss) from affiliates is the Company's share of losses of approximately $47 million and $16 million, net of tax, in 1998 and 1997, respectively, resulting from adjusting outstanding contracts to fair market value and recording exchange losses on U.S. dollar debt.

INTEREST RATE RISK

The Company's earnings and cash flow are significantly affected by the amount of interest on its indebtedness. Management's objective is to protect the Company from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. The Company periodically enters into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within Company policy. The Company does not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. The amount of interest rate swaps entered into by the Company were not material to the consolidated financial position of the Company at December 31, 1998.

The table below presents principal amounts by year of anticipated maturity for the Company's debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Note 5 to the consolidated financial statements. The Company also enters into foreign currency exchange agreements, the amount of which was not material to the consolidated financial position of the Company at December 31, 1998.


SHORT AND LONG-TERM DEBT
OUTSTANDING AS OF DECEMBER 31, 1998
 (IN U.S. $ MILLIONS)                               1999   2000    2001    2002   2003    THEREAFTER    TOTAL    FAIR VALUE
----------------------------------------------------------------------------------------------------------------------------
U.S. bank term loans and revolver -                   $9    $534     $7      $7    $599     $          $1,156     $1,146
   8.9% average interest rate
U.S. accounts receivable term debt -                         210                                          210        210
   6.0% average interest rate
U.S. senior and senior subordinated notes-           130       9    578     981       4       648       2,350      2,387
   11.0% average interest rate
U.S. industrial revenue bonds -                        1       3     13      13      14       194         238        238
   7.9% average interest rate
German Mark bank term loans -                         14      12     15      15      10        13          79         79
   5.9% average interest rate
Other - U.S.                                           2       2      3       1       0         0           8          8
Other - Foreign                                        5       4      3       2       3         5          22         22
                                                 --------------------------------------------------------------------------
Total debt                                          $161    $774   $619  $1,019    $630      $860      $4,063     $4,090
                                                 --------------------------------------------------------------------------
                                                 --------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                           PAGE NO.
                                                                                           --------
        INDEX TO FINANCIAL STATEMENTS
          Management's Responsibility for the Financial Statements.......................      31
          Reports of Independent Auditors................................................   32-33
          Consolidated Balance Sheets....................................................      34
          Consolidated Statements of Operations..........................................      35
          Consolidated Statements of Stockholders' Equity................................   36-37
          Consolidated Statements of Cash Flows..........................................      38
          Notes to the consolidated financial statements.................................      39



        THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENT SCHEDULE OF STONE CONTAINER
        CORPORATION IS INCLUDED IN ITEM 14(A):

        Financial Statement Schedules:
             Report of Independent Accountants on Financial Statement Schedule                 72
             Valuation and Qualifying Accounts and Reserves (Schedule II)................      73

      All other schedules specified under Regulation S-X for Stone Container Corporation have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

MANAGEMENT'S RESPONSIBILITY FOR THE FINANCIAL STATEMENTS



The Management of the Company is responsible for the information contained in the consolidated financial statements and in other parts of this report. The consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles appropriate in the circumstances, and necessarily include certain amounts based on management's best estimate and judgment.

The Company maintains a system of internal accounting control, which it believes is sufficient to provide reasonable assurance that in all material respects transactions are properly authorized and recorded, financial reporting responsibilities are met and accountability for assets is maintained. In establishing and maintaining any system of internal control, judgment is required to assess and balance the relative costs and expected benefits. Management believes that through the careful selection of employees, the division of responsibilities and the application of formal policies and procedures, the Company has an effective and responsive system of internal accounting controls. The system is monitored by the Company's staff of internal auditors, who evaluate and report to management on the effectiveness of the system.


ROGER W. STONE
President and Chief Executive Officer
(Chief Executive Officer)


PAUL K. KAUFMANN
Vice President and Corporate Controller
(Principal Accounting Officer)

                         Report of Independent Auditors

     Board of Directors
     Stone Container Corporation

     We have audited the accompanying consolidated balance sheet of Stone Container Corporation as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from November 19 to December 31, 1998 and the period from January
     1 to November 18, 1998 (Predecessor). Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the period from November 19 to December 31 and January 1 to November 18,
     1998 (Predecessor). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone Container Corporation at December 31, 1998 and the consolidated results of its operations and its cash flows for the period from November 19 to December 31, 1998 and the period from January 1 to November 18, 1998 (Predecessor) in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the period from November 19 to December 31, 1998 and January 1 to November 18, 1998 (Predecessor), when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


     St. Louis, Missouri
     February 11, 1999
     except for Note 5, as to which the date is March 23, 1999

                        Report of Independent Accountants





To the Board of Directors
And Stockholders of
Stone Container Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Stone Container Corporation and its subsidiaries at December 31, 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Stone Container Corporation for any period subsequent to December 31, 1997.




PricewaterhouseCoopers LLP


Chicago, Illinois
March 26, 1998

                           STONE CONTAINER CORPORATION
                           CONSOLIDATED BALANCE SHEETS


December 31, (IN MILLIONS, EXCEPT SHARE DATA)                                                        Predecessor
                                                                                         1998            1997
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents ...................................................        $   137         $   113
   Accounts and notes receivable, less allowances of $75 in 1998 and $28 in 1997            462             653
   Inventories
     Work-in-process and finished goods ........................................            134             115
     Materials and supplies ....................................................            422             601
                                                                                        -------         -------
                                                                                            556             716
   Deferred income taxes .......................................................             38              24
   Prepaid expenses and other current assets ...................................            108              90
                                                                                        -------         -------
     Total current assets ......................................................          1,301           1,596
Net property, plant and equipment ..............................................          3,997           2,377
Timberland, less timber depletion ..............................................             15              50
Goodwill, less accumulated amortization of $8 in 1998 and $131 in 1997 .........          2,643             444
Investment in equity of non-consolidated affiliates ............................            632             878
Other assets ...................................................................            205             479
                                                                                        -------         -------
                                                                                        $ 8,793         $ 5,824
                                                                                        -------         -------
                                                                                        -------         -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt ........................................        $   161         $   416
   Accounts payable ............................................................            270             328
   Accrued compensation and payroll taxes ......................................             99              91
   Interest payable ............................................................             98             104
   Other current liabilities ...................................................            185             150
                                                                                        -------         -------
     Total current liabilities .................................................            813           1,089
Long-term debt, less current maturities ........................................          3,902           3,935
Other long-term liabilities ....................................................            734             307
Deferred income taxes ..........................................................            754             216

Stockholders' equity
   Series E preferred stock, par value $.01 per share; 10,000,000 shares
     authorized; 4,599,300 issued and outstanding in 1998 and 1997 .............             78             115
   Common stock, par value $.01 per share; 110,000,000 shares authorized, issued and outstanding in 1998; and 200,000,000 authorized, 99,324,328 issued and
    outstanding in 1997 ........................................................          2,545             966
   Retained earnings (deficit) .................................................            (36)           (472)
   Accumulated other comprehensive income (loss) ...............................              3            (332)
                                                                                        -------         -------
     Total stockholders' equity ................................................          2,590             277
                                                                                        -------         -------
                                                                                        $ 8,793         $ 5,824
                                                                                        -------         -------
                                                                                        -------         -------


See notes to consolidated financial statements.

                           STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                PREDECESSOR
                                                                               -----------------------------------------------
                                                                Period from     Period from
                                                               November 19 to   January 1 to        Year Ended December 31,
                                                                December 31,    November 18,       ---------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)                               1998             1998              1997             1996
------------------------------------------------------------------------------------------------------------------------------
Net sales ..............................................          $ 480           $ 4,399           $ 4,849            $ 5,142
Costs and expenses
   Cost of goods sold ..................................            443             4,015             4,457              4,480
   Selling and administrative expenses .................             52               536               481                516
                                                                  -----           -------           -------           --------
      Income (loss) from operations ....................            (15)             (152)              (89)               146
Other income (expense)
   Interest expense, net ...............................            (45)             (407)             (441)              (398)
   Equity income (loss) of affiliates ..................              4               (92)              (71)                63
   Other, net ..........................................              4              (186)               (4)
                                                                  -----           -------           -------           --------
      Loss before income taxes, minority interest and
         extraordinary item ............................            (52)             (837)             (605)              (189)
Benefit from income taxes ..............................             16                88               200                 66
Minority interest ......................................                                                                     1
                                                                  -----           -------           -------           --------
   Loss before extraordinary item ......................            (36)             (749)             (405)              (122)
Extraordinary item
   Loss from early extinguishment of debt, net of income
      tax benefit of $7 in 1997 and $2 in 1996 .........                                                (13)                (4)
                                                                  -----           -------           -------           --------
      Net loss .........................................            (36)             (749)             (418)              (126)
Preferred stock dividends ..............................             (1)               (7)               (8)                (8)
                                                                  -----           -------           -------           --------

      Net loss applicable to common shares .............          $ (37)          $  (756)          $  (426)          $   (134)
                                                                  -----           -------           -------           --------
                                                                  -----           -------           -------           --------
Basic earnings per common share
   Loss before extraordinary item ......................                          $ (7.43)          $ (4.16)          $  (1.32)
   Extraordinary item ..................................                                               (.13)              (.03)

                                                                  -----           -------           -------           --------
      Net loss .........................................                          $ (7.43)          $ (4.29)          $  (1.35)
                                                                  -----           -------           -------           --------
                                                                  -----           -------           -------           --------
   Weighted average shares outstanding .................                              102                99                 99
                                                                  -----           -------           -------           --------
                                                                  -----           -------           -------           --------
Diluted earnings per common share
   Loss before extraordinary item ......................                          $ (7.43)          $ (4.16)          $  (1.32)
   Extraordinary item ..................................                                               (.13)              (.03)
                                                                  -----           -------           -------           --------
      Net loss .........................................                          $ (7.43)          $ (4.29)          $  (1.35)
                                                                  -----           -------           -------           --------
                                                                  -----           -------           -------           --------
   Weighted average shares outstanding .................                              102                99                 99
                                                                  -----           -------           -------           --------
                                                                  -----           -------           -------           --------

See notes to consolidated financial statements.

                           STONE CONTAINER CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Stockholders' Equity
                                                                       -------------------------------------------------------------
                                                   Number of Shares                             Accumulated
                                                 --------------------                            Retained       Other
                                                 Preferred    Common    Preferred    Common      Earnings    Comprehensive
(IN MILLIONS)                                      Stock       Stock       Stock      Stock      (Deficit)   Income (Loss)    Total
------------------------------------------------------------------------------------------------------------------------------------
PREDECESSOR
BALANCE AT JANUARY 1, 1996 ................         5          99         $ 115      $  953      $  138         $(201)     $ 1,005
Comprehensive income (loss)
   Net loss ...............................                                                        (126)                      (126)
   Other comprehensive income (loss),
     net of tax
     Decrease in minimum pension liability                                                                          2            2
     Foreign currency translation
       adjustment .........................                                                                       (22)         (22)
                                             -------      -------       -------     -------     -------        -------      ------
       Comprehensive income (loss) ........                                                        (126)          (20)        (146)
Amortization of restricted stock plan......                                                           2                          2
Debt conversions to common stock ..........                                               1                                      1
Exercise of stock options .................                                               1                                      1
Preferred stock dividends
   ($1.75 per share) ......................                                                          (8)                        (8)
Common stock dividends
   ($0.60 per share) ......................                                                         (59)                       (59)
                                             -------      -------       -------     -------     -------        -------      ------
BALANCE AT DECEMBER 31, 1996 ..............         5          99           115         955         (53)         (221)         796

Comprehensive income (loss)
   Net loss ...............................                                                        (418)                      (418)
   Other comprehensive  income (loss),
     net of tax
     Decrease in minimum pension liability                                                                          3            3
     Foreign currency translation
       adjustment .........................                                                                      (114)        (114)
                                             -------      -------       -------     -------     -------        -------      ------
       Comprehensive income (loss) ........                                                        (418)         (111)        (529)
Amortization of restricted stock plan......                                                           1                          1
Subsidiary issuance of stock ..............                                              11                                     11
Exercise of stock options..................
Preferred stock dividends..................
   ($0.4375 per share) .....................                                                         (2)                        (2)
                                             -------      -------       -------     -------     -------        -------      ------
BALANCE AT DECEMBER 31, 1997 ..............         5          99           115         966        (472)         (332)         277

Comprehensive income (loss)
   Net Loss ...............................                                                        (749)                      (749)
   Other comprehensive income (loss),
     net of tax
     Increase in minimum pension liability                                                                        (21)         (21)
     Foreign currency translation
       adjustment .........................                                                                       (76)         (76)
                                             -------      -------       -------     -------     -------        -------      ------
       Comprehensive income (loss) ........                                                        (749)          (97)        (846)
Debt conversion to common stock ...........                     5                        59                                     59
Exercise of stock options and issuance of
   common stock under deferred benefit plan                     1                         8                                      8
                                             -------      -------       -------     -------     -------        -------      ------
BALANCE AT NOVEMBER 18, 1998 ..............         5         105         $ 115      $1,033     $(1,221)        $(429)     $  (502)
                                             -------      -------       -------     -------     -------        -------      ------

                           STONE CONTAINER CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                           Stockholders' Equity
                                                                             ------------------------------------------------------
                                                        Number of Shares                         Accumulated
                                                      ------------------                           Retained     Other
                                                      Preferred  Common      Preferred   Common     Earnings  Comprehensive
(IN MILLIONS)                                           Stock    Stock         Stock     Stock     (Deficit)  Income (Loss)  Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 18, 1998....................          5        105       $   115    $ 1,033     $(1,221)    $(429)       $(502)
Effect of Merger
   Retire predecessor common equity .............                 (105)                  (1,033)      1,221       429          617
   Excess of purchase price over
     common stock ...............................                                (37)     2,245                               2,208
   Issuance of  common stock ....................                  110
Comprehensive income (loss)
   Net loss .....................................                                                     (36)                     (36)
   Other comprehensive income (loss),
     Net of tax..................................
     Foreign currency translation
       adjustment ...............................                                                                   3            3
                                                     ------     ------        ------     ------    ------      ------       -------
       Comprehensive income (loss) ..............                                                     (36)          3          (33)
Capital contribution from SSCC ..................                                           300                                300
                                                     ------     ------        ------     ------    ------      ------       -------
BALANCE AT DECEMBER 31, 1998 ....................         5        110       $    78    $ 2,545     $ (36)      $   3       $2,590
                                                     ------     ------        ------     ------    ------      ------       -------
                                                     ------     ------        ------     ------    ------      ------       -------

See notes to consolidated financial statements

                           STONE CONTAINER CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               PREDECESSOR
                                                                                   ---------------------------------------
                                                                    Period from     Period from
                                                                   November 19 to  January 1 to   Year Ended December 31,
                                                                    December 31,   November 18,   -----------------------
(IN MILLIONS)                                                           1998           1998           1997         1996
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss ..............................................         $ (36)         $(749)         $(418)         $(126)
      Adjustments to reconcile net loss to net cash
         provided by (used for) operating activities:
         Extraordinary loss from early extinguishment of debt                                          13              4
         Depreciation and amortization ......................            34            239            302            315
         Deferred income taxes ..............................           (21)          (106)          (217)           (88)
         Foreign currency transaction (gains) losses ........            (4)            24             11
         Equity (income) loss of affiliates .................            (4)            92             71            (63)
         Write-down of investments in non-consolidated
            affiliates ......................................                          155
         Gain on sale of the Snowflake Mill .................                          (37)
         Change in current assets and liabilities, net of
            effects from acquisitions and dispositions
            Receivables .....................................            77             65           (131)           185
            Inventories .....................................                          111              3            (51)
            Other current assets ............................           (12)            22              4             15
            Accounts payable and other current liabilities ..           (24)            10             18             56
         Other, net .........................................             2            158             85             41
                                                                      -----          -----          -----          -----
      Net cash provided by (used for) operating activities ..            12            (16)          (259)           288
                                                                      -----          -----          -----          -----
CASH FLOWS FROM INVESTING ACTIVITIES
      Property additions ....................................           (22)          (145)          (137)          (251)
      Investments in and advances to affiliates, net ........                          (74)           (13)          (147)
      Proceeds from sales of assets .........................                          252              7             53
      Other, net ............................................                            2            (31)             3
                                                                      -----          -----          -----          -----
      Net cash provided by (used for) investing activities ..           (22)            35           (174)          (342)
                                                                      -----          -----          -----          -----
CASH FLOWS FROM FINANCING ACTIVITIES
      Debt repayments .......................................          (463)          (323)          (492)          (395)
      Borrowings ............................................            61            453            950            606
      Deferred debt issuance costs ..........................            (9)            (4)           (18)           (16)
      Capital contribution from SSCC ........................           300
      Proceeds from issuance of common stock ................                            2
      Cash dividends ........................................                                          (2)           (67)
                                                                      -----          -----          -----          -----
      Net cash provided by (used for) financing activities ..          (111)           128            438            128
                                                                      -----          -----          -----          -----
      Effect of exchange rate changes on cash ...............                           (2)            (5)            (2)
                                                                      -----          -----          -----          -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............          (121)           145                            72
Cash and cash equivalents
      Beginning of period ...................................           258            113            113             41
                                                                      -----          -----          -----          -----
      End of period .........................................         $ 137          $ 258          $ 113          $ 113
                                                                      -----          -----          -----          -----
                                                                      -----          -----          -----          -----

See notes to consolidated financial statements.

                           STONE CONTAINER CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (Tabular amounts in millions, except per share data)


1.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: Stone Container Corporation ("Stone"), hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"), which was formerly known as Jefferson Smurfit Corporation ("JSC"). On November 18, 1998 Stone was merged with a wholly-owned subsidiary of SSCC (the "Merger"). The Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments, including goodwill, have been pushed down and are reflected in these financial statements subsequent to November 18, 1998. The financial statements for periods ended before November 18, 1998, were prepared using Stone's historical basis of accounting and are designated as "Predecessor". The comparability of operating results for the Predecessor periods and the period from November 19 to December 31, 1998 are affected by the purchase accounting adjustments.

NATURE OF OPERATIONS: The Company's major operations are in paper products and industrial bags. The Company's paperboard mills procure virgin and recycled fiber and produce paperboard for conversion into corrugated containers and industrial bags at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. Customers and operations are located throughout the world. Credit is extended to customers based on an evaluation of their financial condition.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Investments in majority-owned affiliates where control does not exist and non-majority owned affiliates are primarily accounted for under the equity method. Significant intercompany accounts and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $41 million and $40 million are pledged at December 31, 1998 and 1997, respectively, as collateral for obligations associated with the accounts receivable securitization program (See Note 5).

REVENUE RECOGNITION: Revenue is recognized at the time products are shipped to external customers.

INVENTORIES: Inventories are valued at the lower of cost or market. The primary methods used to determine inventory costs are the last-in-first-out ("LIFO") method and the average cost method. Inventories costed by the LIFO, first-in-first-out ("FIFO") and average cost methods represented approximately 47%, 6% and 47%, respectively, of total inventories at December 31, 1998 and approximately 36%, 7% and 57%, respectively, of total inventories at December 31, 1997. FIFO costs (which approximate replacement costs) exceeded the LIFO value by $20 million at December 31, 1997. As of the Merger date, inventories were recorded at fair value in the purchase price allocation, consequently LIFO approximated FIFO at December 31, 1998.

NET PROPERTY, PLANT AND EQUIPMENT: Based upon preliminary appraisal results, property, plant and equipment were recorded at fair market value on the date of the Merger, and useful lives averaging 17 years were assigned to the assets (See
Note 2). The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements.

TIMBERLAND, LESS TIMBER DEPLETION: Timberland is stated at cost less accumulated cost of timber harvested. The Company amortizes its private fee timber costs over the estimated total timber that will be available during the estimated growth cycle. Cost of non-fee timber harvested is determined on the basis of timber removal rates and the estimated volume of recoverable timber.

GOODWILL: The excess of cost over the fair value assigned to the net assets acquired is recorded as goodwill and is being amortized using the straight-line method over 40 years.

DEFERRED DEBT ISSUANCE COSTS: Deferred debt issuance costs included in other assets are amortized over the terms of the respective debt obligations using the interest method.

LONG-LIVED ASSETS: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," long-lived assets held and used by the Company and the related goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

INCOME TAXES: The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 7).

FOREIGN CURRENCY TRANSLATION: The functional currency for the majority of the Company's foreign operations is the applicable local currency. Accordingly, assets and liabilities are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders' equity as part of Accumulated Other Comprehensive Income. Foreign currency transaction gains or losses are credited or charged to income. The functional currency for foreign operations operating in highly inflationary economies is the U.S. dollar and any gains or losses are credited or charged to income.

FINANCIAL INSTRUMENTS: The Company periodically enters into interest rate swap agreements that involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. If an arrangement is replaced by another instrument and no longer qualifies as a hedge instrument, then it is marked to market and carried on the balance sheet at fair value. Gains and losses realized upon settlement of these agreements are deferred and amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or immediately if the underlying hedged instrument is settled.

The Company is exposed to the effect of foreign exchange rate fluctuations due to its foreign operations. The Company's non-consolidated equity affiliate, Abitibi-Consolidated, Inc. ("Abitibi") purchases foreign currency forward contracts to minimize the effect of fluctuating foreign currencies on its reported income, generally over the ensuing 60 months. The forward contracts do not qualify as hedges for financial reporting purposes and accordingly are carried in the financial statements of the equity investee at the current forward foreign rates, with the changes in forward rates reflected directly in income.

EARNINGS PER COMMON SHARE: Effective December 31, 1997, the Company adopted SFAS No. 128 "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. As required, all prior-period earnings per share data presented have been restated.

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share is computed to show, on a pro forma basis, per share earnings available to common shareholders assuming the exercise or conversion of all dilutive securities that are exercisable or convertible into common stock (See
Note 12).

Subsequent to the Merger, earnings per share information is no longer presented because the Company is a wholly-owned subsidiary of SSCC.

EMPLOYEE STOCK OPTIONS: Accounting for stock-based plans is in accordance with Accounting Principles

Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" (See Note 10).

ENVIRONMENTAL MATTERS: The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Reserves for environmental liabilities are established in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The Company records a liability at the time when it is probable and can be reasonably estimated. Such liabilities are not discounted or reduced for potential recoveries from insurance carriers.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain reclassifications of prior year presentations have been made to conform to the 1998 presentation.

START-UP COSTS: In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities," which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized certain costs to open new plants or to start new production processes. As a result of the Merger, unamortized start-up costs were written off in the purchase price allocation.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS: SOP 98-1, "Accounting for Computer Software Developed or Obtained For Internal Use" was issued in March 1998. SOP 98-1 is effective beginning on January 1, 1999 and requires that certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use must be capitalized. The Company does not anticipate that the adoption of SOP 98-1 will have a material effect on its 1999 financial statements.

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not assessed what the impact of SFAS No. 133 will be on the Company's future earnings or financial position.

2.   MERGER AND RESTRUCTURING

Under the terms of the Merger, each share of the Company's common stock was exchanged for the right to receive .99 of one share of SSCC common stock. A total of 104 million shares of SSCC common stock were issued in the Merger resulting in a total purchase price (including the fair value of stock options and related fees) of approximately $2,245 million. The Merger was accounted for as a purchase business combination and, accordingly, the cost to acquire the Company has been preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. In addition, the allocation may be impacted by changes in pre-acquisition contingencies identified during the allocation period by the Company relating to its investment in Florida Coast Paper Company L.L.C. and the resolution of litigation related to the Company's purchase of common stock of Stone Savannah River Pulp and Paper Corporation ("SSR") (See Note 16). This preliminary allocation resulted in acquired goodwill of approximately $2,650 million, which is being amortized on a straight-line basis over 40 years.

Included in the allocation of the cost to acquire the Company is the adjustment to fair value of property and equipment associated with the permanent shutdown of certain containerboard mill and pulp mill facilities, liabilities for the termination of certain Company employees, and liabilities for long-term commitments. The mill facilities were shut down on December 1, 1998 and in the near future the Company will abandon or sell these facilities. The assets at these facilities were recorded at their estimated fair value less cost to sell based upon appraisals. The terminated employees included approximately 550 employees at these mill facilities and 200 employees in the corporate office. These employees were terminated in December 1998. The long-term commitments consist of lease commitments and funding commitments on debt guarantees that are associated with the shutdown of the containerboard mill and pulp mill facilities or other investments in which the Company will no longer participate as a result of its merger plan. The following is a summary of the exit liabilities recorded in the preliminary allocation of the purchase price:

                                                       Balance at
                           Opening                     December 31,
                           Balance       Activity         1998
                           -------       --------      -----------
Severance ........         $  14          $  (4)         $ 10
Lease commitments             38             (1)           37
Other commitments             56             (6)           50
Mill closure costs             9              9
                           -----          -----          ----
                           $ 117          $ (11)         $106
                           -----          -----          ----
                           -----          -----          ----

Future cash outlays under the restructuring are anticipated to be $38 million in 1999, $15 million in 2000, $14 million in 2001, and $39 million thereafter. The Company is continuing to evaluate all areas of its business in connection with its merger integration, including the identification of corrugated container facilities that might be closed. Further adjustments to the cost to acquire the Company are expected in 1999 as management finalizes its plans.

3.    NET PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment at December 31 is summarized as follows:

                                                                    Predecessor
                                                        1998           1997
-------------------------------------------------------------------------------
Land .........................................         $   84         $  129
Buildings and leasehold improvements .........            499            656
Machinery, fixtures and equipment ............          3,336          3,974
Construction in progress .....................            105             98
                                                       ------         ------
                                                        4,024          4,857
Less accumulated depreciation and amortization             27          2,480
                                                       ------         ------
     Net property, plant and equipment .......         $3,997         $2,377
                                                       ------         ------
                                                       ------         ------

Depreciation expense was $26 million for the period from November 19 to December 31, 1998, $212 million for the period from January 1 to November 18, 1998, $260 million in 1997 and $260 million in 1996. Property, plant and equipment includes capitalized leases of $14 million and $18 million and related accumulated amortization of $.2 million and $4 million at December 31, 1998 and 1997, respectively.

4.   NON-CONSOLIDATED AFFILIATES

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America, Europe and Asia. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

On April 4, 1997, the Company's then 90% owned subsidiary, Stone Venepal (Celgar) Pulp, Inc. ("SVCPI") acquired the remaining 50% interest in the Celgar pulp mill (the "Celgar Mill") located in Castlegar, British Columbia from CITIC B.C., Inc. ("CITIC") in exchange for assuming $273 million of the Celgar Mill's indebtedness owed by CITIC, after which the Company included SVCPI in its consolidated results. On June

26, 1997, the Company sold half of its ownership in SVCPI to Celgar Investments, Inc., a 49% owned affiliate of the Company. Following the sale, the Company retained a 45% direct voting interest in the stock of SVCPI and began accounting for its interest in SVCPI under the equity method of accounting. As a result of the deconsolidation, the $538 million in related indebtedness was no longer included in the Company's consolidated debt total. On July 23, 1998 SVCPI filed for bankruptcy protection. SVCPI's lenders and creditors have no recourse against the Company. As a result of the bankruptcy filing, the Company recorded a loss in the second quarter of 1998 to write-off the Company's investment in SVCPI of $67 million.

On May 30, 1997, Stone-Consolidated Corporation ("Stone-Consolidated"), an affiliate of the Company, and Abitibi-Price Inc. amalgamated to form Abitibi. For U.S. GAAP purposes, the combination of Stone-Consolidated and Abitibi-Price Inc. was accounted for under the purchase method of accounting, as the acquisition of Abitibi-Price Inc. by Stone-Consolidated. Following the amalgamation, the Company owned approximately 25% of the common stock of Abitibi and accounts for its interest in this Canadian affiliate under the equity method of accounting. Effective with the amalgamation, the Company recorded a credit of $11 million to common stock related to the excess of the market value per common share over the carrying value of its investment per common share. Additionally, the Company reported a non-cash extraordinary charge of $13 million, net of tax, representing its share of a loss from the early extinguishment of debt incurred by Stone-Consolidated. On January 21, 1999, the Company sold 16% of its interest in Abitibi to a third party such that the Company's ownership percentage was reduced to approximately 22%. The Company is holding its remaining interest in Abitibi with a carrying value of $452 million at December 31, 1998 for sale.

Due to the continued operating losses and deteriorating financial liquidity conditions experienced in the second half of 1998, the Company recorded impairment charges of $32 million and $56 million related to its investments in Venepal S.A.C.A. ("Venepal") and Financiere Carton Papier ("FCP"), respectively. Venepal is a publicly traded, Venezuelan based, manufacturer of paperboard and paper packaging products in which the Company owns a 20% interest. FCP is a privately held folding carton converting operation based in France that is 50% owned by the Company.

As of December 31, 1998, the carrying value of non-consolidated affiliates is $115 million lower than the underlying equity interest owned by the Company which represents the adjustments to fair value which were made in the allocation of the Merger purchase price.

The Company's significant non-consolidated affiliates at December 31, 1998 are MacMillian Bathurst, Inc. ("MBI"), a Canadian corrugated container company, in which the Company owns a 50% interest, that had sales of $351 million in 1998 and Abitibi, which had sales of $2,313 million in 1998. Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                             Period from        Period from
                                                            November 19 to      January 1 to        Year Ended
                                                              December 31,       November 18,      December 31,
                                                                 1998                1998              1997
----------------------------------------------------------------------------------------------------------------
Results of operations (a)
   Net sales..................................................  $  380            $   3,219       $    4,073
   Cost of sales..............................................     351                2,528            2,990
   Loss before income taxes, minority interest and
     extraordinary charges....................................     (56)                (312)            (165)
   Net loss...................................................     (43)                (261)            (176)

                                                                         December 31,
                                                                ----------------------------------
                                                                  1998                 1997
--------------------------------------------------------------------------------------------------
Financial position:
   Current assets.............................................  $  960           $    1,297
   Noncurrent assets..........................................   4,224                5,316
   Current liabilities........................................     773                1,010
   Noncurrent liabilities.....................................   1,972                2,618
   Stockholders' equity.......................................   2,439                2,985

(a) Includes results of operations for each of the Company's affiliates for the period it was accounted for under the equity method.

5. LONG-TERM DEBT

Long-term debt as of December 31 is as follows:

                                                                                                                       Predecessor
                                                                                                             1998          1997
                                                                                                       ------------------------
BANK CREDIT FACILITIES

Tranche B Term Loan (8.8% weighted average variable rate),
  Payable in various installments through April 1, 2000 .........................................     $   368          $   372
Tranche C Term Loan (9.0% weighted average variable rate),
  Payable in various installments through October 1, 2003 .......................................         194              196
Tranche D Term Loan (9.0% weighted average variable rate),
  Payable in various installments through October 1, 2003 .......................................         185              187
Tranche E Term Loan (9.0% weighted average variable rate),
  Payable in various installments through October 1, 2003 .......................................         248              299
Revolving credit facility (8.5% weighted average rate), due April 1, 2000 .......................         161               20
Europa Carton AG (a wholly-owned German subsidiary) term loan, denominated in German
   DMs, payable in March 2005 ...................................................................          49
4.98% to 7.96% term loans, denominated in foreign currencies, payable in varying amounts
   through 2004 .................................................................................          30               31
                                                                                                      --------         -------
                                                                                                        1,235            1,105

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM BORROWINGS
Accounts receivable securitization program term loans (6.2% weighted average rate), due
   December 15, 2000 ............................................................................         210              210


SENIOR NOTES
10.75% first mortgage notes, due October 1, 2002 (plus (less) unamortized
   premium (discount) of $18 and  ($2)) .........................................................         518              498
8.45% mortgage notes, payable in monthly installments through August 1, 2007 and
   $69 on September 1, 2007 .....................................................................          82               83
9.875% unsecured senior notes, due February 1, 2001 (plus unamortized premium
    of $7 at December 31, 1998) .................................................................         578              574
11.5% unsecured senior notes, due October 1, 2004 (plus (less) unamortized
   premium (discount) of $12 and ($1) ) .........................................................         212              199
11.5% unsecured senior notes, due August 15, 2006 (plus unamortized premium of $6 at
    December 31, 1998) ..........................................................................         206              200
12.58% rating adjustable unsecured senior notes, due August 1, 2016 (plus
   unamortized premium of $2 at December 31, 1998) ..............................................         127              125
12.625% senior notes, due July 15, 1998 .........................................................                          150
11.875% senior notes, due December 1, 1998 ......................................................                          240
                                                                                                      --------         -------
                                                                                                        1,723            2,069

OTHER DEBT
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 6.0% to 9.0%), payable in varying annual sinking fund payments through
   2027 (less unamortized discount of $5 at December 31, 1997) 2027 (less
   unamortized discount of nil and $5 million) ..................................................         238              236
Other (including obligations under capitalized leases of $7 and $9) .............................          30               34
                                                                                                      --------         -------
                                                                                                          268              270

SUBORDINATED DEBT
10.75% senior subordinated debentures and 1.5% supplemental interest certificates,
   due on April 1, 2002 (less unamortized discount of $5 at December 31, 1998) ..................         270              275
10.75% senior subordinated debentures, due April 1, 2002 (less unamortized debt discount of $1 at
   December 31, 1997) ...........................................................................         200              199
11.0% senior subordinated notes, due August 15, 1999 (plus unamortized premium of $1 at
   December 31, 1998) ...........................................................................         120              119
8.875% convertible senior subordinated notes (convertible at $11.55 per share), due July 15, 2000                           59

6.75% convertible subordinated debentures (convertible at $34.28 per share), due
   February 15, 2007 (less unamortized discount of $8 at December 31, 1998) .....................          37               45
                                                                                                      --------         -------
                                                                                                          627              697
                                                                                                      --------         -------

Total debt ......................................................................................       4,063            4,351
Less current maturities .........................................................................        (161)            (416)
                                                                                                      --------         -------
Long-term debt ..................................................................................     $ 3,902          $ 3,935
                                                                                                      --------         -------
                                                                                                      --------         -------

The amounts of total debt outstanding at December 31, 1998 maturing during the next five years are as follows:

        1999......................................  $  161
        2000......................................     774
        2001......................................     619
        2002......................................   1,019
        2003......................................     630
        Thereafter................................     860

BANK CREDIT FACILITIES
The Company has a bank credit agreement which provides for four secured senior term loans (Tranche B, Tranche C, Tranche D, and Tranche E Term Loans), aggregating $995 million at December 31, 1998 which mature through October 1, 2003 and a $560 million senior secured revolving credit facility, of which up to $62 million may consist of letters of credit, maturing April 1, 2000 (collectively the "Credit Agreement"). The Company pays a .5% commitment fee on the unused portions of its revolving credit facility. At December 31, 1998, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $363 million.

On November 18, 1998, the Company and its bank group amended and restated the Credit Agreement to, among other things, (i) extend the maturity date on the Tranche B Term Loan $190 million payment due on October 1, 1999 to April 1, 2000, (ii) extend the maturity date of the revolving credit facility to April 1, 2000 and to provide a further extension to December 31, 2000 upon repayment of the Tranche B Term Loan on or before its maturity date of April 1, 2000, (iii) permit the use of the net proceeds from the sale of the Snowflake mill to repay a portion of the Company's 11.875% Senior Notes due December 1, 1998, (iv) permit the Merger, and (v) ease certain financial covenants.

The Credit Agreement (as amended) contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The Credit Agreement also requires prepayments of the term loans if the Company has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. Any prepayments are allocated against the term loan amortization in inverse order of maturity.

During January 1999, the Company obtained a waiver from its bank group for relief from certain financial covenant requirements under the Credit Agreement as of December 31, 1998. Subsequently, on March 23, 1999 the Company and its bank group amended the Credit Agreement to ease certain quarterly financial covenant requirements for 1999.

At December 31, 1998, borrowings and accrued interest outstanding under the Credit Agreement were secured by a security interest in substantially all of the assets of the Company, with the exception of cash, cash equivalents and certain trade receivables, 65% of the stock of its Canadian subsidiary and all of the shares of Abitibi owned by Stone.

On April 3, 1998, Stone Container GmbH, a German subsidiary of the Company, entered into a loan facility agreement for 90 million German Marks at an interest rate equal to LIBOR plus 2%. The loan facility expires April 30, 2005. The proceeds from the facility were applied against amounts outstanding on the Company's term loans under its Credit Agreement.

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM BORROWINGS
The Company has a $210 million accounts receivable securitization program (the "Securitization Program") whereby certain eligible trade accounts receivable are sold to Stone Receivables Corporation, a wholly owned, bankruptcy remote, limited purpose subsidiary. The accounts receivable purchases are financed through the issuance of $210 million in term loans. Under the Securitization Program, Stone Receivables Corporation has granted a security interest in cash, cash equivalents and trade accounts receivable. At December 31, 1998, $228 million of the Company's trade accounts receivable are pledged as collateral under the program.

SENIOR NOTES
The Company's senior notes (the "Senior Notes"), aggregating $1,723 million, are redeemable in whole or in part at the option of the Company at various dates beginning February 1999, at par plus a weighted average premium of 2.68%. The Merger constituted a "Change of Control" under the Senior Notes and the Company's $627 million outstanding senior subordinated debentures (the "Senior Subordinated Debentures"). As a result, the Company is required, subject to certain limitations, to offer to repurchase the Senior Notes and the Senior Subordinated Debentures at a price equal to 101% of the principal amount, together with accrued interest. However, because the Credit Agreement prohibits the Company from making an offer to repurchase the Senior Notes and the Senior Subordinated Debentures, the Company could not make the offer. Although the terms of the Senior Notes refer to an obligation to repay the bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not specify a deadline, if any, following the Merger for repayment of bank debt or obtaining such consent. The Company intends to actively seek commercially acceptable sources of financing to repay the Credit Agreement or alternative financing arrangements which would cause the bank lenders to consent to the repurchase. There can be no assurance that the Company will be successful in obtaining such financing or consents.

In the event the Company does not maintain the minimum Subordinated Capital Base (as defined) of $1 billion for two consecutive quarters, the indentures governing the Senior Notes require the Company to semiannually offer to purchase 10% of such outstanding indebtedness at par until the minimum Subordinated Capital Base is attained. In the event the Credit Agreement prohibits such an offer to repurchase, the interest rate on the Senior Notes is increased by 50 basis points per semiannual coupon period up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained. The Company's Subordinated Capital Base (as defined) was $3,096 million at December 31, 1998; however, it was below the $1 billion minimum at September 30, June 30, and March 31, 1998 and December 31, 1997. In April 1998, the Company offered to repurchase 10% of the outstanding Senior Notes. Approximately $1 million of such indebtedness was redeemed under this offer. Effective February 1, 1999 the interest rates on the 9.875% Senior Notes due February 1, 2001 and 12.58% Senior Notes due August 1, 2016 were increased by 50 basis points. Effective February 15, 1999 the interest rates on the 11.5% Senior Notes due August 15, 2006 was also increased 50 basis points. The interest rates on all of the Senior Notes will return to the original interest rate on April 1, 1999 due to the Company's Subordinated Capital Base exceeding the minimum on December 31, 1998.

On December 1, 1998, the Company repaid its $240 million 11.875% Senior Unsecured Notes at maturity, with borrowings under its revolving credit facility and proceeds from the sale of the Snowflake Mill assets (See Note 13).

On July 15, 1998, the Company repaid its $150 million 12.625% Senior Notes at maturity with borrowings under its revolving credit facility.

The 10.75% first mortgage notes are secured by the assets at four of the Company's containerboard mills. The 8.45% mortgage notes are secured by the assets at 37 of the Company's corrugated container plants.

SUBORDINATED DEBT
The Company's Senior Subordinated Debentures, aggregating $627 million, are redeemable as of December 31, 1998, in whole or in part at the option of the Company at par plus a weighted average premium of 2.56%.

In the event the Company does not maintain a minimum Net Worth, as defined, of $500 million, for two consecutive quarters, the interest rate on the 10.75% senior subordinated debentures ($470 million) and 11.0% senior subordinated debentures ($120 million) will be increased by 50 basis points per semiannual coupon period up to a maximum amount of 200 basis points, until the minimum Net Worth is attained. The

Company's Net Worth (as defined) was $2,590 million at December 31, 1998, however, it was below the $500 million minimum at September 30, June 30 and March 31, 1998 and December 31, 1997. The interest rate on the 11.0% senior subordinated debentures was increased 50 basis points on August 15, 1998 and 50 basis points on February 15, 1999. The interest rate on the 10.75% senior subordinated debentures was increased 50 basis points on October 1, 1998. The interest rate on all of the Company's Senior Subordinated Debentures will return to the original interest rate on April 1, 1999, due to the Company's Net Worth exceeding the minimum at December 31, 1998.

On June 16, 1998, the Company issued a notice to redeem all of its outstanding 8.875% Convertible Senior Subordinated Notes due 2000 (the "Notes") on July 15, 1998 at a redemption price equal to 101% of the principal amount of each Note, plus accrued interest. The $59 million of Notes were convertible into shares of common stock at a conversion price of $11.55 per share. All of the Notes were converted in July (prior to the redemption date), resulting in the issuance of 5,060,516 shares of common stock.

OTHER
Interest cost capitalized on construction projects was nil for the period from November 19 to December 31, 1998, $2 million for the period from January 1 to November 18, 1998, $3 million in 1997 and $12 million in 1996. Interest payments on all debt instruments were $22 million for the period from November 19 to December 31, 1998, $424 million for the period from January 1 to November 18, 1998, $424 million in 1997 and $395 million in 1996.

6.    LEASES

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining non-cancelable terms in excess of one year are reflected below:


1999..........................................................   $  85
2000..........................................................      70
2001..........................................................      58
2002..........................................................      48
2003..........................................................      40
Thereafter....................................................     132
                                                                 -----
  Total minimum lease payments................................   $ 433
                                                                 -----
                                                                 -----

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $15 million for the period from November 19 to December 31, 1998, $106 million for the period from January 1 to November 18, 1998, $114 million in 1997 and $108 million in 1996.

7.    INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                                                 Predecessor
                                                                                     1998            1997
-----------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Property, plant and equipment and timberland ...........................         $(1,287)         $(588)
   Prepaid pension costs ..................................................             (11)            (3)
   Other ..................................................................             (67)           (46)
                                                                                    -------          -----
     Total deferred tax liability .........................................          (1,365)          (637)
                                                                                    -------          -----
Deferred tax assets:
   Net operating loss, alternative minimum tax and tax credit carryforwards             456            367
   Employee benefit plans .................................................              50             38
   Minimum pension liability ..............................................              86             20
   Deferred gain ..........................................................              23             20
   Purchase accounting liabilities ........................................             103
   Deferred debt issuance costs ...........................................              52
   Other ..................................................................              77             48
                                                                                    -------          -----
     Total deferred tax assets ............................................             847            493
   Valuation allowance for deferred tax assets ............................            (198)           (37)
                                                                                    -------          -----

     Net deferred tax asset ...............................................             649            456
                                                                                    -------          -----

     Net deferred tax liability ...........................................         $  (716)         $(181)
                                                                                    -------          -----
                                                                                    -------          -----

At December 31, 1998, the Company had approximately $1,055 million of net operating loss carryforwards for U. S. Federal income tax purposes that expire from the years 2009 to 2018, with a tax value of $369 million. A valuation allowance of $153 million has been established for a portion of these deferred tax assets. Further, the Company had net operating loss carryforwards for state purposes with a tax value of $63 million, which expire from 1999 through 2018. A valuation allowance of $45 million has been established for a portion of these deferred tax assets. The Company had approximately $24 million of alternative minimum tax credit carryforwards for U.S. federal tax purposes, which are available, indefinitely.

Benefit from (provision for) income taxes from loss before income taxes, minority interest and extraordinary item is as follows:

                                                                 Predecessor
                                                    -------------------------------------
                                      Period from    Period from   Year ended December 31,
                                     November 19 to  January 1 to  -----------------------
                                       December 31,   November 18,     1997        1996
                                         1998          1998
-----------------------------------------------------------------------------------------
Current
   Federal ....................          $             $             $   4          $ (2)
   Foreign ....................           (5)           (18)           (21)          (20)
                                        ----          -----          -----          ----
   Total current (expense) ....           (5)           (18)           (17)          (22)

Deferred
   Federal ....................           15            121            166            64
   State ......................            3            (34)            30            13
   Foreign ....................            3             19             21            11
                                        ----          -----          -----          ----
   Total deferred benefit .....           21            106            217            88
                                        ----          -----          -----          ----
                                        ----          -----          -----          ----
Total benefit from income taxes         $ 16          $  88          $ 200          $ 66
                                        ----          -----          -----          ----
                                        ----          -----          -----          ----

The Company's benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes, minority interest and extraordinary item is as follows:

                                                                                          Predecessor
                                                                        -------------------------------------------------
                                                         Period from      Period from     Year ended December 31,
                                                         November 19 to   January 1 to    -----------------------
                                                          December 31,    November 18,     1997           1996
                                                              1998           1998
-------------------------------------------------------------------------------------------------------------------------
U.S. federal income tax benefit at federal
   statutory rate ...................................         $  18          $ 293          $ 212          $ 66
Effect of valuation allowances on deferred
     tax  assets, net of federal benefit ............                         (151)            (9)          (10)
Unutilized capital loss .............................                          (36)                          (4)
Permanently non-deductible expenses .................            (3)            (7)            (8)           (8)
Equity (earnings) losses of affiliates, net of  tax .                          (30)           (19)           19

State income taxes, net of federal income  tax effect             2             22             19             8

Minimum taxes-foreign jurisdictions .................                           (4)            (4)           (5)
Other-net ...........................................            (1)             1              9
                                                              -----          -----          -----          ----
Total benefit from income taxes .....................         $  16          $  88          $ 200          $ 66
                                                              -----          -----          -----          ----
                                                              -----          -----          -----          ----

The components of the income (loss) before income taxes, minority interest, and extraordinary item are as follows:

                                                                                Predecessor
                                                                   -----------------------------------------
                                                   Period from     Period from
                                                   November 19 to  January 1 to   Year ended December 31,
                                                    December 31,    November 18,  -----------------------
                                                       1998           1998          1997          1996
------------------------------------------------------------------------------------------------------------
United States ...............................         $(54)         $(405)         $(521)         $(208)
Foreign .....................................            2           (432)           (84)            19
                                                      ----          -----          -----          -----
Income (loss) before income
   Taxes, minority interest and extraordinary
   item .....................................         $(52)         $(837)         $(605)         $(189)
                                                      ----          -----          -----          -----
                                                      ----          -----          -----          -----

The Company made income tax payments of $6 million for the period from November 19 to December 31, 1998, $27 million for the period from January 1 to November 18, 1998, $13 million in 1997 and $35 million in 1996.

8.    EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS
The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. Approximately 19% of pension plan assets at December 31, 1998, are invested in cash equivalents or debt securities and 81% are invested in equity securities. Equity securities at December 31, 1998 include 255,687 shares of SSCC common stock with a market value of approximately $4 million.

As a result of the Merger, the Company recorded previously unrecognized actuarial gains and losses and prior service cost in its purchase price allocation. On December 31, 1998, the defined benefit plans of the Company were merged with the defined benefit plans of SSCC. As a result of this plan merger, the plan assets of the Company will be available to meet the funding requirements of all plans. Plan asset information provided below reflects the plan assets of the Company prior to the effect of this plan merger.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") range from 5% to 9% at December 31, 1998, decreasing to the ultimate rate of 5%. The effect of a 1% increase in the assumed health care cost trend rate would increase the APBO as of December 31, 1998 by $7 million and would have an immaterial effect on the annual net periodic postretirement benefit cost for 1998.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                   Defined Benefits Plans       Postretirement Plans
                                                ---------------------------  ---------------------------
                                                              Predecessor                   Predecessor
                                                   1998           1997          1998            1997
                                                ---------------------------  ---------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at January 1 .........         $ 708          $ 621          $ 72          $ 65
Service cost ............................            21             19             1             1
Interest cost ...........................            49             47             5             5
Amendments ..............................             1              2
Actuarial loss ..........................            35             72             2             8
Benefits paid ...........................           (32)           (32)           (6)           (6)
Foreign currency rate changes ...........            (4)           (21)           (1)           (1)
                                                  -----          -----          ----          ----
Benefits obligation at December 31 ......         $ 778          $ 708          $ 73          $ 72
                                                  -----          -----          ----          ----

CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1 ..         $ 468          $ 397          $             $
Actual return on plan assets ............            56             74
Employer contributions ..................            24             35
Plan participants' contributions ........                            1
Benefits paid ...........................           (32)           (32)
Foreign currency rate changes ...........           (12)            (7)
                                                  -----          -----          ----          ----
Fair value of plan assets at December 31          $ 504          $ 468          $             $
                                                  -----          -----          ----          ----

Over (under) funded status ..............          (274)          (240)         $(73)         $(72)
Unrecognized actuarial (gain) loss ......           (29)           137
Unrecognized prior service cost .........                           23
                                                  -----          -----          ----          ----
Net amount recognized ...................         $(303)         $ (80)         $(73)         $(72)
                                                  -----          -----          ----          ----
                                                  -----          -----          ----          ----
AMOUNTS RECOGNIZED IN THE BALANCE SHEETS:
Accrued pension liability ...............         $(303)         $(146)         $(73)         $(72)
Intangible asset ........................                           15
Other long-term assets ..................                           20
Accumulated other comprehensive income...                           31
                                                  -----          -----          ----          ----
Net amount recognized ...................         $(303)         $ (80)         $(73)         $(72)
                                                  -----          -----          ----          ----
                                                  -----          -----          ----          ----

The weighted-average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

                                                       Defined Benefit Plans        Postretirement Plans
                                                    ---------------------------- --------------------------
                                                         1998             1997        1998             1997
                                                    ---------------------------- --------------------------
Weighted discount rate:
   U.S. plans...........................                    7.00%         7.00%       7.00%            7.00%
   Foreign plans........................               6.00-7.00%         7.25%       7.00%            7.25%
Rate of compensation increase...........               3.00-3.75%         4.00%        N/A              N/A
Expected return on plan assets..........                    9.50%        11.00%        N/A              N/A

The components of net pension expense for the defined benefit plans and the components of the postretirement benefits costs follow:

                              DEFINED BENEFIT PLANS

                                                            Predecessor
                                                  --------------------------------------
                                     Period from   Period from
                                   November 19 to  January 1 to  Year ended December 31,
                                    December 31,   November 18,  -----------------------
                                       1998           1998         1997         1996
----------------------------------------------------------------------------------------
Service cost .................         $ 2          $ 19          $ 19          $ 18
Interest cost ................           6            43            47            43
Expected return on plan assets          (5)          (44)          (43)          (39)
Net amortization and deferral                          9            10            11
Multi-employer plans .........                         5             5             5
                                       ---          ----          ----          ----
Net periodic benefit cost ....         $ 3          $ 32          $ 38          $ 38
                                       ---          ----          ----          ----
                                       ---          ----          ----          ----


                              POSTRETIREMENT PLANS

                                                               Predecessor
                                                  --------------------------------------
                                    Period from    Period from
                                   November 19 to  January 1 to  Year ended December 31,
                                    December 31,   November 18,  -----------------------
                                        1998         1998            1997        1996
----------------------------------------------------------------------------------------
Service cost .................          $            $1                $1         $1
Interest cost ................          1             4                 5          5
Net amortization and deferral                                           1
Multi-employer plans .........                        1
                                       --            --                --         --
Net periodic benefit cost ....         $1            $6                $7         $6
                                       --            --                --         --
                                       --            --                --         --


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $601 million, $534 million and $335 million, respectively, as of December 31, 1998 and $516 million, $458 million and $297 million as of December 31, 1997.

SAVINGS PLANS
The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $5 million in 1998, and an immaterial amount in 1997 and 1996.

9.    PREFERRED STOCK

At December 31, 1998, the Company had approximately 4.6 million shares of $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock, $.01 par value, (the "Preferred Stock") issued and outstanding. Each share of Preferred Stock is entitled to one vote on all matters submitted to a vote of the Company's common stockholders. The Preferred Stock is convertible, at the option of the holder, into shares of SSCC common stock at a conversion price of $34.28 (equivalent to a conversion rate of .729 shares of SSCC common stock for each share of Preferred Stock), subject to adjustment based on certain events. The Preferred Stock may alternatively be exchanged, at the option of the Company, for new 7% Convertible Subordinated Exchange Debentures of the Company due February 15, 2007 in a principal amount equal to $25.00 per share of Preferred Stock so exchanged. Additionally, the Preferred Stock is redeemable at the option of the Company, in whole or in part, from time to time.

The Company paid cash dividends of $.4375 per share on the Preferred Stock in 1997 and $1.75 per share in 1996. No cash dividends were paid in 1998. The declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreement, Senior
Note Indentures and Senior Subordinated Indenture. Due to these restrictive provisions, the Company cannot declare or pay dividends on its Preferred Stock or common stock until the Company generates income or issues capital stock to replenish the dividend pool under various of its debt instruments and total Net Worth (as defined) equals or exceeds $750 million. At December 31, 1998, the dividend pool under the Senior Subordinated Indenture (which contains the most restrictive dividend pool provision) had a deficit of approximately $971 million and Net Worth (as defined) was $2.6 billion. Because more than six quarterly dividends remain unpaid on the Preferred Stock, the holders of the Preferred Stock are currently entitled to elect two members to the Company's Board of Directors until the accumulated dividends on such Preferred Stock have been declared and paid or set apart for payment. At December 31, 1998, the Company had accumulated dividend arrearages on the Preferred Stock of $14 million.

10.   STOCK OPTION AND INCENTIVE PLANS

Prior to the Merger, the Company maintained incentive plans for selected employees. The Company's plans included incentive stock options and non-qualified stock options issued at prices equal to the fair market value of the Company's common stock at the date of grant which expire upon the earlier of 10 years from the date of grant or termination of employment, death, or disability. Effective with the Merger, options outstanding under the Company's plans were converted into options to acquire SSCC common stock, with the number of shares and exercise price being adjusted in accordance with the exchange ratio of .99 established in the Merger Agreement and all outstanding options under both the Company and SSCC plans became exercisable and fully vested.

Pro forma information for the Predecessor period regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options issued subsequent to December 31, 1994 under the fair value method. The pro forma net income information required by SFAS No. 123 is not likely to be representative of the effects on reported net income for future years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:



                                                    1998            1997           1996
                                                ---------------------------------------------
Expected option life (years) ...........               7                7                6
Risk-free weighted average interest rate             5.6%             6.6%             5.5%
Stock price volatility .................              50%              51%              47%
Dividend yield .........................             0.0%             4.2%             4.2%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                   Predecessor
                                             -----------------------------------------------------
                                               Period from
                                               January 1 to           Year ended December 31,
                                               November 18,        -----------------------------
                                                   1998               1997                1996
                                             -----------------------------------------------------
AS REPORTED
   Net income (loss) ...............            $  (749)            $  (418)            $  (126)
   Basic earnings (loss) per share .              (7.43)              (4.29)              (1.35)
   Diluted earnings (loss) per share              (7.43)              (4.29)              (1.35)

PRO FORMA
   Net income (loss) ...............            $  (753)            $  (423)            $  (130)
   Basic earnings (loss) per share .              (7.46)              (4.34)              (1.39)
   Diluted earnings (loss) per share              (7.46)              (4.34)              (1.39)

The weighted average fair values of options granted during 1998, 1997 and 1996 were $6.93, $5.59 and $4.81 per share, respectively.

Additional information relating to the Plans is as follows:

                                                 Shares Under         Option              Weighted Average
                                                   Option           Price Range            Exercise Price
                                               ------------------------------------------------------------
Outstanding at January 1, 1996 .                 1,896,962           $13.38-29.29            $        19.23

   Granted .....................                 1,980,721                  13.38                     13.38
   Exercised ...................                   (30,000)                 13.38                     13.38
   Canceled ....................                   (97,147)           13.38-29.29                     19.48
                                                 ---------          -------------            --------------
Outstanding at December 31, 1996                 3,750,536          $ 13.38-29.29            $        19.23

   Granted .....................                 1,296,706                  14.00                     14.00
   Exercised ...................                   (12,500)                 13.38                     13.38
   Canceled ....................                  (247,644)           13.38-29.29                     23.28
                                                 ---------          -------------            --------------
Outstanding at December 31, 1997                 4,787,098          $ 13.38-29.29            $        15.23

   Granted .....................                 1,617,870                  11.75                     11.75
   Exercised ...................                  (180,616)           13.38-18.00                     13.68
   Canceled ....................                  (125,328)           13.38-29.29                     22.89
                                                 ---------          -------------            --------------
Outstanding at November 18, 1998                 6,099,024          $ 13.38-29.29            $        14.21


   Converted to SSCC options ...                (6,099,024)           13.38-29.29                    (14.21)
                                                 ---------          -------------            --------------
Outstanding at December 31, 1998                                    $                        $
                                                 ---------          -------------            --------------
                                                 ---------          -------------            --------------

The number of options exercisable at December 31, 1997 and 1996 were 1,599,482 and 1,003,890, respectively.


11.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is as follows:

                                        Foreign                          Accumulated
                                        Currency          Minimum          Other
                                       Translation        Pension       Comprehensive
                                        Adjustment       Liability      Income (Loss)
                                    ----------------------------------------------------
Predecessor:
Balance at January 1, 1996 ..            $(157)            $(44)            $(201)
    Current period change ...              (22)               2               (20)
                                         ------           ------            ------
Balance at December 31, 1996              (179)             (42)             (221)
    Current period change ...             (114)               3              (111)
                                         ------           ------            ------
Balance at December 31, 1997              (293)             (39)             (332)
    Current period change ...              (76)             (21)              (97)
                                         ------           ------            ------
Balance at November 18, 1998              (369)             (60)             (429)
Effect of Merger:
    Retire Predecessor equity              369               60               429
    Current period change ...                3                                  3
                                         ------           ------            ------
Balance at December 31, 1998             $   3                $             $   3
                                         ------           ------            ------
                                         ------           ------            ------

12.   EARNINGS PER SHARE

Subsequent to the Merger, earnings per share information is no longer presented because the Company is a wholly-owned subsidiary of SSCC.

The following table sets forth the computation of basic and diluted earnings per share for the Predecessor periods:

                                                                       Period from
                                                                       January 1 to     Year ended December 31,
                                                                       November 18,    --------------------------
                                                                          1998            1997            1996
                                                                      -------------------------------------------
Numerator:
   Loss from continuing operations before extraordinary item          $ (749)          $ (405)         $  (122)
   Less:  Preferred stock dividends ........................              (7)              (8)              (8)
                                                                        ------           ------           ------
   Loss applicable to common stockholders ..................          $ (756)          $ (413)         $  (130)
                                                                        ------           ------           ------
Denominator:
   Denominator for basic earnings per share -
      Weighted average shares ..............................             102               99               99
   Denominator for diluted earnings per share -
      Adjusted weighted average shares .....................             102               99               99
                                                                        ------           ------           ------

Basic earnings (loss) per share before extraordinary item ..            $(7.43)          $(4.16)          $(1.32)
                                                                        ------           ------           ------

Diluted earnings (loss) per share before extraordinary item             $(7.43)          $(4.16)          $(1.32)
                                                                        ------           ------           ------
                                                                        ------           ------           ------


Convertible debt to acquire four million shares of common stock with an earnings effect of $3 million, and exchangable preferred stock to acquire four million shares of common stock with an earnings effect of $7 million are excluded from the diluted earnings per share computation in the period from January 1 to November 18, 1998 because they are antidilutive.

Convertible debt to acquire six million shares of common stock with an earnings effect of $5 million, and exchangeable preferred stock to acquire four million shares of common stock with an earnings effect of $8 million are excluded from the diluted earnings per share computation in 1997 and 1996 because they are antidilutive. Options to purchase .2 million shares of common stock under the treasury stock method are excluded from the diluted earnings per share computation in 1996 because they are antidilutive.

13.   RELATED PARTY TRANSACTIONS

On September 4, 1998, Stone Canada purchased the remaining 50% of MBI from MacMillan Bloedel Ltd. for $185 million (Canadian). Simultaneously, Stone Canada sold the newly acquired 50% interest to Jefferson Smurfit Group plc, a significant stockholder of SSCC, for the same amount.

On October 15, 1998, the Company sold its Snowflake, Arizona newsprint manufacturing operations and related assets to Abitibi for approximately $250 million. The Company retained ownership of a corrugating medium machine located in the facility that Abitibi will operate on behalf of the Company pursuant to an operating agreement entered into as part of the sale. Payments made to Abitibi under the operating agreement were $4 million in the period from January 1 to November 18, 1998 and $4 million in the period from November 19 to December 31, 1998.

After November 18, 1998, the Company sold and purchased containerboard at market prices from Jefferson Smurfit Corporation (U.S.), a subsidiary of SSCC, as follows:

Product sales........................................................... $    8
Product and raw material purchases......................................     14
Receivables at December 31..............................................      4
Payables at December 31.................................................      8

The Company paid a commission fee to Abitibi pursuant to a sales agency agreement expiring December 31, 2004 and paid fees for services rendered by Abitibi. The Company also received commissions and management fees from SVCPI for services rendered.

The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates. The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

                                                                      Predecessor
                                                          -----------------------------------------
                                           Period from     Period from
                                          November 19 to   January 1 to     Year ended December 31,
                                           December 31,    November 18,     -----------------------
                                              1998            1998            1997          1996
                                         ---------------  -----------------------------------------
Product sales ....................            $ 24            $220            $206            $249
Product and raw material purchases                             113             103              66
Receivables at December 31 .......              65                              60              50
Payables at December 31 ..........                                               5               4
Commissions for services rendered                                                2               1
Fees payable for services received              10                              11              11

The Company had outstanding loans and interest receivable from non-consolidated affiliates of approximately $5 million and $108 million at December 31, 1998 and 1997, respectively.

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of the Company's financial instruments at December 31 are as follows:


                                                                                                 Predecessor
                                                                    1998                            1997
                                                     -------------------------------     ------------------------------
                                                        Carrying           Fair           Carrying              Fair
                                                         Amount            Value           Amount               Value
                                                     --------------     ------------     -----------        -----------
Cash and cash equivalents .................            $   137             $  137            $  113            $  113
Notes receivable and long-term investments                  22                 22               117               109
Long-term debt including current maturities              4,063              4,090             4,351             4,416
Interest rate swaps in payable position ...                                                                        (4)

The carrying value of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable and long-term investments are based on discounted future cash flows or the applicable quoted market price. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would pay to terminate agreements, taking into consideration the current interest rate and market conditions. These financial instruments are not held for trading purposes.

The Company is party to an interest rate swap contract which expires in February 1999. The swap contract has the effect of converting the fixed rate of interest into a floating interest rate on $100 million of the 9.875% Senior Notes. The interest rate swap contract was entered into in order to balance the Company's fixed rate and floating rate debt portfolios. Under the interest rate swap, the Company agrees with the other party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company terminated an interest rate swap contract during 1998, which had converted the fixed rate of interest into floating rate on $150 million of 11.5% Senior Notes due October 1, 2004.

The following table indicates the weighted average receive rate and pay rate relating to the interest rate swaps outstanding at December 31, 1998 and 1997:



                                                                          1998          1997
                                                                        ---------------------
Interest rate swap notional amount.................................     $           $    150
   Average receive rate (fixed by contract terms)...................                     5.7%
   Average pay rate.................................................                     5.7%
Interest rate swap notional amount.................................     $    100    $    100
   Average receive rate (fixed by contract terms)...................         5.6%        5.6%
   Average pay rate.................................................         5.6%        5.8%



15.  OTHER, NET:

The major components of other, net are as follows:





                                                                                               Predecessor
                                                                                  ----------------------------------------
                                                                 Period from         Period from
                                                               November 19 to        January 1 to  Year ended December 31,
                                                                December 31,         November 18,  -----------------------
                                                                    1998                 1998          1997      1996
                                                               -----------------------------------------------------------
Foreign currency transaction gains (losses).................       $   4         $       (24)       $    (11)  $   (1)
Gains (losses) on sales of investments or assets............                              37               1       (5)
Write-down of investments in non-consolidated affiliates....                            (155)
Merger related and change of control expenses...............                             (32)
Other.......................................................                             (12)              6        6
                                                                   -----         -----------        --------   -------
Total other, net............................................       $   4         $      (186)       $     (4)  $
                                                                   -----         -----------        --------   -------
                                                                   -----         -----------        --------   -------


16.   COMMITMENTS AND CONTINGENCIES

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.

The Company faces potential liability for response costs at various sites with respect to which the Company has received notice that it may be a potentially responsible party ("PRP"), as well as contamination of certain Company-owned properties, concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share. In determining the liability, the estimate takes into consideration the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters.

In April 1998, a suit was filed against the Company in Los Angeles Superior Court by Chesterfield Investments L.P. ("Chesterfield"), and D.P. Investments L.P. ("DPI"), alleging that the Company owes such parties approximately $120 million relating to the Company's purchase of common stock of Stone Savannah River Pulp and Paper Corporation ("SSR"). In 1991, the Company purchased the shares of common stock of SSR held by Chesterfield and DPI for approximately $6 million plus a contingent payment payable in March 1998 based upon the post-closing performance of the operations of SSR from 1991 through 1997. The Company has concluded a settlement of the case with DPI, which had a 30% interest in the contingent payment. Chesterfield is continuing to pursue the case as to the remaining 70% of the contingent payment. The Company disputes Chesterfield's calculation of the contingent payment, and is vigorously defending the litigation. The case is currently set for trial in the second quarter of 1999. The Company believes that existing reserves are adequate and that the resolution of this matter will not have a significant impact on the Company's financial condition or results of operations.

The Company is a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of the Company and Four M. The OPA requires that the Company and Four M each purchase one half of the linerboard produced at FCPC's mill in Port St. Joe, Florida (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also requires the Company and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998. Certain creditors of FCPC have alleged that the Company and Four M are in default with respect to their obligations under the OPA. The Company's ultimate liability under the OPA is uncertain at this time, although the Company believes that existing reserves are adequate to cover the amount of any adverse judgment in this matter.

The Company is a defendant in a number of lawsuits and claims arising out of the conduct of its business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against the Company cannot be predicted with certainty, the management of the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial condition or results of operations.

17.   BUSINESS SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the way operating segment information is presented. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

The Company has three reportable segments: (1), Containerboard and Corrugated Containers, (2) Industrial Bags, and (3) International. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Industrial Bag segment converts kraft and specialty paper into multi-wall bags, consumer bags, and intermediate bulk containers. These bags and containers are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products. The international segment is primarily composed of the Company's containerboard mills and corrugating facilities located in Europe and Central and South America.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense, and other non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level. Intersegment sales and transfers are recorded at market prices. Intercompany profit is eliminated at the corporate division level.

The Company's North American reportable segments are strategic business units that offer different products and each are managed separately because they manufacture distinct products. The International segment is managed separately because it has different customers and its operations are based in markets outside of the North American market. Other includes corporate related items which include goodwill, equity investments, income and expense not allocated to reportable segments (goodwill amortization and interest expense), the adjustment to record inventory at LIFO, and the elimination of intercompany assets and intercompany profit.

A summary by business segment follows:



                                                         CONTAINERBOARD
                                                         & CORRUGATED     INDUSTRIAL
                                                         CONTAINERS          BAGS     INTERNATIONAL   OTHER      TOTAL
--------------------------------------------------------------------------------------------------------------------------
PERIOD FROM NOVEMBER 19 TO DECEMBER 31, 1998
Revenues from external customers.......................  $        351    $       59   $       69    $       1  $      480
Intersegment revenues..................................            18                                                  18
Depreciation and amortization..........................            15             1            3           15          34
Segment profit (loss)..................................            10             4            1          (67)        (52)
Segment assets.........................................         4,355           217          626        3,595       8,793
Expenditures for long-lived assets.....................            13             1            8                       22

PERIOD FROM JANUARY 1 TO NOVEMBER 18, 1998 - PREDECESSOR
--------------------------------------------------------
Revenues from external customers.......................         3,365           473          549           12       4,399
Intersegment revenues..................................           171                                       1         172
Depreciation and amortization..........................           153             5           25           56         239
Segment profit (loss)..................................            48            39           29         (953)       (837)
Expenditures for long-lived assets.....................           109             6           30                      145


YEAR ENDED DECEMBER 31, 1997 - PREDECESSOR
---------------------------------------------------------
Revenues from external customers.......................         3,740            510         588           11       4,849
Intersegment revenues..................................            53                                                  53
Depreciation and amortization..........................           189              5          31           77         302
Segment profit (loss)..................................            17             39          27         (688)       (605)
Segment assets.........................................         3,422            203         548        1,651       5,824
Expenditures for long-lived assets.....................           109              6          22                      137

YEAR ENDED DECEMBER 31, 1996 - PREDECESSOR
---------------------------------------------------------
Revenues from external customers.......................         3,900            623         609           10       5,142
Intersegment revenues..................................            35                                                  35
Depreciation and amortization..........................           185              7          32           91         315
Segment profit (loss)..................................           245             47          20         (501)       (189)
Segment assets.........................................         3,432            201         557        2,164       6,354
Expenditures for long-lived assets.....................           210             15          26                      251



The following table presents net sales to external customers by country:



                                                                             Predecessor
                                                            ----------------------------------------------
                                    Period from                Period from       Year ended December 31,
                                    November 19 to            January 1 to     ---------------------------
                                     December 31, 1998      November 18, 1998       1997          1996
                                 -------------------------------------------------------------------------
United States................    $           361         $         3,702      $     3,969   $     4,223
Canada.......................                 17                     181              292           310
Europe and other.............                 69                     549              588           609
                                 ---------------         ---------------      -----------   -----------
Total........................    $           447         $         4,432      $     4,849   $     5,142
                                 ---------------         ---------------      -----------   -----------
                                 ---------------         ---------------      -----------   -----------


The following table presents long-lived assets by country at December 31,:

                                                             Predecessor
                                                     --------------------------
                                              1998         1997          1996
                                        ---------------------------------------
United States.......................    $    3,213   $    1,751   $     1,837
Canada..............................           324          374           449
Europe and other....................           475          302           382
                                        ---------------------------------------
                                             4,012        2,427         2,668
Goodwill............................         2,643          444           486
                                        ---------------------------------------
Total...............................    $    6,655   $    2,871   $     3,154
                                        ----------   ----------   -----------
                                        ----------   ----------   -----------

The Company's export sales from the United States were approximately $448 million for 1998, $548 million for 1997 and $470 million for 1996.

18.  SUMMARY OF QUARTERLY DATA (UNAUDITED)

The following table summarizes quarterly financial data for 1998 and 1997. Per share information is for the Predecessor period only.



                                                                           Predecessor
                                                   ----------------------------------------------------------
                                                                                                     Fourth Quarter
                                                                                           -------------------------------------
                                                                                             Period from        Period from
                                                                                             October 1 to      November 19 to
                                                        First       Second        Third      November 18,       December 31,
                                                       Quarter     Quarter       Quarter         1998               1998
                                                   ---------------------------------------------------------- ------------------
1998
Net sales......................................... $     1,265  $     1,274  $      1,218  $        642        $    480
Gross profit......................................         128          145           103             8              37
Loss before extraordinary charges.................         (69)        (156)         (276)         (248)            (36)
Net loss..........................................         (69)        (156)         (276)         (248)            (36)

Per share of common stock (basic and diluted):
Loss before extraordinary charges.................        (.71)       (1.59)        (2.66)        (2.37)

                                                        First       Second        Third       Fourth
                                                       Quarter     Quarter       Quarter     Quarter
                                                   ----------------------------------------------------------
1997
Net sales......................................... $     1,181  $     1,200  $      1,183    $     1,285
Gross profit......................................          94           81            90            127
Loss before extraordinary charges.................         (97)        (107)          (99)          (102)
Net loss..........................................         (97)        (120)          (99)          (102)

Per share of common stock (basic and diluted):
Loss before extraordinary charges.................        (.99)       (1.10)        (1.01)         (1.04)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the Company's Directors is incorporated herein by reference to the Proxy Statement to be filed on or before April 30, 1999, for the Annual Meeting of Stockholders scheduled May 17, 1999 (the "Stone Proxy Statement"), under the captions "Election of Directors-Nominees for Directors," "Information as to Directors" and "Certain Transactions."

EXECUTIVE OFFICERS:

PETER F. DAGES, born December 13, 1950, was appointed Vice President and General Manager - Corrugated Container Division as of April, 1999. Mr. Dages was Vice President and Regional Manager of the Corrugated Container Division of the Company from 1996 until April 1999. Prior to that he held various managerial positions in the Corrugated Container Division of the Company since 1991.

JAMES D. DUNCAN, born June 12, 1941, was appointed Vice President and General Manager - Specialty Packaging Division of SSCC in November 1998. Mr. Duncan was Vice President and General Manager - Industrial Packaging Division of JSC from October 1996 to November 1998. He was Vice President and General Manager, Converting Operations - Industrial Packaging Division of JSC from April 1994 to October 1996 and served as General Manager, Converting Operations - Industrial Packaging Division of JSC from February 1993 to April 1994. Prior to that, he was President and Chief Executive Officer of Sequoia Pacific Systems, an affiliate of Jefferson Smurfit Group plc, that he joined in August 1989.

MICHAEL F. HARRINGTON, born August 6, 1940, has been Vice President - Employee Relations of JSC since January 1992. Prior to joining the Company, he was Corporate Director of Labor Relations/Safety and Health with Boise Cascade Corporation for more than 5 years.

CHARLES A. HINRICHS, born December 3, 1953, has been Vice President and Treasurer of JSC since April 1995. Prior to joining the Company, he was employed by The Boatmen's National Bank of St. Louis for 13 years, where most recently he was Senior Vice President and Chief Credit Officer.

CRAIG A. HUNT, born May 31, 1961, has been Vice President, Secretary and General Counsel of SSCC since November 1998. Prior to that he was Senior Counsel and Assistant Secretary of JSC from January 1993 until November 1998.

GORDON L. JONES, born November 7, 1949, has been Vice President and General Manager Containerboard Marketing Division of SSCC since November 1998. He was Senior Vice President and General Manager of the Corrugated Container Division of the Company from April 1997 to November 1998. From June 1993 to April 1997 Mr. Jones was Vice President and General Manager - Worldwide Market Pulp Sales and Export Containerboard and Kraft Paper Sales and President of Stone Container International and Division Vice President of Containerboard and Kraft Paper Marketing of the Company from January 1991 to June 1993.

PAUL K. KAUFMANN, born May 11, 1954, was named Vice President and Corporate Controller of JSC in May, 1998. He was Corporate Controller from March 1998 to May 1998. Prior to that he was Division Controller for the Containerboard Mill Division of JSC from November 1993 until March 1998.

JAY D. LAMB, born September 25, 1947, was appointed Vice President and General Manager of Smurfit Newsprint Corporation, a subsidiary of SSCC ("SNC") in May 1996. He was Director of Operations of SNC from May 1995 to May 1996. Prior to that, he held various accounting and managerial positions with SNC since joining that company in 1970.

F. SCOTT MACFARLANE, born January 17, 1946, has been Vice President and General Manager - Folding Carton and Boxboard Mill Division of JSC since November 1995. He served as Vice President and General Manager of the Folding Carton Division of JSC from December 1993 to November 1995. Prior to that, he held various managerial positions within the Folding Carton Division since joining JSC in 1971.

TIMOTHY MCKENNA, born March 25, 1948, was named Vice President - Investor Relations and Communications of JSC in July 1997. He joined JSC in October 1995 as Director of Investor Relations and Communications. Prior to joining JSC, he was employed by Union Camp Corporation for 14 years where most recently he was Director of Investor Relations.

THOMAS A. PAGANO, born January 21, 1947, was named Vice President - Planning of JSC in May 1996. He was Director of Corporate Planning of JSC from September 1995 to May 1996. Prior to that, Mr. Pagano held various managerial positions within JSC's Container Division, including Area Regional General Manager from January 1994 to September 1995.

JOHN M. RICONOSCIUTO, born September 4, 1952, has been Vice President and General Manager - Bag Packaging Division of SSCC since November 1998. He was Vice President and General Manager - Industrial and Specialty Packaging Division of the Company from January 1997 to November 1998. From July 1995 to January 1997, he was Vice President and General Manager of the Multiwall Group of the Company, and prior to that Vice President of Marketing and Specialty Packaging of the Industrial and Specialty Packaging Division of the Company since 1993.

DAVID C. STEVENS, born August 11, 1934, has been Vice President and General Manager - Smurfit Recycling Company since January 1993. Prior to that, he was General Sales Manager for the Reclamation Division, since joining JSC in 1987.

WILLIAM N. WANDMACHER, born September 12, 1942, has been Vice President and General Manager - Containerboard Mill Division of JSC since January 1993. He served as Division Vice President - Medium Mills from October 1986 to January 1993. Prior to that, he held various positions in production, plant management and planning since joining JSC in 1966.

ITEM 11.  EXECUTIVE COMPENSATION

The information required in response to this item is set forth under the captions "Executive Compensation" and "Report of the Compensation Committee on Executive Compensation" in the Stone Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the outstanding Stone Common Stock is owned by SSCC. Additional information required in response to this item is set forth under the caption "Principal Stockholders" in the Stone Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is set forth under the caption "Certain Transactions" in the Stone Proxy Statement and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT

(1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.

(3) Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

(B) REPORTS ON FORM 8-K

A Report on Form 8-K dated October 21, 1998 was filed under Item 5 - Other Events and Item 7 - Exhibits.
A Report on Form 8-K dated November 5, 1998 was filed under Item 5 - Other Events and Item 7 - Exhibits.
A Report on Form 8-K dated November 17, 1998 was filed under Item 5 - Other Events and Item 7 Exhibits.
A Report on Form 8-K dated November 18, 1998 was filed under Item 1 Changes in Control of Registrant, Item 4 Changes in Registrant's Certifying Accountant and
Item 7 - Exhibits.
A Report on Form 8-K dated December 1, 1998 was filed under Item 5 - Other Events and Item 7 - Exhibits.

(C) EXHIBITS

2(a) Agreement and Plan of Merger dated as of May 10, 1998, as amended, among SSCC, the Company and JSC Acquisition (incorporated by reference to Exhibit 2.1 to the Company's Current Report Form 8-K dated May 10,
         1998).
2(b) Certificate of Merger, effecting the Merger and amending the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 7 to the Company's Report on Form 8-A/A dated November 18,
         1998).

3(a) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-1, Registration Number 33-54769).

3(b) Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 6 to the Company's Report on Form 8-A/A dated November 18, 1998).

3(c) Second Amended and Restated By-laws of the Company effective as of March 9, 1999.

Indentures with respect to other long-term debt, none of which exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, are not filed herewith. The Registrant agrees to furnish a copy of such documents to the Commission upon request.

4(a) Specimen certificate representing the $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock (incorporated by reference to
         Exhibit 4(g) to the Company's Registration Statement on Form S-3, Registration Number 33-45374).

4(b)(i) Amended and Restated Credit Agreement dated as of November 18, 1998 among the Company, the financial institutions signatory thereto and Bankers Trust Company, as agent (incorporated by reference to Exhibit 15 to the Company's Report on Form 8-A/A dated November 18, 1998).

4(b)(ii) First Amendment of Amended and Restated Credit Agreement dated as of
         March 23, 1999, among the Company, the Financial Institutions signatory thereto, and Bankers Trust Company, as agent.

4(c) Indenture dated as of August 16, 1996 between Stone Container Finance Company of Canada (the "Issuer"), the Company, as guarantor, and The Bank of New York, as Trustee, relating to the Issuer's 11 1/2% Senior Notes due 2006 (incorporated by reference to Exhibit 4(u) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

4(d) Indenture dated as of July 24, 1996 between the Company and The Bank of New York, as Trustee, relating to the Rating Adjustable Senior Notes due 2016, (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration Number 333-12155).

4(e) First Supplemental Indenture dated July 24, 1996 between the Company and The Bank of New York, as Trustee, relating to the Rating Adjustable Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration Number 333-12155).

4(f) Indenture dated as of October 12, 1994 between the Company and Norwest Bank Minnesota, N.A., as Trustee, relating to the 10 3/4 percent First Mortgage Notes due October 1, 2002 (incorporated by reference to
         Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

4(g) Indenture dated as of October 12, 1994 between the Company and The Bank of New York, as Trustee, relating to the 11 1/2 percent Senior Notes due October 1, 2004 (incorporated by reference to Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

4(h) Indenture dated as of February 15, 1992 between the Company and The Bank of New York, as Trustee, relating to the Company's 6 3/4% Convertible Subordinated Debentures due February 15, 2007 (incorporated by reference to Exhibit 4(p) to the Company's Registration Statement on Form S-3, Registration Number 33-45978).

4(i) First Supplemental Indenture dated as of November 18, 1998 among SSCC, the Company and The Bank of New York, as Trustee, relating to the Company's 6 3/4 percent Convertible Subordinated Debentures due February 15, 2007 (incorporated by reference to Exhibit 3 to the Company's Report on Form 8-A/A dated November 18, 1998).

4(j) Senior Subordinated Indenture dated as of March 15, 1992 between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement Form S-3, Registration Number 33-46764).

4(k) First Supplemental Indenture dated as of May 28, 1997 between the Company and The Bank of New York, as Trustee, relating to the Indenture dated as of March 15, 1992 (incorporated by reference to Exhibit 4(l)(i) to the Company's Current Report on Form 8-K dated May 28,
         1997).

4(l) Indenture dated as of November 1, 1991 between the Company and The Bank of New York, as Trustee, relating to the Company's Senior Debt Securities (incorporated by reference to Exhibit 4(u) to the Company's Registration Statement on Form S-3, Registration Number 33-45374).

4(m) First Supplemental Indenture dated as of June 23, 1993 between the Company and The Bank of New York, as Trustee, relating to the Indenture dated as of November 1, 1991 between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(aa) to the Company's Registration Statement on Form S-3, Registration Number 33-66086).

4(n) Second Supplemental Indenture dated as of February 1, 1994 between the Company and the Bank of New York, as Trustee, relating to the Indenture dated as of November 1, 1991, as amended (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, dated January 24, 1994).

4(o) Master Trust Indenture and Security Agreement dated as of March 14, 1995, among Stone Receivables Corporation, the Company, as Servicer, Marine Midland Bank, as Trustee, and Bankers Trust Company, as Administrative Agent, relating to the accounts receivable securitization program (incorporated by reference to Exhibit 4(o) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

4(p) Series 1995-1 Supplement dated as of March 14, 1995 to the Master Trust Indenture and Security Agreement dated as of March 14, 1995, among Stone Receivables Corporation, the Company, as Servicer, Marine Midland Bank, as Trustee, and Bankers Trust Company, as Administrative Agent, relating to the accounts receivable securitization program (incorporated by reference to Exhibit 4(p) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

4(q) Guaranty dated October 7, 1983 between the Company and The Continental Group, Inc. (incorporated by reference to Exhibit 4(h) to the Company's Registration Statement on Form S-3, Registration Number 33-36218).

4(r) Amendment No. 1 to Guaranty, dated as of June 1, 1996, among Continental Holdings, Inc., Continental Group, Inc. and the Company (incorporated by reference to Exhibit 4(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10(a)* Management Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1980).

10(b)* Stone Container Corporation Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10(c)* Stone Container Corporation 1982 Incentive Stock Option Plan (incorporated by reference to Appendix A to the Prospectus included in the Company's Form S-8 Registration Statement, Registration Number 2-79221, effective September 27, 1982).

10(d)* Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement dated as of April 10, 1992).

10(e)* Stone Container Corporation Deferred Income Savings Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement, Registration Number 333-42087).

10(f)* Stone Container Corporation 1992 Long-Term Incentive Program (incorporated by reference to Exhibit A to the Company's Proxy Statement dated as of April 11, 1991).

10(g)* Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated as of April 7, 1995).

10(h)* Stone Container Corporation 1995 Key Executive Officer Short-term Incentive Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement dated as of April 7, 1995).

10(i)* Form of Severance Agreement dated July 22, 1996, entered into between the Company and Roger W. Stone (incorporated by reference to Exhibit (10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10(j)* Form of Severance Agreement dated July 22, 1996, entered into between the Company and John D. Bence, Thomas W. Cadden, Matthew S. Kaplan and Randolph C. Read (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10(k)* JSC (U.S.) Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.7 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10(l)*   JSC (U.S.) Management Incentive Plan (incorporated by reference to
         Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10(m)* Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan dated as of May 1, 1997 (incorporated by reference to Exhibit
         10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10(n)*   SSCC 1998 Long Term Incentive Plan (incorporated by reference to
         Exhibit 10.14 to SSCC's Annual Report on form 10-K for the fiscal year ended December 31, 1998).

10(o)* Form of Employment Agreement dated November 18, 1998, entered into between SSCC and Harold D. Wright (incorporated by reference to Exhibit
         10.27 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

16 Letter from PricewaterhouseCoopers LLP pursuant to Item 304 of Regulation S-K (incorporated by reference to Exhibit 19 to the Company's Current Report on Form 8-K dated November 18, 1998).

21       Subsidiaries of the Company.

24       Powers of Attorney.

27       Financial Data Schedule.

-------------------
*Indicates a management contract or compensation plan or arrangement

(D) SEPARATE FINANCIAL STATEMENTS OF AFFILIATES

Abitibi Consolidated Inc., an approximate 25 percent owned affiliate of the Company, qualified as a significant subsidiary under Rule 3-09 of Regulation S-x in 1997 and 1996. The December 31, 1998 separate financial statements of Abitibi-Consolidated Inc., a foreign business, will be filed as an amendment to this Report, as required, on or before June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  March 31, 1999                          Stone Container Corporation
                                              ----------------------------------
                                                       (Registrant)


                                              BY /s/ Patrick J. Moore
                                                 -------------------------------
                                                 Patrick J. Moore
                                                 Vice-President and Chief
                                                 Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.



SIGNATURE                           TITLE                                     DATE
                   *
--------------------
Roger W. Stone           President and Chief Executive Officer
                         And Director (Principal Executive Officer)

                   *
--------------------
Ray M. Curran            Executive Vice President and Deputy Chief
                         Executive Officer and Director

/s/ Patrick J. Moore
--------------------     Vice-President and Chief Financial                   March 31, 1999
    Patrick J. Moore     Officer and Director (Principal Financial Officer)

/s/ Paul K. Kaufmann
--------------------
    Paul K. Kaufmann     Vice President and Corporate Controller              March 31, 1999
                         (Principal Accounting Officer)

                   *
--------------------
David Gale               Director

                   *
--------------------
Mark A. Weissman         Director






* By  /S/ PATRICK J. MOORE              Pursuant to Powers of Attorney filed as
      --------------------                     a part of the Form 10-K
        Patrick J. Moore

                      Report of Independent Accountants on
                          Financial Statement Schedule





To the Board of Directors of
Stone Container Corporation

Our audits of the consolidated financial statements referred to in our report dated March 26, 1998, appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed and appearing in Item 14(a)2 of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 1997 and 1996 when read in conjunction with the related consolidated financial statements. We have not audited the consolidated financial statements of Stone Container Corporation for any period subsequent to December 31, 1997.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 26, 1998

                           STONE CONTAINER CORPORATION
           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (IN MILLIONS)




Column A                                             Column B         Column C       Column D      Column E        Column F
-----------                                          -------------    -------------  ------------  -------------   -------------
                                                                       Additions
                                                      Balance at       charged to                                   Balance at
                                                      beginning        costs and                                      end of
Description                                           of period         expenses        Other       Deductions        period
---------------------------------------------------  -------------    -------------  ------------  -------------   -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES AND
SALES RETURNS AND ALLOWANCES:
Period from November 19 to
        December 31, 1998........................      $   75           $            $             $                 $   75
Predecessor
   Period from January 1 to
       November 18, 1998.........................      $   28           $   64       $             $ 17(a)           $   75
   Year ended December 31, 1997..................      $   24           $   12       $             $  8(a)           $   28
   Year ended December 31, 1996..................      $   22           $   15       $             $ 13(a)           $   24


RESTRUCTURING OF OPERATIONS:

Period from November 19 to December 31, 1998           $                $            $  117(b)     $ 11(c)           $  106




(a) Uncollectible amounts written off, net of recoveries.
(b) Restructuring charges associated with exit activities included in the purchase price allocation of Stone.
(c) Charges against the restructuring reserves.