Form 10-Q
period 1999-03-31
STONE CONTAINER CORP
filed 1999-05-17
CIK 94610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For Quarter Ended March 31, 1999
Commission File Number 1-3439

                           STONE CONTAINER CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   36-2041256
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

  150 North Michigan Avenue, Chicago, Illinois               60601
  -------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)

                                 (312) 346-6600
             --------------------------------------------------
             Registrant's telephone number, including area code

                                 Not Applicable
           -------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
                                              ---        ---
APPLICABLE ONLY TO CORPORATE ISSUERS:

     All outstanding shares of the Registrant's common stock are owned by Smurfit-Stone Container Corporation.

                        PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                            Predecessor
                                                                                            -----------
Three Months Ended March 31, (In millions, except per share data)               1999               1998
-------------------------------------------------------------------------------------------------------
Net sales..............................................................    $   1,079           $  1,248
Costs and expenses
   Cost of goods sold..................................................          967              1,113
   Selling and administrative expenses.................................          122                128
                                                                           ----------------------------
  Income (loss) from operations........................................          (10)                 7
Other income (expense)
 Interest expense, net.................................................          (94)              (114)
 Equity income (loss) of affiliates....................................            3                 (3)
 Other, net............................................................            7                  4
                                                                           ----------------------------
     Loss before income taxes..........................................          (94)              (106)
Benefit from income taxes..............................................           29                 37
                                                                           ----------------------------
  Net loss.............................................................          (65)               (69)
Preferred stock dividends..............................................           (2)                (2)
                                                                           ----------------------------
 Net loss applicable to common shares..................................    $     (67)          $    (71)
                                                                           ----------------------------
Basic earnings per common share
 Net loss applicable to common shares..................................    $                   $   (.71)
                                                                           ----------------------------
Weighted average shares outstanding....................................                             100
                                                                           ----------------------------
Diluted earnings per common share
 Net loss applicable to common shares..................................    $                   $   (.71)
                                                                           ----------------------------
Weighted average shares outstanding....................................                             100
-------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                    STONE CONTAINER CORPORATION
                    CONSOLIDATED BALANCE SHEETS

                                                                        March 31,         December 31,
(In millions, except share data)                                          1999               1998
------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
ASSETS

Current assets
 Cash and cash equivalents...........................................    $     50          $    137
 Receivables, less allowances of $74 in 1999 and $75 in 1998.........         522               462
 Inventories
  Work-in-process and finished goods.................................          98               134
   Materials and supplies............................................         419               422
                                                                      --------------------------------
                                                                              517               556
 Refundable income taxes.............................................           4
 Deferred income taxes...............................................          38                38
 Prepaid expenses and other current assets...........................          85               108
                                                                      --------------------------------
   Total current assets..............................................       1,216             1,301
Net property, plant and equipment....................................       3,931             3,997
Timberland, less timber depletion....................................          14                15
Goodwill, less accumulated amortization of
  $25  in 1999 and $8 in 1998........................................       2,626             2,643
Investment in equity of non-consolidated affiliates..................         550               632
Other assets.........................................................         206               205
                                                                      --------------------------------
                                                                         $  8,543          $  8,793
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt...............................    $    361          $    161
  Accounts payable...................................................         258               270
  Accrued compensation and payroll taxes.............................         101                99
  Interest payable...................................................          98                98
  Other current liabilities..........................................         190               185
                                                                      --------------------------------
   Total current liabilities.........................................       1,008               813
Long-term debt, less current maturities..............................       3,576             3,902
Other long-term liabilities..........................................         726               734
Deferred income taxes................................................         719               754

Stockholders' equity
  Series E preferred stock, par value $.01 per share; 10,000,000 shares authorized; 4,599,300 issued and outstanding
    in 1999 and 1998.................................................          78                78
  Common stock, par value $.01 per share; 110,000,000 shares
    authorized, issued and outstanding in 1999 and 1998..............       2,545             2,545
  Retained earnings (deficit)........................................        (101)              (36)
  Accumulated other comprehensive income (loss)......................          (8)                3
                                                                      --------------------------------
    Total stockholders' equity.......................................       2,514             2,590
                                                                      --------------------------------
                                                                         $  8,543          $  8,793
------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                           STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Predecessor
                                                                                         -----------
Three Months Ended March 31, (In millions)                                  1999               1998
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss............................................................   $     (65)         $     (69)
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization...................................          76                 68
    Deferred income taxes...........................................         (34)               (43)
    Non-cash employee benefit expense...............................           9                  9
    Foreign currency transaction gains..............................          (4)                (2)
    Equity (income) loss of affiliates..............................          (3)                 3
    Change in current assets and liabilities, net of
      effects from acquisitions and dispositions
        Receivables.................................................         (73)               (14)
        Inventories.................................................          26                 (8)
        Prepaid expenses and other current assets...................           6                 (6)
        Accounts payable and other current liabilities..............           7                (11)
        Interest payable............................................          (1)                 7
        Income taxes................................................          (7)                (4)
    Other, net......................................................           1                  9
                                                                     -------------------------------
Net cash used for operating activities..............................         (62)               (61)
                                                                     -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Property additions................................................         (20)               (24)
  Investments in and advances to affiliates, net....................                            (35)
  Proceeds from sales of assets and investments.....................         107                  1
                                                                     -------------------------------
  Net cash provided by (used for) investing activities..............          87                (58)
                                                                     -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under bank credit facility.............................                            121
  Payments of debt .................................................        (111)                (6)
                                                                     -------------------------------
  Net cash provided by (used for) financing activities..............        (111)               115
                                                                     -------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.............................          (1)                (1)
                                                                     -------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS...............................         (87)                (5)
Cash and cash equivalents
  Beginning of period...............................................         137                113
                                                                     -------------------------------
  End of period.....................................................   $      50          $     108
----------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                           STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Tabular amounts in millions, except per share data)

1.    SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements and notes thereto, of Stone Container Corporation ("Stone" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999, with the Securities Exchange Commission.

The Company is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"), which was formerly known as Jefferson Smurfit Corporation ("JSC"). On November 18, 1998, Stone was merged with a wholly-owned subsidiary of SSCC (the "Merger"). The Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments, including goodwill, were pushed down and are reflected in the financial statements for the current year. The financial statements for periods ended March 31, 1998, were prepared using Stone's historical basis of accounting and are designated as "Predecessor". The comparability of operating results for the Predecessor period is affected by the purchase accounting adjustments.

2. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. MERGER AND RESTRUCTURING

The Merger was accounted for as a purchase business combination and, accordingly, the cost to acquire the Company was preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. In addition, the allocation may be impacted by changes in pre-acquisition contingencies, identified during the allocation period by the Company, relating to its investment in Florida Coast Paper Company L.L.C. and the resolution of litigation related to the Company's purchase of common stock of Stone Savannah River Pulp and Paper Corporation.

4. NON-CONSOLIDATED AFFILIATES

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America, Europe and Asia. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's significant non-consolidated affiliates at March 31, 1999 are MacMillian Bathurst, Inc. ("MBI"), a Canadian corrugated container company, in which the Company owns a 50% interest, that had sales of $84 and $82 million for the three months ended March 31, 1999 and 1998, respectively, and Abitibi-Consolidated Inc., a Canada-based manufacturer and marketer of publication paper ("Abitibi"), which had sales of $640 and $698 million for the three months ended March 31, 1999 and 1998, respectively.

On January 21, 1999, the Company sold 16% (approximately 7.8 million shares) of its interest in Abitibi for approximately $80 million, and on April 23, 1999, the Company sold its remaining interest (approximately 41 million shares) to an outside third party for net proceeds of approximately $414 million. The proceeds have been applied to debt reduction. The Company will record a gain of approximately $39 million during the second quarter of 1999.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

For the three months ended March 31,                             1999            1998
                                                                 ----            ----
Results of operations (a)
   Net sales..................................................   $809           $1,050
   Cost of sales..............................................    590              826
   Income (loss) before income taxes, minority interest and
     extraordinary charges....................................    (66)              50
   Net income (loss)..........................................    (50)              27


(a) Includes results of operations for each of the Company's affiliates for the period it was accounted for under the equity method.

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

                                                                   Three months ended
                                                                        March 31,
                                                                        ---------
                                                                           Predecessor
                                                                   1999           1998
                                                                   ----           ----
Net loss......................................................... $ (65)        $ (69)
Other comprehensive income (loss), net of tax:
   Foreign currency translation..................................   (11)            3
                                                                  -----         -----
Comprehensive loss............................................... $ (76)        $ (66)
                                                                  =====         =====

6. EARNINGS PER SHARE

Subsequent to the Merger, earnings per share information is no longer presented because the Company is a wholly-owned subsidiary of SSCC.

The following table sets forth the computation of basic and diluted earnings per share for the Predecessor period:


                                                           Three Months Ended
                                                             March 31, 1998
                                                             --------------

NUMERATOR:

  Loss from operations.........................................  $  (69)
  Less: Preferred stock dividends..............................      (2)
                                                                 ------
  Loss applicable to common stockholders.......................  $  (71)
                                                                 ======

DENOMINATOR:
  Denominator for basic earnings per share -
    Weighted average shares....................................     100
  Denominator for diluted earnings per share -
    Adjusted weighted average shares...........................     100
Basic earnings (loss) per share................................  $  (71)
                                                                 ======
Diluted earnings (loss) per share..............................  $  (71)
                                                                 ======

Convertible debt to acquire 6 million shares of common stock with an earnings effect of $1 million, and exchangeable preferred stock to acquire 3 million shares of common stock with an earnings effect of $2 million are excluded from the diluted earnings per share computation in the three month period ending March 31, 1998 because they are antidilutive.

7. BUSINESS SEGMENT INFORMATION

The Company has three reportable segments: (1), Containerboard and Corrugated Containers, (2) Industrial Bags, and (3) International. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Industrial Bag segment converts kraft and specialty paper into multi-wall bags, consumer bags and intermediate bulk containers. These bags and containers are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products. The international segment is primarily composed of the Company's containerboard mills and corrugating facilities located in Europe and Central and South America.

Other includes corporate related items which include income and expense not allocated to reportable segments, goodwill amortization, interest expense, the adjustment to record inventory at LIFO, and the elimination of intercompany profit.

A summary by business segment follows:


                                                 Container-
                                                   board &
                                                  Corrugated      Industrial      Inter-
                                                  Containers         Bags        national        Other        Total
                                                  ----------        -------      --------        -----        -----

March 31, 1999
--------------
Revenues from external
   customers..........................................$  784         $  133        $  160        $    2     $1,079
Intersegment revenues..................................   38                                                    38
Segment profit (loss)..................................   31              9             9          (143)       (94)

Predecessor

March 31, 1998
--------------
Revenues from external
   Customers..........................................$  969         $  125        $  150        $    4     $1,248
Intersegment revenues..................................   51                                                    51
Segment profit (loss)..................................   17              9             9          (141)      (106)



8. CONTINGENCIES

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.

The Company faces potential liability for response costs at various sites with respect to which the Company has received notice that it may be a potentially responsible party ("PRP"), as well as contamination of certain Company-owned properties, concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share. In determining the liability, the estimate takes into consideration the number of other PRP's at each site, the identity and financial condition of such parties and experience regarding similar matters.

Stone is a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of Stone and Four M. The OPA requires that Stone and Four M each purchase one half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also requires Stone and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998. On April 2, 1999, FCPC and three related companies filed a Chapter 11 bankruptcy petition in United States Bankruptcy Court in Wilmington, Delaware. All of the obligations of FCPC and the related entities are non-recourse to the Company, and the bankruptcy filing has no effect on any of the indebtedness of the Company or any other subsidiaries of SSCC. On May 10, 1999, the Indenture Trustee with respect to the first mortgage notes of FCPC (the "FCPC Notes") commenced an adversary proceeding in the FCPC bankruptcy case against the Company and certain other parties, including two former officers of the Company. The complaint contains allegations that the Company violated the provisions of the OPA and a subordinated credit agreement with FCPC, breached certain fiduciary duties owed to the holders of the FCPC Notes, and negligently discharged certain additional duties owed to the holders of the FCPC Notes. While the Company believes that such allegations are without merit, it is unable to predict the likely outcome of this action or its impact on the FCPC bankruptcy proceeding at this time. The Company believes existing reserves are adequate to cover the amount of any adverse judgement in this matter.

In April 1998, a suit was filed against the Company in Los Angeles Superior Court by Chesterfield Investments L.P. ("Chesterfield"), and D.P. Investments L.P. ("DPI"), alleging that the Company owes such parties approximately $120 million relating to the Company's purchase of common stock of Stone Savanna River Pulp and Paper Corporation ("SSR"). In 1991, the Company purchased the shares of common stock of SSR held by Chesterfield and DPI for approximately $6 million plus a contingent payment payable in March 1998 based upon the post-closing performance of the operations of SSR from 1991 through 1997. The Company has concluded a settlement of the case with DPI, which had a 30% interest in the contingent payment. Chesterfield is continuing to pursue the case as to the remaining 70% of the contingent payment. The Company disputes Chesterfield's calculation of the contingent payment, and is vigorously defending the litigation. The case is currently set for trial in the second quarter of 1999. The Company believes that existing reserves are adequate and that the resolution of this matter will not have a significant impact on the Company's financial condition or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

As discussed in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998 (the "Stone 1998 10-K"), a wholly-owned subsidiary of SSCC merged with the Company as of November 18, 1998 and the Company became a wholly-owned subsidiary of SSCC. The comparability of operating results for the Predecessor period and the period encompassing push down accounting are affected by the purchase accounting adjustments.


(In millions)                          Three months ended March 31,
                                ---------------------------------------
                                        1999                1998
                               -------------------   ------------------
                                  Net      Profit/     Net      Profit/
                                 sales      (loss)    sales      (loss)
                                 -----      ------    -----      ------
Containerboard and corrugated
  containers                    $   784    $    31    $   969    $    17
Industrial bag                      133          9        125          9
International                       160          9        150          9
Other operations                      2         (1)         4
                                -------    -------    -------    -------
  Total operations              $ 1,079    $    48    $ 1,248    $    35
                                =======               =======
Other, net (1)                                (142)                 (141)
                                           -------               -------
Loss before income taxes and
  minority interest                        $   (94)              $  (106)
                                           =======               =======

(1) Other, net includes corporate revenues and expenses and net interest expense.

Net sales for the Company for the three months ended March 31, 1999 were $1,079 million, a decrease of 14% compared to the same period last year. Operating profits of $48 million for the three months ended March 31, 1999 were $13 million higher than the comparable period last year. As shown in the chart below, the decrease in net sales compared to last year was due primarily to lower average sales prices for the Company's primary products, lower sales volume and the closure or sale of operating facilities. The effect of the lower sales prices on profits were offset by a number of factors, including reduced mill downtime and other improvements in operating performance of the Company's paper mills. The modest increase in Other, net cost compared to last year includes higher LIFO expense, depreciation and amortization charges, which were partially offset by improvements in interest expense, administrative costs and equity earnings of affiliates.


(In millions)                            1999 compared to 1998
                              ----------------------------------------------------
                                 Container-
                                  board &     Indus-
Increase (decrease) in net      Corrugated     trial     Inter-
sales due to:                   Containers      Bag     national    Other    Total
-------------                   ----------     ------   --------    -----    -----
Sales price and product mix        $ (61)    $  (3)     $   7       $  (2)   $ (59)
Sales volume                         (56)       11          3                  (42)
Closed or sold facilities            (68)                                      (68)
                                   -----     -----      -----       -----    -----

   Total increase (decrease)       $(185)    $   8      $  10       $  (2)   $(169)
                                   =====     =====      =====       =====    =====

Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales of $784 million for the three months ended March 31, 1999, decreased 19% compared to last year and profits increased by $14 million to $31 million. The decline in net sales was due primarily to lower sales prices for corrugated containers and containerboard, lower external sales volume for containerboard, the permanent closure of linerboard and pulp operations in December 1998 and the sale of the Company's newsprint operation located in Snowflake, AZ (the "Snowflake Mill") in October 1998. As a result of the mill closures, the Company's other paper mills were able to perform at higher operating rates, thereby improving their operating performance. Cost of goods sold as a percent of net sales decreased to 84% for the three months ended March 31, 1999 compared to 89% for the same period last year due primarily to the shutdown of high cost mill operations and reduced downtime.

Linerboard prices in the first quarter of 1999 were lower than last year by 6% and the average price of corrugated containers was lower by 6%. Market conditions began to improve late in 1998 and, during the first quarter of 1999, the Company implemented price increases of $50 and $60 per ton for linerboard and medium, respectively. The Company also began to implement price increases for corrugated containers. The price increases are expected to be fully implemented by the end of the second quarter of 1999. Containerboard shipments in the first quarter of 1999 decreased 24% compared to last year due to the mill closures. Shipments of corrugated containers during the first quarter of 1999 increased approximately 3% compared to last year.

The average prices of kraft paper and pulp in the first quarter of 1999 were 18% and 11% lower, respectively, compared to last year. The sales volume for kraft was comparable to last year. The sales volume for pulp was also comparable to last year due primarily to sales out of inventory. The Company's sales of wood products also declined compared to last year.

Industrial Bag Segment
----------------------
Net sales for the three months ended March 31, 1999 were $133 million, an increase of 6%, compared to last year and profit was $9 million, a decrease of $2 million. Business was unseasonably strong for the first quarter of 1999, with increased shipments compared to last year. Cost of goods sold as a percent of net sales decreased to 81% for the three months ended March 31, 1999 compared to 86% for the same period last year.

International Segment
---------------------
Net sales for the three months ended March 31, 1999 were $160 million, an increase of 7%, compared to last year and income from operations was $9 million, unchanged from last year. Shipments of corrugated containers increased 2% compared to the first quarter of last year. Cost of goods sold as a percent of net sales decreased to 84% for the three months ended March 31, 1999 compared to 86% for the same period last year.

Costs and Expenses
------------------
The decreases in costs and expenses compared to last year in the Company's Consolidated Statements of Operations resulted from the shutdown of certain containerboard mill capacity, the sale of the Snowflake Mill, lower fiber costs and reduced overhead costs. Such decreases were partially offset by higher LIFO expense and higher depreciation and amortization charges encompassing push down accounting adjustments related to the Merger. The increase in the Company's overall cost of goods sold as a percent of net sales for the three months ended March 31, from 89% in 1998 to 90% in 1999, was due primarily to higher LIFO, depreciation and amortization charges and the lower average selling prices in 1999. Selling and administrative expenses as a percent of net sales for the three months ended March 31, 1999 increased from 10% in 1998 to 11% in 1999, due primarily to lower sales prices in 1999.

Interest expense for the three months ended March 31, 1999 was lower than 1998 by $20 million due primarily to lower average debt levels outstanding and lower average interest rates in 1999 compared to 1998.

The Company's share of earnings from affiliates reported under the equity method of accounting was $3 million for the three months ended March 31, 1999 compared to a loss of $3 million last year. The improvement was due to elimination of losses related to certain investments that were divested during 1998.

The Company recorded an income tax benefit of $29 million on a pretax loss of $94 million for the three months ended March 31, 1999. The effective tax rate for the period differed from the Federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

RESTRUCTURING
-------------

As explained in the Stone 1998 10-K, in connection with the Merger, certain operations of SSCC were restructured. The preliminary allocation of the cost to acquire the Company included an adjustment to fair value of property, plant and equipment associated with the permanent shutdown of certain facilities owned by the Company in 1998, liabilities for the termination of employees and liabilities for long-term commitments. Such exit liabilities amounted to $117 million, including (1) facility closure costs of $9 million, (2) severance related costs of $14 million, (3) lease commitments of $38 million and (4) other commitments of $56 million. To date, through March 31, 1999, approximately
$21 million (18%) of the exit liabilities were incurred, the majority of which related to severance and other commitments. The remaining cash expenditures will continue to be funded through operations, approximately 42% of which will be paid by the end of 1999, as originally planned.

The Company is continuing to evaluate all areas of its business in connection with its Merger integration, including the identification of corrugated container facilities that might be closed. In this regard, the Company has announced plans to discontinue operations at two of its corrugated container facilities. Further adjustments to the cost to acquire the Company are expected in 1999 as management finalizes its plans.

STATISTICAL DATA
----------------

(In thousands of tons, except as noted)                 Three months ended
                                                             March 31,
                                                         -------------------
                                                           1999         1998
                                                           ----         ----
Mill production:
      Containerboard                                      1,093        1,251
      Kraft paper                                           113          108
      Market pulp                                           147          201
Corrugated shipments (billion sq. ft.)                     15.3         14.2
Industrial bag shipments                                    130          120


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Proceeds from the sale of assets of $107 million and available cash of $87 million were used in the first quarter of 1999 to fund cash used for operating activities of $62 million, property additions of $20 million and net debt payments of $111 million. Working capital, exclusive of cash and current maturities of debt, increased approximately $42 million during the three months ended March 31, 1999, due primarily to the price increases implemented in the first quarter.

The Company intends to sell or liquidate certain of its non-core businesses.
On January 21, 1999, the Company sold 7.8 million shares of its interest in Abitibi for approximately $80 million, and on April 23, 1999, the Company sold its remaining interest in Abitibi for approximately $414 million. Proceeds were applied to reduce the Company's debt. The proceeds were sufficient to prepay the entire outstanding balance of the Tranche B term loan and, in accordance with the Credit Agreement (as defined below), the revolving credit maturity date was extended from April 30, 2000 to December 31, 2000.

The Company has a $210 million accounts receivable securitization program (the "Securitization Program") whereby certain trade accounts receivable are sold to Stone Receivables Corporation, a wholly owned, bankruptcy remote, limited purpose subsidiary. The accounts receivable purchases are financed through the issuance of $210 million in term loans with a final maturity of December 15, 2000. In December 1999, the Securitization Program will discontinue the purchase of additional trade accounts receivable and convert to a repayment program in March of 2000. Therefore, the $210 million Securitization Program is classified as a current maturity of long term debt as of March 31, 1999. It is the Company's intention to refinance the Securitization Program in 1999 on terms and conditions similar to the existing program.

The Company's bank credit agreement (the "Credit Agreement") contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The Credit Agreement also requires prepayments of the term loans if the Company has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. Any prepayments are allocated against the term loan amortization in inverse order of maturity. The obligations under the Credit Agreements are secured by a security interest in substantially all of the assets of the Company. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

On January 22, 1999, the Company obtained a waiver from its bank group for noncompliance with certain financial covenant requirements under the Credit Agreement as of December 31, 1998. Subsequently, on March 23, 1999, the Company and its bank group amended the Credit Agreement to further ease certain quarterly financial convenant requirements for 1999.

As mentioned above, the declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreement and certain note indentures. At March 31, 1999, the Company had accumulated dividend arrearages of $16 million related to its preferred stock.

Based upon covenants in the Stone Indentures, the Company is required to maintain certain levels of equity. If the minimum equity levels are not maintained for two consecutive quarters, the applicable interest rates on the Indentures are increased by 50 basis points per semiannual interest period
(up to a maximum of 200 basis points) until the minimum equity level is attained. The Company's equity level was below the minimum equity level during most of 1998. As a result, the interest rates increased. The interest rates on the Indentures returned to the original interest rates on April 1, 1999 due to the Company's minimum equity levels exceeding the minimum on December 31, 1998.

At March 31, 1999, the Company had $420 million of unused borrowing capacity under its Credit Agreement and $50 million of unused borrowing capacity under the Securitization Program. The Company believes that cash provided by operating activities, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service and capital expenditures. In the event that operating cash flows, proceeds from any asset sales, borrowing availability under its revolving credit facilities or from other financing sources do not provide sufficient liquidity for the Company to meet its obligations, including its debt service requirements, the Company will be required to pursue other alternatives to repay indebtedness and improve liquidity, including cost reductions, deferral of certain discretionary capital expenditures and seeking amendments to its debt agreements. No assurances can be given that such measures, if required, could be implemented or would generate the liquidity required by the Company to operate its business and service its obligations.

YEAR 2000

The Year 2000 problem concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business. The Company believes that, by replacing, repairing or upgrading the systems, the Year 2000 issue can be resolved without material operational difficulties. While it is difficult, at present, to fully quantify the overall cost of this work, the Company expects to spend approximately $25 million through 1999 to correct the Year 2000 problem, of which approximately $7 million has been incurred through March 31, 1999. A large portion of these costs relate to enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the year 2000. The Company is utilizing both internal and external resources to evaluate the potential impact of the Year 2000 problem. The Company plans to fund its Year 2000 effort with cash from operations and borrowings under the Credit Agreements.

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

Phase 2: Inventory: During the inventory phase, Company personnel identified systems that could potentially have a Year 2000 problem and categorized the system as compliant, non-compliant, obsolete or unknown.

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

The Company has completed the planning, inventory, triage, and detailed assessment of its IT systems and is taking corrective action and testing the new, upgraded or repaired systems. The Company identified two high-risk IT systems, which are scheduled to be substantially completed by the end of the third quarter of 1999.

The Company's operating facilities rely on control systems, which control and monitor production, power, emissions and safety. The inventory, triage and detailed assessment phases for all operating facilities were substantially complete as of the end of the first quarter of 1999. The Company had retained a third party to assist with the verification and validation of these three phases. The Company expects to have substantially completed all phases of its Year 2000 program, for non-IT systems, by the end of the third quarter of 1999.

The Year 2000 Program Management Office has compiled a list of mission critical vendors. A mission critical vendor is a provider of goods or services without which a facility could not function. Each of the mission critical vendors was surveyed to insure that they are Year 2000 compliant or have a plan in place. As of March 31, 1999, 66% of the mission critical vendors surveyed have responded. The results of the mission critical vendors surveyed indicate 22% are currently compliant, 34% have provided a target date for compliance, and 10% have replied but did not provide a target date for compliance. A second follow-up survey has been sent to the 34% who did not respond. Where appropriate, Company representatives will conduct an in-depth investigation of a mission critical vendor's ability to be Year 2000 compliant.

The Company currently believes that it will be able to replace, repair or upgrade all of its IT and non-IT systems affected by the Year 2000 problem on a timely basis. In the event the Company does not complete its plan to bring systems into compliance before the year 2000, there could be severe disruption in the operation of its process control and other manufacturing systems, financial systems and administrative systems. Production problems and delayed product deliveries could result in a loss of customers. The production impact of a Year 2000 related failure varies significantly among the facilities and any such failure could cause manufacturing delays, possible environmental contamination or safety hazards. The most reasonably likely worst case scenario is the occurrence of a Year 2000 related failure at one or more of the Company's paper mills which, could include multiple paper machines. The Company has the capability to produce and ship products from multiple geographic locations should disruptions occur. Delays in invoicing customer shipments could cause a slowdown in cash receipts, which could affect the Company's ability to meet its financial obligations. To the extent customers experience Year 2000 problems that are not remediated on a timely basis, the Company may experience material fluctuations in the demand for its products. The amount of any potential liability and/or lost revenue cannot be reasonably estimated at this time; however, such amounts could be material.

While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Company's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Each of the Company's operating facilities is developing a specific contingency plan for their most reasonably likely worst case scenarios. The Company will also seek to take appropriate actions to mitigate the effects of the Company's or significant vendors' failure to remediate the Year 2000 problem in a timely manner, including increasing the inventory of critical raw materials and supplies, increasing finished goods inventories, switching to alternative energy sources, and making arrangements for alternate vendors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Stone 1998 10-K.

Foreign Currency Risk
---------------------
During the first quarter of 1999 the exchange rates for the Canadian dollar and the German Mark strengthened/(weakened) against the U.S. dollar as follows:



   Rate at March 31, 1999 vs. December 31, 1998
          Canadian dollar                                                  1.4 %
          German Mark                                                     (8.8)%
   Average Rate First Quarter 1999 vs. First Quarter 1998
          Canadian dollar                                                 (5.7)%
          German Mark                                                     (4.1)%

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a German Mark obligation. The Company recognized foreign currency transaction gains of $4 million in the first quarter of 1999 and $2 million in the first quarter of 1998.

Interest Rate Risk
------------------

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk in the first quarter of 1999.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
     --------------------

On April 19, 1999, the Company received a Notice of Violation ("NOV") from the United States Environmental Protection Agency ("EPA") for alleged violations of the requirements of the Virginia State Implementation Plan pertaining to the prevention of significant deterioration ("PSD") of air quality under the Clean Air Act. EPA alleges in the NOV both past and ongoing violations arising out of modifications which were made at the Company's Hopewell, Virginia mill relating to the black liquor solids loading of the mill's recovery boiler. The Clean Air Act authorizes EPA to assess a penalty of up to $27,500 per day of each violation ($25,000 per day of violation for violations occurring on or before January 30, 1997). In a related matter, the Company has been advised by the Virginia Department of Environmental Quality that it intends to issue a similar NOV for alleged violations of permitting requirements under the Virginia Air Pollution Control Law. The Company denies any violation of the PSD requirements and intends to vigorously contest the allegations of the NOVs.

On April 2, 1999, Florida Coast Paper Company L.L.C. ("FCPC") and three related companies filed a Chapter 11 bankruptcy petition in United States Bankruptcy Court in Wilmington, Delaware. FCPC and the related entities are 50% owned by the Company. All of the obligations of FCPC and the related entities are non-recourse to the Company, and the bankruptcy filing has no effect on any of the indebtedness of the Company or any other subsidiaries of the SSCC. On May 10, 1999, the Indenture Trustee with respect to the first mortgage notes of FCPC (the "FCPC Notes") commenced an adversary proceeding in the FCPC bankruptcy case against the Company and certain other parties, including two former officers of the Company. The complaint contains allegations that the Company violated the provisions of an output purchase agreement and a subordinated credit agreement with FCPC, breached certain fiduciary duties owed to the holders of the FCPC Notes, and negligently discharged certain additional duties owed to the holders of the FCPC Notes. While the Company believes that such allegations are without merit, it is unable to predict the likely outcome of this action or its impact on the FCPC bankruptcy proceeding at this time. The Company believes existing reserves are adequate to cover the amount of any adverse judgement in this matter.

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None

ITEM 5.   OTHER INFORMATION
          -----------------

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

a) The following exhibits are included in this Form 10-Q.

      27.1   Financial Data Schedule

b) Reports on Form 8-K

   Form 8-K dated February 11, 1999 was filed under Item 5 - Other Events and
   Item 7 - Exhibits.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STONE CONTAINER CORPORATION
                                              ---------------------------
                                                     (Registrant)




Date  May 17, 1999                             /s/ Paul K. Kaufmann
      ------------                        -----------------------------
                                                   Paul K. Kaufmann
                                                  Vice President and
                                                 Corporate Controller
                                            (Principal Accounting Officer)