Form 10-K/A
period 1998-12-31
STONE CONTAINER CORP
filed 1999-06-11
CIK 94610

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                           Name of each exchange
    Title of each class                                                    on which registered
    -------------------                                                    -----------------------
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

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X     No __

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

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1998 on Form 10-K as set forth in the pages attached hereto.

                                     PART IV

Item 14(a)2.      Financial Statement Schedules
                  Financial Statements of Abitibi-Consolidated Inc.

Item 14(d).       Separate Financial Statements of Affiliates

ABITIBI-CONSOLIDATED INC.



CONSOLIDATED
FINANCIAL STATEMENTS



For the years ended
December 31, 1998, 1997 and 1996

AUDITORS' REPORT




TO THE DIRECTORS OF
ABITIBI-CONSOLIDATED INC.


We have audited the consolidated balance sheets of ABITIBI-CONSOLIDATED INC. as at December 31, 1998 and 1997 and the consolidated statements of earnings, retained earnings and changes in cash position for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1998 and 1997 and the results of its operations and the changes in its cash position for each of the three years in the period ended December 31, 1998 in accordance with Canadian generally accepted accounting principles.


PricewaterhouseCoopers LLP
CHARTERED ACCOUNTANTS
February 2, 1999
Montreal, Quebec, Canada

ABITIBI-CONSOLIDATED INC.

CONSOLIDATED EARNINGS
YEAR ENDED DECEMBER 31
(IN MILLIONS OF CANADIAN DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                             1998         1997        1996
                                                                         -----------------------------------
Gross sales                                                                 $  3,657  $   4,166   $   4,456
Freight expenses                                                                 316        419         374
                                                                         -----------------------------------

NET SALES                                                                      3,341      3,747       4,082
Cost of sales                                                                  2,707      3,127       3,072
Depreciation and amortization                                                    351        325         301
Selling, general and administrative expenses                                     168        176         185
Restructuring and other unusual expenses (NOTE 4)                                 67         10          28
Non-recurring expenses relating to the amalgamation (NOTE 1(a))                    -         77           -
                                                                         -----------------------------------

OPERATING PROFIT FROM CONTINUING OPERATIONS                                       48         32         496
Interest expense on long-term debt                                               132        115         113
Debt extinguishment costs and write-off of redundant fixed assets
    relating to the amalgamation (NOTE 1(a))                                       -         98           -
Unusual items (NOTE 5)                                                            16          -         (27)
Other expense (income), net (NOTE 6)                                               6          -          (6)
                                                                         -----------------------------------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                  (106)      (181)        416
Recovery of (provision for) income taxes (NOTE 7)                                 25         49        (154)
                                                                         -----------------------------------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                       (81)      (132)        262
EARNINGS FROM DISCONTINUED OPERATIONS (NOTE 12)                                   50         11           6
                                                                         -----------------------------------

NET EARNINGS (LOSS) FOR THE YEAR                                            $    (31) $    (121)  $     268
                                                                         -----------------------------------
                                                                         -----------------------------------

PER COMMON SHARE
    Earnings (loss) from continuing operations                              $  (0.42)  $  (0.68)   $    1.35
    Net earnings (loss) for the year
        Basic                                                                  (0.16)     (0.62)        1.39
        Fully diluted                                                          (0.16)     (0.62)        1.37
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (millions)
        Basic                                                                  192.0      194.0        193.4
        Fully diluted                                                          196.5      197.5        197.2
FULLY DILUTED NUMBER OF COMMON SHARES OUTSTANDING AT END OF YEAR
    (millions)                                                                 195.1      197.5        197.3
                                                                         -----------------------------------
                                                                         -----------------------------------


ABITIBI-CONSOLIDATED INC.

CONSOLIDATED RETAINED EARNINGS
YEAR ENDED DECEMBER 31
(IN MILLIONS OF CANADIAN DOLLARS)

                                                                             1998         1997        1996
                                                                         --------------------------------------
RETAINED EARNINGS, BEGINNING OF YEAR                                      $       589   $     804   $     572
Net earnings (loss) for the year                                                  (31)       (121)        268
Dividends declared                                                                (77)        (67)        (36)
Transaction costs of amalgamation, net of deferred income
    tax recovery of $8                                                              -         (27)          -
Purchase of common shares in excess of average stated capital
    (Note 14(b))                                                                  (25)          -           -
                                                                         --------------------------------------
RETAINED EARNINGS, END OF YEAR                                            $       456   $     589   $     804
                                                                         --------------------------------------
                                                                         --------------------------------------

ABITIBI-CONSOLIDATED INC.


CONSOLIDATED BALANCE SHEETS
DECEMBER 31
(IN MILLIONS OF CANADIAN DOLLARS)

                                                                        1998             1997
                                                                 ------------------------------------
ASSETS

CURRENT ASSETS
    Cash and deposits                                                 $       151       $        46
    Accounts receivable (NOTE 8)                                              554               481
    Inventories (NOTE 9)                                                      423               417
    Prepaid expenses                                                           32                28
    Current assets of discontinued operations (NOTE 12)                         -               232
                                                                 ------------------------------------
                                                                            1,160             1,204

FIXED ASSETS (NOTE 10)                                                      4,407             4,104
RESTRICTED CASH (NOTE 17(a))                                                  230                 -
OTHER ASSETS (NOTE 11)                                                        156                43
DEFERRED PENSION COST                                                         166               170
GOODWILL                                                                      716               733
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (NOTE 12)                         -                41
                                                                 ------------------------------------
                                                                      $     6,835       $     6,295
                                                                 ------------------------------------
                                                                 ------------------------------------

LIABILITIES

CURRENT LIABILITIES
    Accounts payable and accrued liabilities
        Continuing operations                                         $       768       $       663
        Discontinued operations                                                 -                92
    Dividends payable                                                          19                19
    Current portion of long-term debt
        Recourse (NOTE 13(a))                                                  44                90
        Non-recourse (NOTE 13(b))                                              18                17
                                                                 ------------------------------------
                                                                              849               881

LONG-TERM DEBT
    Recourse (NOTE 13(a))                                                   2,087             1,338
    Non-recourse (NOTE 13(b))                                                 310               294
DEFERRED INCOME TAXES                                                         583               594
                                                                 ------------------------------------
                                                                            3,829             3,107
                                                                 ------------------------------------

SHAREHOLDERS' EQUITY

COMMON SHARES (NOTE 14(b))                                                  2,550             2,599
RETAINED EARNINGS                                                             456               589
                                                                 ------------------------------------
                                                                            3,006             3,188
                                                                 ------------------------------------
                                                                      $     6,835       $     6,295
                                                                 ------------------------------------
                                                                 ------------------------------------

APPROVED BY THE BOARD

-----------------------        ------------------------           -----------
James Doughan                  Ronald Y. Oberlander               John Tory
Director                       Director                           Director

ABITIBI-CONSOLIDATED INC.


CHANGES IN CONSOLIDATED CASH POSITION
YEAR ENDED DECEMBER 31
(IN MILLIONS OF CANADIAN DOLLARS)


                                                                             1998         1997        1996
                                                                         --------------------------------------
CONTINUING OPERATING ACTIVITIES
    Earnings (loss) from continuing operations                            $       (81)  $    (132)  $     262
    Depreciation                                                                  328         304         279
    Goodwill amortization                                                          23          21          22
    (Recovery of) provision for deferred income taxes                             (27)        (55)        124
    Restructuring expenses                                                         40          10          28
    Non-recurring expenses relating to the amalgamation                             -         115           -
    Other non-cash items                                                           33           5          (6)
                                                                         --------------------------------------
                                                                                  316         268         709
    Changes in non-cash operating working capital components of
        continuing operations                                                      19         123         (93)
                                                                         --------------------------------------
Cash generated by continuing operating activities                                 335         391         616
                                                                         --------------------------------------

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
    Increase in long-term debt and bank indebtedness                            1,713       1,502         483
    Repayment of long-term debt and bank indebtedness                          (1,109)     (1,373)       (393)
    Purchase of common shares for cancellation                                    (75)          -           -
    Debt issuance costs                                                            (8)          -           -
    Transaction costs of amalgamation                                               -         (35)          -
    Preferred shares redeemed and cancelled                                         -         (10)       (100)
    Issuance of common shares on conversion of convertible debentures               -           -          25
    Retirement of convertible debentures                                            -           -         (24)
    Other                                                                           -           7          (1)
                                                                         --------------------------------------
Cash generated by (used in) financing activities of continuing operations         521          91         (10)
                                                                         --------------------------------------

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
    Additions to fixed assets                                                    (250)       (437)       (670)
    Acquisition (NOTE 3)                                                         (408)          -           -
    Restricted cash (NOTE 17(a))                                                 (230)          -           -
    (Increase) decrease in other assets                                           (32)         24          12
                                                                         --------------------------------------
Cash used in investing activities of continuing operations                       (920)       (413)       (658)
                                                                         --------------------------------------
DIVIDENDS PAID TO COMMON SHAREHOLDERS                                             (77)        (57)        (36)
                                                                         --------------------------------------
CASH GENERATED BY (USED IN) CONTINUING OPERATIONS                                (141)         12         (88)
Cash generated by (used in) discontinued operations                               246         (42)        (24)
                                                                         --------------------------------------
INCREASE (DECREASE) IN CASH DURING THE YEAR                                       105         (30)       (112)
CASH AND DEPOSITS, BEGINNING OF YEAR                                               46          76         188
                                                                         --------------------------------------
CASH AND DEPOSITS, END OF YEAR                                            $       151   $      46   $      76
                                                                         --------------------------------------
                                                                         --------------------------------------

ABITIBI-CONSOLIDATED INC.


CONSOLIDATED BUSINESS SEGMENTS (5)
YEAR ENDED DECEMBER 31
(IN MILLIONS OF CANADIAN DOLLARS)

                                                                                                         NON-
                                                                             SELLING,                  RECURRING
                                                                           GENERAL AND   DEPRECIATION     AND
                                                   COST OF      GROSS    ADMINISTRATIVE       AND     RESTRUCTURING
                                      NET SALES     SALES      PROFIT        EXPENSES    AMORTIZATION   EXPENSES
                                     ----------------------------------------------------------------------------
1998
Newsprint                             $  1,595    $  1,248     $    347    $    101      $    203      $     40
Value-added groundwood paper               922         687          235          61           135             -
                                     ----------------------------------------------------------------------------
Total paper (1)                          2,517       1,935          582         162           338            40

Lumber and kraft pulp (3)                  208         171           37          10            13             -
Newsprint purchased and resold and
   commissions (1) & (2)                   616         601           15          (4) (4)        -             -
Synergy incentive                            -           -            -           -             -             -
Year 2000 compliance expenses                -           -            -           -             -             -
                                     ----------------------------------------------------------------------------
Continuing operations                 $  3,341    $  2,707     $    634    $    168      $    351      $     40
                                     ----------------------------------------------------------------------------
                                     ----------------------------------------------------------------------------
1997
Newsprint                             $  1,830    $  1,511     $    319    $    119      $    195      $      -
Value-added groundwood paper             1,139         904          235          54           118            10
Non-recurring expenses relating to
    the amalgamation                         -           -            -           -             -            77
                                     ----------------------------------------------------------------------------
Total paper (1)                          2,969       2,415          554         173           313            87
Lumber and kraft pulp(3)                   243         192           51          10            12             -
Newsprint purchased and resold and
   commissions (1) & (2)                   535         520           15          (7) (4)        -             -
                                     ----------------------------------------------------------------------------
Continuing operations                 $  3,747    $  3,127     $    620    $    176      $    325      $     87
                                     ----------------------------------------------------------------------------
                                     ----------------------------------------------------------------------------
1996
Newsprint                             $  1,950    $  1,394     $    556    $    117      $    182      $     15
Value-added groundwood paper             1,237         841          396          65           108            13
                                     ----------------------------------------------------------------------------
Total paper (1)                          3,187       2,235          952         182           290            28
Lumber and kraft pulp(3)                   192         153           39           6            11             -
Newsprint purchased and resold and
    commissions (1) & (2)                  703         684           19          (3) (4)        -             -
                                     ----------------------------------------------------------------------------
Continuing operations                 $  4,082    $  3,072     $  1,010    $    185      $    301      $     28
                                     ----------------------------------------------------------------------------
                                     ----------------------------------------------------------------------------
                                        SYNERGY
                                     INCENTIVE AND
                                       YEAR 2000
                                       COMPLIANCE    OPERATING       PAPER       PAPER   FIXED ASSET
                                        EXPENSES   PROFIT (LOSS)  PRODUCTION     SALES    ADDITIONS  TOTAL ASSETS
                                     ----------------------------------------------------------------------------
                                                                (000s of tonnes)
1998
Newsprint                               $      -     $      3        2,125        2,129    $    515   $  3,842
Value-added groundwood paper                   -           39          985        1,018          75      2,632
                                     ----------------------------------------------------------------------------
Total paper (1)                                -           42        3,110        3,147         590      6,474

Lumber and kraft pulp (3)                      -           14            -            -          21        301
Newsprint purchased and resold and
   commissions (1) & (2)                       -           19          729          728           -         60
Synergy incentive                             20          (20)           -            -           -          -
Year 2000 compliance expenses                  7           (7)           -            -           -          -
                                     ---------------------------------------------------------------------------
Continuing operations                   $     27     $     48        3,839        3,875    $    611   $  6,835
                                     ---------------------------------------------------------------------------
                                     ---------------------------------------------------------------------------
1997
Newsprint                               $      -     $      5        2,756        2,825    $    243   $  3,386
Value-added groundwood paper                   -           53        1,306        1,340         168      2,324
Non-recurring expenses relating to
    the amalgamation                           -          (77)           -            -           -          -
                                     ---------------------------------------------------------------------------
Total paper (1)                                -          (19)       4,062        4,165         411      5,710
Lumber and kraft pulp(3)                       -           29            -            -          26        287
Newsprint purchased and resold and
   commissions (1) & (2)                       -           22          726          728           -         25
                                     ---------------------------------------------------------------------------
Continuing operations                   $      -     $     32        4,788        4,893    $    437   $  6,022
                                     ---------------------------------------------------------------------------
                                     ---------------------------------------------------------------------------
1996
Newsprint                               $      -     $    242        2,450        2,444
Value-added groundwood paper                   -          210        1,334        1,211
                                     ----------------------------------------------------
Total paper (1)                                -          452        3,784        3,655
Lumber and kraft pulp(3)                       -           22            -            -
Newsprint purchased and resold and
    commissions (1) & (2)                      -           22          688          690
                                     ----------------------------------------------------
Continuing operations                   $      -     $    496        4,472        4,345
                                     ----------------------------------------------------
                                     ----------------------------------------------------

(1) Prior to October 15, 1998, the Paper Business consisted of the Company's 16 wholly-owned paper mills and 50% of the Company's two newsprint joint venture mills. After October 14, 1998, the Paper Business also included the Company's Snowflake, Arizona mill which was acquired on October 15, 1998 (see Note 3).
(2) The Newsprint purchased and resold and commissions business segment relates to sales of the Company's joint venture partners' share of production of the newsprint joint venture mills and the 387,000 tonnes of newsprint from Boise Cascade's DeRidder, Louisiana mill. Also included are commissions received on sales of 42,000 (1997 - 160,000; 1996 - 154,000) tonnes of newsprint sold for Pine Falls Paper Company and until October 15, 1998, 230,000 (1997 - 245,000; 1996 - 260,000) tonnes of newsprint sold for Stone
     Container Corporation's Snowflake, Arizona mill. The Company's contact to sell for Pine Falls Paper Company ended in February 1998. The business segment also included the Company's lumber and panelboard brokerage operations which were discontinued in the third quarter of 1996. Sales for lumber and panelboard were $373 million in 1996. Operating profit related to lumber and panelboard was $2 million in 1996.
(3) In 1998, lumber production was 412 million (1997 - 415 million; 1996 - 322 million) board feet. In 1998, lumber sales were 422 million (1997 - 410 million; 1996 - 327 million) board feet. In 1998, pulp production was 60,000 (1997 - 120,000; 1996 - 87,050) tonnes. In 1998, market kraft pulp sales were 56,000 (1997 - 115,000; 1996 - 100,000) tonnes.
(4) Selling, general and administrative expenses include commission income of $10 million (1997 - $12 million; 1996 - $14 million).
(5)  The operations of the business are managed using these business segments.

ANTIBI-CONSOLIDATED INC.


CONSOLIDATED GEOGRAPHIC INFORMATION (1)
YEAR ENDED DECEMBER 31
(IN MILLIONS OF CANADIAN DOLLARS)

                                                                                                        NON-
                                                                          SELLING,                   RECURRING
                                                                        GENERAL AND   DEPRECIATION      AND
                                                  COST OF       GROSS  ADMINISTRATIVE     AND      RESTRUCTURING
                                      NET SALES    SALES       PROFIT     EXPENSES    AMORTIZATION    EXPENSES
                                     ---------------------------------------------------------------------------
1998
Canada                                $    290    $    226     $     64    $     17     $     35    $      -
U.S.A.                                   2,281       1,866          415         107          227          20
International (2)                          770         615          155          44           89          20
Synergy incentive                            -           -            -           -            -           -
Year 2000 compliance expenses                -           -            -           -            -           -
                                    ----------------------------------------------------------------------------
Continuing operations                 $  3,341    $  2,707     $    634    $    168     $    351    $     40
                                    ----------------------------------------------------------------------------
                                    ----------------------------------------------------------------------------
1997
Canada                                $    325    $    256     $     69    $     17     $     29    $      1
U.S.A.                                   2,577       2,164          413         113          215           8
International (2)                          845         707          138          46           81           1
Non-recurring expenses relating
    to the amalgamation                      -           -            -           -            -          77
                                    ----------------------------------------------------------------------------
Continuing operations                 $  3,747    $  3,127     $    620    $    176     $    325    $     87
                                    ----------------------------------------------------------------------------
                                    ----------------------------------------------------------------------------

1996
Canada                                $    361    $    251     $    110    $     18     $     31    $      3
U.S.A.                                   3,043       2,310          733         133          216          20
International (2)                          678         511          167          34           54           5
                                    ----------------------------------------------------------------------------
Continuing operations                 $  4,082    $  3,072     $  1,010    $    185     $    301    $     28
                                    ----------------------------------------------------------------------------
                                    ----------------------------------------------------------------------------
                                       SYNERGY
                                    INCENTIVE AND
                                       YEAR 2000                                                     TOTAL FIXED
                                      COMPLIANCE    OPERATING       PAPER       PAPER   FIXED ASSET   ASSETS AND
                                        EXPENSES   PROFIT (LOSS)  PRODUCTION     SALES    ADDITIONS     GOODWILL
                                    -----------------------------------------------------------------------------
                                                           (000s of tonnes)
1998
Canada                                $      -      $     12        2,306         278     $     22    $    445
U.S.A.                                       -            61        1,288       2,600          532       3,497
International (2)                            -             2          245         997           57       1,181
Synergy incentive                           20           (20)           -           -            -           -
Year 2000 compliance expenses                7            (7)           -           -            -           -
                                    -----------------------------------------------------------------------------
Continuing operations                 $     27      $     48        3,839       3,875     $    611    $  5,123
                                    -----------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------
1997
Canada                                $      -      $     22        3,438         302     $     43    $    441
U.S.A.                                       -            77        1,102       3,339          291       3,203
International (2)                            -            10          248       1,252          103       1,193
Non-recurring expenses relating
    to the amalgamation                      -           (77)           -           -            -           -
                                    -----------------------------------------------------------------------------
Continuing operations                 $      -      $     32        4,788       4,893     $    437    $  4,837
                                    -----------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------

1996
Canada                                $      -      $     58        3,188        249
U.S.A.                                       -           364        1,044      2,840
International (2)                            -            74          240      1,256
                                    ------------------------------------------------
Continuing operations                 $      -      $    496        4,472      4,345
                                    ------------------------------------------------
                                    ------------------------------------------------

(1) Geographic information reflects the ultimate sales destination for the products. Sales and cost of sales by manufacturing location are as follows:

(2) International markets consist of all markets outside Canada and the United States.

(3) All of the Company's production of lumber occurs in Canada. In 1998, 70% (1997 - 70%; 1996 - 55%) of lumber was sold in the United States and 30% (1997 - 30%; 1996 - 45%) was sold in Canada.

                          1998                    1997                   1996
                ------------------------------------------------------------------------
                              COST OF                 COST OF                COST OF
                 NET SALES     SALES     NET SALES     SALES     NET SALES    SALES
                ------------------------------------------------------------------------
    Canada        $  2,028    $ 1,579     $ 2,656     $ 2,115     $ 2,909    $  2,074
    U.S.A.           1,095        949         875         837         927         821
    International      218        179         216         175         246         177
                ------------------------------------------------------------------------
                  $  3,341    $ 2,707     $ 3,747     $ 3,127     $ 4,082    $  3,072
                ------------------------------------------------------------------------
                ------------------------------------------------------------------------


ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

1       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

        These financial statements are expressed in Canadian dollars and are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP) which, in the case of Abitibi-Consolidated Inc., differ in certain respects from those in the United States as explained in Note 20.

        (a)   BASIS OF PRESENTATION

              The amalgamation of Abitibi-Price Inc. (Abitibi-Price) and Stone-Consolidated Corporation (Stone-Consolidated) was approved by the shareholders of the companies effective May 30, 1997. On amalgamation, each common share of Abitibi-Price was exchanged for one common share of Abitibi-Consolidated Inc. and each common share of Stone-Consolidated was exchanged for 1.0062 common shares of Abitibi-Consolidated Inc. All common share numbers have been restated to reflect this share exchange ratio. In these financial statements, the amalgamation has been accounted for as a pooling of interests and, as a result, the consolidated balance sheets, statements of earnings, retained earnings and changes in cash position have been prepared as though Abitibi-Price and Stone-Consolidated had been combined since their inception. Under this method, the assets and liabilities have been recorded at historical carrying values and the earnings of Abitibi-Consolidated Inc. are comprised of the earnings of Abitibi-Price and Stone-Consolidated.

              The net assets of each combining company as at May 30, 1997 were as follows:

                                                           ABITIBI-
                                                             PRICE      STONE-CONSOLIDATED
                                                       -----------------------------------

               Total assets                              $      2,610      $     3,924
               Total liabilities                                1,552            1,685
                                                       -----------------------------------
               Net assets                                $      1,058      $     2,239
                                                       -----------------------------------
                                                       -----------------------------------

              The net sales and losses of each combining company for the period January 1, 1997 to May 30, 1997 were as follows:

                                                              ABITIBI-
                                                                PRICE      STONE-CONSOLIDATED
                                                          -----------------------------------
               Net sales                                    $        973      $       781
               Net loss                                     $         30      $        70
                                                          -----------------------------------
                                                          -----------------------------------

              Upon amalgamation, the issued and then outstanding common shares of Abitibi-Consolidated Inc. totalled 193.9 million of which approximately 46% were held by the former shareholders of Abitibi-Price and approximately 54% were held by the former shareholders of Stone-Consolidated. The quoted market value of these shares, on the first trading day after amalgamation, was $4.8 billion.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

1       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES ...CONTINUED

              Charges of $175 million relating to the amalgamation were expensed in 1997 as follows:

               Employee severance and related expenses                 $          35
               Moving expenses                                                    14
               Pension plan settlement expense                                    15
               Other                                                              13
                                                                      ------------------
                                                                                  77
                                                                      ------------------
               Debt extinguishment costs                                          59
               Write-off of redundant fixed assets                                39
                                                                      ------------------
                                                                                  98
                                                                      ------------------
                                                                       $         175
                                                                      ------------------
                                                                      ------------------


              These financial statements consolidate the accounts of Abitibi-Consolidated Inc., its subsidiary companies, the Company's proportionate interest in its U.S. joint venture partnerships comprising Augusta Newsprint Company (Augusta) - 50%, Alabama River Newsprint Company (Alabama) - 50% and Alabama River Recycling Company (Alabama Recycling) - 50%, Voyageur Panel Limited - 21%, Star Lake Hydro Partnership - 51% and the Company's investments in joint venture sawmills in Quebec.

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

        (c)   TRANSLATION OF FOREIGN CURRENCIES

              Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Revenues and expenses are translated at prevailing market rates.

              The net U.S. dollar assets of self-sustaining joint ventures and subsidiaries hedge a portion of the Company's U.S. dollar debt. Any remaining U.S. dollar debt is generally hedged by future U.S. dollar revenue. Exchange gains or losses on U.S. dollar debt, hedged by future revenue, are deferred and included in earnings in the period that the revenue is earned.

              Realized gains and losses on option and forward exchange rate contracts that hedge anticipated revenues are included in earnings when the revenue is earned.

        (d)   INVENTORIES

              Inventories are valued at the lower of average cost and net recoverable amount. Cost is calculated using the absorption cost method including depreciation.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)


1       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES ...CONTINUED

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

        (g)   PENSION COSTS

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

        (h)   GOODWILL

              Goodwill is recorded at the lower of book value and net recoverable amount and is amortized over its estimated period of future benefit - generally 40 years. Any impairment in value is recorded in earnings when it is identified based on management's projected undiscounted future cash flows from the related operations.

        (i)   INCOME TAXES

              Income taxes are recorded by the deferral method of accounting using historical income tax rates. Deferred income taxes result from differences in the timing of income and expense recognition for accounting and tax purposes.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

2       NEWSPRINT JOINT VENTURES

              The Company's investments in newsprint joint ventures are accounted for using the proportionate consolidation method. The Company's results of operations, changes in cash position and financial position include the impact of the joint ventures as follows:

                                           1998                                 1997

                           ------------------------------------  -------------------------------------
                                                     PROPOR-                              PROPO-
                                                     TIONATE                              TIONATE
                              EQUITY                ACCOUNTING     EQUITY                ACCOUNTING
                            ACCOUNTING               FOR JOINT   ACCOUNTING               FOR JOINT
                             FOR JOINT   INCREASE   VENTURES AS  FOR JOINT    INCREASE   VENTURES AS
                             VENTURES   (DECREASE)   REPORTED     VENTURES   (DECREASE)    REPORTED
                           ------------------------------------  -------------------------------------
    CONSOLIDATED EARNINGS
        STATEMENTS FROM
        CONTINUING
        OPERATIONS
    Net sales                $ 3,341     $     -       $ 3,341      $ 3,747     $     -      $ 3,747
    Operating profit (loss)      (17)         65            48           (3)         35           32
    Income from joint
    ventures                      39         (39)            -            9          (9)           -
    Interest expense            (105)        (27)         (132)         (89)        (26)        (115)
    Amalgamation costs             -           -             -          (98)          -          (98)
    Unusual items and
        other income and
        expense, net              21           1            22            -           -            -
    Earnings (loss) before
        income taxes            (106)          -          (106)        (181)          -         (181)
    Net earnings (loss)
        from continuing
        operations               (81)          -           (81)        (132)          -         (132)
                           ------------------------------------  -------------------------------------
                           ------------------------------------  -------------------------------------
    CHANGES IN
        CONSOLIDATED CASH
        POSITION FROM
        CONTINUING
        OPERATIONS
    Operating activities     $   277     $    58       $   335      $   362     $    29      $   391
    Financing activities         519           2           521          113         (22)          91
    Investing activities        (873)        (47)         (920)        (406)         (7)        (413)
    Dividends paid               (77)          -           (77)         (57)          -          (57)
                           ------------------------------------  -------------------------------------
    Cash generated by
        (used in)
        continuing
        operations           $  (154)    $    13       $  (141)     $    12     $     -      $    12
                           ------------------------------------  -------------------------------------
                           ------------------------------------  -------------------------------------
    CONSOLIDATED BALANCE
        SHEETS
    Current assets           $ 1,122     $    38       $ 1,160      $ 1,184     $    20      $ 1,204
    Fixed assets               4,034         373         4,407        3,734         370        4,104
    Investments in joint
    ventures                     113        (113)            -          103        (103)           -
    Deferred pension cost        172          (6)          166          176          (6)         170
    Other assets               1,093           9         1,102          807          10          817

                           ------------------------------------  ------------------------------------
    TOTAL ASSETS             $ 6,534     $   301       $ 6,835      $ 6,004     $   291      $ 6,295
                           ------------------------------------  -------------------------------------
                           ------------------------------------  -------------------------------------
    Current liabilities      $   823     $    26       $   849      $   863     $    18      $   881
    Long-term debt
        Recourse               2,087           -         2,087        1,338           -        1,338
        Non-recourse              35         275           310           21         273          294
    Deferred income taxes        583           -           583          594           -          594
    Shareholders' equity       3,006           -         3,006        3,188           -        3,188
                           ------------------------------------  -------------------------------------
    TOTAL LIABILITIES AND
        EQUITY               $ 6,534     $   301       $ 6,835      $ 6,004     $   291      $ 6,295
                           ------------------------------------  -------------------------------------
                           ------------------------------------  -------------------------------------

                                           1996
                           ------------------------------------
                                                     PROPO-
                                                     TIONATE
                             EQUITY                 ACCOUNTING
                            ACCOUNTING               FOR JOINT
                            FOR JOINT    INCREASE   VENTURES AS
                             VENTURES   (DECREASE)   REPORTED
                           ------------------------------------
    CONSOLIDATED EARNINGS
        STATEMENTS FROM
        CONTINUING
        OPERATIONS
    Net sales                $  4,082     $     -     $ 4,082
    Operating profit (loss)       433          63         496
    Income from joint
    ventures                       38         (38)          -
    Interest expense              (88)        (25)       (113)
    Amalgamation costs              -           -           -
    Unusual items and
        other income and
        expense, net               33           -          33
    Earnings (loss) before
        income taxes              416           -         416
    Net earnings (loss)
        from continuing
        operations                262           -         262
                           ------------------------------------
    CHANGES IN
        CONSOLIDATED CASH
        POSITION FROM
        CONTINUING
        OPERATIONS
    Operating activities     $    542     $    74     $   616
    Financing activities           87         (97)        (10)
    Investing activities         (651)         (7)       (658)
    Dividends paid                (36)          -         (36)
                           ------------------------------------
    CASH GENERATED BY
        (USED IN)
        CONTINUING
        OPERATIONS           $    (58)    $   (30)    $   (88)
                           ------------------------------------
                           ------------------------------------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)


3       ACQUISITION

        SNOWFLAKE, ARIZONA NEWSPRINT MILL
        On October 15, 1998, the Company acquired Stone Container Inc.'s (parent company of Stone Container (Canada) Inc.) Snowflake, Arizona, newsprint mill. The purchase method was used to account for the acquisition and the results of operations of the Snowflake mill are included from the date of acquisition.

        The allocation of the purchase price was as follows:

        Assets acquired
           Working capital                                                         $        47
           Fixed assets                                                                    361
                                                                              -------------------
        Net assets acquired at fair value                                          $       408
                                                                              -------------------
                                                                              -------------------

        Cash consideration paid                                                    $       408
                                                                              -------------------
                                                                              -------------------


4        RESTRUCTURING AND OTHER UNUSUAL EXPENSES

                                                                                   1998        1997        1996
                                                                               --------------------------------------
        Machine closures and related costs                                        $      40   $      10   $       -
        Remuneration related to synergy incentive                                        20           -           -
        Year 2000 compliance expenses                                                     7           -           -
        Thermo-mechanical pulping conversions and related costs                           -           -          28
                                                                               --------------------------------------
                                                                                  $      67   $      10   $      28
                                                                               --------------------------------------
                                                                               --------------------------------------

5        UNUSUAL ITEMS

                                                                                    1998        1997        1996
                                                                                --------------------------------------
        Provision for judgment relating to Alabama River Newsprint
           Company lawsuit (Note 18(b))                                            $      29   $       -   $       -
        Net proceeds from insurance claims relating to assets destroyed by
           flooding at the Kenogami mill and hydro plant and Port Alfred mill            (19)          -         (27)
        Unsuccessful acquisition costs                                                     6           -           -
                                                                                --------------------------------------
                                                                                   $      16   $       -   $     (27)
                                                                                --------------------------------------
                                                                                --------------------------------------


ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

6        OTHER EXPENSE (INCOME), NET

                                                                                    1998        1997        1996
                                                                                --------------------------------------
        Interest income                                                            $     (19)  $     (13)  $     (14)
        Discounts on sales of accounts receivable (Note 8)                                12           6          11
        Other                                                                             13           7          (3)
                                                                                --------------------------------------
                                                                                   $       6   $       -   $      (6)
                                                                                --------------------------------------
                                                                                --------------------------------------


7        INCOME TAXES

        The Company's recovery of (provision for) income taxes and effective income tax rates are as follows:

                                                                                  1998         1997        1996
                                                                              ---------------------------------------
        Earnings (loss) from continuing operations before income taxes            $  (106)    $  (181)    $   416
        Recovery of (provision for) income taxes                                       25          49        (154)
        Effective income tax rate                                                      24%         27%         37%
                                                                              ---------------------------------------
                                                                              ---------------------------------------
        Reconciliation to statutory tax rate:
         Average combined Canadian federal/provincial income tax rate                  38%         39%         39%
         Manufacturing and processing allowances                                       (7)         (7)         (4)
         Non-deductible goodwill amortization                                          (8)         (5)          2
         Canadian large corporations tax                                              (10)         (5)          2
         Difference in tax rates for foreign subsidiaries                               3           2           -
         Other                                                                          8           3          (2)
                                                                              ---------------------------------------
        Effective income tax rate                                                      24%         27%         37%
                                                                              ---------------------------------------
                                                                              ---------------------------------------

8       ACCOUNTS RECEIVABLE

        The Company has an ongoing program to sell accounts receivable, with minimal recourse, to major banks pursuant to sale agreements. The Company acts as a service agent and administers the collection of the accounts receivable sold pursuant to these agreements. At December 31, 1998, the banks owned $223 million (1997 - $287 million) of such receivables which are not reflected in accounts receivable. The maximum credit risk exposure to the Company is approximately $16 million (1997 - $17 million).

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

9       INVENTORIES

                                                                                       1998             1997
                                                                                 -----------------------------------
        Finished goods                                                                $     118        $     134
        Materials and supplies                                                              224              200
        Pulpwood                                                                             81               83
                                                                                 -----------------------------------
                                                                                      $     423        $     417
                                                                                 -----------------------------------
                                                                                 -----------------------------------

10      FIXED ASSETS

                                                            1998                              1997
                                             ---------------------------------  ---------------------------------
                                                        ACCUMULATED   NET BOOK            ACCUMULATED  NET BOOK
                                              COST     DEPRECIATION    VALUE     COST    DEPRECIATION   VALUE
                                             ---------------------------------  ---------------------------------
        Property, plant and equipment         $  6,914   $  2,554    $  4,360   $  6,281   $  2,226    $  4,055
        Timberlands                                 74         27          47         74         25          49
                                             ---------------------------------  ---------------------------------
                                              $  6,988   $  2,581    $  4,407   $  6,355   $  2,251    $  4,104
                                             ---------------------------------  ---------------------------------
                                             ---------------------------------  ---------------------------------


        During the year, $2 million (1997 - $7 million; 1996 - $17 million) of interest was capitalized to fixed assets.

11      OTHER ASSETS

                                                                                   1998             1997
                                                                            ------------------------------------
        Deferred financing charges                                               $      60         $      14
        Exchange loss on long-term debt hedged by future revenue                        96                27
        Other                                                                            -                 2
                                                                            ------------------------------------
                                                                                 $     156         $      43
                                                                            ------------------------------------
                                                                            ------------------------------------


ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

12      DISCONTINUED OPERATIONS

        In December 1997, the Company's Office Products Division was reclassified as discontinued operations. The following amounts related to discontinued operations have been included in these financial statements:

                                                                                     1998             1997
                                                                              ------------------------------------
        Cash                                                                       $         -       $        15
        Accounts receivable                                                                  -               111
        Inventories                                                                          -               104
        Prepaid expenses                                                                     -                 2
                                                                              ------------------------------------
        Current assets of discontinued operations                                  $         -       $       232
                                                                              ------------------------------------
                                                                              ------------------------------------
        Fixed and other assets                                                     $         -       $        11
        Goodwill                                                                             -                30
                                                                              ------------------------------------
        Non-current assets of discontinued operations                              $         -       $        41
                                                                              ------------------------------------
                                                                              ------------------------------------

                                                                                1998         1997        1996
                                                                            ---------------------------------------
        Sales                                                                  $     656  $      817   $    647
                                                                            ---------------------------------------
                                                                            ---------------------------------------

        Earnings from operations, net of income tax expenses of $2 million
           (1997 - $7 million; 1996 - $4 million)                              $       5  $       11   $      6
        Gain on disposition, net of income tax expense of $18 million,
           including deferred income tax expense of $15 million                       45           -          -
                                                                            ---------------------------------------
        Earnings from discontinued operations                                  $      50  $       11   $      6
                                                                            ---------------------------------------
                                                                            ---------------------------------------


        During 1998 the Company sold its Office Products Division for net proceeds of $246 million.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

13      LONG-TERM DEBT

        (a)  RECOURSE

             The debt described below has recourse to specific assets or the general credit of Abitibi-Consolidated Inc. and consists of:

                                                                                      1998             1997
                                                                                -----------------------------------
               US$250 million 6.95% notes due April 1, 2008                          $     383        $       -
               US$100 million 7.40% debentures due April 1, 2018                           153                -
               US$250 million 7.50% debentures due April 1, 2028                           383                -
               US$156 million (1997 - US$178 million) 7.92% notes
                  maturing in 2005                                                         239              255
               US$400 million facility bearing interest at prime or LIBOR,
                  maturing in 2003                                                         615                -
               Multi-currency revolving facility bearing interest at prime or
                  LIBOR, maturing in 2002 (US$50 million; 1997 - nil)                      137              107
               Multi-currency term loan bearing interest at prime or LIBOR
                  maturing in 2004 (US$89 million; 1997 - US$474 million)                  197            1,042
               Other                                                                        24               24
                                                                                -----------------------------------
                                                                                         2,131            1,428
               Less: Current portion of long-term debt                                      44               90
                                                                                -----------------------------------
                                                                                     $   2,087        $   1,338
                                                                                -----------------------------------
                                                                                -----------------------------------


              In November 1998, the Company obtained a US$400 million floating rate facility, the proceeds from which were used to finance the purchase of the Snowflake, Arizona newsprint mill and to finance most of the Company's equity in the Asian Joint Venture (see Note 17(a)). On April 1, 1998, the Company issued US$600 million in long-term unsecured debt. The proceeds were used to repay floating rate term credit facilities. At December 31, 1998, the Company had approximately $500 million of revolving credit available.

              The debt agreements contain certain restrictive financial and other covenants.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

13      LONG-TERM DEBT ...CONTINUED

        (b)   NON-RECOURSE

              The Company's portion of the long-term debt of its U.S. newsprint and other joint ventures is without recourse to the assets of Abitibi-Consolidated Inc. These non-recourse loans are secured by $373 million (1997 - $370 million) of joint venture fixed assets and consist of the following debt:

                                                                                        1998              1997
                                                                                  ------------------------------------
              Alabama
                  LIBOR plus 1.875% term loans, rising to LIBOR plus 2% in 1999, maturing in 2002, with quarterly principal repayments of
                      US$2.5 million (US$129 million; 1997 - US$139 million)           $     198        $     199
              Alabama Recycling
                  10.50% senior notes, maturing in 2008 (US$12 million;
                      1997 - US$12 million)                                                   18               17
              Augusta
                  10.01% senior notes, maturing in 2007 (US$25 million;
                      1997 - US$25 million)                                                   38               36
                  7.7% senior notes, maturing in 2007 (US$25 million;
                      1997 - US$25 million)                                                   38               36
              Other                                                                           36               23
                                                                                  ------------------------------------
                                                                                             328              311
              Less: Current portion of long-term debt                                         18               17
                                                                                  ------------------------------------
                                                                                       $     310        $     294
                                                                                  ------------------------------------
                                                                                  ------------------------------------


              At December 31, 1998, Alabama had interest rate agreements with major banks, which expire in 1999 and 2000, that provide an effective interest rate of 9.7% (1997 - 9.6%) on $57 million of the $198 million non-recourse debt outstanding (1997 - $71 million of $199 million). In 1998, the effective interest rate on the Alabama debt was 8.9% (1997 - 9.1%).

              Augusta has a line of credit of US$13 million bearing prevailing market interest rates. This line of credit was undrawn at December 31, 1998 and 1997.

              Partnership distributions are subject to certain restrictions until these loans are repaid in accordance with the loan agreements.

              In 1999, Alabama may not be in compliance with certain debt covenants under certain circumstances. The outcome of these matters is not determinable. The assets less the liabilities of Alabama included in the consolidated financial statements were $32 million at December 31, 1998.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

13      LONG-TERM DEBT ...CONTINUED

        (c) Scheduled long-term debt repayments are as follows:

                                        RECOURSE        NON-RECOURSE
                                          DEBT              DEBT
                                    ------------------------------------
               1999                     $        44      $       18
               2000                             110              18
               2001                             106              28
               2002                              95             158
               2003                             663              25
               Thereafter                     1,113              81
                                    ------------------------------------
                                        $     2,131      $      328
                                    ------------------------------------
                                    ------------------------------------


        (d) The estimated fair value of the long-term debt at the year-end dates is as follows and has been determined based on management's best estimate of the fair value to renegotiate debt with similar terms at the respective year-end dates:

                                           1998             1997
                                    -----------------------------------
               Recourse                 $   2,112        $   1,433
               Non-recourse                   347              324
                                    -----------------------------------
                                        $   2,459        $   1,757
                                    -----------------------------------
                                    -----------------------------------

14      CAPITAL STOCK

        (a) The Company continued under the Canada Business Corporations Act pursuant to the amalgamation referred to in Note 1, and is authorized to issue an unlimited number of preferred shares and common shares.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

14      CAPITAL STOCK ...CONTINUED

        (b)   Common shares

                                                             1998                 1997                1996
                                                    ---------------------------------------------------------------
                                                    MILLIONS       $     MILLIONS       $     MILLIONS
                                                    OF SHARES            OF SHARES            OF SHARES      $
                                                    ---------------------------------------------------------------
               Common shares, beginning of year      194.2     $ 2,599     193.6     $ 2,595    191.8    $ 2,570
               Shares issued for:
                  Conversion of convertible
                     subordinated debentures           -             -       -             -      1.6         24
                  Exercise of stock options            0.1           1       0.6           4      0.2          1
               Shares purchased and cancelled for
                  $75 million                         (3.8)        (50)      -             -        -          -
                                                    ---------------------------------------------------------------
               Common shares, end of year            190.5     $ 2,550     194.2     $ 2,599    193.6    $ 2,595
                                                    ---------------------------------------------------------------
                                                    ---------------------------------------------------------------

              The $25 million excess of purchase price over the average stated capital of shares purchased and cancelled in 1998 was charged to retained earnings. At December 31, 1998, the Company had 4.6 million (1997 - 3.3 million; 1996 - 3.7 million) management stock options outstanding. These options are exercisable at prices between $14.25 and $22.69 and expire between 1999 and 2008.

              The payment of a cash dividend on the Company's common stock is restricted under certain debt agreements. The Company satisfied all the conditions of the debt agreements prior to declaring dividends.

        (c)   Preferred shares

                                                            1997                 1996
                                                    -------------------------------------------
                                                      MILLIONS           MILLIONS
                                                         OF                 OF
                                                       SHARES      $      SHARES        $
                                                    -------------------------------------------
               Preferred shares, beginning of year       0.9     $  10      5.5      $  110
               Shares redeemed and cancelled            (0.9)      (10)    (4.6)       (100)
                                                    -------------------------------------------
               Preferred shares, end of year             -       $   -      0.9      $   10
                                                    -------------------------------------------
                                                    -------------------------------------------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

15      PENSION PLANS

        The Company primarily has contributory, defined benefit pension plans that provide benefits based on length of service and final average earnings. The Company has an obligation to ensure that these plans have sufficient funds to pay the benefits earned. The Company's contributions are made in accordance with the annual regulatory contribution requirements.

        At December 31, the funded status, on an accounting basis, of the Company pension plans is:

                                                                                        1998        1997
                                                                                  ---------------------------
        Market value of assets                                                     $   1,977     $   1,918
        Actuarial present value of accumulated plan benefits based on current service and compensation levels:
               Vested                                                                  1,639         1,498
               Non-vested                                                                 63            56
                                                                                  ---------------------------
                                                                                       1,702         1,554
                                                                                  ---------------------------
        Excess of market value of assets over accumulated
           benefit obligations                                                     $     275     $     364
                                                                                  ---------------------------
                                                                                  ---------------------------


        In 1998, pension plan assets were increased by Company and employee contributions of $40 million (1997 - $47 million) and pension plan investment gains of $148 million (1997 - $284 million). The plan assets were reduced by benefit payments of $122 million (1997 - $116 million) and $7 million (1997 - $8 million) paid for pension fund expenses.

        On a going concern basis, using assumptions required by regulatory authorities, the pension plans had an aggregate unfunded liability of $25 million (1997 - $28 million) at the time of the latest actuarial valuation reports.

16      FINANCIAL INSTRUMENTS

        The Company is subject to foreign exchange exposures which arise from its foreign currency sales and international operations. Of the Company's 1998 net sales, 84% was U.S. dollar denominated; and 69% of its non-North American sales was U.S. dollar denominated, with the remainder in local currencies.

        The Company partially manages its foreign exchange exposure with a program of foreign exchange forward contracts with major banks as counterparties for periods of up to 5 years. The Company has set a maximum of 20% of its foreign exchange forward contracts which may be outstanding with any one bank.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

16      FINANCIAL INSTRUMENTS ...CONTINUED

        The Company had the following U.S. dollar foreign exchange forward contracts outstanding at December 31 for the purchase of foreign currencies:

                      AVERAGE U.S. DOLLAR CONTRACT RATE      AMOUNT OF CONTRACT U.S. DOLLARS
                                TO BUY $1 CDN.                         (MILLIONS)
                      -----------------------------------  ------------------------------------
                            1998              1997               1998              1997
        1998             -                 75.36 CENTS         $      -           $   844
        1999            73.07 CENTS        75.68 CENTS         $    927           $   476
        2000            73.19 CENTS        76.03 CENTS         $    670           $   338
        2001            72.36 CENTS        76.19 CENTS         $    574           $   219
        2002            71.51 CENTS        74.48 CENTS         $    526           $   142
        2003            68.36 CENTS          -                 $    449           $     -
                      -----------------------------------  ------------------------------------
                      -----------------------------------  ------------------------------------

        At December 31, 1998, the Company would have had to pay $401 million (1997 - $205 million) to settle its then outstanding U.S. foreign exchange forward contracts and other financial instruments. If the Company settled these contracts in the future, any gain or loss would be recorded in earnings when the hedged revenue is earned. A related tax liability or benefit would be recorded at the time of recognition of any such gains or losses. The unrecorded tax benefit as at December 31, 1998 was $132 million (1997 - $67 million). Fair value has been determined based on quoted rates from financial institutions.

17      COMMITMENTS

        (a)   ASIAN JOINT VENTURE

              On February 2, 1999, the Company, Norske Skogindustrier ASA and Hansol Paper Co. Ltd. entered into a joint venture to create the largest newsprint company in the Asian Pacific region. The joint venture, equally owned by each venturer, purchased Hansol Paper Co. Ltd.'s Korean and Chinese newsprint mills as well as Norske Skogindustrier ASA's newsprint mills in Korea and Thailand for a price of approximately US$1.3 billion. The Company's equity share of the purchase price was US$200 million, with the remainder to be financed by joint venture non-recourse debt. At year-end, the Company had drawn US$150 million on a credit facility to fund its equity in this venture. As a result, this amount has been presented as restricted cash on the consolidated balance sheet.

        (b)   LEASE COMMITMENTS

              As at December 31, 1998, the Company has operating lease agreements for the rental of property, equipment and the charter of cargo vessels. The minimum annual rental payments under these leases are as follows:

              1999                         $   16
              2000                             16
              2001                             14
              2002                             13
              2003                             12
              Thereafter                       32
                                           ------
                                           $  103
                                           ------
                                           ------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

18      CONTINGENT LIABILITIES AND YEAR 2000

        CONTINGENT LIABILITIES
        (a) The Company and its U.S. subsidiary, Abitibi-Price Corporation, have been named as defendants in several lawsuits, including purported class actions, filed on behalf of homeowners in the United States relating to certain hardboard siding products which were manufactured by Abitibi-Price Corporation prior to October 1992. In each of the lawsuits, the plaintiffs generally allege that Abitibi-Price Corporation's hardboard siding was defective for the purposes for which it was sold. The Company denies this allegation and is vigorously defending the claims made in these actions.

        (b) The Company and its indirect U.S. subsidiary, Abitibi Consolidated Sales Corporation, were named as defendants in a lawsuit filed in the Federal Court of the State of Alabama. The lawsuit was filed allegedly on behalf of the Company's joint venture partnership, Alabama River Newsprint Company, and the partnership's two corporate partners, including Parsons & Whittemore Alabama Newsprint Corp. In the lawsuit, the plaintiff alleged a breach of the sales agreement with respect to the promotion and volume of sales of the joint venture partnership mill. In December 1998, the plaintiff was awarded US$29.4 million in damages plus interest. The Company continues to deny these allegations and intends to appeal this award. The Company, however, has recorded a provision for its share of the cost relating to the December 1998 judgement.

              In addition, a lawsuit was filed in the State Court of the State of Alabama against the Company's indirect subsidiary, Abitibi-Price Alabama Corporation, alleging a breach of fiduciary duty to its joint venture partner. This lawsuit appears to seek substantial damages in a trial by jury. It is not possible at this time to quantify meaningfully the amount of, or the range of, damages implicated by plaintiffs' claim.

              Management cannot at this time assess the likelihood that the Company will incur a further loss or obtain an unfavourable result in connection with these matters.

        (c) On September 20, 1996, a motion of permission to lodge a class action suit against the Company was filed with the Superior Court of the Chicoutimi District ("Superior Court") with respect to the Saguenay floods of July 1996. On October 20, 1997, the Superior Court granted the motion permitting a class action suit to be filed against the Company. To date no such class action suit has been filed. The Company is insured against such potential claims up to a maximum of $100 million which the Company believes to be sufficient.

        (d) The Company is subject to a number of other unrelated claims in respect of which either an adequate provision has been made or for which no material liability is expected.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

18      CONTINGENT LIABILITIES AND YEAR 2000 ...CONTINUED

        YEAR 2000
        The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed including systems failures or interruptions where manufacturing, processing, communication or transportation facilities are involved. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed by the Company and its business partners, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

19      RELATED PARTY TRANSACTIONS

        The Company undertakes a number of transactions with its major shareholder, Stone Container (Canada) Inc. (Stone Container), and its affiliated companies.

        The following table summarizes the transactions between the Company and related parties which are in the normal course of business at normal trade terms:

                                                                                    1998        1997        1996
                                                                                --------------------------------------
        Newsprint sales to a Stone Container affiliate                             $   -      $    -       $  32
        Pulp purchases from Stone Container and affiliates                             1          15          15
        Newsprint brokerage commissions from a Stone Container affiliate              10          10          11
        Expenses charged to Stone Container for services                              11           6           4
        Expenses charged by a Stone Container affiliate for services                   -           -           2
                                                                                --------------------------------------
                                                                                --------------------------------------


20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada which, in the case of the Company, conform in all material respects with U.S. GAAP, with the following material exceptions:

        (a) The Company includes in earnings gains and losses on U.S. dollar debt hedged by anticipated future revenue when the revenue is earned. Under U.S. GAAP, any unrealized exchange gains or losses on U.S. dollar debt hedged by anticipated future revenue would be recognized in income immediately.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        (b) The Company has outstanding foreign exchange forward contracts which it designates as a hedge of anticipated future revenue. Under U.S. GAAP, any unrealized gains or losses on such foreign exchange forward contracts would be recognized in income immediately.

              In 1998, FASB Statement 133 was issued in the United States. This statements addresses accounting and disclosure requirements for derivative instruments and hedging activities. The Company is required to adopt the statement at the latest in fiscal year 2000. Management believes that this new standard, which can only be adopted on a prospective basis, may allow it to designate foreign exchange forward contracts as hedges of anticipated future revenue and effectively record gains or losses on such contracts in earnings when the revenue is earned, consistent with Canadian GAAP.

        (c) The Company follows the deferral method of accounting for income taxes. Under U.S. GAAP, the asset and liability method of accounting for income taxes would be used.

        (d) The Company accounts for its joint venture investments using the proportionate consolidation method. Under U.S. GAAP, these joint ventures would be accounted for using the equity method.

        (e) The amalgamation of Abitibi-Price and Stone-Consolidated was accounted for as a pooling of interests. Under U.S. GAAP, the amalgamation would be accounted for by Stone-Consolidated using the purchase method and the results of Abitibi-Price's operations would be included from the date of amalgamation. As a result, the Company's consolidated financial statements prepared in accordance with U.S. GAAP reflect only the operations of Stone-Consolidated for fiscal year 1996. For fiscal year 1997, the consolidated financial statements reflect only the operations of Stone-Consolidated up to May 30, 1997 and the combined operations of Abitibi-Price and Stone-Consolidated for the remainder of the year. The amalgamation plan required the consolidation of the head offices and sales offices of the two companies. These activities were substantially completed by December 1997. The costs of this consolidation and certain other costs relating to the amalgamation were expensed or charged to retained earnings under Canadian GAAP. Under the purchase method, certain of these costs amounting to $83 million on a pre-tax basis (of which $61 million was expensed and $22 million was charged to retained earnings under Canadian
              GAAP) would be capitalized and would increase the amount of recorded goodwill which is being amortized over 40 years.

              In 1998, machine closure and related costs of $40 million (pre-tax) and a gain on disposition of discontinued operations of $45 million (after-tax) were recorded under Canadian GAAP. Under the purchase method, the assets related to these items were recorded at fair value in 1997. As well, included in the $40 million is $11 million of severance accruals which do not meet the requirements for recognition under U.S. GAAP. Therefore, under U.S. GAAP, machine closure and related costs are $49 million (pre-tax) and the loss on disposition of discontinued operations is $5 million (after-tax).

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        The allocation of the purchase price of Abitibi-Price is as follows:

           Assets acquired
           Current assets                                                                            $     712
           Fixed assets                                                                                  1,354
           Goodwill                                                                                        903
           Investments and other assets, including $100 million of fair value increment
              relating to equity investment                                                                323
                                                                                                   -------------
                                                                                                         3,292
           Liabilities assumed
           Current liabilities                                                                             434
           Long-term debt                                                                                  633
           Deferred income taxes                                                                           180
           Other                                                                                            82
                                                                                                   -------------
                                                                                                         1,329
                                                                                                   -------------
           Net assets acquired for fair value consideration of 89.2 million
               common shares of the Company                                                          $   1,963
                                                                                                   -------------
                                                                                                   -------------

        The following pro forma selected financial information shows the results as though the acquisition of Abitibi-Price had been made as of January 1, 1996. The pro forma 1997 results include non-recurring expenses and write-off of redundant fixed assets on a pre-tax basis of $55 million relating to the amalgamation and an extraordinary item for debt extinguishment costs, net of taxes, of $40 million.

                                                                                           PRO FORMA
                                                                                     1997             1996
                                                                              ------------------------------------
                                                                                          (unaudited)
            Net sales                                                              $     3,779       $     4,080
            Operating profit from continuing operations                                     49               410
            Earnings (loss) from continuing operations                                    (157)              228
            Net earnings (loss)                                                           (205)              234
            Per common share (in dollars)
               Earnings (loss) from continuing operations                                (0.81)             1.18
               Net earnings (loss)                                                       (1.06)             1.21
                                                                              ------------------------------------
                                                                              ------------------------------------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        The following financial information is presented in accordance with U.S. GAAP, reflecting the adjustments disclosed above. The Company's operating results are reported in four segments: newsprint, value-added groundwood paper, kraft pulp and lumber, and newsprint purchased and resold and commissions.


        Newsprint is used to print newspapers and advertising flyers and the demand is determined by circulation and advertising. Value-added groundwood paper is used by commercial printers, converters, advertisers and publishers to produce advertising inserts, books, telephone directories, business forms, magazines and catalogues.

        Most of the Company's products are marketed globally with a significant concentration in the U.S.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        CONSOLIDATED EARNINGS
        YEAR ENDED DECEMBER 31

                                                                                     1998         1997        1996
                                                                                --------------------------------------
        Gross sales                                                               $   3,746   $   3,466   $   2,286
        Freight expenses                                                                316         320         149
                                                                                 --------------------------------------
        NET SALES                                                                     3,430       3,146       2,137
        Cost of sales                                                                 2,801       2,617       1,606
        Depreciation and amortization                                                   343         270         176
        Selling, general and administrative expenses                                    167         122          52
        Restructuring and other unusual expenses                                         76          10           -
        Non-recurring expenses relating to the amalgamation (NOTE (i))                    -          42           -
                                                                                 --------------------------------------
        OPERATING PROFIT FROM CONTINUING OPERATIONS                                      43          85         303
        Interest expense on long-term debt                                              104          77          72
        Write-off of redundant fixed assets relating to the amalgamation
             (NOTE (i))                                                                   -          13           -
        Unusual items                                                                    16           -         (22)
        Other expense (income), net (NOTE (ii))                                         364         134         (12)
                                                                                 --------------------------------------
        EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
             INCOME TAXES                                                              (441)       (139)        265
        Recovery of (provision for) income taxes (NOTE (iii))                            98          30         (89)
                                                                                 --------------------------------------
        EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                     (343)       (109)        176
        EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME
            TAX EXPENSE (NOTE (vii))                                                      -           7           -
                                                                                 --------------------------------------
        EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEMS                                     (343)       (102)        176
        Extraordinary items
            Debt extinguishment costs, net of deferred income tax recovery
                of $19 million in 1997                                                    -          40           -
                                                                                 --------------------------------------
        NET EARNINGS (LOSS) FOR THE YEAR                                            $  (343)   $    (142)  $    176
                                                                                 --------------------------------------
                                                                                 --------------------------------------
        PER BASIC COMMON SHARE (in dollars)
             Earnings (loss) from continuing operations                             $ (1.79)   $  (0.70)   $   1.68
             Earnings from discontinued operations                                        -        0.04           -
             Earnings (loss) before extraordinary items                               (1.79)      (0.66)       1.68
             Extraordinary items                                                          -       (0.25)      (0.39)
             Net earnings (loss)                                                      (1.79)      (0.91)       1.68
        WEIGHTED AVERAGE NUMBER OF COMMON SHARES
             OUTSTANDING (millions)                                                   192.0       156.8       104.7
                                                                                 --------------------------------------
                                                                                 --------------------------------------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        CONSOLIDATED RETAINED EARNINGS (DEFICIT)
        YEAR ENDED DECEMBER 31

                                                                                      1998         1997        1996
                                                                                  --------------------------------------
        RETAINED EARNINGS, BEGINNING OF YEAR                                        $      135   $     335   $     159
            Net earnings (loss) for the year                                              (343)       (142)        176
            Dividends declared                                                             (77)        (58)          -
                                                                                  --------------------------------------
        RETAINED EARNINGS (DEFICIT), END OF YEAR                                    $     (285)  $     135   $     335
                                                                                  --------------------------------------
                                                                                  --------------------------------------

         CONSOLIDATED COMPREHENSIVE INCOME
         YEAR ENDED DECEMBER 31

                                                                                      1998         1997        1996
                                                                                  --------------------------------------
        Net earnings (loss) for the year                                            $     (343)  $    (142)  $     176
        Other comprehensive income, net of tax
            Foreign currency translation adjustments                                        26           -          28
            Minimum pension liability adjustment                                           (72)          -           -
                                                                                  --------------------------------------
        Consolidated comprehensive income (loss)                                    $     (389)  $    (142)  $     204
                                                                                  --------------------------------------
                                                                                  --------------------------------------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        CONSOLIDATED BALANCE SHEETS
        DECEMBER 31

                                                                          1998              1997
                                                                    ------------------------------------
        ASSETS

        CURRENT ASSETS
            Cash and deposits                                            $       130      $        38
            Accounts receivable                                                  553              484
            Inventories (NOTE (iv))                                              407              402
            Prepaid expenses                                                      32               28
            Current assets of discontinued operations (NOTE (vii))                 -              232
                                                                    ------------------------------------
                                                                               1,122            1,184

        FIXED ASSETS (NOTE (v))                                                4,034            3,734
        RESTRICTED CASH                                                          230                -
        INVESTMENTS AND OTHER ASSETS (NOTE (vi))                                 386              265
        DEFERRED PENSION COST                                                    106              160
        GOODWILL                                                               1,473            1,532
        NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (NOTE (vii))                 -               91
                                                                    ------------------------------------
                                                                         $     7,351      $     6,966
                                                                    ------------------------------------
                                                                    ------------------------------------

        LIABILITIES

        CURRENT LIABILITIES
            Accounts payable and accrued liabilities
                Continuing operations                                    $       749      $       662
                Discontinued operations                                            -               92
            Dividends payable                                                     19               19
            Current portion of long-term debt - recourse                          44               90
            Unrealized loss on foreign exchange forward contracts                140               72
                                                                    ------------------------------------
                                                                                 952              935

        LONG-TERM DEBT - RECOURSE                                              2,087            1,338
        DEFERRED INCOME TAXES                                                    322              441
        UNREALIZED LOSS ON FOREIGN EXCHANGE FORWARD CONTRACTS                    261              106
        OTHER                                                                    193               70
                                                                    ------------------------------------
                                                                               3,815            2,890
                                                                    ------------------------------------
        SHAREHOLDERS' EQUITY

        COMMON SHARES (NOTE (viii))                                            3,849            3,923
        RETAINED EARNINGS (DEFICIT)                                             (285)             135
        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                            (28)              18
                                                                    ------------------------------------
                                                                               3,536            4,076
                                                                    ------------------------------------
                                                                         $     7,351      $     6,966
                                                                    ------------------------------------
                                                                    ------------------------------------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
DECEMBER 31, 1998, 1997 AND 1996
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)


20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        CHANGES IN CONSOLIDATED CASH POSITION
        YEAR ENDED DECEMBER 31

                                                                                         1998         1997        1996
                                                                                     --------------------------------------
       OPERATING ACTIVITIES
           Net earnings (loss) for the year                                             $    (343)  $    (142)  $     176
           Depreciation                                                                       298         234         155
           Goodwill amortization                                                               45          36          21
           Unrealized loss on foreign exchange forward contracts                              223         117           -
           Unrealized loss on translation of long-term debt                                    69           -           -
           Equity earnings from joint ventures                                                (41)        (12)          -
           Provision for (recovery of) deferred income taxes                                  (86)        (53)         63
           Non-recurring expenses relating to the amalgamation                                  -          54           -
           Restructuring expenses                                                              49          10           -
           Other non-cash items                                                                37          13           -
           Changes in non-cash operating working capital components
                Decrease (increase) in current assets
                      Accounts receivable                                                     (25)        152          71
                      Inventories                                                              18          79         (93)
                      Prepaid expenses                                                         (4)         10          (4)
                (Decrease) increase in accounts payable and accrued liabilities                61          32          29
                                                                                     --------------------------------------
       Cash generated by operating activities                                                 301         530         360
                                                                                     --------------------------------------

       FINANCING ACTIVITIES
           Increase in long-term debt and bank indebtedness                                 1,713       1,246         377
           Repayment of long-term debt and bank indebtedness                               (1,093)     (1,373)      (309)
           Purchase of common shares for cancellation                                         (75)          -           -
           Debt issuance costs                                                                 (8)          -           -
           Preferred shares redeemed and cancelled                                              -           -        (100)
           Dividends paid to common shareholders                                              (77)        (39)          -
           Other                                                                                -           8           -
                                                                                     --------------------------------------
       Cash generated by (used in) financing activities                                       460        (158)        (32)
                                                                                     --------------------------------------

       INVESTING ACTIVITIES
           Additions to fixed assets                                                         (245)       (354)       (327)
           Proceeds on sale of discontinued operations                                        246           -           -
           Acquisitions                                                                      (408)          -           -
           Restricted cash                                                                   (230)          -           -
           Decrease (increase) in investments and other assets                                (32)         (7)         10
                                                                                     --------------------------------------
       Cash used in investing activities                                                     (669)       (361)       (317)
                                                                                     --------------------------------------
       INCREASE IN CASH DURING THE YEAR                                                        92          11          11
       CASH AND DEPOSITS, BEGINNING OF YEAR                                                    38          27          16
                                                                                     --------------------------------------
       CASH AND DEPOSITS, END OF YEAR                                                   $     130   $      38   $      27
                                                                                     --------------------------------------
                                                                                     --------------------------------------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        NOTES TO FOREGOING CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        (i)   AMALGAMATION COSTS

        Charges relating to the amalgamation were expensed in 1997 as follows:

        Employee severance and related expenses                                             $       14
        Moving expenses                                                                              3
        Pension plan settlement expense                                                             15
        Other                                                                                       10
                                                                                       -------------------
        Non-recurring expenses                                                                      42
        Write-off of redundant fixed assets                                                         13
                                                                                       -------------------
                                                                                            $       55
                                                                                       -------------------
                                                                                       -------------------

        (ii)  OTHER EXPENSE (INCOME), NET

                                                                        1998         1997        1996
                                                                    --------------------------------------
        Equity earnings from joint ventures                         $     (41)  $     (12)  $       -
        Interest income                                                   (19)        (10)          -
        Foreign exchange loss including loss on foreign exchange
           forward contracts                                              399         146           -
        Discounts on sales of accounts receivable                          12           3           -
        Other                                                              13           7         (12)
                                                                    --------------------------------------
                                                                    $     364   $     134   $     (12)
                                                                    --------------------------------------
                                                                    --------------------------------------

                                                                     30

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        NOTES TO FOREGOING CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        (iii) INCOME TAXES

        The Company's recovery of (provision for) income taxes and effective income tax rate are:

                                                                                  1998         1997        1996
                                                                              ---------------------------------------
        Earnings (loss) from continuing operations before income taxes
           and extraordinary items                                                $  (441)    $  (139)    $  265
        Recovery of (provision for) income taxes                                       98          30        (89)
        Effective income tax rate                                                      22%         22%         34%
                                                                              ---------------------------------------
                                                                              ---------------------------------------

        Reconciliation to statutory tax rate
         Average combined Canadian federal/provincial income tax rate                  38%         39%         39%
         Manufacturing and processing allowances                                       (7)         (7)         (4)
         Non-deductible goodwill amortization                                          (5)        (10)          2
         Canadian large corporations tax                                               (3)         (5)          2
         Difference in tax rates for foreign subsidiaries                               1           2           -
         Income tax rate adjustment                                                     -           -          (3)
         Other                                                                         (2)          3          (2)
                                                                              ---------------------------------------
        Effective income tax rate                                                      22%         22%         34%
                                                                              ---------------------------------------
                                                                              ---------------------------------------

        The earnings (loss) from continuing operations before income taxes and extraordinary items consists of the following:

                                                                                  1998         1997        1996
                                                                              ---------------------------------------
         Canada                                                                   $    (480)  $    (157)  $     204
         U.S.                                                                            32           3          13
         U.K.                                                                             7          15          48
                                                                              ---------------------------------------
         Earnings (loss) from continuing operations before
             income taxes and extraordinary items                                 $    (441)  $    (139)  $     265
                                                                              ---------------------------------------
                                                                              ---------------------------------------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)


20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        NOTES TO FOREGOING CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        The provision for (recovery of) income taxes consists of the following:

                                                                                  1998         1997        1996
                                                                              --------------------------------------
        Current
           Canada                                                                $      11   $      13   $      20
           U.S.                                                                          -           -           6
           U.K.                                                                          -           -           -
                                                                              --------------------------------------
                                                                                        11          13          26
                                                                              --------------------------------------

        Deferred
           Canada                                                                     (123)        (56)         48
           U.S.                                                                         12           7          (1)
           U.K.                                                                          2           6          16
                                                                              --------------------------------------
                                                                                      (109)        (43)         63
                                                                              --------------------------------------
        Provision for (recovery of) income taxes                                 $     (98)  $     (30)  $      89
                                                                              --------------------------------------
                                                                              --------------------------------------

        The components of the deferred taxes are:
                                                                                       1998              1997
                                                                                 ------------------------------------
        Deferred tax assets
           Loss carryforwards                                                         $      170       $      168
           Unrealized loss on foreign exchange forward contracts                             131               57
           Minimum pension liability                                                          36                -
           Other                                                                             113               48
                                                                                 ------------------------------------
                                                                                             388              265
                                                                                 ------------------------------------
        Deferred tax liabilities
           Depreciation and amortization                                                     638              629
           Pension                                                                            32               47
                                                                                 ------------------------------------
        Total deferred tax liability                                                         670              676
                                                                                 ------------------------------------
        Deferred tax liability - net                                                  $      322       $      441
                                                                                 ------------------------------------
                                                                                 ------------------------------------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        NOTES TO FOREGOING CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        (iv)  INVENTORIES

                                                                                       1998             1997
                                                                                 -----------------------------------
        Finished goods                                                                $     118        $     133
        Materials and supplies                                                              208              186
        Pulpwood                                                                             81               83
                                                                                 -----------------------------------
                                                                                      $     407        $     402
                                                                                 -----------------------------------
                                                                                 -----------------------------------

        (v)   FIXED ASSETS

                                                              1998                             1997
                                                 ---------------------------------  ---------------------------------
                                                            ACCUMULATED   NET BOOK            ACCUMULATED  NET BOOK
                                                    COST   DEPRECIATION     VALUE     COST   DEPRECIATION    VALUE
                                                 ---------------------------------  ---------------------------------
        Property, plant and equipment             $  4,967  $     980    $   3,987  $   4,383  $    698    $  3,685
        Timberlands                                     74         27           47         74        25          49
                                                 ---------------------------------  --------------------------------
                                                  $  5,041  $   1,007    $   4,034  $   4,457  $    723    $  3,734
                                                 ---------------------------------  ---------------------------------
                                                 ---------------------------------  ---------------------------------

        (vi)  INVESTMENTS AND OTHER ASSETS

                                                                                          1998              1997
                                                                                    ------------------------------------
        Investment in joint ventures                                                     $     213        $     203
        Deferred financing charges                                                              60               14
        Other                                                                                  113               48
                                                                                    ------------------------------------
                                                                                         $     386        $     265
                                                                                    ------------------------------------
                                                                                    ------------------------------------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        NOTES TO FOREGOING CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        (vii) DISCONTINUED OPERATIONS

        The net assets of the Office Products Division, previously owned by Abitibi-Price, were recorded at estimated fair market value at May 30, 1997 as part of the business combination of Abitibi-Price and Stone-Consolidated.

        The following amounts related to discontinued operations have been included in the U.S. GAAP financial statements:

                                                                                       1998              1997
                                                                                  ---------------------------------
        Cash                                                                        $        -       $       15
        Accounts receivable                                                                  -              111
        Inventories                                                                          -              104
        Prepaid expenses                                                                     -                2
        Goodwill                                                                             -                -
                                                                                  ----------------------------------
        Current assets of discontinued operations                                   $        -       $      232
                                                                                  ----------------------------------
                                                                                  ----------------------------------

        Fixed and other assets                                                      $        -       $       11
        Goodwill                                                                             -               80
                                                                                  ----------------------------------
        Non-current assets of discontinued operations                               $        -       $       91
                                                                                  ----------------------------------
                                                                                  ----------------------------------

                                                                                       1998              1997
                                                                                  ----------------------------------
        Sales                                                                        $     656        $     468
                                                                                  ----------------------------------
                                                                                  ----------------------------------

        Earnings from operations, net of income tax expenses of $2 million
           (1997 - $4 million)                                                       $       5        $       7
        Loss on disposition, net of income tax expense of $18 million, including
           deferred income tax expense of $15 million                                       (5)               -
                                                                                  ----------------------------------
        Earnings from discontinued operations                                        $       -        $       7
                                                                                  ----------------------------------
                                                                                  ----------------------------------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        NOTES TO FOREGOING CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        (viii) CAPITAL STOCK

        (a)    Common shares

                                                               1998                 1997                1996
                                                      ---------------------------------------------------------------
                                                      MILLIONS       $      MILLIONS      $     MILLIONS
                                                      OF SHARES             OF SHARES           OF SHARES      $
                                                      ---------------------------------------------------------------
               Common shares, beginning of year          194.2   $   3,923    104.0   $   1,957     104.0  $   1,957
               Shares issued for:
                  Acquisition of Abitibi-Price                                 89.6       1,962       -            -
                  Exercise of stock options                0.1           1      0.6           4       -            -
               Shares purchased and cancelled at book
                  value for $75 million                   (3.8)        (75)      -            -       -            -
                                                      ---------------------------------------------------------------
               Common shares, end of year                190.5   $   3,849    194.2   $   3,923    104.0   $   1,957
                                                      ---------------------------------------------------------------
                                                      ---------------------------------------------------------------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        NOTES TO FOREGOING CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        (b)   Preferred shares

                                                                                           1996
                                                                            ------------------------------------
                                                                            Millions of shares        $
                                                                            ------------------------------------
               Preferred shares, beginning of year                                   4.6           $   100
               Shares redeemed and cancelled                                        (4.6)             (100)
                                                                            ------------------------------------
               Preferred shares, end of year                                         -             $     -
                                                                            ------------------------------------
                                                                            ------------------------------------

        (c)   Share option plan

              The Company has an employee share option plan for its key employees. Options may be granted for the purchase of up to 7.9% of the issued and outstanding common shares. A total of 15,241,125 common shares have been reserved initially for issuance under the option plan. Prior to the amalgamation, each of Stone-Consolidated and Abitibi-Price maintained respective stock option plans as well. The Stone-Consolidated options granted in 1994 vested on the first anniversary of the date of grant. One-quarter of the Stone-Consolidated options granted in 1995, 1996 and 1997 vest on each of the first, second, third and fourth anniversary dates of the date of grant. These options expire at various dates during the next 10 years. Options granted under the Abitibi-Price plan expire after five years and vest as follows: 30% on each of the first and second anniversaries of the date of grant and 40% on the third anniversary. Prior to 1995, options have been granted under the Abitibi-Price plan that expire after 10 years and vest as follows: 50% on the date of grant and 50% on the first anniversary of the date of grant. No new options under the former plans will be issued. Options granted in 1998 under the Company plan expire after 10 years and vest as follows: one-quarter on each of the first, second, third and fourth anniversaries of the date of grant. At December 31, 1998, 2,470,761 options are exercisable (1997 - 1,705,341; 1996 - 271,761). The weighted average remaining contractual life of all options outstanding at December 31, 1998 is approximately 6.4 years. Options are exercisable at prices ranging from $14.25 to $22.69 per common share. Changes in the number of common shares under option are summarized below.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        NOTES TO FOREGOING CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

                                                             WEIGHTED              WEIGHTED                 WEIGHTED
                                                             AVERAGE                AVERAGE                 AVERAGE
                                                             EXERCISE              EXERCISE                 EXERCISE
                                                  1998        PRICE       1997       PRICE       1996        PRICE
                                              -----------------------  ----------------------  ------------------------
               Outstanding, beginning of year  3,320,947     $  18.25    1,188,606 $  17.13      741,718  $    16.47
               Granted                         1,367,200        18.52      463,500    21.53      528,000       17.78
               Exercised                         (67,698)       12.76     (293,892)   21.22      (11,151)      15.15
               Cancelled                         (22,363)       15.16     (168,590)   18.09      (69,961)      15.30
               Conversion *                            -         -       2,131,323    18.64            -        -
                                               -----------------------  --------------------- -------------------------
               Outstanding, end of year        4,598,086        18.43    3,320,947 $  18.25    1,188,606  $    17.13
                                              ------------------------  --------------------- -------------------------
                                              ------------------------  --------------------- -------------------------

               * Under the amalgamation in 1995, outstanding options for 371,211 common shares of Rainy River were converted into options for 386,060 of the Company's common shares. Of the 386,060 options, 195,220 were granted in 1994 and 190,840 in
                  1995. One-third of these options vest on each of the first, second and third anniversary dates of the date of grant. Under the amalgamation in 1997, outstanding options for 2,144,537 common shares of Abitibi-Price were converted into options for 2,131,323 of the Company's common shares.

                                       OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                        DECEMBER 31, 1998                    DECEMBER 31, 1998
                          ----------------------------------------------   --------------------
                                            WEIGHTED
                                             AVERAGE                                    WEIGHTED
                                            REMAINING      WEIGHTED                     AVERAGE
         RANGE OF             NUMBER       CONTRACTUAL      AVERAGE        NUMBER       EXERCISE
     EXERCISE PRICES        OUTSTANDING       LIFE      EXERCISE PRICE   EXERCISABLE     PRICE
----------------------------------------------------------------------------------------------------
    $14.25 to $18.50         1,908,942      5.6 years       $17.12        1,443,142      $16.83
    $18.51 to $22.69         2,689,144      7.0 years       $19.36        1,027,619      $20.52
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

        (d)    Diluted earnings per share

               Diluted earnings per share reflects the most dilutive effect which would have resulted if the share options had been exercised at the beginning of the year. This would be anti-dilutive therefore no diluted earnings per share is disclosed.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        NOTES TO FOREGOING CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        (ix)  PENSION PLANS

                                                                                    1998             1997
                                                                             ------------------------------------
               Change in benefit obligation
                  Benefit obligation at beginning of year                         $   2,062          $    744
                  Acquisition of Abitibi-Price Inc.                                       -               881
                  Service cost                                                           49                27
                  Interest cost                                                         131               127
                  Past service cost (plan amendment)                                     53                 5
                  Plan participants' contributions                                       15                18
                  Changes in assumptions                                                 44               356
                  Actuarial loss attributable to experience                               -                24
                  Foreign exchange loss                                                  10                 2
                  Benefits paid                                                        (122)             (122)
                                                                             ------------------------------------
                  Benefit obligation at end of year                                   2,242             2,062
                                                                             ------------------------------------


               Change in plan assets
                  Fair value of plan assets at beginning of year                      1,884               788
                  Acquisition of Abitibi-Price Inc.                                       -               905
                  Return on plan assets                                                 141               268
                  Foreign exchange loss                                                   8                 2
                  Employer contributions                                                 23                25
                  Plan participants' contributions                                       15                18
                  Benefits paid                                                        (122)             (122)
                                                                             ------------------------------------
                  Fair value of plan assets at end of year                            1,949             1,884
                                                                             ------------------------------------
               Funded status of the plans                                              (293)             (178)
                  Unrecognized prior service cost                                        96                52
                  Unrecognized actuarial loss                                           394               342
                  Unrecognized transition asset                                         (16)              (20)
                                                                             ------------------------------------
               Net amount recognized                                              $     181         $     196
                                                                             ------------------------------------
                                                                             ------------------------------------

               Amount recognized in the balance sheet consists of:
                  Prepaid benefit cost                                            $     106         $     160
                  Accrued benefit liability                                            (109)                -
                  Intangible asset                                                       52                12
                  Accumulated other comprehensive income (pre-tax)                      132                24
                                                                             ------------------------------------
               Net amount recognized                                              $     181         $     196
                                                                             ------------------------------------
                                                                             ------------------------------------

               The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $1,152 million, $1,015 million and $917 million, respectively as of December 31, 1998, and $490 million, $418 million and $372 million, respectively as of December 31, 1997.

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        NOTES TO FOREGOING CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

              Net pension expense includes the following components:

                                                                                    1998        1997        1996
                                                                                -------------------------------------
              Service cost                                                        $     49   $     27    $      15
              Interest cost                                                            130        127           54
              Expected return on plan assets                                          (161)      (144)         (73)
              Amortization of prior service cost                                         9          7            2
              Recognized net actuarial loss                                             13          5            4
              Amortization of the unrecognized transition obligation                    (3)        (4)           -
                                                                                -------------------------------------
              Net pension expense                                                 $     37   $     18    $       2
                                                                                -------------------------------------
                                                                                -------------------------------------

              Weighted-average assumptions as of December 31:
                                                                                     1998              1997
                                                                             ------------------------------------
               Discount rate                                                         6.00%             6.25%
               Expected return on plan assets                                        8.75%             8.75%
               Rate of compensation increase                                         3.50%             4.00%
                                                                             ------------------------------------
                                                                             ------------------------------------

ABITIBI-CONSOLIDATED INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...CONTINUED
(TABULAR AMOUNTS IN MILLIONS OF CANADIAN DOLLARS)

20 DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ...CONTINUED

        NOTES TO FOREGOING CONSOLIDATED FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

        (x)   ADDITIONAL DISCLOSURES

        CHANGES IN CONSOLIDATED CASH POSITION

                                                            1998         1997        1996
                                                        --------------------------------------
        Cash paid during the year for:
           Interest (net of capitalization)               $      117   $      81   $      72
           Income taxes                                           10           9           9
                                                        --------------------------------------
                                                        --------------------------------------

        CASH AND DEPOSITS
        Cash and deposits consist of cash on hand and balances with banks, and investments in short-term deposits with an original maturity of less than three months.

        ACCOUNTS RECEIVABLE
        The major components of accounts receivable are as follows:

                                                               1998             1997
                                                        ------------------------------------
        Trade                                                $     353          $$   390
        Allowance for doubtful accounts                            (10)              (13)
        Other                                                      210               107
                                                        ------------------------------------
                                                             $     553         $     484
                                                        ------------------------------------
                                                        ------------------------------------

        Financial instruments which potentially subject the Company to concentrations of credit risk are trade receivables which are derived from a diverse group of customers worldwide with a concentration in the U.S. The Company maintains an allowance based on the expected collectibility of the amounts.

        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        The major components of accounts payable and accrued liabilities are as follows:

                                                               1998             1997
                                                        ------------------------------------
        Trade                                                $     506         $     434
        Accrued vacation pay                                        81                64
        Other                                                      162               164
                                                        ------------------------------------
                                                             $     749         $     662
                                                        ------------------------------------
                                                        ------------------------------------

                                                                             40