Form 10-Q
period 1999-06-30
STONE CONTAINER CORP
filed 1999-08-13
CIK 94610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 1999
Commission File Number 1-3439


                           STONE CONTAINER CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                        36-2041256
-------------------------------                   ---------------------------------
(State or other jurisdiction of                   (IRS Employer Identification No.)
incorporation or organization)

               150 North Michigan Avenue, Chicago, Illinois      60601
              --------------------------------------------------------
              (Address of principal executive offices)         (Zip Code)

                                 (312) 346-6600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                  --------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    STONE CONTAINER CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                           ----------------------     ---------------------
                                                                      Predecessor               Predecessor
                                                           ----------------------     ---------------------
(In millions, except per share data)                        1999            1998         1999         1998
-----------------------------------                        ------         -------      -------      -------
Net sales . . . . . . . . . . . . . . . . . . . . . . .    $1,043         $ 1,235      $ 2,106      $ 2,461
Costs and expenses
    Cost of goods sold. . . . . . . . . . . . . . . . .       911           1,100        1,878        2,207
    Selling and administrative expenses . . . . . . . .       100             118          206          230
                                                           ------         -------      -------      -------
      Income from operations. . . . . . . . . . . . . .        32              17           22           24
Other income (expense)
    Interest expense, net . . . . . . . . . . . . . . .       (85)           (117)        (179)        (231)
    Equity income (loss) of affiliates . .  . . . . . .         2             (33)           5          (36)
    Other, net . . . . . . . . . . . .  . . . . . . . .        44             (58)          51          (54)
                                                           ------         -------      -------      -------
    Loss before income taxes and extraordinary.item . .        (7)           (191)        (101)        (297)
Benefit from (provision for) income taxes . . . . . . .        (5)             34           24           71
                                                           ------         -------      -------      -------
    Loss before extraordinary item. . . . . . . . . . .       (12)           (157)         (77)        (226)
Extraordinary Item
    Loss from early extinguishment of debt, net of income
    tax benefit of $1. . . . . . .  . . . . . . . . . .        (1)                          (1)
                                                           ------         -------      -------      -------
      Net loss. . . . . . . . . . . . . . . . . . . . .       (13)           (157)         (78)        (226)
Preferred stock dividends . . . . . . . . . . . . . . .        (2)             (2)          (4)          (4)
                                                           ------         -------      -------      -------
      Net loss applicable to common shares  . . . . . .    $  (15)        $  (159)     $   (82)     $  (230)
                                                           ======         =======      =======      =======

Basic earnings per common share
      Net loss applicable to common shares. . . . . . .    $              $ (1.59)     $            $ (2.30)
                                                           ------         -------      -------      -------
Weighted average shares outstanding . . . . . . . . . .                       100                       100
                                                           ======         =======      =======      =======

Diluted earnings per common share

      Net loss applicable to common shares. . . . . . .    $              $ (1.59)     $            $ (2.30)
                                                           ======         =======      =======      =======
Weighted average shares outstanding . . . . . . . . . .                       100                       100
                                                           ======         =======      =======      =======

See notes to consolidated financial statements.

                                    STONE CONTAINER CORPORATION
                                    CONSOLIDATED BALANCE SHEETS

                                                                          June 30,         December 31,
(In millions, except share data)                                            1999               1998
--------------------------------                                       -----------        ------------
                                                                        (Unaudited)
        Assets

        Current assets
            Cash and cash equivalents. . . . . . . . . . . . . . . . .   $     116          $     137
            Receivables, less allowances of $75 in 1999 and 1998 . . .         538                462
            Inventories

              Work-in-process and finished goods . . . . . . . . . . .         136                123
              Materials and supplies . . . . . . . . . . . . . . . . .         333                422
                                                                          --------           --------
                                                                               469                545
            Refundable income taxes. . . . . . . . . . . . . . . . . .           2
            Deferred income taxes. . . . . . . . . . . . . . . . . . .          38                 38
            Prepaid expenses and other current assets . . . .  . . . .         100                119
                                                                          --------           --------
                 Total current assets . . . . . . . . .  . . . . . . .       1,263              1,301
        Net property, plant and equipment . . . . . . . .  . . . . . .       3,861              3,997
        Timberland, less timber depletion. . . . . . . . . . . . . . .          18                 15
        Goodwill, less accumulated amortization of
            $41 in 1999 and $8 in 1998 . . . . . . . . . . . . . . . .       2,621              2,643
        Investment in equity of non-consolidated affiliates. . . . . .         177                632
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . .         195                205
                                                                          --------           --------
                                                                         $   8,135          $   8,793
                                                                          ========           ========
        Liabilities and Stockholders' Equity

        Current liabilities
            Current maturities of long-term debt . . . . . . . . . . .        $358          $     161
            Accounts payable . . . . . . . . . . . . . . . . . . . . .         354                270
            Accrued compensation and payroll taxes . . . . . . . . . .         134                106
            Interest payable . . . . . . . . . . . . . . . . . . . . .          87                 98
            Other current liabilities . . . . . . . . . . . .  . . . .         153                178
                                                                          --------           --------
                 Total current liabilities . . . . . . . . . . . . . .       1,086                813
        Long-term debt, less current maturities . .  . . . . . . . . .       3,108              3,902
        Other long-term liabilities. . . . . . . . . . . . . . . . . .         720                734
        Deferred income taxes . . . . . . . . . . . . .  . . . . . . .         718                754

        Stockholders' equity
            Series E preferred stock, par value $.01 per share; 10,000,000 shares authorized; 4,599,300 issued and outstanding
              in 1999 and 1998 . . . . . . . . . . . . . . . . . . . .          78                 78
            Common stock, par value $.01 per share; 110,000,000 shares
              authorized, issued and outstanding in 1999 and 1998. . .       2,545              2,545
            Retained earnings (deficit). . . . . . . . . . . . . . . .        (114)               (36)
            Accumulated other comprehensive income (loss). . . . . . .          (6)                 3
                                                                          ---------          --------
                 Total stockholders' equity. . . . . . . . . . . . . .       2,503              2,590
                                                                          =========          ========
                                                                          $  8,135           $  8,793
                                                                          =========          ========

See notes to consolidated financial statements.

                                 STONE CONTAINER CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                                       Predecessor
                                                                                      ------------
Six Months Ended June 30,  (In millions)                                    1999          1998
---------------------------------------                                  --------     ------------
Cash flows from operating activities
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $(78)           $(226)
Adjustments to reconcile net loss to net cash provided by
    (used for) operating activities:
      Extraordinary loss from early extinguishment of debt. . . . . . .        2
      Depreciation and amortization . . . . . . . . . . . . . . . . . .      152              136
      Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .      (38)             (83)
      Non-cash employee benefit expense . . . . . . . . . . . . . . . .        3               20
      Foreign currency transaction (gains) losses . . . . . . . . . . .       (6)               9
      Equity (income) loss of affiliates. . . . . . . . . . . . . . . .       (5)              36
      Change in current assets and liabilities, net of
         effects from acquisitions and dispositions
           Receivables . . . . . . . . . . . . .  . . . . . . . . . . .      (97)               2
           Inventories. . . . . . . . . . . . . . . . . . . . . . . . .       61              (17)
           Prepaid expenses and other current assets. . . . . . . . . .       (2)             (16)
           Accounts payable and other current liabilities . . . . . . .      111               (5)
           Interest payable . . . . . . . . . . . . . . . . . . . . . .      (12)               5
           Income taxes . . . . . . . . . . . . . . . . . . . . . . . .       (3)              (4)
      Other, net . . . . . . . . . . . . . . . . . .  . . . . . . . . .      (46)              66
                                                                           -----            -----
    Net cash provided by (used for) operating activities . . . .  . . .       42              (77)
                                                                           -----            -----

Cash flows from investing activities
    Property additions . . . . . . . . . . . . . .  . . . . . . . . . .      (36)             (68)
    Investments in and advances to affiliates, net . . .  . . . . . . .                       (48)
    Proceeds from sales of assets and investments . . . . . . . . . . .      544                2
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         8
                                                                           -----            -----
    Net cash provided by (used for) investing activities. . . . . . . .      508             (106)
                                                                           -----            -----
Cash flows from financing activities
    Borrowings under bank credit facility . . . . . . . . . . . . . . .                       244
    Payments of debt  . . . . . . . . . . . . . . . . . . . . . . . . .     (574)             (65)
    Proceeds from issuance of common stock . . . . .  . . . . . . . . .                         2
                                                                           -----            -----
    Net cash provided by (used for) financing activities. . . . . . . .     (574)             181
                                                                           -----            -----
Effect of exchange rate changes on cash . . . . . . . . . . . . . . . .        3               (1)
                                                                           -----            -----
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . .      (21)              (3)
Cash and cash equivalents
    Beginning of period . . . . . . . . . . . . . . . . . . . . . . . .      137              113
                                                                           -----            -----
    End of period . . . . . . . . . . . . . . . . . . . . . . . . . . .     $116             $110
                                                                           =====            =====

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

The Company is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"), which was formerly known as Jefferson Smurfit Corporation ("JSC"). On November 18, 1998, Stone was merged with a wholly-owned subsidiary of SSCC (the "Merger"). The Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments, including goodwill, were pushed down and are reflected in the financial statements for the current year. The financial statements for periods ended June 30, 1998, were prepared using Stone's historical basis of accounting and are designated as "Predecessor". The comparability of operating results for the Predecessor period is affected by the purchase accounting adjustments.

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

The litigation related to Stone's purchase of the common stock of Stone Savannah River Pulp and Paper Corporation was settled in July 1999 for a cash payment of $30.6 million. Existing purchase accounting reserves will be adjusted to reflect the settlement.

4. OTHER, NET

On January 21, 1999, the Company sold 16% (approximately 7.8 million shares) of its interest in Abitibi-Consolidated Inc., a Canadian-based manufacturer and marketer of publication paper ("Abitibi") for approximately $80 million. On April 23, 1999, the Company sold its remaining interest (approximately 41 million shares) to an outside third party for net proceeds of approximately $414 million. The proceeds have been applied to debt reduction. The Company recorded a $39 million gain during the second quarter of 1999.

On July 23, 1998, Stone Venepal (Celgar) Pulp, Inc. ("SVCPI"), a non-consolidated Canadian affiliate of the Company, filed for bankruptcy protection. The Company and its partners, after evaluating SVCPI's losses and cash flow under current market conditions, decided to end their relationship with SVCPI. As a result, the Company recorded a one-time write-off of $54 million during the second quarter of 1998. The lenders to SVCPI and any other SVCPI creditors do not have recourse against the Company.

5. NON-CONSOLIDATED AFFILIATES

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America, Europe and Asia. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's significant non-consolidated affiliate at June 30, 1999, is Smurfit-MBI (formerly MacMillan Bathurst, Inc.), a Canadian corrugated container company, in which the Company owns a 50% interest, that had net sales of $98 million and $95 million for the three months, and $182 million and $177 million for the six months ended June 30, 1999 and 1998, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                   Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,
                                                  ---------------------    ------------------
                                                    1999        1998         1999      1998
                                                  --------   ---------     -------   --------
Results of operations (a)

  Net sales.......................................$   213     $  1,062     $ 1,022   $ 2,112
  Cost of sales....................................   173          815         827     1,641
  Income (loss) before income taxes, minority
    interest and extraordinary charges.............     1         (107)        (65)      (57)
  Net income (loss)................................     1          (84)        (49)      (57)

(a) Includes results of operations for each of the Company's affiliates for the period it was accounted for under the equity method.

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

                                                      Three Months Ended          Six Months Ended
                                                            June 30,                  June 30,
                                                      ----------------------      -----------------
                                                               Predecessor                  Predecessor
                                                        1999      1998             1999        1998
                                                       ------   -------           ------       ------
 Net loss . . . . . . . . . . . . . . . . . . . .      $ (13)    $(157)          $ (78)       $ (226)
 Other comprehensive income (loss), net of tax:

    Foreign currency translation . . . . . . . .           2       (44)             (9)          (41)
                                                       -----     ------          -----        ------
 Comprehensive loss. . . . . . . . . . . . . . .       $ (11)    $(201)          $ (87)       $ (267)
                                                       =====     =====           =====        ======

7. EARNINGS PER SHARE

Subsequent to the Merger, earnings per share information is no longer presented because the Company is a wholly-owned subsidiary of SSCC.

The following table sets forth the computation of basic and diluted earnings per share for the Predecessor period:

                                                           Three Months Ended   Six Months Ended
                                                             June 30, 1998        June 30, 1998
                                                           ------------------   ----------------
NUMERATOR:
  Loss from operations...................................        $ (157)           $  (226)
  Less:  Preferred stock dividends.......................            (2)                (4)
                                                                 ------            --------
  Loss applicable to common stockholders.................        $ (159)           $  (230)
                                                                 =======           ========

DENOMINATOR:
  Denominator for basic earnings per share -
    weighted average shares..............................           100                100
  Denominator for diluted earnings per share -
    adjusted weighted average shares.....................           100                100

Basic earnings (loss) per share..........................       $ (1.59)           $ (2.30)
                                                                ========           ========

Diluted earnings (loss) per share........................       $ (1.59)           $ (2.30)
                                                                ========           ========

For the three and six month periods ended June 30, 1998, (1) convertible debt to acquire six million shares of common stock with an earnings effect of $1 million and $3 million, respectively, (2) exchangeable preferred stock to acquire three million shares of common stock with an earnings effect of $2 million and $4 million, respectively, and (3) options and warrants effects of .9 million shares and .4 million shares, respectively, are excluded from the diluted earnings per share computation because they are antidilutive.

8. BUSINESS SEGMENT INFORMATION

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

A summary by business segment follows:

                               Container-
                                 Board &
                               Corrugated     Industrial      Inter-
                               Containers        Bags        National       Other          Total
                              -------------  ------------- ------------- -------------  -------------
Three Months Ended June 30,
   1999
   ----
   Revenues from external
      customers...................$   778      $   126     $   139        $              $ 1,043
   Intersegment revenues...........    39                                                     39
   Segment profit (loss)...........    45            7           6            (65)            (7)

Predecessor
   1998
   ----
   Revenues from external
      customers...................$   963       $  123      $  145        $     4        $ 1,235
   Intersegment revenues...........    49                                                     49
   Segment profit (loss)...........    32            9           7           (239)          (191)


Six Months Ended June 30,
   1999
   ----
   Revenues from external
      customers...................$ 1,552       $  257      $  295        $     2        $ 2,106
   Intersegment revenues..........     77                                                     77
   Segment profit (loss)..........     76           16          15           (208)          (101)

Predecessor
   1998
   ----
   Revenues from external
      Customers...................$ 1,920       $  246      $  289         $    6        $ 2,461
   Intersegment revenues..........    100                                                    100
   Segment profit (loss)..........     49           18          16           (380)          (297)


9. CONTINGENCIES

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

In April 1998, a suit was filed against Stone in Los Angeles Superior Court by Chesterfield Investments L.P. ("Chesterfield"), and D.P. Investments L.P. ("DPI"), alleging that Stone owes such parties approximately $120 million relating to Stone's purchase of common stock of Stone Savannah River Pulp and Paper Corporation ("SSR"). In 1991, Stone purchased the shares of common stock of SSR held by Chesterfield and DPI for approximately $6 million plus a contingent payment payable in March 1998 based upon the post-closing performance of the operations of SSR from 1991 through 1997. Stone concluded a settlement of the case with DPI, which had a 30% interest in the contingent payment, in 1998. Chesterfield continued to pursue the case as to the remaining 70% of the contingent payment, which was settled in July 1999 for a cash payment of $30.6 million. Existing purchase accounting reserves will be adjusted to reflect the settlement.

Stone is a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of Stone and Four M. The OPA requires that Stone and Four M each purchase one half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also requires Stone and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998. On April 2, 1999, FCPC and three related companies filed a Chapter 11 bankruptcy petition in United States Bankruptcy Court in Wilmington, Delaware. All of the obligations of FCPC and the related entities are non-recourse to the Company, and the bankruptcy filing has no effect on any of the indebtedness of the Company or any other subsidiaries of SSCC. On May 10, 1999, the Indenture Trustee with respect to the first mortgage notes of FCPC (the "FCPC Notes") commenced an adversary proceeding in the FCPC bankruptcy case against the Company and certain other parties, including two former officers of the Company, which has been stayed indefinitely by the Court. The complaint contains allegations that the Company violated the provisions of the OPA and a subordinated credit agreement with FCPC, breached certain fiduciary duties owed to the holders of the FCPC Notes, and negligently discharged certain additional duties owed to the holders of the FCPC Notes. While the Company believes that such allegations are without merit, it is unable to predict the likely outcome of this action or its impact on the FCPC bankruptcy proceeding at this time.

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

RESULTS OF OPERATIONS

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


(In millions)                                            Three Months Ended      Six Months Ended
                                                            Ended June 30,           June 30,
                                                         -------------------    -----------------
                                                            1999       1998       1999      1998
                                                         --------   --------    -------   -------
Net sales
   Containerboard and corrugated containers.........     $    778   $    963    $  1,552  $  1,920
   Industrial bag...................................          126        123         257       246
   International....................................          139        145         295       289
   Other operations.................................                       4           2         6
                                                         --------   --------    --------  --------
   Total ...........................................     $  1,043   $  1,235    $  2,106  $  2,461
                                                         ========   ========    ========  ========

Profit (loss)
   Containerboard and corrugated containers.........     $     45   $     32    $     76  $     49
   Industrial bag...................................            7          9          16        18
   International ...................................            6          7          15        16
   Other operations.................................                       1          (1)        1
                                                         --------   --------    --------  --------
   Total operations.................................     $     58   $     49    $    106  $     84
   Other, net.......................................          (65)      (240)       (207)     (381)
                                                         ---------  ---------   --------- --------
   Income (loss) from continuing operations
      before income taxes, extraordinary item
      and cumulative effect of accounting change....     $     (7)  $   (191)   $   (101) $   (297)
                                                         =========  =========   ========= ========

For the three months ended June 30, 1999, net sales for the Company were $1,043 million, a decrease of 16% compared to the same period last year. As shown in the chart below, the decrease in net sales compared to last year was due to lower average sales prices for the Company's primary products, lower sales volume and the closure or sale of operating facilities. Operating profits of $58 million for the three months ended June 30, 1999 were $9 million higher than the comparable period last year. The effect of the lower sales prices on operating profits were offset by a number of factors, including lower fiber and board costs, reduced mill downtime and other improvements in operating performance of the Company's paper mills. Other, net includes corporate revenues and expenses and net interest expense. Other, net cost for the three months ended June 30, 1999 was lower than last year by $175 million due primarily to lower interest cost, reduction in administrative costs, a $39 million gain on the sale of the shares of Abitibi, an improvement in equity earnings of affiliates and a $54 million write-off in 1998 of the Company's interest in Stone Venepal (Celgar) Pulp, Inc. ("SVCPI"). Increases in LIFO expense, depreciation and amortization charges partially offset the improvements in Other, net cost.

For the six months ended June 30, 1999, net sales for the Company were $2,106 million, a decrease of 14% compared to the same period last year. As shown in the chart below, the decrease in net sales compared to last year was due to lower average sales prices for the Company's primary products, lower sales volume and the closure or sale of operating facilities. Operating profits of $106 million for the six months ended June 30, 1999 were $22 million higher than the comparable period last year. The effect of the lower sales prices on operating profits were offset by a number of factors, including lower fiber and board costs, reduced mill downtime and other improvements in operating performance of the Company's paper mills. Other, net cost for the six months ended June 30, 1999 was lower than last year by $174 million due primarily to lower interest cost, reduction in administrative costs, the gain on sale of the shares of Abitibi, an improvement in equity earnings of affiliates and the write-off of SVCPI. Increases in LIFO expense, depreciation and amortization charges partially offset the improvements in Other, net cost.

(In millions)                        Container-
                                      board &
Increase (Decrease)                  Corrugated    Industrial    Inter-         Other
in Net Sales Due to:                 Containers     Bag          national     Operations       Total
-------------------                  ----------    ----------   ---------     ----------       -----
Three Months Ended June 30, 1999 Compared to 1998
-------------------------------------------------

Sales price and product mix........     $    1       $     3     $   (10)       $   (1)      $   (7)
Sales volume.......................       (106)                       11                        (95)
Closed or sold facilities..........        (80)                       (7)           (3)         (90)
                                         -----        ------      ------         -----         ----
   Total increase (decrease).......     $ (185)      $     3     $    (6)       $   (4)      $ (192)
                                         =====        ======      ======         =====         ====

Six Months Ended June 30, 1999 Compared to 1998
-----------------------------------------------

Sales price and product mix........     $  (76)      $     7     $    (4)       $   (1)      $  (74)
Sales volume.......................       (136)            4          18                       (114)
Closed or sold facilities..........       (156)                       (8)           (3)        (167)
                                          ----        ------       -----          ----         ----
   Total increase (decrease).......     $ (368)      $    11     $     6        $   (4)      $ (355)
                                          ====        ======       =====          ====         ====

Containerboard and Corrugated Containers Segment
------------------------------------------------

Net sales of $778 million for the three months ended June 30, 1999 decreased 19% compared to last year and profits increased by $13 million to $45 million. The decline in net sales was due primarily to the permanent closure of linerboard and pulp operations in December 1998 and the sale of the Company's newsprint operation located in Snowflake, AZ (the "Snowflake Mill") in October 1998. As a result of the mill closures, the Company's other paper mills were able to perform at higher operating rates, thereby improving their operating performance. Profits were also favorably impacted by lower board cost and improving sales prices for corrugated containers. Fiber cost began to move higher near the end of the second quarter of 1999, but was lower compared to last year. Cost of goods sold as a percent of net sales decreased to 86% for the three months ended June 30, 1999 compared to 89% for the same period last year due primarily to the shutdown of high cost mill operations and reduced downtime.

Market conditions in the containerboard industry have improved in 1999 and, during the first quarter of 1999, the Company implemented price increases of $50 and $60 per ton for linerboard and medium, respectively. A second price increase was implemented in July, 1999 amounting to $40 per ton for liner and $70 per ton for medium, with a corresponding increase for corrugated containers effective August 1. On average, prices for linerboard and corrugated containers in the second quarter of 1999 were comparable to last year. Containerboard shipments for the second quarter of 1999 decreased 34% compared to last year due to the mill closures. Shipments of corrugated containers during the second quarter of 1999 declined approximately 1% compared to last year due in part to the closure of container plants.

The average prices of kraft paper and pulp in the second quarter of 1999 increased 7% and 2%, respectively, compared to last year. Sales volumes for kraft and pulp declined 4% and 20%, respectively, compared to last year. The sales volume decrease for pulp was due primarily to mill closures. The Company's sales of wood products also declined compared to last year.

Net sales of $1,552 million for the six months ended June 30, 1999 decreased 19% compared to last year and profits increased by $27 million to $76 million. The decline in net sales was due to lower average sales prices, lower sales volume for containerboard and the permanent closures mentioned above. Profits improved due primarily to the improvement in performance of the Company's paper mills and lower external sales of containerboard. Fiber cost in 1999 declined compared to last year. Cost of goods sold as a percent of net sales decreased to 85% for the six months ended June 30, 1999 compared to 90% for the same period last year due primarily to the shutdown of high cost mill operations and reduced downtime. Linerboard prices for the year to date period were lower than last year by 4% and the average price of corrugated containers was lower by 4%. Containerboard shipments for the six months ended June 30, 1999, decreased 30% compared to last year due to the mill closures and shipments of corrugated containers increased approximately 2% compared to last year.

The average prices of kraft paper and pulp for the six months ended June 30, 1999 decreased 5% and 4%, respectively, compared to last year. Sales volumes for kraft and pulp declined 1% and 13%, respectively, compared to last year. The sales volume decrease for pulp was due primarily to the mill closures.

Industrial Bag Segment

Net sales for the three months ended June 30, 1999 were $126 million, an increase of 2%, compared to last year and profit decreased $2 million to $7 million. The increase in net sales was due to higher average sales price and product mix. Cost of goods sold as a percent of net sales increased to 89% for the three months ended June 30, 1999 compared to 88% for the same period last year.

Net sales for the six months ended June 30, 1999 were $257 million, an increase of 4%, compared to last year and profit decreased $2 million to $16 million. The increase in net sales was due to higher average sales price and product mix and higher sales volume. Cost of goods sold as a percent of net sales increased to 89% for the six months ended June 30, 1999 compared to 88% for the same period last year.

International Segment

Net sales for the three months ended June 30, 1999 were $139 million, a decrease of 4%, compared to last year and profit decreased $1 million to $6 million. The decrease in net sales was due to lower average sales prices and the sale of the Company's corrugated operations located in Australia. Exclusive of the Australia operations, shipments of corrugated containers increased 13% compared to the second quarter of last year. Cost of goods sold as a percent of net sales for the three months ended June 30, 1999 was 86%, unchanged from last year.

Net sales for the six months ended June 30, 1999 were $295 million, an increase of 2%, compared to last year and profit decreased $1 million to $15 million. The increase in net sales was due to higher sales volume, which was partially offset by lower average sales prices and the sale of the Australia operations. Exclusive of the Australia operations, shipments of corrugated containers increased 8% compared to the first half of last year. Cost of goods sold as a percent of net sales decreased to 85% for the six months ended June 30, 1999 compared to 86% for the same period last year.

Costs and Expenses

The decreases in costs and expenses compared to last year in the Company's Consolidated Statements of Operations resulted from the shutdown of certain containerboard mill capacity, the sale of the Snowflake Mill, lower fiber costs and reduced overhead costs. Such decreases were partially offset by higher LIFO expense and higher depreciation and amortization charges encompassing push down accounting adjustments related to the Merger. The decreases in the Company's overall cost of goods sold as a percent of net sales for the three months ended June 30, from 89% in 1998 to 87% in 1999, and for the six months ended June 30 from 90% in 1998 to 89% in 1999, were due primarily to the shutdown of high cost mill operations and reductions in mill downtime. Selling and administrative expenses as a percent of net sales for the three months ended June 30, were 10% in each year, and for the six months ended June 30, increased from 9% in 1998 to 10% in 1999 due primarily to lower sales prices in 1999.

Interest expense for the three months and six months ended June 30, 1999 were lower than 1998 by $32 million and $52 million, respectively, due primarily to lower average debt levels outstanding and lower average interest rates in 1999 compared to 1998.

The Company's share of earnings from affiliates reported under the equity method of accounting was $2 million for the three months ended June 30, 1999 compared to a loss of $33 million last year and for the six months ended June 30, 1999 equity earnings were $5 million compared to a loss of $36 million last year. In each case, the improvement was due to elimination of losses related to certain investments that were divested during 1998.

Other income and expense, net for the three months and six months ended June 30, 1999 include a $39 million gain on the sale of Abitibi and foreign exchange gains of $6 million as compared to the same periods in 1998 which included a $54 million write-off of the Company's interest in SVCPI and foreign exchange losses of $8 million.

The Company recorded an income tax benefit of $24 million on a pretax loss of $101 million for the six months ended June 30, 1999. The effective tax rate for the period differed from the Federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

RESTRUCTURING

As explained in the Stone 1998 10-K, in connection with the Merger, certain operations of SSCC were restructured. The preliminary allocation of the cost to acquire the Company included an adjustment to fair value of property, plant and equipment associated with the permanent shutdown of certain facilities owned by the Company in 1998, liabilities for the termination of employees and liabilities for long-term commitments. Such exit liabilities amounted to $117 million, including (1) facility closure costs of $9 million, (2) severance related costs of $14 million, (3) lease commitments of $38 million and (4) other commitments of $56 million. The Company is continuing to evaluate all areas of its business in connection with its Merger integration, including the identification of corrugated container facilities that might be closed. In this regard, the Company has discontinued operations at two of its corrugated container facilities. As part of the Company's evaluation, exit liabilities have been increased by $4 million for the plant closures. Further adjustments to the cost to acquire the Company are expected in 1999 as management finalizes its plans. To date, through June 30, 1999, approximately $30 million (25%) of the exit liabilities were incurred, the majority of which related to severance and other commitments. The remaining cash expenditures will continue to be funded through operations, approximately 42% of which will be paid by the end of 1999, as originally planned.

STATISTICAL DATA

(In thousands of tons, except as noted)          Three Months Ended         Six Months Ended
                                                      June 30,                   June 30,
                                                 ------------------         -----------------
                                                  1998       1999            1998       1999
                                                 ------     ------          -------    ------
Mill production:
   Containerboard.........................        1,059      1,162          2,152      2,319
   Kraft paper............................          115        104            228        213
   Market pulp............................          145        279            292        472
Corrugated shipments (billion sq. ft.)....         15.7       15.8           31.0       30.9
Industrial bag shipments..................          127        127            257        247

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1999 of $42 million, proceeds from the sale of assets of $544 million and available cash of $21 million were used to fund property additions of $36 million and net debt payments of $574 million.

The Company intends to sell or liquidate certain of its non-core businesses. On January 21, 1999, the Company sold 7.8 million shares of its interest in Abitibi for approximately $80 million, and on April 23, 1999, the Company sold its remaining interest in Abitibi for approximately $414 million and recorded a $39 million gain during the second quarter. Proceeds were applied to reduce the Company's debt. The proceeds were sufficient to prepay the entire outstanding balance of the Tranche B term loan and, in accordance with the Credit Agreement (as defined below), the revolving credit maturity date was extended from April 30, 2000 to December 31, 2000.

The Company has a $210 million accounts receivable securitization program (the "Securitization Program") whereby certain trade accounts receivable are sold to Stone Receivables Corporation, a wholly owned, bankruptcy remote, limited purpose subsidiary. The accounts receivable purchases are financed through the issuance of $210 million in term loans with a final maturity of December 15, 2000. In December 1999, the Securitization Program will discontinue the purchase of additional trade accounts receivable and convert to a repayment program in March of 2000. Therefore, the $210 million Securitization Program is classified as a current maturity of long term debt. It is the Company's intention to refinance the Securitization Program in 1999 on terms and conditions similar to the existing program.

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

On January 22, 1999, the Company obtained a waiver from its bank group for non-compliance with certain financial covenant requirements under the Credit Agreement as of December 31, 1998. Subsequently, on March 23, 1999, the Company and its bank group amended the Credit Agreement to further ease certain quarterly financial covenant requirements for 1999.

As mentioned above, the declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreement and certain note indentures. At June 30, 1999, the Company had accumulated dividend arrearages of $18 million related to its preferred stock.

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

At June 30, 1999, the Company had $538 million of unused borrowing capacity under its Credit Agreement and $50 million of unused borrowing capacity under the Securitization Program. The Company believes that cash provided by operating activities, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service and capital expenditures.

YEAR 2000

The Year 2000 problem concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business. The Company believes that, by replacing, repairing or upgrading the systems, the Year 2000 issue can be resolved without material operational difficulties. While it is difficult, at present, to fully quantify the overall cost of this work, the Company expects to spend approximately $11 million through 1999 to correct the Year 2000 problem, of which approximately $7 million has been incurred through June 30, 1999. A large portion of these costs relate to enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the year 2000. The Company has utilized both internal and external resources to evaluate the potential impact of the Year 2000 problem. The Company is funding its Year 2000 effort with cash from operations and borrowings under the Credit Agreements.

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

The Company's operating facilities rely on control systems, which control and monitor production, power, emissions and safety. The inventory, triage and detailed assessment phases for all operating facilities were complete as of the end of the second quarter of 1999. The Company had retained a third party to assist with the verification and validation of these three phases. The Company expects to have substantially completed all phases of its Year 2000 program, for non-IT systems, by the end of the third quarter of 1999. At the end of the second quarter of 1999, 92% of the total inventoried systems were compliant.

The Year 2000 Program Management Office has compiled a list of mission critical vendors. A mission critical vendor is a provider of goods or services without which a facility could not function. Each of the mission critical vendors was surveyed to insure that they are Year 2000 compliant or have a plan in place. Additional evaluation of those vendors, whose failure would have a substantial impact and/or have provided an inadequate response, is ongoing. This process is anticipated to be substantially complete by the end of the third quarter of 1999.

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

While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Company's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Each of the Company's operating facilities is developing a specific contingency plan for their most reasonably likely worst case scenarios. These plans should be substantially complete by the end of the third quarter of 1999. The Company will also seek to take appropriate actions to mitigate the effects of the Company's or significant vendors' failure to remediate the Year 2000 problem in a timely manner, including increasing the inventory of critical raw materials and supplies, increasing finished goods inventories, switching to alternative energy sources, and making arrangements for alternate vendors.

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

Foreign Currency Risk

During the six months ended June 30, 1999 the exchange rates for the Canadian dollar and the German Mark strengthened/(weakened) against the U.S. dollar as follows:

Rate at June 30, 1999 vs. December 31, 1998
      Canadian dollar                                                   3.8 %
      German Mark                                                     (13.4)%
Average Rate for the six months ended June 30, 1999 vs. 1998
      Canadian dollar                                                  (3.7)%
      German Mark                                                      ( .3)%

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a German Mark obligation. The Company recognized foreign currency transaction gains of $6 million for the six months ended June 30, 1999 compared to a loss of $8 million for the same period last year.

Interest Rate Risk

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the six months ended June 30, 1999.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 1998, a suit was filed against Stone in Los Angeles Superior Court by Chesterfield Investments L.P. ("Chesterfield"), and D.P. Investments L.P. ("DPI"), alleging that Stone owed such parties approximately $120 million relating to Stone's purchase of common stock of Stone Savanna River Pulp and Paper Corporation ("SSR"). In 1991, Stone purchased the shares of common stock of SSR held by Chesterfield and DPI for approximately $6 million plus a contingent payment payable in March 1998 based upon the post-closing performance of the operations of SSR from 1991 through 1997. Stone concluded a settlement of the case with DPI, which had a 30% interest in the contingent payment, in 1998. Chesterfield continued to pursue the case as to the remaining 70% of the contingent payment, which was settled in July 1999 for a cash payment of $30.6 million. Existing purchase accounting reserves will be adjusted to reflect the settlement.

In April 1999, Florida Coast Paper Company L.L.C. ("FCPC") and three related companies filed a Chapter 11 bankruptcy petition in United States Bankruptcy Court in Wilmington, Delaware. FCPC and the related entities are 50% owned by Stone. All of the obligations of FCPC and the related entities are non-recourse to Stone, and the bankruptcy filing has no effect on any of the indebtedness of Stone or any other subsidiaries of the Company. On May 10, 1999, the Indenture Trustee with respect to the first mortgage notes of FCPC (the "FCPC Notes") commenced an adversary proceeding in the FCPC bankruptcy case against Stone and certain other parties, including two former officers of Stone, which has been stayed indefinitely by the court. The complaint contains allegations that Stone violated the provisions of an output purchase agreement and a subordinated credit agreement with FCPC, breached certain fiduciary duties owed to the holders of the FCPC Notes, and negligently discharged certain additional duties owed to the holders of the FCPC Notes. While Stone believes that such allegations are without merit, it is unable to predict the likely outcome of this action or its impact on the FCPC bankruptcy proceeding at this time.

In May 1999, the Delaware Court of Chancery approved the terms of the settlement of the consolidated class action brought against Stone on behalf of the holders of its Series E Cumulative Exchangeable Preferred Stock, which has now become final.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Stockholders was held on May 17, 1999. At the meeting, stockholders voted on (i) the election of three ordinary directors and
(ii) the election of two preferred directors. Voting on each matter was as follows:

                                                      Votes         Votes        Withheld/
1.  Election of Ordinary Directors                      For        Against      Abstentions
                                                   -----------     -------      -----------
           Ray M. Curran                           114,064,713        0           43,245
           Leslie T. Lederer                       114,064,200        0           43,245
           Patrick J. Moore                        114,060,600        0           43,245

2.  Election of Preferred Directors
           David Gale                                4,062,346        0           44,070
           Mark A. Weissman                          4,061,471        0           44,945

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   The following exhibits are included in this Form 10-Q.

     10.1 Second Amendment of Amended and Restated Credit Agreement, dated as of June 30, 1999, among the Company, the Financial Institutions signatory thereto and Bankers Trust Company, as agent.

     27.1  Financial Data Schedule

b)   Reports on Form 8-K

        None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                STONE CONTAINER CORPORATION
                                                ---------------------------
                                                         (Registrant)

Date:      August 13, 1999                      /s/ Paul K. Kaufmann
           ---------------                      ---------------------------
                                                    Paul K. Kaufmann
                                                   Vice President and
                                                  Corporate Controller
                                              (Principal Accounting Officer)