Form 10-Q
period 1999-09-30
STONE CONTAINER CORP
filed 1999-11-12
CIK 94610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 1999
Commission File Number 1-3439


                           STONE CONTAINER CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                36-2041256
 ------------------------------              -------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

               150 North Michigan Avenue, Chicago, Illinois 60601
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (312) 346-6600
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               --------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     All outstanding shares of the Registrant's common stock are owned by Smurfit-Stone Container Corporation.

                        PART 1 -- FINANCIAL INFORMATION

Item 1. Financial Statements

                          STONE CONTAINER CORPORATION
                     CONSOLIDATIND STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                    -----------------------   -----------------------
                                                                Predecessor               Predecessor
 (In millions, except per share data)                 1999         1998         1999         1998
=======================================================================================================
Net sales.........................................    $ 1,085      $ 1,178      $ 3,191      $ 3,639
Costs and expenses
     Cost of goods sold...........................        922        1,085        2,800        3,292
     Selling and administrative expenses..........         92          118          298          348
                                                    -------------------------------------------------
          Income (loss) from operations...........         71          (25)          93           (1)
Other income (expense)
     Interest expense, net........................        (81)        (115)        (260)        (346)
     Equity income (loss) of affiliates...........          3          (40)           8          (76)
     Other, net...................................          1          (69)          52         (123)
                                                    -------------------------------------------------
Loss before income taxes and extraordinary item...         (6)        (249)        (107)        (546)
Benefit from (provision for) income taxes.........         (4)         (26)          20           45
                                                    -------------------------------------------------
     Loss before extraordinary item...............        (10)        (275)         (87)        (501)
Extraordinary item
     Loss from early extinguishment of debt, net
       of income tax benefit of $1 and $1.........         (1)                       (2)
                                                    -------------------------------------------------
          Net loss................................        (11)        (275)         (89)        (501)
Preferred stock dividends.........................         (2)          (2)          (6)          (6)
                                                    -------------------------------------------------
     Net loss applicable to common shares.........    $   (13)     $  (277)     $   (95)     $  (507)
                                                    -------------------------------------------------
Basic earnings per common share
     Net loss applicable to common shares.........                 $ (2.66)                  $ (5.01)
                                                    -------------------------------------------------
Weighted average shares outstanding...............                     104                       101
                                                    -------------------------------------------------
Diluted earnings per common share
     Net loss applicable to common shares.........                 $ (2.66)                  $ (5.01)
                                                    -------------------------------------------------
Weighted average shares outstanding...............                     104                       101
====================================================================================================

                See notes to consolidated financial statements.


                           STONE CONTAINER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,  December 31,
(In millions, except share data)                                                             1999         1998
===================================================================================================================
                                                                                        (Unaudited)
Assets

Current assets
     Cash and cash equivalents ........................................................    $   65     $  137
     Receivables, less allowances of $59 in 1999 and $61 in 1998 ......................       580        462
     Inventories
           Work-in-process and finished goods .........................................       142        123
           Materials and supplies .....................................................       351        422
                                                                                           -----------------
                                                                                              493        545

     Refundable income taxes ..........................................................         1
     Deferred income taxes ............................................................        32         38
     Prepaid expenses and other current assets ........................................        52        119
                                                                                           -----------------
              Total current assets ....................................................     1,223      1,301
Net property, plant and equipment .....................................................     3,834      3,997
Timberland, less timber depletion .....................................................        22         15
Goodwill, less accumulated amortization of
     $58 in 1999 and $8 in 1998 .......................................................     2,602      2,643
Investment in equity of non-consolidated affiliates ...................................       184        632
Other assets ..........................................................................       165        205
                                                                                           -----------------
                                                                                           $8,030     $8,793
===================================================================================================================
Liabilities and Stockholders' Equity

Current liabilities
     Current maturities of long-term debt .............................................    $  259     $  161
     Accounts payable .................................................................       377        270
     Accrued compensation and payroll taxes ...........................................       133        106
     Interest payable .................................................................        88         98
     Other current liabilities ........................................................       140        178
                                                                                           -----------------
              Total current liabilities ...............................................       997        813
Long-term debt, less current maturities ...............................................     3,152      3,902
Other long-term liabilities ...........................................................       680        734
Deferred income taxes .................................................................       705        754

Stockholders' equity
        Series E preferred stock, par value $.01 per share; 10,000,000 shares authorized; 4,599,300 issued and outstanding
           in 1999 and 1998 ...........................................................        78         78
        Common stock, par value $.01 per share; 110,000,000 shares
           authorized, issued and outstanding in 1999 and 1998 ........................     2,545      2,545
     Retained earnings (deficit) ......................................................      (125)       (36)
     Accumulated other comprehensive income (loss) ....................................        (2)         3
                                                                                           -----------------
              Total stockholders' equity ..............................................     2,496      2,590
                                                                                           -----------------
                                                                                           $8,030     $8,793
===================================================================================================================

See notes to consolidated financial statements.

                           STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Predecessor
Nine Months Ended September 30, (In millions) ................................          1999                1998
================================================================================================================
Cash flows from operating activities
Net loss .....................................................................         $ (89)              $(501)
Adjustments to reconcile net loss to net cash provided by
     (used for) operating activities:
        Extraordinary loss from early extinguishment of debt .................             3
        Depreciation and amortization ........................................           227                 204
        Amortization of deferred debt issuance costs .........................             3                  17
        Deferred income taxes ................................................           (46)                (62)
        Non-cash employee benefits ...........................................             2                   2
        Foreign currency transaction (gains) losses ..........................            (5)                 20
        Equity (income) loss of affiliates ...................................            (8)                 76
        Change in current assets and liabilities, net of
           effects from acquisitions and dispositions
              Receivables ....................................................          (136)                 13
              Inventories ....................................................            37                  13
              Prepaid expenses and other current assets ......................            52                  24
              Accounts payable and other current liabilities .................           118                 (28)
              Interest payable ...............................................           (11)                  6
              Income taxes ...................................................            (3)                 (3)
        Other, net ...........................................................           (78)                170
                                                                                      ---------------------------
     Net cash provided by (used for) operating activities ....................            66                 (49)
                                                                                      ---------------------------
Cash flows from investing activities
     Property additions ......................................................           (53)               (109)
     Investments in and advances to affiliates, net ..........................                               (73)
     Proceeds from sales of assets and investments ...........................           544                   3
     Other, net ..............................................................                                (1)
                                                                                      ---------------------------
     Net cash provided by (used for) investing activities.....................           491                (180)
                                                                                      ---------------------------
Cash flows from financing activities
     Borrowings under bank credit facility ...................................                               435
     Payments of debt ........................................................          (630)               (223)
     Proceeds from issuance of stock .........................................                                 2
                                                                                      ---------------------------
     Net cash provided by (used for) financing activities ....................          (630)                214
                                                                                      ---------------------------
Effect of exchange rate changes on cash ......................................             1                  (2)
                                                                                      ---------------------------
Decrease in cash and cash equivalents ........................................           (72)                (17)
Cash and cash equivalents
     Beginning of period .....................................................           137                 113
                                                                                      ---------------------------
     End of period ...........................................................          $ 65               $  96
=================================================================================================================

See notes to consolidated financial statements.

                           STONE CONTAINER CORPORATION

                   Notes to Consolidated Financial Statements
              (Tabular amounts in millions, except per share data)

1. Significant Accounting Policies

The accompanying consolidated financial statements and notes thereto of Stone Container Corporation ("Stone" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Stone 1998 10-K"), filed March 31, 1999, with the Securities Exchange Commission.

The Company is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"), which was formerly known as Jefferson Smurfit Corporation ("JSC"). On November 18, 1998, Stone was merged with a wholly-owned subsidiary of SSCC (the "Merger"). The Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments, including goodwill, were pushed down and are reflected in the financial statements for the current year. The financial statements for periods ended September 30, 1998, were prepared using Stone's historical basis of accounting and are designated as "Predecessor". The comparability of operating results for the Predecessor period is affected by the purchase accounting adjustments.

2. Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Merger and Restructuring

The Merger was accounted for as a purchase business combination and, accordingly, the cost to acquire the Company was preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized in the fourth quarter of 1999. The allocation is expected to be impacted by the settlement of the pre-acquisition contingencies relating to the Company's investment in Florida Coast Paper Company, L.L.C. (See Note 9).

The litigation related to Stone's purchase of the common stock of Stone Savannah River Pulp and Paper Company was settled during the third quarter of 1999 for cash payments of approximately $32 million. The purchase price allocation has been adjusted to reflect the settlement.

4. Other, Net

On January 21, 1999, the Company sold 16% (approximately 7.8 million shares) of its interest in Abitibi-Consolidated Inc., a Canadian-based manufacturer and marketer of publication paper ("Abitibi") for approximately $80 million. On April 23, 1999, the Company sold its remaining interest (approximately 41 million shares) to an unaffiliated third party for net proceeds of approximately $414 million. The proceeds have been applied to debt reduction. The Company recorded a $39 million gain during the second quarter of 1999.

Due to the continued operating losses and deteriorating financial liquidity conditions experienced during 1998, the Company recorded impairment charges of $30 million and $6 million during the third quarter of 1998 related to its investments in Venepal S.A.C.A. ("Venepal") and Financiere Carton Papier ("FCP"), respectively. Venepal is a publicly traded, Venezuelan based, manufacturer of paperboard and paper packaging products in which the Company owns a 20% interest. FCP is a privately held folding carton converting operation based in France that is 50% owned by the Company.

Also, in the third quarter of 1998, the Company determined that it would sell or liquidate its remaining non-core wood product assets. Accordingly, the Company recorded a pretax charge of $19 million to write down the assets to estimated fair value less cost to sell. As of September 30, 1999, such assets held for sale are included in the "other current assets" section of the Consolidated Balance Sheet with an approximate value of $14 million.

On July 23, 1998, Stone Venepal (Celgar) Pulp, Inc. ("SVCPI"), a non-consolidated Canadian affiliate of the Company, filed for bankruptcy protection. The Company and its partners, after evaluating SVCPI's losses and cash flow under current market conditions, decided to end their relationship with SVCPI. As a result, the Company recorded a one-time write-down of $54 million during the second quarter of 1998. The lenders to SVCPI and any other SVCPI creditors do not have recourse against the Company.

5. Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America, Europe and Asia. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's significant non-consolidated affiliate at September 30, 1999, is Smurfit-MBI (formerly MacMillan Bathurst, Inc.), a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is owned by an affiliate of Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $100 million and $89 million for the three months, and $282 million and $266 million for the nine months ended September 30, 1999 and 1998, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:


                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                              ----------------------          -----------------
                                                                1999           1998            1999        1998
                                                              --------       -------          -----      ------
Results of operations (a)
   Net sales.................................................$    196      $      699        $ 1,218   $   2,811
   Cost of sales..............................................    164             614            991       2,255
   Income (loss) before income taxes, minority interest and
     extraordinary charges....................................      5            (221)           (60)       (278)
   Net income (loss)..........................................      5            (173)           (44)       (230)

(a) Includes results of operations for each of the Company's affiliates for the period it was accounted for under the equity method.

6. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                                     Three Months Ended           Nine Months Ended
                                                                      September 30,                 September 30,
                                                                   -----------------------       ---------------------
                                                                               Predecessor                 Predecessor
                                                                    1999           1998            1999        1998
                                                                   ------         ------          ------       -----
  Net......................................................        $ (11)           $(275)          $(89)       $(501)
  Other comprehensive income (loss), net of tax:
     Foreign currency translation..........................            4              (21)            (5)         (62)
                                                                   -----          -------          -----      -------
  Comprehensive loss.......................................        $  (7)         $  (296)         $ (94)     $  (563)
                                                                   =====          =======          =====      =======


7. Earnings Per Share

Subsequent to the Merger, earnings per share information is no longer presented because the Company is a wholly-owned subsidiary of SSCC.

The following table sets forth the computation of basic and diluted earnings per share for the Predecessor period:

                                                                          Three Months Ended       Nine Months Ended
                                                                            September 30,            September 30,
                                                                          ------------------       -----------------
                                                                                  1998                   1998
                                                                                  ----                   ----
Numerator:
  Loss from operations.....................................................      $ (275)              $  (501)
  Less:  Preferred stock dividends                                                   (2)                   (6)
                                                                                 ------               -------
  Loss applicable to common stockholders...................................      $ (277)              $  (507)
                                                                                 ======               =======
Denominator:

  Denominator for basic earnings per share -
    Weighted average shares................................................         104                   101
  Denominator for diluted earnings per share -
    Adjusted weighted average shares.......................................         104                   101

Basic earnings (loss) per share............................................     $ (2.66)              $ (5.01)
                                                                                =======               =======
Diluted earnings (loss) per share..........................................     $ (2.66)              $ (5.01)
                                                                                =======               =======


For the three and nine month periods ended September 30, 1998, (1) convertible debt effects of $1 million (2 million shares) and $3 million (5 million shares), respectively, and (2) exchangeable preferred stock to acquire three million shares of common stock with an earnings effect of $2 million and $6 million, respectively, are excluded from the diluted earnings per share computation because they are antidilutive.

8. Business Segment Information

The Company has three reportable segments: (1) Containerboard and Corrugated Containers, (2) Industrial Bags, and (3) International. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Industrial Bag segment converts kraft and specialty paper into multi-wall bags, consumer bags and intermediate bulk containers. These bags and containers are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products. The international segment is primarily composed of the Company's containerboard mills and corrugating facilities located in Europe and Central and South America.

Other includes corporate related items which include income and expense not allocated to reportable segments, goodwill amortization, interest expense, the adjustment to record inventory at LIFO, and the elimination of intercompany profit.

A summary by business segment follows:

                                          Container-
                                           Board &
                                          Corrugated      Industrial       Inter-
                                          Containers         Bags         national          Other          Total
                                         ------------     ----------     -----------      ---------     -----------
Three Months Ended
September 30,
   1999
   Revenues from external
     Customers............................. $  824           $126            $135          $               $1,085
   Intersegment revenues...................     39                                                             39
   Segment profit (loss)...................    110              6               6             (128)            (6)

   1998 (Predecessor)
   Revenues from external
     Customers............................. $  899           $131            $145          $     3         $1,778
   Intersegment revenues...................     46                                                             46
   Segment profit (loss)...................     (9)             9               7             (256)          (249)

Nine Months Ended
September 30,
   1999
   Revenues from external
     Customers............................. $2,376           $383            $430          $     2         $3,191
   Intersegment revenues...................    116                                                            116
   Segment profit (loss)...................    186             22              21             (336)          (107)

   1998 (Predecessor)
   Revenues from external
     Customers............................. $2,819           $377            $434            $   9        $ 3,639
   Intersegment revenues...................    146                                                            146
   Segment profit (loss)...................     40             27              23             (636)          (546)

9. Contingencies

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.

The Company faces potential liability for response costs at various off-site disposal sites which the Company has received notice that it may be a potentially responsible party ("PRP"), as well as for certain hazardous substance contamination of certain Company-owned properties. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share. In determining the liability, the estimate takes into consideration the number of other PRP's at each site, the identity and financial condition of such parties and experience regarding similar matters.

Stone is a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of Stone and Four M. The OPA requires that Stone and Four M each purchase one-half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also requires Stone and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998. On April 2, 1999, FCPC and three related companies (the "FCPC Companies") filed a Chapter 11 bankruptcy petition in United States Bankruptcy Court in Wilmington, Delaware. All of the obligations of the FCPC Companies are non-recourse to the Company, and the bankruptcy filing has no effect on any of the indebtedness of the Company or any other subsidiaries of SSCC. On May 10, 1999, the Indenture Trustee with respect to the first mortgage notes of FCPC (the "FCPC Notes") commenced an adversary proceeding in the FCPC bankruptcy case against the Company and certain other parties, including two former officers of the Company, which has been stayed indefinitely by the Court. The complaint contains allegations that the Company violated the provisions of the OPA and a subordinated credit agreement with FCPC, breached certain fiduciary duties owed to the holders of the FCPC Notes, and negligently discharged certain additional duties owed to the holders of the FCPC Notes. On October 20, 1999, the FCPC Companies and a committee representing the holders of the FCPC Notes filed a reorganization plan (the "Plan") that is intended to resolve all matters relating to the bankruptcies of the FCPC Companies. The Plan, which is supported by Stone and Four M, provides for the settlement of all outstanding claims in the bankruptcies in exchange for cash payments. The Plan also provides for the transfer of all of the assets of the FCPC Companies, including the FCPC Mill, to Stone, as well as the release of the pending adverse proceeding and all other claims relating to the bankruptcies of the FCPC Companies against Stone, Four M and their affiliates, officers and directors. Although the amount of the cash payments is subject to final determination, the cash cost of the Plan to the Company is anticipated to be in the range of $120 to $125 million and the Company will receive $25 million in value of convertible preferred stock to be issued by Four M in satisfaction of its share of the liabilities. The purchase price allocation will be adjusted in the fourth quarter of 1999 to reflect this settlement. Confirmation of the Plan is anticipated to occur in early 2000.

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

10. Subsequent Events

On October 15, 1999, the Company entered into a new accounts receivable securitization program (the "Securitization Program"). The new $250 million Securitization Program provides for certain trade accounts receivable (the "Receivables") to be sold to Stone Receivables Corporation, a bankruptcy remote special purpose entity. The Receivables purchases were financed through the issuance of $200 million of Trade Receivables-Backed Certificates, Series 1999-1 ($176 million Class A certificates at 0.5% plus LIBOR; $12 million Class B certificates at .85% plus LIBOR and $12 million Class C certificates at 1.8% plus LIBOR) and up to $50 million of Variable Funding Certificates, Series 1999-2 (daily commercial paper rate). The Securitization Program has a final maturity of November 15, 2005. This transaction will be accounted for under Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As discussed in the Stone 1998 10-K, a wholly-owned subsidiary of SSCC merged with the Company as of November 18, 1998 and the Company became a wholly-owned subsidiary of SSCC. The comparability of operating results for the Predecessor period and the period encompassing push down accounting are affected by the purchase accounting adjustments.

(In millions)                                            Three Months Ended     Nine Months Ended
                                                            September 30,         September 30,
                                                         ------------------        -------------
                                                           1999        1998      1999      1998
                                                         --------     ------     ------    ------
Net sales
   Containerboard and corrugated containers.........     $    824   $    899  $  2,376  $  2,819
   Industrial bag...................................          126        131       383       377
   International....................................          135        145       430       434
   Other operations.................................                       3         2         9
                                                         --------   --------  --------  --------
   Total ...........................................     $  1,085   $  1,178  $  3,191  $  3,639
                                                         ========   ========  ========  ========

Profit (loss)
   Containerboard and corrugated containers.........     $    110   $     (9) $    186  $     40
   Industrial bag...................................            6          9        22        27
   International ...................................            6          7        21        23
   Other operations.................................
                                                         ---------  --------- --------- --------
   Total operations.................................     $    122   $      7  $    229  $     90
   Other, net.......................................         (128)      (256)     (336)     (636)
                                                         ---------  --------- --------- ---------
   Income (loss) from continuing operations
     before income taxes, extraordinary item
     and cumulative effect of accounting change.....     $     (6)  $   (249) $   (107) $   (546)
                                                         =========  ========= ========= =========

For the three months ended September 30, 1999, net sales for the Company were $1,085 million, a decrease of 8% compared to the same period last year. As shown in the chart below, the decrease in net sales compared to last year was due to lower sales volume and the closure or sale of operating facilities. Higher average sales prices for the Company's primary products in 1999 partially offset the effect of the lower sales volume and closures. Operating profits of $122 million for the three months ended September 30, 1999 were $115 million higher than the comparable period last year. Operating profits were favorably impacted by higher average prices for the Company's primary products, reduced mill downtime and other improvements in operating performance of the Company's paper mills. Other, net includes corporate revenues and expenses and net interest expense. Other, net cost for the three months ended September 30, 1999 was lower in the 1999 period due primarily to lower interest cost, a reduction in administrative costs, an improvement in equity earnings of affiliates, a $30 million write-down in 1998 of the Company's interest in Venepal, and a $19 million write-down in 1998 of the Company's remaining non-core wood products assets. Increases in LIFO expense, depreciation and amortization charges partially offset the improvements in Other, net cost.

For the nine months ended September 30, 1999, net sales for the Company were $3,191 million, a decrease of 12% compared to the same period last year. As shown in the chart below, the decrease in net sales compared to last year was due to lower average sales prices for the Company's primary products, lower sales volume and the closure or sale of operating facilities. Operating profits of $229 million for the nine months ended September 30, 1999 were $139 million higher than the comparable period last year. The effect of the lower sales prices on operating profits were offset by a number of factors, including reduced mill downtime and other improvements in operating performance of the Company's paper mills. Other, net cost was lower in the 1999 period due to lower interest cost, a reduction in administrative costs, a $39 million gain in 1999 on the sale of the shares of Abitibi, an improvement in equity earnings of affiliates, a $54 million write-down in 1998 of the Company's interest in SVCPI and the other write-downs mentioned above. Increases in LIFO expense, depreciation and amortization charges partially offset the improvements in Other, net cost.

(In millions)
                                     Container-
                                       board &
Increase (Decrease)                  Corrugated   Industrial   Inter-       Other
in Net Sales Due to:                 Containers      Bag      national     Operations     Total
--------------------                 -----------  ----------  --------     ----------     ------
Three Months Ended September  30,
1999 Compared to 1998
Sales price and product mix........    $   71    $     (3)   $    (5)      $   (1)      $   62
Sales volume.......................       (60)         (2)         3                       (59)
Closed or sold facilities..........       (86)                    (8)          (2)         (96)
                                        -----     -------     -------      ------        -----
   Total increase (decrease).......    $  (75)   $     (5)   $   (10)      $   (3)      $  (93)
                                        =====     =======    =======       ======        =====

Nine Months Ended September  30,
1999 Compared to 1998
Sales price and product mix........    $  (11)   $      4    $   (10)      $   (2)      $  (19)
Sales volume.......................      (186)          2         22                      (162)
Closed or sold facilities..........      (246)                   (16)          (5)        (267)
                                        -----     -------    -------       ------        -----
   Total increase (decrease).......    $ (443)   $      6    $    (4)      $   (7)      $ (448)
                                        =====     =======    =======       ======        =====

Containerboard and Corrugated Containers Segment

Net sales of $824 million for the three months ended September 30, 1999 decreased 8% compared to last year and profits increased by $119 million to $110 million. The decline in net sales was due primarily to the permanent closure of linerboard and pulp operations in December 1998, the sale of the Company's newsprint operation located in Snowflake, AZ (the "Snowflake Mill") in October 1998, and the closure of two corrugated container plants in 1999. Net sales and operating profits were favorably impacted by higher prices for containerboard and corrugated containers. As a result of the mill closures, the Company's other paper mills were able to perform at higher operating rates, thereby improving their operating performance. Reclaimed fiber cost was higher in the third quarter of 1999 compared to last year. Cost of goods sold as a percent of net sales decreased to 81% for the three months ended September 30, 1999 compared to 91% for the same period last year due to higher average sales prices, the shutdown of high cost mill operations, and reduced downtime.

The Company implemented price increases of $40 and $70 per ton for linerboard and medium, respectively in July 1999, with a corresponding increase for corrugated containers beginning August 1. On average linerboard prices in the third quarter of 1999 were higher than last year by 15% and the average price of corrugated containers was higher by 5% compared to last year. Containerboard shipments for the third quarter of 1999 decreased 25% compared to last year due to the mill closures. Shipments of corrugated containers were unchanged from last year. The average prices of kraft paper and pulp in the third quarter of 1999 increased 3% and 53%, respectively, compared to last year. Production and sales of kraft paper declined compared to last year due to the Company's efforts to reconfigure its mill production. Sales volume for pulp declined 8% compared to last year due primarily to mill closures. The Company's sales of wood products also declined compared to last year.

Net sales of $2,376 million for the nine months ended September 30, 1999 decreased 16% compared to last year and profits increased by $146 million to $186 million. The decline in net sales was due to lower average sales prices, lower sales volume for containerboard and the permanent closures mentioned above.

Profits were higher due primarily to the improvement in performance of the Company's paper mills and lower external sales of containerboard. Cost of goods sold as a percent of net sales decreased to 83% for the nine months ended September 30, 1999 compared to 90% for the same period last year due primarily to the shutdown of high cost mill operations and reduced downtime. Linerboard prices for the year to date period were higher than last year by 2% and the average price of corrugated containers was lower by 1%. Containerboard shipments for the nine months ended September 30, 1999, decreased 29% compared to last year due to the mill closures and shipments of corrugated containers increased approximately 1%. The average prices of kraft paper decreased 3% and pulp increased 8% for the nine months ended September 30, 1999 compared to last year. Sales volumes for kraft and pulp both declined 12% compared to last year. The sales volume decrease for pulp was due primarily to the mill closures.

Industrial Bag Segment

Net sales for the three months ended September 30, 1999 were $126 million, a decrease of 4%, compared to last year and profit decreased $3 million to $6 million. The decrease in net sales and profits was due primarily to lower average sales prices and product mix.

Net sales for the nine months ended September 30, 1999 were $383 million, an increase of 2%, compared to last year and profit decreased $5 million to $22 million. The increase in net sales was due to higher average sales prices and product mix and higher sales volume. The decline in profits was due primarily to higher administrative cost.

International Segment

Net sales for the three months ended September 30, 1999 were $135 million, a decrease of 7%, compared to last year and profit decreased $1 million to $6 million. The decrease in net sales was due to lower average sales prices and the sale of the Company's corrugated container operations located in Australia. The decrease in profits was due primarily to the lower average sales prices. Exclusive of the Australia operations, shipments of corrugated containers increased 2% compared to the third quarter of last year.

Net sales for the nine months ended September 30, 1999 were $430 million, a decrease of 1%, compared to last year and profit decreased $2 million to $21 million. The decrease in net sales was due to lower average sales prices and the sale of the Australia operations. The decrease in profits was due primarily to the lower average sales prices. Exclusive of the Australia operations, shipments of corrugated containers increased 9% compared to last year.

Costs and Expenses

The decreases in costs and expenses compared to last year in the Company's Consolidated Statements of Operations resulted from the shutdown of certain containerboard mill capacity, the sale of the Snowflake Mill, and reduced overhead costs. Such decreases were partially offset by higher LIFO expense and higher depreciation and amortization charges encompassing push down accounting adjustments related to the Merger. The decreases in the Company's overall cost of goods sold as a percent of net sales for the three months ended September 30, from 92% in 1998 to 85% in 1999, and for the nine months ended September 30 from 91% in 1998 to 88% in 1999, were due primarily to the shutdown of high cost mill operations, reductions in mill downtime and, for the three months ended September 30, 1999, higher average sales prices. Selling and administrative expenses as a percent of net sales for the three months and nine months ended September 30 decreased from 10% in 1998 to 9% in 1999 due primarily to the reductions in administrative cost since the Merger.

Interest expense for the three months and nine months ended September 30, 1999 were lower than 1998 by $34 million and $86 million, respectively, due primarily to lower average debt levels outstanding and lower average interest rates in 1999 compared to 1998.

Equity income (loss) of affiliates for the three months and nine months ended September 30, 1999 improved compared to last year due primarily to elimination of losses related to certain investments that were divested during 1998 and 1999.

Other, net improved compared to last year for the three and nine month periods ended September 30,1999 due primarily to a write-down of $30 million of the Company's interest in Venepal and a $19 million write-down of the Company's non-core wood assets taken in the third quarter of 1998 and, for the nine months ended September 30,1998, a $54 million write-down of the Company's interest in SVCPI. In addition, the Company recorded foreign exchange gains in the 1999 periods compared to foreign exchange losses in the 1998 periods. Other, net for the nine months ended September 30, 1999 included a gain of $39 million on the sale of shares of Abitibi.

The Company recorded an income tax benefit of $20 million on a pretax loss of $107 million for the nine months ended September 30, 1999. The effective tax rate for the period differed from the Federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

STATISTICAL DATA

(In thousands of tons, except as noted)          Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                                 -------------------       -----------------
                                                 1999          1998        1999         1998
                                                 ----          ----        ----         ----
Mill production:
   Containerboard.........................        1,126        1,123       3,278        3,442
   Kraft paper............................           99          114         327          327
   Market pulp............................          142          163         434          635
Corrugated shipments (billion sq. ft.)....         16.0         16.0        47.0         46.9
Industrial bag shipments..................          129          128         386          375


RESTRUCTURING

As explained in the Stone 1998 10-K, in connection with the Merger, certain operations of SSCC were restructured. The preliminary allocation of the cost to acquire the Company included an adjustment to fair value of property, plant and equipment associated with the permanent shutdown of certain facilities owned by the Company in 1998, liabilities for the termination of employees and liabilities for long-term commitments. Such exit liabilities amounted to $117 million, including (1) facility closure costs of $9 million, (2) severance related costs of $14 million, (3) lease commitments of $38 million and (4) other commitments of $56 million. The Company is continuing to evaluate all areas of its business in connection with its Merger integration, including the identification of corrugated container facilities that might be closed. In this regard, the Company has discontinued operations at two of its corrugated container facilities. As part of the Company's evaluation, exit liabilities as of September 30, 1999 have been increased by $20 million for the plant closures and other commitments. To date, through September 30, 1999, approximately $38 million (28%) of the exit liabilities were incurred, the majority of which related to severance and other commitments. The remaining cash expenditures will continue to be funded through operations as originally planned. The cost to acquire the Company was preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized in the fourth quarter of 1999.

On October 20, 1999, the FCPC Companies and a committee representing the holders of the FCPC Notes filed a reorganization plan (the "Plan") that is intended, to resolve all matters relating to the bankruptcies of the FCPC Companies (see Part II - Other Information, Item 1. Legal Proceedings). Although the amount of cash payments is subject to final determination, the cash cost of the Plan to the Company is anticipated to be in the range of $120 to $125 million and the Company will receive $25 million in value of convertible preferred stock to be issued in satisfaction of its share of the liabilities. The purchase price allocation will be adjusted in the fourth quarter of 1999 to reflect this settlement.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 1999 of $66 million, proceeds from the sale of assets of $544 million and available cash of $72 million were used to fund property additions of $53 million and net debt payments of $630 million.

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

On October 15, 1999 the Company entered into a new accounts receivable securitization program (the "Securitization Program"). The new $250 million Securitization Program provides for certain trade accounts receivable
(the "Receivables") to be sold to Stone Receivables Corporation, a bankruptcy remote special purpose subsidiary. The Receivables purchases were financed through the issuance of $200 million of series 1999-1 certificates and up to $50 million of the series 1999-2 variable-funding certificate. The 1999-1 certificates and the series 1999-2 variable funding certificate have a final maturity of November 15, 2005.

The Company's bank credit agreement (the "Credit Agreement") contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The Credit Agreement also requires prepayments of the term loans if the Company has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. Any prepayments are allocated against the term loan amortization in inverse order of maturity. The obligations under the Credit Agreement are secured by a security interest in substantially all of the assets of the Company. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

On January 22, 1999, the Company obtained a waiver from its bank group for non-compliance with certain financial covenant requirements under the Credit Agreement as of December 31, 1998. Subsequently, on March 23, 1999, the Company and its bank group amended the Credit Agreement to further ease certain quarterly financial covenant requirements for 1999.

As mentioned above, the declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreement and certain note indentures. At September 30, 1999, the Company had accumulated dividend arrearages of approximately $20 million related to a series of its preferred stock.

Based upon covenants in the Stone Indentures, the Company is required to maintain certain levels of equity. If the minimum equity levels are not maintained for two consecutive quarters, the applicable interest rates on the Indentures are increased by 50 basis points per semiannual interest period (up to a maximum of 200 basis points) until the minimum equity level is attained. the Company's equity level was below the minimum equity level during most of 1998. As a result, the interest rates increased. The interest rates on the Indentures returned to the original interest rates on April 1, 1999 due to the Company's equity levels exceeding the minimum on December 31, 1998.

As of September 30, 1999, the Company had $453 million of unused borrowing capacity under its Credit Agreement and $29 million of unused borrowing capacity under the previous Securitization Program. The Company believes that cash provided by operating activities, proceeds from asset divestitures, refinancing activities, and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, restructuring payments, settlement of the FCPC reorganization plan, expenditures under the Cluster Rule (as discussed in the Stone 1998 10-K) and capital expenditures.

YEAR 2000

The Year 2000 problem concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business. The Company believes that, by replacing, repairing or upgrading the systems, the Year 2000 issue can be resolved without material operational difficulties. The Company expects to spend approximately $12 million through 1999 to correct the Year 2000 problem, of which approximately $10 million has been incurred through September 30, 1999. A large portion of these costs relate to enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the year 2000. The Company has utilized both internal and external resources to evaluate the potential impact of the Year 2000 problem. The Company is funding its Year 2000 effort with cash from operations and borrowings under the Credit Agreement.

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

The Company has completed the planning, inventory, triage, and detailed assessment of its IT systems and is taking corrective action and testing the new, upgraded or repaired systems. The Company identified two high-risk IT systems, of which one has been remediated and the remaining one is scheduled for completion in the fourth quarter of 1999.

The Company's operating facilities rely on control systems, which control and monitor production, power, emissions and safety. The inventory, triage and detailed assessment phases for all operating facilities were completed by the end of the second quarter of 1999. The Company has substantially completed all phases of its Year 2000 program for non-IT systems. At the end of the third quarter of 1999, 96% of the total inventoried systems were compliant.

The Year 2000 Program Management Office has compiled a list of mission critical vendors. A mission critical vendor is a provider of goods or services without which a facility could not function. Each of the mission critical vendors was surveyed to insure that they are Year 2000 compliant or have a plan in place. The status of mission critical vendors is being continually monitored and updated.

The Company currently believes that it will be able to replace, repair or upgrade all of its remaining non-compliant IT and non-IT systems affected by the Year 2000 problem on a timely basis. In the event the Company does not complete its plan to bring these systems into compliance before the year 2000, there could be severe disruption in the operation of its process control and other manufacturing systems, financial systems and administrative systems. Production problems and delayed product deliveries could result in a loss of customers. The production impact of a Year 2000 related failure varies significantly among the facilities and any such failure could cause manufacturing delays, possible environmental contamination or safety hazards. The most reasonably likely worst case scenario is the occurrence of a Year 2000 related failure at one or more of the Company's paper mills, which could include multiple paper machines. The Company has the capability to produce and ship products from multiple geographic locations should disruptions occur. Delays in invoicing customer shipments could cause a slowdown in cash receipts, which could affect the Company's ability to meet its financial obligations. To the extent customers experience Year 2000 problems that are not remediated on a timely basis, the Company may experience material fluctuations in the demand for its products. The amount of any potential liability and/or lost revenue cannot be reasonably estimated at this time; however, such amounts could be material.

While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Company's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Each of the Company's operating facilities is developing a specific contingency plan for their most reasonably likely worst case scenarios. These plans were substantially completed as of the end of the third quarter of 1999. The Contingency plans provide for appropriate actions to mitigate the effects of the Company's or significant vendors' failure to remediate the Year 2000 problem in a timely manner including reacting to utility outages, providing for alternate transportation, the continuation of normal payroll cycles, arrangements for alternate vendors and business and process control system disruption.

There is a risk that the Company's plans for achieving Year 2000 compliance may not be completed on time. Critical items are on schedule and, for non-critical items, the Company's plans would provide advance notice, and steps would be taken to prevent potential injuries to employees and others, and to prevent potential environmental contamination. Customers and suppliers would also receive advance notice allowing them to implement alternate plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Stone 1998 10-K.

Foreign Currency Risk

During the nine months ended September 30, 1999 the exchange rates for the Canadian dollar and the German Mark strengthened/(weakened) against the U.S. dollar as follows:

Rate at September 30, 1999 vs. December 31, 1998
    Canadian dollar                                                         4.0 %
    German Mark                                                            (9.7)%
Average Rate for the nine months ended September 30, 1999 vs. 1998
    Canadian dollar                                                        (1.8)%
    German Mark                                                            (1.7)%

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a German Mark obligation. The Company recognized foreign currency transaction gains of $5 million for the nine months ended September 30, 1999 compared to a loss of $20 million for the same period last year.

Interest Rate Risk

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the nine months ended September 30, 1999.

                              PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 1999, the FCPC Companies filed a Chapter 11 bankruptcy petition in United states Bankruptcy Court in Wilmington, Delaware. The FCPC Companies are 50% owned by each of Stone and Four M. All of the obligations of the FCPC Companies are non-recourse to Stone, and the bankruptcy filing has no effect on any of the indebtedness of Stone or any other subsidiaries of SSCC. On May 10, 1999, the Indenture Trustee with respect to FCPC Notes commenced an adversary proceeding in the FCPC bankruptcy case against Stone and certain other parties, including two former officers of Stone, which has been stayed indefinitely by the Court. The Complaint contains allegations that Stone violated the provisions of an output purchase agreement and a subordinated credit agreement with FCPC, breached certain fiduciary duties owed to the holders of the FCPC Notes, and negligently discharged certain additional duties owed to the holders of the FCPC Notes. On October 20, 1999, the FCPC Companies and a committee representing the holders of the FCPC Notes filed the Plan that is intended to resolve all matters relating to the bankruptcies of the FCPC Companies. The Plan, which is supported by Stone and Four M, provides for the settlement of all outstanding claims in the bankruptcies in exchange for cash payments. The Plan also provides for the transfer of all of the assets of the FCPC Companies, including the FCPC Mill, to Stone, as well as the release of the pending adverse proceeding and all other claims relating to the bankruptcies of the FCPC Companies against Stone, Four M and their affiliates, officers and directors. Although the amount of the cash payments are subject to final determination, the cash cost of the Plan to Stone is anticipated to be in the range of $120 to $125 million, and Stone will receive $25 million in value of convertible preferred stock to be issued by Four M in satisfaction of its share of the liabilities. The purchase price allocation will be adjusted in the fourth quarter of 1999 to reflect this settlement. Confirmation of the Plan is anticipated to occur in early 2000.

In September 1999, the Delaware Court of Chancery approved the terms of the settlement of the consolidated class actions brought on behalf of all former holders of Stone common stock in connection with the Merger, which has now become final.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 1999, the Company had accumulated dividend arrearages of approximately $20 million related to a series of its preferred stock. Declaration of dividends in respect of such stock is currently prohibited by the terms of the Credit Agreement and certain note indentures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are included in this Form 10-Q.

     10.1(a) Pooling and Servicing Agreement, dated October 1, 1999 by and among
             Stone Receivables Corporation, as Transferor, Stone, as Securer, and The Chase Manhattan Bank, as Trustee.

     10.1(b) Series 1999-1 Supplement, dated as of October 15, 1999, among Stone
             Receivables Corporation, as Transferor, Stone as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement.

     10.1(c) Series 1999-2 Supplement, dated as of October 15, 1999, among Stone
             Receivables Corporation, as Transferor, Stone as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement.

     10.1(d) Receivables Purchase Agreement, dated October 15, 1999, between
             Stone, the Seller and Stone Receivables Corporation, the Purchaser.

     10.2    Amendment of the 1995 Long-Term Incentive Plan of Stone

     10.3    Amendment of the Stone 1993 Stock Option Plan.

     27.1    Financial Data Schedule

b)   Reports on Form 8-K

           None

                                      Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 STONE CONTAINER CORPORATION
                                                 ----------------------------
                                                         (Registrant)

Date: November 12, 1999                          /s/  Paul K. Kaufmann
      -----------------                         ------------------------------
                                                      Paul K. Kaufmann
                                                      Vice President and
                                                     Corporate Controller
                                                 (Principal Accounting Officer)