Form 10-K
period 1999-12-31
STONE CONTAINER CORP
filed 2000-03-14
CIK 94610

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1999

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
     $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock               New York Stock Exchange
     9-7/8% Senior Notes due February 1, 2001                                         New York Stock Exchange
     10-3/4% Senior Subordinated Debentures due April 1, 2002                         New York Stock Exchange
     Series B 10-3/4% Senior Subordinated Debentures due April 1, 2002 and
          1-1/2% Supplemental Interest Certificates                                   New York Stock Exchange
     10-3/4% First Mortgage Notes due October 1, 2002                                 New York Stock Exchange
     11-1/2% Senior Notes due October 1, 2004                                         New York Stock Exchange
     6-3/4% Convertible Subordinated Debentures due February 15, 2007                 New York Stock Exchange
     Rating Adjustable Senior Notes due August 1, 2016                                New York Stock Exchange

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

     Yes  X      No __
         --

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

DOCUMENTS INCORPORATED BY REFERENCE:

                                                                    Part of Form 10-K
Document                                                   Into Which Document is Incorporated
--------                                                 ---------------------------------------
Sections of the Registrant's Proxy Statement, to be
filed on or before April 30, 2000, for the Annual
Meeting of Stockholders to be held on May 15, 2000.                     Part III

                          STONE CONTAINER CORPORATION
                          Annual Report on Form 10-K
                               December 31, 1999

                               TABLE OF CONTENTS

Part I                                                                                                 Page No.
Item 1.    Business................................................................................       2
Item 2.    Properties..............................................................................       6
Item 3.    Legal Proceedings.......................................................................       7
Item 4.    Submission of Matters to a Vote of Security Holders.....................................       9

Part II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...................       9
Item 6.    Selected Financial Data.................................................................      10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...      12
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk..............................      20
Item 8.    Financial Statements and Supplementary Data.............................................      22
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....      55

Part III
Item 10.   Directors and Executive Officers of the Registrant......................................      55
Item 11.   Executive Compensation..................................................................      57
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................      57
Item 13.   Certain Relationships and Related Transactions..........................................      57

Part IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................      58

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under
Part I, Item 1, "Business-Environmental Compliance", under Part 1, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although Stone Container Corporation believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to Stone Container Corporation or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond the control of Stone Container Corporation, include the impact of general economic conditions in the U.S. and Canada and in other countries in which Stone Container Corporation and its subsidiaries currently do business (including in Europe, and Latin America); industry conditions, including competition and product and raw material prices; fluctuations in exchange rates and currency values; capital expenditure requirements; legislative or regulatory requirements, particularly concerning environmental matters; interest rates; access to capital markets; the timing of and value received in connection with asset divestitures; and obtaining required approvals, if any, of debt holders. The actual results, performance or achievement by Stone Container Corporation could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on the results of operations or financial condition of Stone Container Corporation.

                                     PART I

ITEM 1.  BUSINESS
         --------

GENERAL
-------

Stone Container Corporation, a Delaware corporation (the "Company" or "Stone"), is an integrated producer of containerboard, corrugated containers and other packaging products. Stone has operations throughout the United States, Canada, Europe and Latin America. For the year ended December 31, 1999, Stone had net sales of $4,341 million and a net loss of $77 million.

Stone is a wholly-owned subsidiary of Smurfit-Stone Container Corporation, a Delaware corporation ("SSCC"). SSCC is a holding company with no business operations of it own. SSCC conducts its business operations through two wholly-owned subsidiaries: Stone and JSCE, Inc, Delaware corporations. SSCC acquired Stone through the November 18, 1998 merger of a wholly-owned subsidiary of Jefferson Smurfit Corporation, now known as SSCC, with and into Stone (the "Merger").

On February 23, 2000, SSCC, Stone and a newly-formed subsidiary of Stone entered into a Pre-Merger Agreement with St. Laurent Paperboard Inc., a corporation organized under the laws of Canada ("St. Laurent"), pursuant to which the Company will acquire St. Laurent for approximately $1.4 billion, consisting of approximately $625 million in cash, the issuance of approximately 25 million shares of SSCC common stock and the assumption of approximately $386 million of St. Laurent's debt. St. Laurent is a leading North American producer, supplier and converter of high-quality, value-added specialty containerboard and high impact graphics packaging. Consummation of the transaction, which is subject to St. Laurent shareholder and certain regulatory approvals, is expected to occur in the second quarter of 2000.

PRODUCTS
--------

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

The primary products of the Company's Containerboard and Corrugated Containers segment include corrugated containers, containerboard, kraft paper and market pulp. This segment includes eleven paper mills and 81 container plants located in the United States and three paper mills located in Canada. Total sales for the Company's Containerboard and Corrugated Containers segment in 1999 were $3,398 million (including $153 million of inter-segment sales).

Production for the Company's paper mills and sales volume for its corrugated container facilities for the last three years were:

                                                                             1999          1998          1997
                                                                         --------      --------      --------
Tons produced (in thousands)
  Containerboard...................................................         4,381         4,432         4,554
  Kraft paper......................................................           437           457           436
  Market pulp......................................................           572           639           780
Corrugated containers sold (in billion sq. ft.)....................          50.1          50.1          47.6

The Company's containerboard mills produce a full line of containerboard, which for 1999 included 2,873,000 and 1,508,000 tons of unbleached kraft linerboard and corrugating medium, respectively. The Company's containerboard mills and corrugated container operations are highly integrated, with the majority of containerboard produced by the Company used internally by its corrugated container operations. In 1999, the Company's corrugated container plants consumed 3,360,000 tons of containerboard, representing an integration level of approximately 77%. A significant portion of the kraft paper production is consumed internally by the Company's industrial bag segment.

Corrugated containers are sold to a broad range of manufacturers of consumable goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture and for many other applications, including point of purchase displays. The Company provides innovative packaging solutions, stressing the value-added aspects of its corrugated containers, including labeling and multicolor graphics to differentiate its products and respond to customer requirements. The Company's corrugated container plants are located nationwide, serving local customers and large national accounts.

Sales volumes shown above include the Company's proportionate share of the operations of Smurfit-MBI (formerly MacMillan Bathurst, Inc.), a Canadian producer of corrugated containers, and other affiliates reported on an equity ownership basis. The Company and Jefferson Smurfit Group plc ("JS Group"), a principal shareholder of SSCC, each own a 50% interest in Smurfit-MBI.

The Company produces bleached northern and southern hardwood pulp. Market pulp is sold to manufacturers of paper products, including photographic and other specialty papers, as well as the printing and writing sectors.

INDUSTRIAL BAGS SEGMENT

The Company produces multiwall bags, consumer bags and intermediate bulk containers that are designed to safely and effectively ship a wide range of industrial and consumer products, including fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt. The Company's bag plants are located nationwide. The Company believes it is the largest producer of industrial bags in the United States. In 1999, the Company's bag plants consumed approximately 45% of the kraft paper produced by the Company's kraft paper mills. Shipments for 1999, 1998 and 1997 were 316,000, 302,000 and 297,000 tons, respectively, excluding the proportionate share of non-consolidated affiliates. The Company's sales of industrial bags in 1999 were $513 million.

INTERNATIONAL SEGMENT

The Company produces containerboard, boxboard and corrugated containers in Europe and Latin America. The Company's European operations includes three paper mills (located in Hoya and Viersen, Germany and Cordoba, Spain), 21 corrugated container plants (eleven located in Germany, three in Spain, three in Belgium, two in France, and two in The Netherlands) and six reclamation plants (five located in Germany and one in Spain). In addition, the Company operates four container plants in Mexico, and several small affiliate operations, which also produce corrugated containers. Production for the Company's international mills and sales volume for its international corrugated container facilities for the last three years were:

                                                                              1999          1998          1997
                                                                         ---------     ---------     ---------
Tons produced (in thousands)
  Containerboard...................................................           380           380           381
  Recycled boxboard................................................            79            75            78
Corrugated containers sold (in billion sq. ft.)....................          12.5          12.3          11.4

In 1999, the Company's international corrugated container plants consumed 761,000 tons of containerboard. Total International segment sales were $581 million in 1999.

FIBER RESOURCES
---------------

Wood fiber and recycled fiber are the principal raw materials used in the manufacture of the Company's paper products. The Company satisfies virtually all of its need for wood fiber through purchases on the open market or under supply agreements and essentially all of its need for recycled fiber through SSCC's reclamation operations.

Wood fiber and recycled fiber are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Conservation regulations have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which the Company procures wood fiber. Fluctuations in supply and demand for recycled fiber have from time to time caused tight supplies of recycled fiber, and at those times the Company has experienced an increase in the cost of such fiber. While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

MARKETING
---------

The Company's marketing strategy is to sell a broad range of paper-based packaging products to marketers of industrial and consumer products. In managing the marketing activities of its paperboard mills, the Company seeks to meet the quality and service needs of the customers of its package converting plants at the most efficient cost, while balancing those needs against the demands of its open market customers. The Company's converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high-volume sales of commodity products. The Company seeks to serve a broad customer base for each of its segments and as a result serves thousands of accounts from its plants. Each plant has its own sales force, and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. The Company complements the local plants' marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant because of production capacity and equipment requirements.

The Company's business is not dependent upon a single customer or upon a small number of major customers. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company.

COMPETITION
-----------

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

BACKLOG
-------

Demand for the Company's major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are not a significant factor in the industry. The Company does not have a significant backlog of orders, as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT
------------------------

The Company's research and development center uses state-of-the-art technology to assist all levels of the manufacturing and sales processes from raw materials supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. The technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. The Company actively pursues applications for patents on new inventions and designs and attempts to protect its patents against infringement. Nevertheless, the Company believes that its success and growth are more dependent on the quality of its products and its relationships with its customers, than on the extent of its patent protection. The Company holds or is licensed to use certain patents, licenses, trademarks and trade names on products, but does not consider that the successful continuation of any material aspect of its business is dependent upon such intellectual property.

EMPLOYEES
---------

The Company had approximately 21,900 employees at December 31, 1999, of whom approximately 16,600 were employees of U.S. operations and the remainder were employees of foreign operations. Of the domestic employees, approximately 11,600 employees (70%) are represented by collective bargaining units. The expiration dates of union contracts for the Company's major paper mill facilities are as follows: the Hodge, LA mill, expiring June 2000; the Missoula, MT mill, expiring May 2001; the Jacksonville, FL (Seminole) mill, expiring June 2001; the Hopewell, VA mill, expiring July 2002; the Panama City, FL mill, expiring March 2003; and the Florence, SC mill, expiring August 2003. The Company believes that its employee relations are generally good and is currently in the process of bargaining with unions representing production employees at a number of its operations. While the terms of these agreements may vary, the Company believes that the material terms of its collective bargaining agreements are customary for the industry and the type of facility, the classification of the employees and the geographic location covered thereby.

ENVIRONMENTAL COMPLIANCE
------------------------

The Company's operations are subject to extensive environmental regulation by federal, state, and local authorities. The Company in the past has made significant capital expenditures to comply with water, air, solid and hazardous waste, and other environmental laws and regulations, and expects to make significant expenditures in the future for environmental compliance. Because various environmental standards are subject to change, it is difficult to predict with certainty the amount of capital expenditures that will ultimately be required to comply with future standards. In particular, the United States Environmental Protection Agency ("EPA") has finalized significant parts of its comprehensive rule governing the pulp, paper and paperboard industry (the "Cluster Rule"), which will require substantial expenditures to achieve compliance. The Company estimates, based on engineering studies done to date, that compliance with these portions of the Cluster Rule could require up to $180 million in capital expenditures over the next several years. The ultimate cost of complying with the regulations cannot be predicted with certainty until further engineering studies are completed and additional regulations are finalized.

In addition to Cluster Rule compliance, the Company also anticipates additional capital expenditures related to environmental compliance. For the past three years, the Company has spent an average of approximately $18 million annually on capital expenditures for environmental purposes. The anticipated spending for such capital projects for fiscal 2000 is approximately $130 million. A significant amount of the increased expenditures in 2000 will be due to compliance with the Cluster Rule and is included in the estimate of up to $180 million set forth above. Since the Company's principal competitors are, or will be, subject to comparable environmental standards, including the Cluster Rule, management is of the opinion, based on current information, that compliance with environmental standards will not adversely affect the Company's competitive position.

ITEM 2.  PROPERTIES
         ----------

The Company maintains manufacturing facilities and sales offices throughout North America, Europe and Latin America. The Company's facilities are properly maintained and equipped with machinery suitable for their use. The Company's manufacturing facilities as of December 31, 1999 are summarized below:

                                                                      Number of Facilities                      State
                                                        -------------------------------------------------
                                                             Total            Owned           Leased          Locations
                                                             -----            -----           ------          ---------
United States
 Paper mills..........................................         11               11                                10
 Corrugated container plants..........................         81               46               35               32
 Bag packaging plants.................................         15                8                7               13
 Wood products plants.................................          1                1                                 1
                                                        -------------------------------------------------
Subtotal..............................................        108               66               42               36
Canada
 Paper mills..........................................          3                3                               N/A
 Other................................................          1                1                               N/A
Europe and Other
 Paper mills..........................................          3                3                               N/A
   Reclamation plants                                           6                3                3              N/A
    ....................................
 Corrugated container plants..........................         26               23                3              N/A
                                                        -------------------------------------------------
Total.................................................        147               99               48              N/A
                                                        =================================================

Approximately 76% of the Company's investment in property, plant and equipment is represented by its paper mills. In addition to its manufacturing facilities, the Company owns approximately 132,000 acres of timberland in Canada and operates wood harvesting facilities.

The approximate annual tons of productive capacity, in thousands of short tons, of the Company's paper mills at December 31, 1999 were:

                                                            Annual
                                                           Capacity
                                                         ------------
         United States
            Containerboard............................         4,008
            Kraft paper...............................           437
            Market pulp...............................           341
                                                         ------------
                Subtotal..............................         4,786
         Canada
            Containerboard............................           477
            Market pulp...............................           240
         Europe and Other
            Containerboard............................           418
            Recycled boxboard.........................            79
                                                         ------------
         Total........................................         6,000
                                                         ============

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

LITIGATION
----------

The Company was a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of the Company and Four M. The OPA required that the Company and Four M each purchase one-half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also required the Company and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998, and FCPC and certain of its affiliates filed for Chapter 11 bankruptcy protection in April 1999. Certain creditors of FCPC filed an adverse proceeding in the bankruptcy against the Company and Four M, and certain of their officers and directors, alleging, among other things, default with respect to the
obligations of the Company and Four M under the OPA.   On October 20, 1999 FCPC
and a committee representing the holders of the FCPC debt securities filed a bankruptcy reorganization plan (the "Plan") that provided for the settlement of all outstanding claims in exchange for cash payments. Under the Plan, which was confirmed and consummated in January 2000, the Company paid approximately $123 million to satisfy the claims of creditors of FCPC, the Company received title to the FCPC mill, and all claims under the OPA, as well as any obligations of the Company involving FCPC or its affiliates, were released and discharged. In addition, Four M issued $25 million of convertible preferred stock to the Company in connection with the consummation of the Plan.

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Eastern District of Pennsylvania alleging that the Company reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and SSCC. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The Federal Multidistrict Litigation Panel has ordered all of the complaints to be transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania. The Company, JSC(U.S.) and SSCC believe they have meritorious defenses and intend to vigorously defend these cases.

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

ENVIRONMENTAL MATTERS
---------------------

In October 1992, the Florida Department of Environmental Regulation, predecessor to the Department of Environmental Protection ("DEP"), filed a civil complaint in the Circuit Court of Bay County, FL against the Company seeking injunctive relief, an unspecified amount of fines and civil penalties, and other relief based on alleged groundwater contamination at the Company's Panama City, FL mill. In addition, the complaint alleged operation of a solid waste facility without a permit and discrepancies in hazardous waste shipping manifests. At the parties' request, the case was stayed pending the conclusion of a related administrative proceeding petitioned by the Company in June 1992 following DEP's proposal to deny the Company a permit renewal to continue operating its wastewater pretreatment facility at the mill site. The administrative proceeding was referred to a hearing officer for an administrative hearing on the consolidated issues of compliance with a prior consent order, denial of the permit renewal, completion of a contamination assessment and denial of a sodium exemption. In March 1999, DEP and the Company entered into a Consent Agreement pursuant to which DEP issued an operating permit for the wastewater treatment system, DEP granted the sodium exemption, and the Company agreed to install and operate a hydrologic barrier well system. As part of the settlement, the enforcement action with respect to the groundwater contamination was dismissed.

In September 1997, the Company received a Notice of Violation ("NOV") and a Compliance Order from the EPA alleging noncompliance with air emissions limitations for the smelt dissolving tank at the Company's Hopewell, VA mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, the Company responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, the Company received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a NOV alleging that the Company had "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. The Company responded to this NOV and indicated that the EPA's allegations were without merit.

In August 1999, the Company received a Notice of Infraction from the Ministry of Environment of the Province of Quebec (the "Ministry") alleging noncompliance with specified environmental standards at the Company's New Richmond, Quebec mill. The majority of the citations alleged that the Company had discharged total suspended solids in the mill's treated effluent which exceeded the regulatory limitations for the rolling 30-day average. The remainder of the citations were for monitoring, reporting and administrative deficiencies uncovered during an inspection performed by the Ministry earlier in the year. The total fine demanded by the Ministry for all of the alleged violations is $6.5 million (Canadian). The Company entered a plea of "not guilty" as to all of the citations and intends to vigorously defend itself against these alleged violations.

Federal, state and local environmental requirements are a significant factor in the Company's business. The Company employs processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions, and wastes, and which are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. The Company operates and expects to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions, and wastes.

The Company also faces potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and analogous state laws, regardless of fault or the lawfulness of the original disposal. The Company has received notice that it is or may be a PRP at a number of federal and/or state sites where response action may be required, and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. The Company's relative percentage of waste deposited at a majority of these sites is quite small. In addition to participating in remediation of sites owned by third parties, the Company has entered into consent orders for investigation and/or remediation of certain Company-owned properties.

Based on current information, the Company believes that the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and remediation of owned property, will not have a material adverse effect on the Company's financial condition or results of operations. The Company believes that its liability for these matters was adequately reserved at December 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of security holders of the registrant during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

MARKET INFORMATION
------------------

The Company is a wholly-owned subsidiary of SSCC, and therefore, all of the outstanding common stock of the Company ("Stone Common Stock") is owned by SSCC. As a result, there is no established public market for the Stone Common Stock.

DIVIDENDS
---------

The Company did not pay dividends on its common stock during 1998 or 1999. The ability of the Company to pay dividends in the future is restricted by certain restrictive provisions contained in the Company's Credit Agreement, Senior Note Indentures, Senior Subordinated Indenture and Restated Certificate of Incorporation.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------
(In millions, except per share and statistical data)

                                                                                                  Predecessor
                                                                               --------------------------------------------
                                                      Year      Period from       Period from
                                                     Ended      November 19      January 1 to
                                                    December    to December        November       Year Ended December 31,
                                                                                               ----------------------------
                                                    31, 1999    31, 1998(a)       18, 1998      1997       1996     1995(b)
                                                 --------------------------------------------------------------------------
Summary of Operations(c) (e)
Net sales.....................................      $  4,341       $   465          $  4,254   $ 4,696   $ 4,989    $ 7,198
Income (loss) from operations.................           197           (15)             (152)      (89)      146      1,202
Income (loss) before extraordinary item.......           (75)          (36)             (749)     (405)     (122)       445
Net income (loss).............................           (77)          (36)             (749)     (418)     (126)       256

Basic earnings per share of common stock (c)
Income (loss) before extraordinary item.......                                         (7.43)    (4.16)    (1.32)      4.64
Net income (loss).............................                                         (7.43)    (4.29)    (1.35)      2.63
Weighted average shares outstanding...........                                           102        99        99         94

Diluted earnings per share of common stock (c)
Income (loss) before extraordinary item.......                                         (7.43)    (4.16)    (1.32)      3.89
Net income (loss).............................                                         (7.43)    (4.29)    (1.35)      2.24
Weighted average shares outstanding...........                                           102        99        99        115
Cash dividends per common share  are                                                                         .60        .30

---------------------------------------------------------------------------------------------------------------------------
Other Financial Data (e)
Net cash provided by (used for) operating
 activities...................................      $     72       $    12          $    (16)  $  (259)  $   288    $   962
Net cash provided by (used for) investing
 activities...................................           683           (22)               35      (174)     (342)      (545)
Net cash provided by (used for) financing
 activities...................................          (883)         (111)              128       438       128       (492)
Depreciation and amortization.................           296            34               239       302       315        372
Capital investments and acquisitions..........            87            22               219       150       358        443
Working capital...............................             1           488                         507       672        981
Property, plant, equipment and timberlands,
 net..........................................         3,110         4,012                       2,427     2,668      2,694
Total assets..................................         7,565         8,793                       5,824     6,354      6,399
Long-term debt................................         3,157         4,063                       4,351     4,160      3,942
Redeemable preferred stock....................            78            78                         115       115        115
Stockholders' equity..........................         2,506         2,590                         277       795      1,005

---------------------------------------------------------------------------------------------------------------------------
Statistical Data (tons in thousands) (d)
Containerboard and kraft production (tons)....         5,198           604             4,664     5,371     5,030      5,008
Market pulp production (tons).................           572            71               708     1,127     1,009      1,083
Corrugated shipments (billion sq. ft.)........          62.6           6.2              52.7      55.7      53.1       53.0
Industrial bag shipments (tons)...............           316            59               447       509       538        574
Number of employees...........................        21,900        23,000                      24,600    24,200     25,900

Notes to Selected Financial Data

(a) On November 18, 1998, the Company completed a merger with a wholly-owned subsidiary of SSCC. The Merger was accounted for as a purchase business combination, and accordingly, purchase accounting adjustments, including goodwill, have been pushed down and are reflected in the Company's financial statements subsequent to November 18, 1998. The financial statements for periods before November 18, 1998 were prepared using the Company's historical basis of accounting and are designated as "Predecessor". The comparability of operating results for the Predecessor periods and the periods subsequent to November 18, 1998 are affected by the purchase accounting adjustments.

(b) On November 1, 1995, Stone-Consolidated Corporation ("Stone-Consolidated"), a Canadian subsidiary of the Company, amalgamated its operations with Rainy River Forest Products, Inc. a Toronto-based Canadian pulp and paper company. As a result of the amalgamation, the Company's equity ownership in Stone-Consolidated was reduced from 75% to 47% and accordingly, effective November 1, 1995, the Company began reporting Stone-Consolidated as a non-consolidated affiliate in accordance with the equity method of accounting. Furthermore, on May 30, 1997, Stone-Consolidated merged with Abitibi-Price Inc. to form Abitibi Consolidated, Inc. ("Abitibi") and, as of December 31, 1998, the Company was the owner of approximately 25 percent of the common stock of Abitibi. On January 21, 1999 the Company sold 16% (approximately 7.8 million shares) of its interest in Abitibi for approximately $80 million. On April 23, 1999, the Company sold its remaining interest (approximately 41 million shares) for net proceeds of $414 million. As a result, the Company recorded a $39 million gain during 1999. The proceeds of the sales have been applied to debt reduction.

(c) Subsequent to the Merger, earnings per share information is no longer presented because the Company is a wholly-owned subsidiary of SSCC.

(d) Production and shipments data includes the Company's proportionate ownership share of certain non-consolidated affiliates.

(e) Certain prior year amounts have been restated to conform to current year presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------

GENERAL
-------

Market conditions and demand for containerboard and corrugated containers, the Company's primary products, have historically been subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and the Company's profitability.

Market conditions were generally weak from 1996 to 1998 due primarily to excess capacity within the industry. Linerboard prices, which peaked in 1995 at approximately $535 per ton, declined dramatically thereafter, reaching a low of $310 per ton in April 1997. Corrugated container prices followed this same pricing trend during the period with somewhat less fluctuation. Prices remained at reduced levels through the end of 1998.

During the second half of 1998, the containerboard industry took extensive economic downtime, resulting in a significant reduction in inventory levels. In addition, several paper companies, including the Company, permanently shut down paper mill operations, approximating 6% of industry capacity. The balance between supply and demand for containerboard improved as a result of the shutdowns, and inventories remained low throughout 1999. Corrugated container shipments for the industry were strong in 1999, increasing approximately 2% compared to 1998. Based on these developments, the Company was able to implement two price increases during 1999, totaling $90 per ton for linerboard, bringing the price at the end of 1999 to $430 per ton. In addition, the Company implemented a $50 per ton price increase in February 2000 for linerboard.

Market pulp is also subject to the cyclical changes in the economy and changes in industry capacity. The price of market pulp declined from 1996 to 1998 as a result of excess capacity worldwide. Mill closures, market related downtime and the recovery of the Asian markets in 1998 resulted in tighter supplies and a recovery in prices in 1999. As a result, the Company was able to implement price increases totaling approximately $160 per metric ton for market pulp during 1999. In addition, the Company implemented a $30 per metric ton price increase in January 2000 for market pulp.

Wood fiber and recycled fiber are the principal raw materials used in the manufacture of the Company's products. Fiber supplies can vary widely at times and are highly dependent upon the demand of paper mills. Wood fiber and reclaimed fiber prices declined in 1998 due primarily to the lower demand brought about by extensive economic downtime taken by the containerboard industry in 1998. The price of old corrugated containers ("OCC"), the principal grade used in recycled containerboard mills, declined in 1998 to its lowest level in five years. The Company's average wood fiber cost in 1999 declined approximately 6% compared to 1998 due primarily to the number of permanent mill closures in those areas where the Company competes for wood. Recycled fiber prices increased approximately 11% compared to 1998, primarily as a result of stronger export demand.

RESTRUCTURING AND MERGER
------------------------

As previously discussed, the Company merged with a wholly-owned subsidiary of SSCC and became a wholly-owned subsidiary of SSCC on November 18, 1998. The Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments including goodwill were pushed down and reflected in the Company's financial statements after November 18, 1998. In connection with the Merger, SSCC restructured its operations. The restructuring included the shutdown of approximately 1.1 million tons, or 15% of SSCC's North American containerboard mill capacity and approximately 400,000 tons of its market pulp capacity.

The restructuring included the permanent shutdown on December 1, 1998 of certain of the Company's containerboard mill and pulp mill facilities and five of the Company's converting facilities during the allocation period in 1999. The adjustment to fair value of property, plant and equipment associated with the permanent shutdown of the Company's facilities, liabilities for the termination of certain employees of the Company and the liabilities for long-term commitments were included in the allocation of the cost to acquire the Company.

SSCC's cost to acquire the Company was completed during the fourth quarter of 1999 and included, among other things, adjustments for final appraisals of assets, adjustments to exit liabilities, the resolution of litigation related to the Company's investment in FCPC (see Part I, Item 3, Legal Proceedings) and the related deferred taxes. The final allocation resulted in acquired goodwill of $3,202 million, which is being amortized, on a straight-line basis over 40 years.

The exit liabilities remaining as of December 31, 1999 consisted of $183 million of anticipated cash expenditures. Since the Merger, through December 31, 1999, approximately $40 million (18%) of the cash expenditures were incurred, the majority of which related to severance and facility closure costs. Future cash outlays under the restructuring of the Company are anticipated to be $149 million (including the $123 million FCPC payment) in 2000, $7 million in 2001, $7 million in 2002, and $20 million thereafter. The remaining cash expenditures will continue to be funded through operations as originally planned. The Company is continuing to evaluate all areas of its business in connection with its Merger integration. Additional restructuring charges are expected in 2000 as management finalizes its plans.

RESULTS OF OPERATIONS
---------------------

Segment Data
(In millions)

For purposes of the following discussion of results of operations, the 1998 financial information for the period before November 18, 1998 (the "Predecessor") has been combined with the financial information for the period from November 19 to December 31, 1998. The financial statements for the Predecessor period were prepared using Stone's historical basis of accounting. The comparability of operating results for the Predecessor periods and the period encompassing push down accounting are affected by the purchase accounting adjustments.

                                                                      1999                   1998                  1997
                                                             ------------------------------------------------------------------
                                                              Net       Profit/       Net     Profit/         Net     Profit/
                                                             Sales      (Loss)      Sales     (Loss)        Sales     (Loss)
                                                             -------    -------    --------   --------     --------   --------
Containerboard and corrugated containers...........         $  3,245     $ 301     $  3,609    $     6     $  3,640    $   (35)
Industrial bags....................................              513        31          513         35          491         31
International......................................              581        28          586         30          556         27
Other operations...................................                2        (1)          11          1            9          4
                                                            --------     -----     --------        ---     --------    -------
  Total operations.................................         $  4,341       359     $  4,719         72     $  4,696         27
                                                            ========               ========                ========
Interest expense                                                          (340)                   (452)                   (441)
Other, net.........................................                        (94)                   (509)                   (191)
                                                                         -----                 -------                 -------
Loss before income taxes and extraordinary item....                      $ (75)                $  (889)                $  (605)
                                                                         =====                 =======                 =======

Other, net includes, among other things, corporate expenses, gain on asset sales and, for 1998, write-down of investments and certain Merger-related costs as discussed below.

1999 COMPARED TO 1998
---------------------

Net sales of $4,341 million for 1999 decreased $378 million, or 8%, compared to 1998 due primarily to lower sales volume and the closure of operating facilities in the Containerboard and Corrugated Containers segment. Higher sales prices partially offset the decline in volume. Operating profits of $359 million increased $287 million compared to 1998 due primarily to the performance of the Company's

Containerboard and Corrugated Containers segment. Other, net in 1999 improved $415 million compared to 1998 due primarily to the write-down of certain investments in 1998, improvements in operating results of affiliates and reductions in administrative expenses. Loss before income taxes and extraordinary item was $75 million in 1999 as compared to $889 million in 1998. The increases or (decreases) in net sales for each of the Company's segments are shown in the chart below.

(In millions)                                                                1999 Compared to 1998
                                              ------------------------------------------------------------------------------
                                                Container-
                                                  board &
                                                Corrugated       Industrial         Inter-           Other
                                                Containers          Bags           national        Operations          Total
                                                ----------       ----------        --------        ----------          -----
Increase (decrease) due to:
Sales price and product mix............           $ 124             $ 11             $(20)            $ (2)           $ 113
Sales volume...........................            (202)               5               39                              (158)
Closed or sold facilities..............            (286)             (16)             (24)             ( 7)            (333)
                                                  -----             ----             ----             ----            -----
 Net decrease..........................           $(364)            $  0             $ (5)            $ (9)           $(378)
                                                  =====             ====             ====             ====            =====

Containerboard and Corrugated Containers Segment
Net sales of $3,245 million for 1999 decreased by 10% compared to 1998. The benefit from the improvement in sales prices was offset by a reduction in containerboard sales volume, plant closures resulting from the Merger and the sale of the Company's newsprint operation located in Snowflake, AZ (the "Snowflake Mill") in October 1998. The Company was able to implement two price increases for containerboard in 1999, totaling $90 per ton for linerboard and $130 per ton for medium. On average, linerboard and corrugated container prices increased 8% and 2%, respectively, compared to 1998. The average prices of kraft paper and pulp in 1999 increased 4% and 15%, respectively, compared to 1998. Profits improved by $295 million compared to 1998 to $301 million due to higher sales prices, plant shutdowns, reduced mill downtime and cost saving initiatives undertaken in connection with the Merger. Cost of goods sold as a percent of net sales decreased to 83% for 1999 compared to 92% for 1998.

Containerboard production of 4,381 tons in 1999 decreased by 1% and pulp production declined 10% compared to 1998 due primarily to the mill closures. Production of kraft paper declined 4%. Corrugated container shipments were unchanged from 1998.

Industrial Bags Segment
Net sales of $513 million for 1999 were unchanged from last year and profits decreased $4 million to $31 million. Cost of goods sold as a percent of net sales decreased to 83% for 1999 compared to 88% for 1998 due primarily to the higher average sales prices. The decline in profits was due primarily to higher administrative cost.

International Segment
Net sales of $581 million decreased by 1% compared to 1998 and profits decreased by $2 million to $28 million. The decrease in net sales was due to lower average sales prices in Europe and the sale of the Company's corrugated container operations located in Australia. Exclusive of the Australia operations, shipments of corrugated containers increased 8% compared to 1998. Cost of goods sold as a percent of net sales decreased from 86% in 1998 to 85% in 1999.

Costs and Expenses
Cost of goods sold for 1999 in the Company's Consolidated Statements of Operations decreased compared to 1998 due primarily to the effects of the Merger and the sale of the Snowflake Mill. Such decreases were partially offset by higher LIFO expense, higher depreciation expense related to the fair value adjustments made to the historical basis of property, plant and equipment in the purchase price allocation adjustment and increased goodwill amortization charges. The Company's overall cost of goods sold as a percent of net sales decreased from 92% in 1998 to 87% in 1999 due primarily to the effects of the Merger and higher average sales prices.

Selling and administrative expenses for 1999 decreased compared to 1998 due
primarily to staff reductions,   certain other merger synergies achieved and a
reduction in bad debt expense. Selling and administrative expenses as a percent of net sales decreased from 12% in 1998 to 9% in 1999.

Interest expense, net decreased $112 million compared to 1998 primarily as a result of lower average outstanding borrowings during 1999.

Equity income of non-consolidated affiliates was $12 million in 1999, as compared to a loss in 1998 of $88 million. The improvement was due primarily to elimination of losses related to the Company's non-consolidated affiliates that were divested during 1998 and 1999.

Other, net in the Company's Consolidated Statements of Operations improved in 1999 due primarily to non-cash charges in 1998 of $174 million for the write-down of certain investments and assets. In addition, the Company recorded foreign exchange gains in 1999 as compared to foreign exchange losses in 1998. Other, net included a gain of $39 million on the sale of shares of Abitibi in 1999 and a gain of $37 million on the sale of the Snowflake Mill in 1998. In connection with the Merger, the Company recorded charges of $32 million in the 1998 Predecessor period related to certain Merger transactions cost and change in control payments.

The effective income tax rate for 1999 differed from the federal statutory tax rate due to several factors, the most significant of which was the effect of permanent differences from applying purchase accounting. At December 31, 1999, the Company had approximately $1,337 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2009 through 2019, with a tax value of $468 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. Further, the Company had net operating loss carryforwards for state purposes with a tax value of $68 million, which expire from 2000 through 2019. A valuation allowance of $46 million has been established for a portion of these deferred taxes. For information concerning the benefit from income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 8 of the Notes to the Consolidated Financial Statements.

1998 COMPARED TO 1997
---------------------

Net sales of $4,719 million for 1998 increased $23 million, or 1%, compared to 1997. Operating profits of $72 million increased $45 million compared to 1997 due primarily to the Containerboard and Corrugated Containers segment.

Containerboard and Corrugated Containers Segment
Net sales of $3,609 million for 1998 decreased 1% compared to 1997 and profits improved by $41 million to $6 million. The decrease in net sales was due to a number of factors, including the de-consolidation of the Company's SVCPI affiliate effective June 1997, lower average prices for market pulp, lower volume for containerboard and the sale of the Snowflake Mill. The decreases were partially offset by increased sales of corrugated containers. The improvement in profit was due primarily to higher prices for containerboard and corrugated container products. Losses for the Company's market pulp operations increased in 1998 compared to 1997 by $75 million due primarily to lower prices, partially offsetting the increase in containerboard and corrugated container profits.

Corrugated container prices and sales volume increased compared to 1997 by 4% and 5%, respectively. Containerboard prices were higher in 1998 by 8% compared to 1997. Containerboard sales volume in 1998 declined 12% compared to 1997 due primarily to the higher level of economic downtime and the closures of a containerboard mill and other pulp mill facilities, effective December 1, 1998. Kraft paper prices and sales volume declined compared to 1997 by 5% and 14%, respectively. Cost of goods sold as a percent of net sales decreased from 93% in 1997 to 92% in 1998 due primarily to the higher sales prices in 1998.

In October 1998, the Company sold the Snowflake Mill to Abitibi. As a result of the sale, the Company no longer operates in the newsprint business. The Company retained ownership of a corrugating medium machine located at the Snowflake Mill. The gain on the sale of the Snowflake Mill, of $37 million, is included in other, net in the Segment Data table.

Industrial Bags Segment
Net sales of $513 million increased 4% compared to 1997 and profits improved $4 million to $35 million. The increase in net sales and profit were due primarily to Interstate Packaging, which became a consolidated subsidiary of the Company in May 1998. Sales volume, excluding Interstate Packaging, increased by 2% in 1998 and prices were comparable to 1997. Cost of goods sold as a percent of net sales for 1998 was comparable to 1997.

International Segment
Net sales $586 million increased by 5% compared to 1997 and profit improved $3 million to $30 million. The increases were due primarily to improved sales volume for corrugated containers, which improved 4% compared to 1997. Corrugated container selling prices were comparable to 1997. A 2% increase in containerboard sales price was offset by a decrease in sales volume and the impact of strengthening of the U.S. dollar relative to local currencies. Cost of goods sold as a percent of net sales for 1998 was comparable to 1997.

Costs and Expenses
The Company's overall cost of goods sold as a percent of net sales in 1998 of 92% was comparable to 1997. Selling and administrative expenses for 1998 increased compared to 1997 due to Merger-related costs and higher bad debt expense. Selling and administrative expense as a percent of net sales increased from 10% in 1997 to 12% in 1998.

Interest expense, net increased $11 million over 1997 primarily as a result of higher average outstanding borrowings during the year.

Equity loss of non-consolidated affiliates was $88 million for 1998, as compared to $71 million in 1997 due primarily to significant increases in foreign exchange transaction losses recorded by Abitibi on foreign currency forward contracts.

Other, net expense for 1998 in the Company's Consolidated Statements of Operations increased compared to 1997 due to non-cash charges of $174 million related to the write-down of certain investments and assets, and a charge of $32 million related to certain Merger transaction costs and change in control payments recorded in the 1998 Predecessor period. The write-downs included (1) $67 million related to the Company's investment in Stone Venepal (Celgar) Pulp, Inc., which filed for bankruptcy in July, 1998; (2) $56 million related to its 50% ownership interest in Financiere Carton Papier, a privately held folding carton converting operation based in France; (3) $32 million related to its 20% ownership interest in Venepal S.A.C.A., a publicly traded, Venezuelan based, manufacturer of paperboard and paper packaging products; and (4) $19 million related to wood products operations.

The income tax benefit recorded in 1998 was $104 million. The benefit was reduced by a valuation allowance established in the third quarter against deferred tax assets on net operating loss carryforwards, which, due to continuing losses, may not be realizable. For information concerning the benefit from income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 8 of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General
In 1999, proceeds from the sale of assets of $770 million, net cash provided by operating activities of $72 million and available cash of $124 million were used primarily to fund capital investments of $87 million and net debt payments of $883 million.

In January 1999, the Company sold 7.8 million shares of its interest in Abitibi for approximately $80 million, and in April 1999, the Company sold its remaining interest in Abitibi for approximately $414 million. Proceeds were sufficient to prepay the entire outstanding balance of the Company's Tranche B term loan and, in accordance with the Company's Credit Agreement (as defined below), the revolving credit maturity date was extended from April 30, 2000 to December 31, 2000

On February 23, 2000, SSCC, Stone and a newly-formed subsidiary of Stone entered into a Pre-Merger Agreement with St. Laurent, pursuant to which the Company will acquire St. Laurent for approximately $1.4 billion, consisting of approximately $625 million in cash, the issuance of approximately 25 million shares of SSCC common stock and the assumption of approximately $386 million of St. Laurent's debt. The Company expects to borrow $1,050 million to finance the acquisition of St. Laurent. Consummation of the transaction, which is subject to St. Laurent shareholder and certain regulatory approvals, is expected to occur in the second quarter of 2000.

Financing Activities
In January 1999, the Company obtained a waiver from its bank group for relief from certain financial covenant requirements under the Company's bank credit agreement (the "Credit Agreement") as of December 31, 1998. Subsequently, on March 23, 1999, the Company and its bank group amended the Credit Agreement to further ease certain quarterly financial covenant requirements for 1999.

In August 1999, the Company repaid its $120 million 11.0% senior subordinated debentures at maturity with borrowings under its revolving credit facility.

In October 1999, the Company entered into a new accounts receivable securitization program (the "Securitization Program"). The Securitization Program provides for certain trade accounts receivables to be sold to Stone Receivables Corporation, a wholly-owned non-consolidated bankruptcy remote qualified special purpose entity. The proceeds from the transaction were used to prepay the borrowings under the prior accounts receivable securitization program.

The Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Credit Agreement also requires prepayments if the Company has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. The Company generated excess cash flow in the fourth quarter of 1999 of approximately $43 million, which is classified as current maturities of long-term debt in the Company's December 31, 1999 Consolidated Balance Sheet. The obligations under the Credit Agreement were secured by a security interest in substantially all of the assets of the Company and 65% of the stock of its Canadian subsidiary. The security interest excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container plants. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The declaration of dividends by the Board of Directors is subject to, among other thing, certain restrictive provisions contained in the Credit Agreement and certain note indentures. At December 31, 1999, the

Company had accumulated dividend arrearages of approximately $22 million related to a series of its preferred stock.

The Company's senior notes, aggregating $1,698 million (the "Senior Notes") are redeemable in whole or in part at the option of the Company at various dates beginning in February 1999, at par plus a weighted average premium of 2.57%.
The Company's senior subordinated debentures (the "Senior Subordinated Debentures"), aggregating $481 million, are redeemable as of December 31, 1999, in whole or in part, at the option of the Company at par plus a weighted average premium of .16%. The indentures governing the Senior Notes and the Senior Subordinated Debentures (the "Indentures") generally provide that in the event of a change of control (as defined), the Company must, subject to certain exemptions, offer to repurchase the Senior Notes and the Senior Debentures. The Merger constituted such a change in control. As a result, the Company is required to offer to repurchase the Senior Notes and the Senior Subordinated Debentures at a price equal to 101% of the principal amount, together with accrued interest. However, because the Credit Agreement prohibits the Company from making an offer to repurchase the Senior Notes and the Senior Subordinated Debentures, the Company could not make the offer. Although the terms of the Senior Notes refer to an obligation to repay the bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not specify a deadline, if any, following the Merger for repayment of bank debt or obtaining such consent. The Company intends to actively seek commercially acceptable sources of financing to repay the outstanding indebtedness under the Credit Agreement or alternative financing arrangements which would cause the bank lenders to consent to the repurchase. There can be no assurance that the Company will be successful in obtaining such financing or consents or as to the terms of such financing or consents.

Based upon covenants in the Indentures, the Company is required to maintain certain levels of equity. If the minimum equity levels are not maintained for two consecutive quarters, the applicable interest rates on the Indentures are increased by 50 basis points per semiannual interest period (up to a maximum of 200 basis points) until the minimum equity level is attained. The Company's equity level was below the minimum equity level during most of 1998. As a result, the interest rates increased. The interest rates on the Indentures returned to the original interest rates on April 1, 1999 due to the Company's equity levels exceeding the minimum on December 31, 1998. The Company's equity level exceeded the minimum on December 31, 1999.

The Company expects that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next year to meet its ordinary course obligations, including debt service, settlement of the FCPC reorganization plan, expenditures under the Cluster Rule and capital expenditures. Scheduled debt payments in 2000 and 2001 are $162 million and $603 million, respectively, with increasing amounts thereafter. Capital expenditures for 2000 are expected to be approximately $175 million. The Company expects to use any excess cash flow provided by operations to make further debt reductions. As of December 31, 1999, the Company had $447 million of unused borrowing capacity under the Credit Agreement.

In March 2000, the Company entered into a commitment letter under which a financial institution agreed to provide a new $575 million Tranche F term loan, the proceeds of which will be used to redeem its 9-7/8% Senior Notes maturing February 1, 2001. The Tranche F term loan will mature on December 31, 2005 and will be provided through an amendment and restatement of the Credit Agreement. In connection with such amendment and restatement, the Company has requested that the maturity date of the revolving facility under the Credit Agreement be extended from December 31, 2000 to December 31, 2005. The transaction is expected to close in the first quarter of 2000.

Year 2000
The year 2000 problem concerned the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changed to 2000. The Company depends upon its information technology ("IT") and non-IT (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business.

The Company utilized both internal and external resources to evaluate the potential impact of the year 2000 problem and established a year 2000 Program Management Office to guide and coordinate the efforts of its operating units in developing and executing its plan. The year 2000 Program Management Office instituted a seven-phase approach, which enabled the Company to identify all systems and devices, which were determined to be susceptible to the year 2000 problem. Corrective actions were initiated and affected systems or devices were replaced, repaired or upgraded. Through December 31, 1999, the Company spent approximately $15 million to correct the year 2000 problem. The Company does not expect to spend any significant amounts in the future on year 2000 related problems.

Subsequent to midnight on December 31, 1999 (the "Rollover Date"), the Company's financial and administrative systems, communication links, and process control systems, which control and monitor production, power, emissions and safety, were verified for operational capability. Only minor issues, relating to these systems were noted. The Company has conducted and managed normal business operations as planned, since the Rollover Date and has not experienced any loss of production at any mill or converting facility as a result of the year 2000 problem. Minor issues, which surfaced at mills and converting facilities, were addressed and resolved typically within one day. The Company was able to provide customers, upon request, verification of operational capability on January 1, 2000. Furthermore, the Company was not adversely impacted by any disruption of raw materials, supplies or services provided by key vendors or suppliers.

The Company's year 2000 Program Management Office continues to check for year 2000 issues. However, given the amount of system activity since the Rollover Date, the Company does not expect any major problems related to the year 2000 problem.

Environmental Matters
The Company's operations are subject to extensive environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has made, and expects to continue to make, significant capital expenditures to comply with water, air and solid and hazardous waste and other environmental laws and regulations. Capital expenditures for environmental control equipment and facilities were approximately $14 million in 1999 and approximately $8 million in 1998. The Company anticipates that environmental capital expenditures will approximate $130 million in 2000. The majority of the expenditures after 1999 relate to amounts that the Company currently anticipates will be required to comply with the Cluster Rule. Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments which cannot be predicted at this time, such costs could increase as environmental regulations become more stringent. Environmental control expenditures include projects which, in addition to meeting environmental concerns, may yield certain benefits to the Company in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation) represent ongoing costs to the Company. In November 1997, the EPA issued the Cluster Rule, which made existing requirements for discharge of wastewater under the Clean Water Act more stringent and impose new requirements on air emissions under the Clean Air Act for the pulp and paper industry. Though the final rule is still not fully promulgated, the Company currently believes it may be required to make capital expenditures of up to $170 million during the next several years in order to meet the requirements of the new regulations. Also, additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service.

In addition, the Company is from time to time subject to litigation and governmental proceedings regarding environmental matters in which compliance action and injunctive and/or monetary relief are sought. The Company has been named as a PRP at a number of sites which are the subject of remedial activity under CERCLA or comparable state laws. Although the Company is subject to joint and several liability imposed under CERCLA, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Payments related to clean-up at existing and former operating sites and CERCLA sites were not material to the Company's liquidity during 1999. Future environmental regulations may have an unpredictable adverse effect on the Company's operations and earnings, but they are not expected to adversely affect the Company's competitive position.

Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on engineering studies and legislative and technological developments which cannot be predicted at this time, such costs could increase as environmental regulations become more stringent. Environmental expenditures include projects, which, in addition to meeting environmental concerns, may yield certain benefits to the Company in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation costs) represent ongoing costs to the Company.

Effects of Inflation
Although inflation has slowed in recent years, it is still a factor in the economy, and the Company continues to seek ways to mitigate its impact to the
extent permitted by competition.   Inflationary increases in operating costs
have been moderate since 1996 and have not had a material impact on the Company's financial position or operating results during the past three years. The Company uses the last-in, first-out method of accounting for approximately 63% of its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus provides a closer matching of revenue and expenses in periods of increasing costs. Because of the Merger, the Company's asset values were adjusted to fair market value in the allocation of the purchase price. As a result, depreciation expense in future years will approximate current cost of productive capacity being consumed.

Prospective Accounting Standards
In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company is currently assessing what the impact of SFAS No. 133 will be on the Company's future earnings and financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

Foreign Currency Risk
A portion of the Company's operations are located outside of the United States. Accordingly, movements in exchange rates and translation effects may have an impact on the financial condition and results of operations of the Company's foreign subsidiaries and affiliates. The Company's significant foreign exchange exposures are the Canadian dollar and the German mark. In general, a weakening of these currencies relative to the U.S. dollar has a negative translation effect on the Company's financial condition and results of operations. Conversely, a strengthening of these currencies would have the opposite effect.

Assets and liabilities outside the United States are primarily located in Canada and Germany. The Company's investments in foreign subsidiaries with a functional currency other than the U.S. are not hedged. The net assets in foreign subsidiaries translated into U.S. dollars using the year-end exchange rates were approximately $640 million at December 31, 1999. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign currency exchange rates would be approximately $64 million at December 31, 1999. Any loss in fair value would be reflected as a cumulative translation adjustment in Accumulated Other Comprehensive Income and would not impact the net income of the Company.

In 1999, 1998 and 1997, the average exchange rates for the Canadian dollar and the German mark strengthened (weakened) against the U.S. dollar as follows:

Year ended December 31,                         1999       1998       1997
-----------------------                        -----      -----      -----
  Canadian dollar..........................    (0.2)%     (7.1)%     (1.5)%
  German mark..............................    (4.4)      (1.4)     (15.3)

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a German mark obligation. The Company incurred foreign currency transaction gains of $7 million in 1999 that have been recorded in Other, net. The Company's non-consolidated Canadian affiliate, Abitibi, was sold in April 1999, thereby eliminating a portion of the Company's foreign currency risk.

The Company enters into foreign currency exchange agreements, the amount of which was not material to the consolidated financial position of the Company at December 31, 1999.

Interest Rate Risk

The Company's earnings and cash flow are significantly affected by the amount of interest on its indebtedness. Management's objective is to protect the Company from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. The Company periodically enters into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within Company policy. The Company does not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. The amount of interest rate swaps entered into by the Company was not material to the consolidated financial position of the Company at December 31, 1999.

The table below presents principal amounts by year of anticipated maturity for the Company's debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Note 6 to the Notes to Consolidated Financial Statements.

Short and Long-Term Debt
Outstanding as of December 31, 1999                                                               There-               Fair
 (U.S.$, in millions)                                2000      2001      2002      2003   2004    After     Total     Value
------------------------------------------------------------------------------------------------------------------------------
U.S. bank term loans and revolver -
   9.7% average interest rate (variable)......     $ 136     $   7     $   7     $ 531     $          $       $  681    $  682
U.S. senior and senior subordinated notes-
   10.8% average interest rate (fixed)........        10       566       954         3       203       444     2,180     2,218
U.S. industrial revenue bonds -
   8.6% average interest rate (fixed).........         1        13        13        13        13       182       235       235
German mark bank term loans -
   5.2% average interest rate (variable)......        11        12        15         1         1                  40        40
Other-U.S.....................................         2         2         1         1         1         2         9         9
Other-foreign.................................         2         3         2         2         2         1        12        12
                                              --------------------------------------------------------------------------------
Total debt....................................     $ 162     $ 603     $ 992     $ 551     $ 220      $629    $3,157    $3,196
                                              ================================================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                                                                                                          PAGE NO.
                                                                                                          --------
  Index to Financial Statements
     Management's Responsibility for the Financial Statements........................................           23
     Reports of Independent Auditors.................................................................        24-25
     Consolidated Balance Sheets.....................................................................           26
     Consolidated Statements of Operations...........................................................           27
     Consolidated Statements of Stockholders' Equity.................................................           28
     Consolidated Statements of Cash Flows...........................................................           29
     Notes to the Consolidated Financial Statements..................................................           30

The following consolidated financial statement schedule of Stone Container Corporation is included in Item 14(a):

  Financial Statement Schedules:
   Report of Independent Accountants on Financial Statement Schedule.................................           64
   Valuation and Qualifying Accounts and Reserves (Schedule II)......................................           65

All other schedules specified under Regulation S-X for Stone Container Corporation have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS



The Management of the Company is responsible for the information contained in the consolidated financial statements and in other parts of this report. The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States appropriate in the circumstances and necessarily include certain amounts based on management's best estimate and judgment.

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

/s/ Ray M. Curran
---------------------------------------
Ray M. Curran
President and Chief Executive Officer
(Chief Executive Officer)


/s/  Paul K. Kaufmann
---------------------------------------
Paul K. Kaufmann
Vice President and Corporate Controller
(Principal Accounting Officer)

                         Report of Independent Auditors

  Board of Directors
  Stone Container Corporation

  We have audited the accompanying consolidated balance sheets of Stone Container Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999, the period from November 19 to December 31, 1998, and the period from January 1 to November 18, 1998 (Predecessor). Our audits also included the financial statement schedule listed in the Index at
  Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone Container Corporation at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for the year ended December 31, 1999, the period from November 19 to December 31, 1998, and the period from January 1 to November 18, 1998 (Predecessor) in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1999, the period from November 19 to December 31, 1998, and the period from January 1 to November 18, 1998 (Predecessor), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


  /s/ Ernst & Young LLP
  ---------------------
  Ernst & Young LLP
  St. Louis, Missouri
  January 24, 2000
  except for Note 19, as to which the date is February 23, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Stone Container Corporation

In our opinion, the consolidated statements of operations and cash flows for the year ended December 31, 1997 present fairly, in all material respects, the results of operations and cash flows of Stone Container Corporation and its subsidiaries for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Stone Container Corporation for any period subsequent to December 31, 1997.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
March 26, 1998

                          STONE CONTAINER CORPORATION

                          Consolidated Balance Sheets

December 31, (In millions, except share data)                                  1999          1998
---------------------------------------------------------------------------------------------------
Assets

Current assets
 Cash and cash equivalents...............................................    $   13        $   137
 Receivables, less allowances of $41 in 1999 and $61 in 1998.............       343            462
 Inventories
   Work-in-process and finished goods....................................       143            123
   Materials and supplies................................................       357            422
                                                                             ----------------------
                                                                                500            545
 Deferred income taxes...................................................        88             38
 Prepaid expenses and other current assets...............................        48            119
                                                                             ----------------------
     Total current assets................................................       992          1,301
Net property, plant and equipment........................................     3,089          3,997
Timberland, less timber depletion........................................        21             15
Goodwill, less accumulated amortization of
 $79 in 1999 and $8 in 1998 .............................................     3,123          2,643
Investment in equity of non-consolidated affiliates......................       136            632
Other assets.............................................................       204            205
                                                                             ----------------------
                                                                             $7,565        $ 8,793
                                                                             ======================

Liabilities and Stockholders' Equity

Current liabilities
 Current maturities of long-term debt....................................    $  162        $   161
 Accounts payable........................................................       365            270
 Accrued compensation and payroll taxes..................................       150            106
 Interest payable........................................................        82             98
 Other current liabilities...............................................       232            178
                                                                             ----------------------
     Total current liabilities...........................................       991            813
Long-term debt, less current maturities..................................     2,995          3,902
Other long-term liabilities..............................................       637            734
Deferred income taxes....................................................       436            754

Stockholders' equity
 Series E preferred stock, par value $.01 per share; 10,000,000 shares authorized; 4,599,300 issued and outstanding
   in 1999 and 1998......................................................        78             78
 Common stock, par value $.01 per share; 110,000,000 shares
   authorized, issued and outstanding in 1999 and 1998...................     2,545          2,545
 Retained earnings (deficit).............................................      (113)           (36)
 Accumulated other comprehensive income (loss)...........................        (4)             3
                                                                             ----------------------
     Total stockholders' equity..........................................     2,506          2,590
                                                                             ----------------------
                                                                             $7,565        $ 8,793
                                                                             ======================

See notes to consolidated financial statements.

              STONE CONTAINER CORPORATION
         Consolidated Statements of Operations

                                                                                                              Predecessor
                                                                                                     -------------------------------
                                                                                     Period from     Period from
                                                                      Year Ended    November 19 to   January 1 to      Year Ended
                                                                     December 31,    December 31,    November 18,     December 31,
(In millions, except per share data)                                     1999            1998            1998             1997
-----------------------------------------------------------------------------------------------------------------------------------
Net sales ........................................................   $   4,341    $     465         $      4,254       $    4,696
Costs and expenses
   Cost of goods sold.............................................       3,755          433                3,904            4,340
   Selling and administrative expenses  ..........................         389           47                  502              445
                                                                     --------------------------------------------------------------
     Income (loss) from operations ...............................         197          (15)                (152)             (89)
Other income (expense)
   Interest expense, net..........................................        (340)         (45)                (407)            (441)
   Equity income (loss) of affiliates.............................          12            4                  (92)             (71)
   Other, net.....................................................          56            4                 (186)              (4)
                                                                     --------------------------------------------------------------
     Loss before income taxes and extraordinary item..............         (75)         (52)                (837)            (605)
Benefit from income taxes.........................................                       16                   88              200
                                                                     --------------------------------------------------------------
   Loss before extraordinary item.................................         (75)         (36)                (749)            (405)
Extraordinary item
   Loss from early extinguishment of debt, net of income
     tax benefit of $1 in 1999 and $7 in 1997.....................          (2)                                               (13)
                                                                     --------------------------------------------------------------
     Net loss.....................................................         (77)         (36)                (749)            (418)
Preferred stock dividends.........................................          (8)          (1)                  (7)              (8)
                                                                     --------------------------------------------------------------
     Net loss applicable to common shares.........................   $     (85)   $     (37)        $       (756)      $     (426)
                                                                     --------------------------------------------------------------

Basic earnings per common share
   Loss before extraordinary item.................................                                  $      (7.43)      $    (4.16)
   Extraordinary item.............................................                                                           (.13)
                                                                     --------------------------------------------------------------
     Net loss.....................................................                                  $      (7.43)      $    (4.29)
                                                                     --------------------------------------------------------------
Weighted average shares outstanding...............................                                           102               99
                                                                     --------------------------------------------------------------

Diluted earnings per common share
   Loss before extraordinary item.................................                                  $      (7.43)      $    (4.16)
   Extraordinary item.............................................                                                           (.13)
                                                                     --------------------------------------------------------------
     Net loss.....................................................                                  $      (7.43)      $    (4.29)
                                                                     --------------------------------------------------------------
Weighted average shares outstanding...............................                                           102               99
                                                                     --------------------------------------------------------------


See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION
                Consolidated Statements of Stockholders' Equity

(In millions)
-------------------------------------------------------------------------------------------------------------

                                                                                    -------------------------
                                                               Number of Shares
                                                           ----------------------
                                                             Preferred    Common    Preferred    Common
                                                              Stock        Stock      Stock       Stock
                                                           --------------------------------------------------
Predecessor
-----------
Balance at January 1, 1997................................     5            99        $  115     $   955
Comprehensive income (loss)
  Net loss................................................
  Other comprehensive income (loss), net of tax
    Decrease in minimum pension liability.................
    Foreign currency translation adjustment...............
                                                           --------------------------------------------------
     Comprehensive income (loss)..........................
Amortization of restricted stock plan.....................
Subsidiary issuance of stock..............................                                            11
Preferred stock dividends  ($0.4375 per share)............
                                                           --------------------------------------------------
Balance at December 31, 1997..............................     5            99           115         966
Comprehensive income (loss)
  Net loss................................................
  Other comprehensive income (loss), net of tax
    Increase in minimum pension liability.................
    Foreign currency translation adjustment...............
                                                           --------------------------------------------------
     Comprehensive income (loss)..........................
Debt conversion to common stock...........................                   5                        59
Exercise of stock options and issuance of
  common stock under deferred benefit plan................                   1                         8
                                                           --------------------------------------------------
Balance at November 18, 1998..............................     5           105           115       1,033
Effect of Merger
  Retire predecessor common equity........................                (105)                   (1,033)
  Excess of purchase price over common stock..............                               (37)      2,245
  Issuance of common stock................................                 110
Comprehensive income (loss)
  Net loss................................................
  Other comprehensive income (loss), net of tax
    Foreign currency translation adjustment...............
                                                           --------------------------------------------------
     Comprehensive income (loss)..........................
Capital contribution from SSCC............................                                           300
                                                           --------------------------------------------------
Balance at December 31, 1998..............................     5           110            78       2,545
Comprehensive income (loss)
  Net loss................................................
  Other comprehensive income (loss), net of tax
    Unrealized holding gain on marketable
     securities...........................................
    Foreign currency translation  adjustment..............
                                                           --------------------------------------------------
     Comprehensive income (loss)..........................
                                                           --------------------------------------------------

Balance at December 31, 1999..............................     5           110        $   78     $ 2,545
                                                           --------------------------------------------------


                                                                        Stockholders' Equity
                                                           --------------------------------------------------
                                                                            Accumulated
                                                             Retained          Other
                                                             Earnings      Comprehensive
                                                             (Deficit)     Income (Loss)      Total
                                                           --------------------------------------------------
Predecessor
-----------
Balance at January 1, 1997................................   $   (53)         $ (221)         $   796
Comprehensive income (loss)
  Net loss................................................      (418)                            (418)
  Other comprehensive income (loss), net of tax
    Decrease in minimum pension liability.................                         3                3
    Foreign currency translation adjustment...............                      (114)            (114)
                                                           --------------------------------------------------
     Comprehensive income (loss)..........................      (418)           (111)            (529)
Amortization of restricted stock plan.....................         1                                1
Subsidiary issuance of stock..............................                                         11
Preferred stock dividends  ($0.4375 per share)............        (2)                              (2)
                                                           --------------------------------------------------
Balance at December 31, 1997..............................      (472)           (332)             277
Comprehensive income (loss)
  Net loss................................................      (749)                            (749)
  Other comprehensive income (loss), net of tax
    Increase in minimum pension liability.................                       (21)             (21)
    Foreign currency translation adjustment...............                       (76)             (76)
                                                           --------------------------------------------------
     Comprehensive income (loss)..........................      (749)            (97)            (846)
Debt conversion to common stock...........................                                         59
Exercise of stock options and issuance of
  common stock under deferred benefit plan................                                          8
                                                           --------------------------------------------------
Balance at November 18, 1998..............................    (1,221)           (429)            (502)
Effect of Merger
  Retire predecessor common equity........................     1,221             429              617
  Excess of purchase price over common stock..............                                      2,208
  Issuance of common stock................................
Comprehensive income (loss)
  Net loss................................................       (36)                             (36)
  Other comprehensive income (loss), net of tax
    Foreign currency translation adjustment...............                         3                3
                                                           --------------------------------------------------
     Comprehensive income (loss)..........................       (36)              3              (33)
Capital contribution from SSCC............................                                        300
                                                           --------------------------------------------------
Balance at December 31, 1998..............................       (36)              3            2,590
Comprehensive income (loss)
  Net loss................................................       (77)                             (77)
  Other comprehensive income (loss), net of tax
    Unrealized holding gain on marketable
     securities...........................................                         3                3
    Foreign currency translation  adjustment..............                       (10)             (10)
                                                           --------------------------------------------------
     Comprehensive income (loss)..........................       (77)             (7)             (84)
                                                           --------------------------------------------------

Balance at December 31, 1999..............................   $  (113)         $   (4)         $(2,506)
                                                           --------------------------------------------------

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION

                     Consolidated Statements of Cash Flows

                                                                                                               Predecessor
                                                                                                       ----------------------------
                                                                                       Period from      Period from
                                                                        Year Ended    November 19 to   January 1 to      Year Ended
                                                                       December 31,    December 31,    November 18,     December 31,
(In millions)                                                              1999            1998            1998             1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss.........................................................       $ (77)         $ (36)          $ (749)         $  (418)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
     Extraordinary loss from early
       extinguishment of debt......................................           3                                               13
     Depreciation and amortization.................................         296             34              239              302
     Amortization of deferred debt issuance costs..................           4                              19               20
     Deferred income taxes.........................................         (17)           (21)            (106)            (217)
     Noncash employee benefits.....................................           1              4                5               (1)
     Foreign currency transaction (gains) losses...................          (7)            (4)              24               11
     Equity (income) loss of affiliates............................         (12)            (4)              92               71
     Writedown of investments in nonconsolidated affiliates........                                         155
     Gain on sale of assets........................................         (39)                            (37)
     Change in current assets and liabilities, net of
      effects from acquisitions and dispositions
        Receivables................................................        (166)            77               65             (131)
        Inventories................................................          23                             111                3
        Prepaid expenses and other current assets..................          51            (12)              22               11
        Accounts payable and other current liabilities.............         104            (48)              49               (4)
        Interest payable...........................................         (17)            24              (29)              10
        Income taxes...............................................          (3)                            (10)               5
     Other, net....................................................         (72)            (2)             134               66
                                                                           -----------------------------------------------------
  Net cash provided by (used for) operating activities.............          72             12              (16)            (259)
                                                                           -----------------------------------------------------
Cash flows from investing activities
  Property additions...............................................         (87)           (22)            (145)            (137)
  Investments in and advances to affiliates,  net..................                                         (74)             (13)
  Proceeds from sales of assets....................................         544                             252                7
  Net proceeds from sale of receivables............................         226
  Other, net.......................................................                                           2              (31)
                                                                           -----------------------------------------------------
 Net cash provided by (used for) investing activities..............         683            (22)              35             (174)
                                                                           -----------------------------------------------------
Cash flows from financing activities
  Debt repayments..................................................        (657)          (463)            (323)            (492)
  Borrowings.......................................................                         61              453              950
  Net repayments under accounts receivable
        securitization program.....................................        (226)
  Deferred debt issuance costs.....................................                         (9)              (4)             (18)
  Capital contribution from SSCC...................................                        300
  Proceeds from issuance of common stock...........................                                           2
  Cash dividends...................................................                                                           (2)
                                                                           -----------------------------------------------------
  Net cash provided by (used for) financing activities.............        (883)          (111)             128              438
                                                                           -----------------------------------------------------
  Effect of exchange rate changes on cash..........................           4                              (2)              (5)
                                                                           -----------------------------------------------------
Increase (decrease) in cash and cash equivalents...................        (124)          (121)             145
Cash and cash equivalents
  Beginning of period..............................................         137            258              113              113
                                                                           -----------------------------------------------------
  End of period....................................................        $ 13          $ 137           $  258           $  113
                                                                           =====================================================

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION
                Notes to the Consolidated Financial Statements
             (Tabular amounts in millions, except per share data)


1.   Significant Accounting Policies

Basis of Presentation: Stone Container Corporation ("Stone"), hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"), which was formerly known as Jefferson Smurfit Corporation ("JSC"). On November 18, 1998 Stone was merged with a wholly-owned subsidiary of SSCC (the "Merger"). The Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments, including goodwill, have been pushed down and are reflected in these financial statements subsequent to November 18, 1998. The financial statements for periods ended before November 18, 1998, were prepared using Stone's historical basis of accounting and are designated as "Predecessor". The comparability of operating results for the Predecessor periods and the periods subsequent to the Merger date are affected by the purchase accounting adjustments.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $41 million were pledged at December 31, 1998 as collateral for obligations associated with the accounts receivable securitization program (See Note 6). No amounts were pledged at December 31, 1999 due to the implementation of a new accounts receivable securitization program (See Note 3).

Revenue Recognition: Revenue is recognized at the time products are shipped to external customers.

Inventories: Inventories are valued at the lower of cost or market, under the last-in, first-out ("LIFO") method except for $186 million in 1999 and $261 million in 1998, which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $12 million at December 31, 1999. As of the Merger date, inventories were recorded at fair value in the purchase price allocation, consequently LIFO approximated FIFO at December 31, 1998.

Net Property, Plant and Equipment: Based upon final appraisal results, property, plant and equipment were recorded at fair market value on the date of the Merger. These assets were assigned remaining useful lives of 18 years for papermill machines and 12 years for major converting equipment (See Note 2). The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements.

Timberland, less Timber Depletion: Timberland is stated at cost less accumulated cost of timber harvested. The portion of the costs of timberland attributed to standing timber is charged against income as timber is cut, at rates determined annually, based on the relationship of unamortized timber costs to the estimated volume of recoverable timber. The costs of seedlings and reforestation of timberland are capitalized.

Goodwill: The excess of cost over the fair value assigned to the net assets acquired is recorded as goodwill and is being amortized using the straight-line method over 40 years.

Deferred Debt Issuance Costs: Deferred debt issuance costs included in other assets are amortized over the terms of the respective debt obligations using the interest method.

Long-lived Assets: In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," long-lived assets held and used by the Company and the related goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes: The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 8).

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

Transfers of Financial Assets: The Company accounts for transfers of financial assets in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, financial assets transferred to qualifying special-purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company (See Note 3).

Employee Stock Options: Accounting for stock-based plans is in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" (See Note 11).

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

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 1999 presentation.

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

Computer Software-Internal Use: In March 1998, the AICPA issued SOP 98-1, "Accounting for Computer Software Developed or Obtained For Internal Use." SOP 98-1 is effective beginning on January 1, 1999 and requires that certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use must be capitalized. The adoption of SOP 98-1 did not have a material effect on the 1999 financial statements.

Prospective Accounting Pronouncements: In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently assessing what the impact of SFAS No. 133 will be on the Company's future earnings and financial position.

2.   Merger and Restructuring

Under the terms of the Merger, each share of the Company's common stock was exchanged for the right to receive .99 of one share of SSCC common stock. A total of 104 million shares of SSCC common stock were issued in the Merger resulting in a total purchase price (including the fair value of stock options and related fees) of approximately $2,245 million. The Merger was accounted for as a purchase business combination and, accordingly, the cost to acquire the Company was preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values. The purchase price allocation was completed during the fourth quarter of 1999, and includes adjustments for the final appraisals on property, plant and equipment and investments in non-consolidated affiliates, resulting in a decrease in valuations of $726 million and $38 million, respectively; the resolution of litigation related to the Company's investment in Florida Coast Paper Company L.L.C ("FCPC") and Stone Savannah River Pulp and Paper Corporation ("SSR"); the shutdown of converting facilities; and the related deferred taxes. The final allocation resulted in acquired goodwill of $3,202 million, which is being amortized on a straight-line basis over 40 years.

In October 1999, FCPC and a committee representing the holders of the FCPC secured debt filed a bankruptcy reorganization plan to resolve all matters relating to the bankruptcies of the FCPC Companies. In January 2000, the plan was confirmed and consummated and the Company paid approximately $123 million to satisfy the claims of creditors of FCPC, the Company received title to the FCPC mill, and all claims under the Output Purchase Agreement, as well as any obligations of the Company involving FCPC or its affiliates, were released and discharged. In addition, Four M Corporation ("Four M") issued $25 million of convertible preferred stock to the Company in connection with the consummation of the plan (See Note 17).

The litigation related to the Company's purchase of the common stock of SSR was settled for cash payments of approximately $32 million during the third quarter of 1999.

Included in the allocation of the cost to acquire the Company is the adjustment to fair value of property and equipment associated with the permanent shutdown of certain containerboard mill and pulp mill facilities, liabilities for the termination of certain Company employees, and liabilities for long-term commitments. The assets at these facilities were recorded at their estimated fair value less cost to sell based upon appraisals. The terminated employees included approximately 550 employees at these mill facilities and 200 employees in the corporate office. These employees were terminated in December 1998. The facilities were shut down during 1998 and the Company is in the process of either selling or dismantling these facilities. The long-term commitments consist of lease commitments and funding commitments on debt guarantees that are associated with the shutdown of the containerboard mill and pulp mill facilities or other investments in which the Company will no longer participate as a result of its merger plan.

During 1999, the Company permanently closed five converting facilities. Included in the purchase price allocation for these facilities are the adjustments to fair value of property, plant and equipment less the costs to sell, liabilities for the termination of employees, and liabilities for long-term commitments, primarily leases. Approximately 500 employees were terminated in 1999. The amounts associated with these closures are included in the following table of exit liabilities as part of the 1999 adjustments.

The following is a summary of the exit liabilities recorded in the allocation of the purchase price:

                                                                 Balance at                           Balance at
                                          Opening                 Dec. 31,                 Adjust-     Dec. 31,
                                          Balance    Payments       1998       Payments     ments        1999
                                        --------------------------------------------------------------------------
Severance............................       $ 14       $ (4)       $  10         $(13)        $  8      $  5
Lease commitments....................         38         (1)          37           (6)           8        39
Settlement of FCPC litigation........         37                      37           (1)          87       123
Other commitments....................         19         (6)          13           (2)           4        15
Mill closure costs...................          9                       9           (7)          (1)        1
                                        --------------------------------------------------------------------------
                                            $117       $(11)        $106         $(29)        $106      $183
                                        --------------------------------------------------------------------------

Future cash outlays under the exit liabilities are anticipated to be $149 million in 2000 (including the $123 million FCPC settlement), $7 million in 2001, $7 million in 2002, and $20 million thereafter.

In addition,  the Company is continuing to evaluate all areas of its business in
connection  with  its  merger  integration,   including  the  identification  of
additional converting facilities that might be closed.

3.   Stone Receivables Securitization Program

On October 15, 1999, the Company entered into a new six-year $250 million accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its accounts receivable to Stone Receivables Corporation ("SRC"), a wholly-owned non-consolidated subsidiary of the Company. SRC transfers the receivables to a trust for which it has sold beneficial interest to third-party investors. The Company retained a junior interest in the trust which has been classified as accounts receivable in the accompanying consolidated balance sheets.

SRC is a qualified special-purpose entity under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, accounts receivable sold to SRC for which the Company did not retain an interest are not included in the Company's consolidated balance sheets.

At December 31, 1999, $304 million of accounts receivable had been sold under the program, of which $79 million was retained by the Company as a junior interest and recorded as an accounts receivable in the accompanying consolidated balance sheets.


4.   Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consists of:

                                                          1999          1998
                                                       ----------------------
Land  ...............................................   $   67       $    84
Buildings and leasehold improvements.................      249           499
Machinery, fixtures and equipment....................    2,901         3,336
Construction in progress.............................       87           105
                                                       ----------------------
                                                         3,304         4,024
Less accumulated depreciation and amortization.......     (215)         ( 27)
                                                       ----------------------
      Net property, plant and equipment..............   $3,089        $3,997
                                                       ----------------------

Property, plant and equipment was adjusted by $726 million in the final purchase price allocation (See Note 2). Depreciation expense was $225 million in 1999, $26 million for the period from November 19 to December 31, 1998, $212 million for the period from January 1 to November 18, 1998 and $260 million in 1997. Property, plant and equipment includes capitalized leases of $18 million and $14 million and related accumulated amortization of $2 million and $.2 million at December 31, 1999 and 1998, respectively.

5.   Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

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

On May 30, 1997, Stone-Consolidated Corporation ("Stone-Consolidated"), an affiliate of the Company, and Abitibi-Price Inc. amalgamated to form Abitibi. For U.S. GAAP purposes, the combination of Stone-Consolidated and Abitibi-Price Inc. was accounted for under the purchase method of accounting, as the acquisition of Abitibi-Price Inc. by Stone-Consolidated. Following the amalgamation, the Company owned approximately 25% of the common stock of Abitibi and accounted for its interest in this Canadian affiliate under the equity method of accounting. Effective with the amalgamation, the Company recorded a credit of $11 million to common stock related to the excess of the market value per common share over the carrying value of its investment per common share. Additionally, the Company reported a non-cash extraordinary charge of $13 million, net of tax, representing its share of a loss from the early extinguishment of debt incurred by Stone-Consolidated. Abitibi had sales of $2,313 million in 1998. During 1999, the Company sold its interest in Abitibi and recorded a $39 million gain.

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

The Company's significant non-consolidated affiliate at December 31, 1999 is Smurfit-MBI (formerly MacMillian Bathurst, Inc.), a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is owned by an affiliate of Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $389 million and $351 million in 1999 and 1998, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented as follows:

                                                                                                       Predecessor
                                                                                     Period from       Period from
                                                                                    November 19 to     January 1 to
                                                                                     December 31,      November 18,
                                                                      1999               1998              1998
                                                                ------------------------------------------------------
Results of operations (a)
   Net sales..................................................      $   628            $  380            $3,219
   Cost of sales..............................................          540               351             2,528
   Income (loss) before income taxes, minority interest and
     extraordinary charges....................................           32               (56)             (312)
   Net income (loss)..........................................           31               (43)             (261)

                                             December 31,      December 31,
                                                 1999               1998
                                         -------------------------------------
Financial position:
   Current assets.......................        $  154            $  960
   Non-current assets...................           136             4,224
   Current liabilities..................           101               773
   Non-current liabilities..............           106             1,972
   Stockholders' equity.................            84             2,439

(a) Includes results of operations for each of the Company's affiliates for the period it was accounted for under the equity method.

6.   Long-term Debt

Long-term debt as of December 31 is as follows:

Bank Credit Facilities
                                                                                           1999              1998
                                                                                         --------------------------
Tranche B Term Loan, payable in various installments through April 1, 2000..........       $                 $368
Tranche C Term Loan (9.5% weighted average variable rate), payable in various
     installments through October 1, 2003...........................................        181               194
Tranche D Term Loan (9.5% weighted av variable rate), payable in various
     installments through October 1, 2003...........................................        173               185
Tranche E Term Loan (9.5% weighted avariable rate), payable in various
     installments through October 1, 2003...........................................        234               248
Revolving credit facility (10.6% weighted average rate), due December 31,
     2000...........................................................................         93               161
Europa Carton AG (a wholly-owned German subsidiary) 7.96% term loan, denominated in
     German DMs, payable in March 2003 .............................................         22                49
4.98% to 7.96% term loans, denominated in foreign currencies, payable in varying
     amounts through 2004...........................................................         18                30
                                                                                         --------------------------
                                                                                            721             1,235
Accounts Receivable Securitization Program Borrowings
Stone accounts receivable securitization program term loans (6.2% weighted average
     variable rate), due December 15, 2000..........................................                          210

Senior Notes

10.75% first mortgage notes, due October 1, 2002 (plus unamortized premium of $13 and
     $18)...................................................................................        513         518
8.45% mortgage notes, payable in monthly installments through August 1, 2007 and $69
     on September 1, 2007...................................................................         81          82
9.875% unsecured senior notes, due February 1, 2001 (plus unamortized premium of $3
     and $7)................................................................................        562         578
11.5% unsecured senior notes, due October 1, 2004 (plus unamortized premium of $10
     and $12)...............................................................................        210         212
11.5% unsecured senior notes, due August 15, 2006 (plus unamortized premium of $5 and
     $6)....................................................................................        205         206
12.58% rating adjustable unsecured senior notes, due August 1, 2016 (plus unamortized
     premium of $2 and $2)..................................................................        127         127
                                                                                                 ------------------

                                                                                                  1,698       1,723
Other Debt
Fixedrate utility systems and pollution control revenue bonds (fixed rates ranging from 6.0% to 9.0%), payable in varying annual sinking fund payments
     through 2027...........................................................................        235         238
Other (including obligations under capitalized leases of $9 and $7).........................         22          30
                                                                                                 ------------------

                                                                                                    257         268

Subordinated Debt
10.75% senior subordinated debentures and 1.5% supplemental interest certificates,
     due on April 1, 2002 (less unamortized discount of $3 and $5)..........................        244         270
10.75% senior subordinated debentures, due April 1, 2002....................................        200         200
11.0% senior subordinated notes, due August 15, 1999 (plus unamortized premium of $1
     at December 31, 1998)..................................................................                    120
6.75% convertible subordinated debentures (convertible at $34.28 per share), due
     February 15, 2007 (less unamortized discount of $8 and $8).............................         37          37
                                                                                                 ------------------
                                                                                                    481         627
                                                                                                 ------------------
Total debt..................................................................................      3,157       4,063
Less current maturities.....................................................................       (162)       (161)
                                                                                                 ------------------
Long-term debt..............................................................................     $2,995      $3,902
                                                                                                 ------------------

The amounts of total debt outstanding at December 31, 1999 maturing during the next five years are as follows:

2000.......................................................... $  162
2001..........................................................    603
2002..........................................................    992
2003..........................................................    551
2004..........................................................    220
Thereafter....................................................    629

Bank Credit Facilities
The Company has a bank credit agreement which provides for four secured senior term loans (Tranche B, Tranche C, Tranche D, and Tranche E Term Loans), aggregating $588 million at December 31, 1999 which mature through October 1, 2003 and a $560 million senior secured revolving credit facility, of which up to $62 million may consist of letters of credit, maturing December 31, 2000 (collectively the "Credit Agreement"). The Company pays a .5% commitment fee on the unused portions of its revolving credit facility. At December 31, 1999, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $447 million.

On November 18, 1998, the Company and its bank group amended and restated the Credit Agreement to, among other things, (i) extend the maturity date on the Tranche B Term Loan $190 million payment due on October 1, 1999 to April 1, 2000, (ii) extend the maturity date of the revolving credit facility to April 1, 2000 and to provide a further extension to December 31, 2000 upon repayment of the Tranche B Term Loan on or before its maturity date of April 1, 2000, (iii) permit the use of the net proceeds from the sale of the Snowflake mill to repay a portion of the Company's 11.875% Senior Notes due December 1, 1998, (iv) permit the Merger, and (v) ease certain financial covenants. On April 23, 1999, the Company repaid all outstanding amounts under the Tranche B Term Loan with proceeds from the sale of Abitibi.

The Credit Agreement (as amended) contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The Credit Agreement also requires prepayments of the term loans if the Company has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of certain equity securities or incurrence of certain indebtedness. Current maturities include $43 million of excess cash flow payments due prior to April 5, 2000. Any prepayments are allocated against the term loan amortization in inverse order of maturity.

During January 1999, the Company obtained a waiver from its bank group for relief from certain financial covenant requirements under the Credit Agreement as of December 31, 1998. Subsequently, on March 23, 1999 the Company and its bank group amended the Credit Agreement to ease certain quarterly financial covenant requirements for 1999.

At December 31, 1999, borrowings and accrued interest outstanding under the Credit Agreement were secured by a security interest in substantially all of the assets of the Company and 65% of the stock of its Canadian subsidiary. The security interest excludes cash, cash equivalents, certain trade receivables, five paper mills and the land and buildings of the corrugated container plants.

Accounts Receivable Securitization Program Borrowings
On October 15, 1999, the Company entered into an accounts receivable securitization program, which qualified for SFAS No. 125 (See Note 3). Proceeds from this securitization program were used to repay borrowings outstanding under its prior $210 million accounts receivable securitization program.

Senior Notes
The Company's senior notes (the "Senior Notes"), aggregating $1,698 million at December 31, 1999, are redeemable in whole or in part at the option of the Company at various dates, at par plus a weighted average premium of 2.57%. The Merger constituted a "Change of Control" under the Senior Notes and the Company's $481 million outstanding senior subordinated debentures (the "Senior Subordinated Debentures"). As a result, the Company is required, subject to certain limitations, to offer to repurchase the Senior Notes and the Senior Subordinated Debentures at a price equal to 101% of the principal amount, together with accrued interest. However, because the Credit Agreement prohibits the Company from making an offer to repurchase the Senior Notes and the Senior Subordinated Debentures, the Company could not make the offer. Although the terms of the Senior

Notes refer to an obligation to repay the bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not specify a deadline, if any, following the Merger for repayment of bank debt or obtaining such consent. The Company intends to actively seek commercially acceptable sources of financing to repay the outstanding indebtedness under the Credit Agreement or alternative financing arrangements which would cause the bank lenders to consent to the repurchase. There can be no assurance that the Company will be successful in obtaining such financing or consents.

In the event the Company does not maintain the minimum Subordinated Capital Base (as defined) of $1 billion for two consecutive quarters, the indentures governing the Senior Notes require the Company to semiannually offer to purchase 10% of such outstanding indebtedness at par until the minimum Subordinated Capital Base is attained. In the event the Credit Agreement prohibits such an offer to repurchase, the interest rate on the Senior Notes is increased by 50 basis points per semiannual coupon period up to a maximum of 200 basis points until the minimum Subordinated Capital Base is attained. The Company's Subordinated Capital Base (as defined) was $2,998 million and $3,096 million at December 31, 1999 and December 31, 1998, respectively; however, it was below the $1 billion minimum at September 30, June 30, and March 31, 1998. In April 1998, the Company offered to repurchase 10% of the outstanding Senior Notes. Approximately $1 million of such indebtedness was redeemed under this offer. Effective February 1, 1999 the interest rates on the 9.875% Senior Notes due February 1, 2001 and 12.58% Senior Notes due August 1, 2016 were increased by 50 basis points. Effective February 15, 1999 the interest rate on the 11.5% Senior Notes due August 15, 2006 was also increased 50 basis points. The interest rates on all of the Senior Notes returned to the original interest rate on April 1, 1999 due to the Company's Subordinated Capital Base exceeding the minimum on December 31, 1998.

The 10.75% first mortgage notes are secured by the assets at four of the Company's containerboard mills. The 8.45% mortgage notes are secured by the land and buildings comprising 37 of the Company's corrugated container plants.

Subordinated Debt
The Company's Senior Subordinated Debentures, aggregating $481 million, are redeemable as of December 31, 1999, in whole or in part at the option of the Company at par plus a weighted average premium of .16%.

In the event the Company does not maintain a minimum Net Worth, as defined, of $500 million, for two consecutive quarters, the interest rate on the 10.75% senior subordinated debentures and 11% senior subordinated indentures will be increased by 50 basis points per semiannual coupon period up to a maximum amount of 200 basis points, until the minimum Net Worth is attained. The Company's Net Worth (as defined) was $2,506 million and $2,590 million at December 31, 1999 and December 31, 1998, respectively, however, it was below the $500 million minimum at September 30, June 30 and March 31, 1998. The interest rate on the 11.0% senior subordinated debentures was increased 50 basis points on August 15, 1998 and 50 basis points on February 15, 1999. The interest rate on the 10.75% senior subordinated debentures was increased 50 basis points on October 1, 1998. The interest rate on all of the Company's Senior Subordinated Debentures returned to the original interest rate on April 1, 1999, due to the Company's Net Worth exceeding the minimum at December 31, 1998.

On August 15, 1999, the Company repaid its $120 million 11.0% Senior Subordinated Debentures at maturity with borrowings under its revolving credit facility.

Other
Interest costs capitalized on construction projects was $1 million for 1999, zero for the period from November 19 to December 31, 1998, $2 million for the period from January 1 to November 18, 1998 and $3 million in 1997. Interest payments on all debt instruments were $369 million for 1999, $22 million for the period from November 19 to December 31, 1998, $424 million for the period from January 1 to November 18, 1998 and $424 million in 1997.

7.   Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining non-cancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

2000............................................................    $ 70
2001............................................................      53
2002............................................................      43
2003............................................................      36
2004............................................................      29
Thereafter......................................................      73
                                                                    ----
     Total minimum lease payments...............................    $304
                                                                    ----

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $106 million in 1999, $15 million for the period from November 19 to December 31, 1998, $106 million for the period from January 1 to November 18, 1998, and $114 million in 1997.

8.   Income Taxes

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                                             1999          1998
                                                                                         -------------------------
Deferred tax liabilities
    Property, plant and equipment and timberland...............................          $   (951)      $ (1,287)
    Inventory..................................................................               (15)            19
    Prepaid pension costs......................................................               (11)           (11)
    Investment in affiliate....................................................               (45)           (57)
    Other......................................................................               (69)           (29)
                                                                                         -------------------------
      Total deferred tax liabilities...........................................            (1,091)        (1,365)
                                                                                         -------------------------

Deferred tax assets
    Employee benefit plans.....................................................               105            136
    Net operating loss, alternative minimum tax and tax credit carryforwards...               558            456
    Deferred gain..............................................................                29             23
    Purchase accounting liabilities............................................               132            103
    Deferred debt issuance costs...............................................                48             52
    Other......................................................................                69             77
                                                                                         -------------------------
      Total deferred tax assets................................................               941            847
    Valuation allowance for deferred tax asset.................................              (198)          (198)
                                                                                         -------------------------

      Net deferred tax assets..................................................               743            649

                                                                                         -------------------------
      Net deferred tax liabilities.............................................          $   (348)      $   (716)
                                                                                         -------------------------

At December 31, 1999, the Company had approximately $1,337 million of net operating loss carryforwards for U. S. Federal income tax purposes that expire from 2009 through 2019, with a tax value of $468 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. Further, the Company had net operating loss carryforwards for state purposes with a tax value of $68 million, which expire from 2000 through 2019. A valuation allowance of $46 million has been established for a portion of these deferred tax assets. The Company had approximately $22 million of alternative minimum tax credit carryforwards for U.S. federal tax purposes, which are available indefinitely.

Benefit from income taxes on loss before income taxes and extraordinary item as follows:

                                                                                         Predecessor
                                                                                  -------------------------
                                                                 Period from      Period from
                                                               November 19 to     January 1 to
                                                                December 31,      November 18
                                                   1999              1998             1998          1997
                                                -----------------------------------------------------------
Current
    Federal.................................     $                 $                 $              $  4
    Foreign.................................      (19)               (5)               (18)          (21)
                                                -----------------------------------------------------------
    Total current expense...................      (19)               (5)               (18)          (17)

Deferred
    Federal.................................       24                15                121           166
    State and local.........................        2                 3                (34)           30
    Foreign.................................       (7)                3                 19            21
                                                -----------------------------------------------------------
    Total deferred benefit..................       19                21                106           217
                                                -----------------------------------------------------------
     Total benefit from income taxes........     $                 $ 16              $  88          $200
                                                -----------------------------------------------------------

The Company's benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes and extraordinary item is as follows:

                                                                                         Predecessor
                                                                                  -------------------------
                                                                 Period from      Period from
                                                               November 19 to     January 1 to
                                                                December 31,      November 18
                                                   1999              1998             1998          1997
                                                -----------------------------------------------------------
U.S. federal income tax benefit at federal
    statutory rate..........................     $ 26              $ 18              $ 293          $212
Effect of valuation allowances on deferred
    tax assets, net of federal benefit......
                                                                                      (151)           (9)
Unutilized capital loss.....................                                           (36)
Permanent differences from applying
    purchase                                      (26)               (3)
    accounting..............................
Permanently non-deductible expenses.........
                                                   (1)                                  (7)           (8)
Equity earnings of affiliates, net
    of tax..................................                                           (30)          (19)
State income taxes, net of federal income
    tax effect..............................        2                 2                 22            19
Minimum taxes-foreign jurisdictions.........                                            (4)           (4)
Other-net...................................       (1)               (1)                 1             9
                                                -----------------------------------------------------------
Total benefit from income taxes.............     $                 $ 16              $  88          $200
                                                -----------------------------------------------------------

The components of the loss before income taxes and extraordinary item are as follows:

                                                                                         Predecessor
                                                                                  -------------------------
                                                                 Period from      Period from
                                                               November 19 to     January 1 to
                                                                December 31,      November 18,
                                                   1999             1998             1998             1997
                                                  ---------------------------------------------------------
United States...............................      $(128)            $(54)           $(405)           $(521)
Foreign.....................................         53                2             (432)             (84)
                                                  ---------------------------------------------------------
Loss before income taxes and extraordinary
    item....................................      $ (75)            $(52)           $(837)           $(605)
                                                  ---------------------------------------------------------

The Company made income tax payments of $14 million in 1999, $6 million for the period from November 19 to December 31, 1998 and $27 million for the period from January 1 to November 18, 1998 and $13 million in 1997.


9.   Employee Benefit Plans

Defined Benefit Plans
The Company participates in the SSCC sponsored noncontributory defined benefit pension plans covering substantially all employees. On December 31, 1998, the domestic defined benefit plans of the Company were merged with the defined benefit plans of Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)"), and assets of these plans are available to meet the funding requirements of the combined plans. The Company intends to fund its proportionate share of the future contributions based on the funded status of the Company's plan determined on an actuarial basis. Therefore, the plan asset information provided below is based on an actuarial estimate of assets and liabilities, excluding the effect of the plan merger, in order to be consistent with the presentation of the consolidated statements of operations and balance sheets.

The benefit obligation, fair value of plan assets and the over funded status of the JSC(U.S.) defined benefit plans at December 31, 1999 were $957 million, $1,155 million and $198 million, respectively.

Approximately 29% of the merged pension plan assets at December 31, 1999 are invested in cash equivalents or debt securities and 71% are invested in equity securities. Equity securities at December 31, 1999 include .7 million shares of SSCC common stock with a market value of approximately $18 million and 26 million shares of JS Group common stock having a market value of approximately $79 million. Dividends paid on JS Group common stock during 1999 were approximately $2 million.

The Company sponsors noncontributory defined benefit pension plans for its foreign operations. Approximately 21% of the foreign pension plan assets at December 31, 1999, are invested in cash equivalents or debt securities and 79% are invested in equity securities.

Postretirement Health Care and Life Insurance Benefits
The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") range from 5.25% to 6.50% at December 31, 1999, decreasing to the ultimate rate of 5.25%. The effect of a 1% increase in the assumed health care cost trend rate would increase the APBO as of December 31, 1999 by $7 million and would have an immaterial effect on the annual net periodic postretirement benefit cost for 1999.

As a result of the Merger, the Company recorded previously unrecognized actuarial gains and losses and prior service cost in its purchase price allocation. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                         Defined Benefit Plans          Postretirement Plans
                                                      ---------------------------------------------------------
                                                           1999         1998            1999            1998
                                                      ---------------------------------------------------------
Change in benefit obligation:
Benefit obligation at January 1................           $ 778        $ 708            $ 73            $ 72
Service cost...................................              22           21               1               1
Interest cost..................................              52           49               5               5
Amendments.....................................               5            1
Actuarial (gain) loss..........................             (60)          35              (2)              2
Plan participants' contributions...............               1                            2
Benefits paid..................................             (36)         (32)             (6)             (6)
Foreign currency rate changes..................              (8)          (4)              1              (1)
                                                      ---------------------------------------------------------
Benefit obligation at December 31..............           $ 754        $ 778            $ 74            $ 73
                                                      ---------------------------------------------------------

Change in plan assets:
Fair value of plan assets at January 1.........           $ 504        $ 468            $               $
Actual return on plan assets...................              51           56
Employer contributions.........................              13           24
Benefits paid..................................             (36)         (32)
Foreign currency rate changes..................              10          (12)
                                                      ---------------------------------------------------------
Fair value of plan assets at December 31.......           $ 542        $ 504            $               $
                                                      ---------------------------------------------------------

Over (under) funded status:....................           $(212)       $(274)           $(74)           $(73)
Unrecognized actuarial (gain) loss.............             (98)         (29)             (2)
Unrecognized prior service cost................              10
                                                      ---------------------------------------------------------
Net amount recognized..........................           $(300)       $(303)           $(76)           $(73)
                                                      ---------------------------------------------------------

Amounts recognized in the balance sheets:

Accrued pension liability......................           $(300)       $(303)           $(76)           $(73)
                                                      ---------------------------------------------------------

The weighted-average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

                                                         Defined Benefit Plans          Postretirement Plans
                                                      ---------------------------------------------------------
                                                           1999         1998            1999            1998
                                                      ---------------------------------------------------------
Weighted discount rate:
    U.S. plans..................................           8.00%            7.00%       8.00%           7.00%
    Foreign plans...............................      6.50-8.00%       6.00-7.00%       8.00%           7.00%
Rate of compensation increase...................      3.00-4.50%       3.00-3.75%        N/A             N/A
Expected return on plan assets..................           9.50%            9.50%        N/A             N/A
Health care cost trend on covered charges.......            N/A              N/A        6.50%           6.50%

The components of net pension expense for the defined benefit plans and the components of the postretirement benefits costs follow:

                                             Defined Benefit Plans
                                                                                          Predecessor
                                                                                 ---------------------------
                                                                Period from       Period from
                                                              November 19 to     January 1 to
                                                                December 31,      November 18,
                                                  1999              1998             1998          1997
                                          ------------------------------------------------------------------
Service cost..........................            $ 22             $  2              $ 19          $ 19
Interest cost.........................              52                6                43            47
Expected return on plan assets........             (47)              (5)              (44)          (43)
Net amortization and deferral.........              (1)                                 9            10
Multi-employer plans..................               4                                  5             5
                                          ------------------------------------------------------------------
Net periodic benefit cost.............            $ 30             $  3              $ 32          $ 38
                                          ------------------------------------------------------------------

                                             Defined Benefit Plans
                                                                                          Predecessor
                                                                                 ---------------------------
                                                                Period from       Period from
                                                              November 19 to     January 1 to
                                                                December 31,      November 18,
                                                  1999              1998             1998          1997
                                          ------------------------------------------------------------------
Service cost..........................            $  1              $                $  1          $  1
Interest cost.........................               5                 1                4             5
Net amortization and deferral.........                                                                1
Multi-employer plans..................               1                                  1
                                          -----------------------------------------------------------------------
Net periodic benefit cost.............            $  7              $  1             $  6          $  7
                                          -----------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $272 million, $262 million and $126 million, respectively, as of December 31, 1999 and $601 million, $534 million and $335 million as of December 31, 1998.

Savings Plans
The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $8 million in 1999, $5 million in 1998, and an immaterial amount in 1997.

10.  Preferred Stock

The Company has approximately 4.6 million shares of $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock, $.01 par value, (the "Preferred Stock") issued and outstanding. Each share of Preferred Stock is entitled to one vote on all matters submitted to a vote of the Company's common stockholders. The Preferred Stock is convertible, at the option of the holder, into shares of SSCC common stock at a conversion price of $34.28 (equivalent to a conversion rate of .729 shares of SSCC common stock for each share of Preferred Stock), subject to adjustment based on certain events. The Preferred Stock may alternatively be exchanged, at the option of the Company, for new 7% Convertible Subordinated Exchange Debentures of the Company due February 15, 2007 in a principal amount equal to $25.00 per share of Preferred Stock so exchanged. Additionally, the Preferred Stock is redeemable at the option of the Company, in whole or in part, from time to time.

The Company paid cash dividends of $.4375 per share on the Preferred Stock in 1997. No cash dividends were paid in 1999 and 1998. The declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreement, Senior Note Indentures and Senior Subordinated Indenture. Due to these restrictive provisions, the Company cannot declare or pay dividends on its Preferred Stock or common stock until the Company generates income or issues capital stock to replenish the dividend pool under various of its debt instruments and total Net Worth (as defined) equals or exceeds $750 million. At December 31, 1999, the dividend pool under the Senior Subordinated Indenture (which contains the most restrictive dividend pool provision) had a deficit of approximately $1,043 million and Net Worth (as defined) was $2.5 billion. Because more than ten quarterly dividends remain unpaid on the Preferred Stock, the holders of the Preferred Stock are currently entitled to elect two members to the Company's Board of Directors until the accumulated dividends on such Preferred Stock have been declared and paid or set apart for payment. The Company had accumulated dividend arrearages on the Preferred Stock of $22 million and $14 million at December 31, 1999 and 1998, respectively. The accumulated dividend arrearages on the preferred stock are payable upon their conversion, exchange or redemption.

11.  Stock Option and Incentive Plans

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

In November 1998, the Company's parent, SSCC, adopted the 1998 Long-Term Incentive Plan ("1998 Plan") and reserved 8.5 million shares of SSCC common stock for non-qualified stock options and performance awards. Certain employees of the Company are covered under the 1998 Plan. The options are exercisable at a price equal to the fair market value of SSCC's common stock at the date of grant and vest eight years after the date of grant subject to accelerations based upon the attainment of pre-established stock price targets. The options expire ten years after the date of grant.

The Company and its parent have elected to continue to follow APB Opinion No. 25 to account for stock awards granted to employees. If the Company adopted SFAS No. 123 to account for stock awards granted to employees, the Company's net income for the period from November 19 to December 31, 1998 and the year ended December 31, 1999, based on a Black-Scholes option pricing model, would not have been materially different. The effects of applying SFAS No. 123 as described above may not be representative of the effects on reported net income for future years.

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

                                                                                    Predecessor
                                                                    --------------------------------------------
                                                                     Period from January 1 to
                                                                           November 18,
                                                                               1998                   1997
                                                                    --------------------------------------------
Expected option life (years).........................                            7                      7
Risk-free weighted average interest rate.............                          5.6%                   6.6%
Stock price volatility...............................                           50%                    51%
Dividend yield.......................................                          0.0%                   4.2%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information is as follows:

                                                                                        Predecessor
                                                                          --------------------------------------
                                                                            Period from
                                                                            January 1 to
                                                                            November 18,
                                                                               1998                 1997
                                                                          --------------------------------------
As Reported
  Net income (loss).......................................................    $ (749)              $ (418)
  Basic earnings (loss) per share.........................................     (7.43)               (4.29)
  Diluted earnings (loss) per share.......................................     (7.43)               (4.29)


Pro Forma
  Net income (loss).......................................................    $ (753)              $ (423)
  Basic earnings (loss) per share.........................................     (7.46)               (4.34)
  Diluted earnings (loss) per share.......................................     (7.46)               (4.34)

The weighted average fair values of options granted during 1998 and 1997 were $6.93 and $5.59 per share, respectively.

Additional information relating to the Plans is as follows:

                                                                                                 Weighted
                                                                                                  Average
                                                       Shares Under             Option           Exercise
                                                          Option             Price Range           Price
                                                    ----------------------------------------------------------------
Outstanding at January 1, 1997..............             3,750,536           $13.38 - 29.29       $ 19.23

  Granted...................................             1,296,706                    14.00         14.00
  Exercised.................................               (12,500)                   13.38         13.38
  Cancelled.................................              (247,644)           13.38 - 29.29         23.28
                                                    --------------
Outstanding at December 31, 1997............             4,787,098            13.38 - 29.29         15.23

  Granted...................................             1,617,870                    11.75         11.75
  Exercised.................................              (180,616)           13.38 - 18.00         13.68
  Cancelled.................................              (125,328)           13.38 - 29.29         22.89
                                                    --------------
Outstanding at November 18, 1998............             6,099,024            13.38 - 29.29         14.21

  Converted to SSCC options.................            (6,099,024)           13.38 - 29.29        (14.21)
                                                    --------------
Outstanding at December 31, 1998............
                                                    --------------

The number of options exercisable at December 31, 1997 were 1,599,482.

12.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is as follows:

                                                   Foreign                           Unrealized         Accumulated
                                                  Currency          Minimum       Holding Gain on          Other
                                                 Translation        Pension          Marketable       Comprehensive
                                                 Adjustment        Liability         Securities        Income (Loss)
                                             ---------------------------------------------------------------------------
Predecessor:
Balance at January 1, 1997................       $  (179)           $  (42)          $                  $    (221)
    Current period change.................          (114)                3                                   (111)
                                             ---------------------------------------------------------------------------
Balance at December 31, 1997..............          (293)              (39)                                  (332)
    Current period change.................           (76)              (21)                                   (97)
                                             ---------------------------------------------------------------------------
Balance at November 18, 1998..............          (369)              (60)                                  (429)
Effect of Merger:
    Retire predecessor Equity.............           369                60                                    429
    Current period change.................             3                                                        3
                                             ---------------------------------------------------------------------------
Balance at December 31, 1998..............             3                                                        3
     Current period change................           (10)                                   3                  (7)
                                             ---------------------------------------------------------------------------
Balance at December 31, 1999..............       $    (7)           $                $      3           $      (4)
                                             ---------------------------------------------------------------------------

13.  Earnings Per Share

Subsequent to the Merger, earnings per share information is no longer presented because the Company is a wholly-owned subsidiary of SSCC.

The following table sets forth the computation of basic and diluted earnings per share for the Predecessor periods:

                                                                                          Predecessor
                                                                           ------------------------------------------
                                                                            Period from January
                                                                             1 to November 18,
                                                                                   1998              1997
                                                                           ------------------------------------------
Numerator:
  Loss from continuing operations before extraordinary item.........              $ (749)                  $   (405)
  Less: Preferred stock dividends...................................                  (7)                        (8)
                                                                           ------------------------------------------
  Loss applicable to common stockholders............................              $ (756)                  $   (413)
                                                                           ------------------------------------------
Denominator:
  Denominator for basic earnings per share --
    Weighted average shares.........................................                   102                       99
  Denominator for diluted earnings per share --
    Adjusted weighted average shares................................                   102                       99
                                                                           ------------------------------------------

Basic earnings (loss) per share before extraordinary item...........              $  (7.43)                $  (4.16)
                                                                           ------------------------------------------

Diluted earnings (loss) per share before extraordinary item.........              $  (7.43)                $  (4.16)
                                                                           ------------------------------------------

Convertible debt to acquire four million shares of common stock with an earnings effect of $3 million, and exchangeable preferred stock to acquire four million shares of common stock with an earnings effect of $7 million are excluded from the diluted earnings per share computation in the period from January 1 to November 18, 1998 because they are antidilutive.

Convertible debt to acquire six million shares of common stock with an earnings effect of $5 million are excluded from the diluted earnings per share computation in 1997 because they are antidilutive.

14.  Related Party Transactions

On September 4, 1998, Stone Canada purchased the remaining 50% of MBI from MacMillan Bloedel ltd. for $185 million (Canadian). Simultaneously, Stone Canada sold the newly acquired 50% interest to Jefferson Smurfit Group plc, a significant stockholder of SSCC, for the same amount.

On October 15, 1998, the Company sold its Snowflake, Arizona newsprint manufacturing operations and related assets to Abitibi for approximately $250 million. The Company retained ownership of a corrugating medium machine located in the facility that Abitibi operated on behalf of the Company pursuant to an operating agreement entered into as part of the sale. Payments made to Abitibi, prior to the sale of the Company's remaining interest (see Note 5), were $17 million in the period from January 1 to April 23, 1999, $4 million in the period from January 1 to November 18, 1998 and $4 million in the period from November 19 to December 31, 1998.

Transactions with JSC(U.S.)
The Company sold and purchased containerboard at market prices from JSC(U.S.), a subsidiary of SSCC, as follows:

                                                                                     Period from
                                                                                    November 19 to
                                                                                     December 31,
                                                                            1999         1998
                                                                            ----         ----
Product sales...........................................................   $237         $  8
Product and raw material purchases......................................    248           14
Receivables at December 31..............................................     32            4
Payables at December 31.................................................     60            8

Corporate shared expenses are allocated between the Company and JSC based on an established formula using a weighted average rate based on the net book value of fixed assets, number of employees and sales.

Transactions with JS Group
The Company sold and purchased containerboard at market prices from Jefferson Smurfit Group plc, a significant stockholder of SSCC, as follows:

                                                                        1999
                                                                        ----
Product sales........................................................  $ 12
Product and raw material purchases...................................     5
Receivables at December 31...........................................     1
Payables at December 31..............................................     1

Transactions with Non-consolidated Affiliates
The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates. The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

                                                                                               Predecessor
                                                                                -------------------------------------
                                                                 Period from       Period from
                                                               November 19 to      January 1 to
                                                                December 31,       November 18,
                                                  1999              1998               1998              1997
                                           --------------------------------------------------------------------------
Product sales..........................          $ 297              $ 24               $220              $206
Product and raw material purchases.....             29                                  113               103
Receivables at December 31.............             42                65                                   60
Payables at December 31................              2                                                      5
Commissions for services rendered......                                                                     2
Fees payable for services received.....                               10                                   11

The Company had outstanding loans and interest receivable from non-consolidated affiliates of zero and $5 million at December 31, 1999 and 1998, respectively.

15.  Fair Value of Financial Instruments

The carrying values and fair values of the Company's financial instruments at December 31 are as follows:

                                                                           1999                     1998
                                                                   --------------------------------------------------
                                                                   Carrying       Fair     Carrying        Fair
                                                                     Amount       Value      Amount        Value
                                                                   --------------------------------------------------
Cash and cash equivalents...................................         $    13     $    13      $  137        $  137
Notes receivable and long-term investments..................              26          26          22            22
Long-term debt including current maturities.................           3,157       3,196       4,063         4,090

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

The Company was party to an interest rate swap contract that expired in February 1999. The swap contract had the effect of converting the fixed rate of interest into a floating interest rate on $100 million of the 9.875% Senior Notes. The interest rate swap contract was entered into in order to balance the Company's fixed rate and floating rate debt portfolios. Under the interest rate swap, the Company agreed with the other party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. The Company terminated an interest rate swap contract during 1998, which had converted the fixed rate of interest into floating rate on $150 million of 11.5% Senior Notes due
October 1, 2004.

The following table indicates the weighted average receive rate and pay rate relating to the interest rate swaps outstanding at December 31, 1999 and 1998:

                                                                                              1999       1998
                                                                                              ----       ----
Interest rate swap notional amount........................................................            $
   Average receive rate (fixed by contract terms).........................................
   Average pay rate.......................................................................
Interest rate swap notional amount........................................................            $   100
   Average receive rate (fixed by contract terms).........................................               5.6%
   Average pay rate.......................................................................               5.6%

16.  Other, Net

The significant components of other, net are as follows:

                                                                                                Predecessor
                                                                                     ----------------------------------
                                                                     Period from       Period from
                                                                    November 19 to    January 1 to
                                                                     December 31,     November 18,
                                                       1999              1998             1998            1997
                                                  ---------------------------------------------------------------------
Foreign currency transaction gains
  (losses)....................................         $    7            $      4        $  (24)        $  (11)
Gains (losses) on sales of investments or
  assets......................................             39                                37              1
Write-down of investments in non-consolidated
  affiliates..................................                                             (155)
Merger related and change of control expenses.                                              (32)
Other                                                      10                               (12)             6
                                                  ---------------------------------------------------------------------
Total other, net..............................         $   56            $      4        $ (186)        $   (4)
                                                  ---------------------------------------------------------------------

17.  Commitments and Contingencies

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters.

The Company was a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. (`FCPC"), a joint venture owned 50% by each of the Company and Four M. The OPA required that the Company and Four M each purchase one-half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also required the Company and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998, and FCPC and certain of its affiliates filed for Chapter 11 bankruptcy protection in April 1999. Certain creditors of FCPC filed an adverse proceeding in the bankruptcy against the Company and Four

M, and certain of their officers and directors, alleging among other things, default with respect to the obligations of the Company and Four M under the OPA. On October 20, 1999, FCPC and a committee representing the holders of the FCPC debt securities filed a bankruptcy reorganization plan ("Plan") that provided for the settlement of all outstanding claims in exchange for cash payments. Under the Plan, which was confirmed and consummated in January 2000, the Company paid approximately $123 million to satisfy the claims of creditors of FCPC, the Company received title to the FCPC mill, and all claims under the OPA, as well as any obligations of the Company involving FCPC or its affiliates, were released and discharged. In addition, Four M issued $25 million of convertible preferred stock to the Company in connection with the consummation of the Plan.

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

18.   Business Segment Information

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the way operating segment information is presented. The information for 1998 and 1997 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

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

The Company's North American reportable segments are strategic business units that offer different products and each are managed separately because they manufacture distinct products. The International segment is managed separately because it has different customers and its operations are based in markets outside of the North American market. Other includes corporate related items which include goodwill, equity investments, income and expense not allocated to reportable segments (goodwill amortization, interest expense and depreciation expense related to the fair value adjustments made to the historical basis of property, plant and equipment in the purchase price allocation), the adjustment to record inventory at LIFO, the elimination of intercompany assets and intercompany profit and a $39 million gain on the sale of Abitibi (See Note 5).

Purchase price allocation adjustments related to property, plant and equipment have been pushed down to the applicable operating segment assets as of December 31, 1999 and 1998, with the exception of the International segment. International valuation adjustments to property, plant and equipment are included in Other.

A summary by business segment follows:

                                                          Container-
                                                           Board &
                                                          Corrugated     Industrial       Inter-
                                                          Containers        Bags         National      Other      Total
                                                          ----------        ----         --------      -----      -----
Year ended December 31, 1999
----------------------------
Revenues from external customers......................      $3,245          $ 513         $ 581         $   2     $4,341
Intersegment revenues.................................         153                                                   153
Depreciation and amortization.........................         119              5            28           144        296
Segment profit (loss).................................         301             31            28          (435)       (75)
Segment assets........................................       3,093            193           495         3,784      7,565
Expenditures for long-lived assets....................          51              5            29             2         87

Period from November 19 to December 31, 1998
--------------------------------------------
Revenues from external customers......................      $  339           $ 57          $ 68        $    1     $  465
Intersegment revenues.................................          18                                                    18
Depreciation and amortization.........................          15              1             3            15         34
Segment profit (loss).................................           4              3             1           (60)       (52)
Segment assets........................................       4,355            217           562         3,659      8,793
Expenditures for long-lived assets....................          13              1             8                       22

Period from January 1 to November 18, 1998 -
--------------------------------------------
Predecessor
-----------
Revenues from external customers......................      $3,270           $456          $518           $10     $4,254
Intersegment revenues.................................         171                                          1        172
Depreciation and amortization.........................         153              5            25            56        239
Segment profit (loss).................................           2             32            29          (900)      (837)
Expenditures for long-lived assets....................         109              6            30                      145


Year ended December 31, 1997 - Predecessor
------------------------------------------
Revenues from external customers......................      $3,640           $491          $556            $9     $4,696
Intersegment revenues.................................          53                                                    53
Depreciation and amortization.........................         189              5            31            77        302
Segment profit (loss).................................         (35)            31            27          (628)      (605)
Segment assets........................................       3,161            203           627         1,833      5,824
Expenditures for long-lived assets....................         109              6            22                      137

The following table presents net sales to external customers by country of origin:

                                                                                              Predecessor
                                                                                   ----------------------------------
                                                                   Period from       Period from
                                                                  November 19 to    January 1 to
                                                                   December 31,     November 18,
                                                     1999                1998           1998             1997
                                               ----------------------------------------------------------------------
United States.............................          $3,555              $380           $3,555           $3,848
Canada....................................             205                17              181              292
Europe and other..........................             581                68              518              556
                                               ----------------------------------------------------------------------
Total                                               $4,341              $465           $4,254           $4,696
                                               ----------------------------------------------------------------------

The following table presents long-lived assets by country at December 31:

                                                                                                        Predecessor
                                                                                                        -----------
                                                                        1999              1998              1997
                                                                 -----------------------------------------------------
United States..............................................           $2,594            $3,495          $1,751
Canada.....................................................              227               190             374
Europe and other...........................................              289               327             302
                                                                 -----------------------------------------------------
                                                                       3,110             4,012           2,427
Goodwill...................................................            3,123             2,643             444
                                                                 -----------------------------------------------------
Total                                                                 $6,233            $6,655          $2,871
                                                                 -----------------------------------------------------

The Company's export sales from the United States were approximately $208 million for 1999, $448 million for 1998, and $548 million for 1997.

19.  Subsequent Event

On February 23, 2000, SSCC, the Company and a newly-formed subsidiary of the Company entered into a Pre-Merger Agreement with St. Laurent Paperboard Inc. pursuant to which the Company will acquire St. Laurent for approximately $1.4 billion, consisting of approximately $625 million in cash, the issuance of approximately 25 million shares of SSCC common stock and the assumption of approximately $386 million of St. Laurent's debt. The Company expects to borrow $1,050 million to finance the acquisition of St. Laurent. Consummation of the transaction is expected to occur in the second quarter of 2000.

20.  Summary of Quarterly Data (Unaudited)

The following table summarizes quarterly financial data for 1999 and 1998. Per share information is for the Predecessor period only.

                                           First      Second       Third       Fourth
1999                                      Quarter     Quarter     Quarter     Quarter
-----------------------------------------------------------------------------------------------------------------
Net sales.............................     $1,063      $1,043      $1,085      $1,150
Gross profit..........................         96         132         163         195
Income (loss) before extraordinary
   charges............................        (65)        (12)        (10)         12
Net income (loss).....................        (65)        (13)        (11)         12

                                                                 Predecessor
                                            ---------------------------------------------------------------------
                                                                                    Period from     Period from
                                                                                   October 1 to    November 19 to
                                                 First      Second       Third     November 18,     December 31,
1998                                            Quarter    Quarter      Quarter       1998             1998
-----------------------------------------------------------------------------------------------------------------
Net sales....................................    $1,226       $1,235       $1,178       $615            $465
Gross profit.................................       119          135           93          3              32
Loss before extraordinary charges............       (69)        (157)        (275)      (248)            (36)
Net loss.....................................       (69)        (157)        (275)      (248)            (36)

Per share of common stock (basic and
  diluted):
Loss before extraordinary charges............      (.71)       (1.59)       (2.66)     (2.37)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

Directors
Set forth below is information concerning the directors of the Company.

Ray M. Curran, born May 13, 1946, was named to succeed Roger W. Stone as President and Chief Executive Officer of the Company as of April 1, 1999. He was Executive Vice President and Deputy Chief Executive Officer from November 1998 until March 31, 1999. He was Financial Director of JS Group from February 1996 to November 1998 and prior to that served as Chief Financial Officer of JS Group since 1992.

Patrick J. Moore, born September 7, 1954, has been Vice President and Chief Financial Officer of the Company since October 1996. He was Vice President and General Manager - Industrial Packaging Division from December 1994 to October 1996. He served as Vice President and Treasurer from February 1993 to December 1994 and was Treasurer from October 1990 to February 1993. He joined the Company in 1987 as Assistant Treasurer. He is a director of First Financial Planners, Inc.

Leslie T. Lederer, born July 20, 1948, has been Vice President - Strategic Investment Dispositions since November 1998. He was Vice President, Secretary and General Counsel of the Company from 1987 to November 1998.

David Gale, born February 22, 1959, has been President of Delta Dividend Group, Inc. since 1992. He also serves as a director of Preferred Income Funds, Preferred Income Opportunity Fund and Free Real Time.Com.

Mark A. Weissman, born February 14, 1961, has been Manager of Corporate Bond Trading of Mariner Investment Group, Inc. since 1996. Prior to that, he was a managing director with Bear, Stearns & Co., Inc. from 1988 to 1994, and was with Cantor Fitzgerald & Co. form 1994 to 1996.


Executive Officers
Set forth below is information concerning the executive officers of the Company.

Ray M. Curran - See Directors.

Peter F. Dages, born December 13, 1950, was appointed Vice President and General Manager - Corrugated Container Division in April 1999. Mr. Dages was Vice President and Regional Manager of the Corrugated Container Division of the Company from 1996 until April 1999. Prior to that, he held various managerial positions in the Corrugated Container Division of the Company since 1991.

James D. Duncan, born June 12, 1941, has been Vice President and General Manager
- Specialty Packaging Division since November 1998. Mr. Duncan was Vice President and General Manager - Industrial Packaging Division from October 1996 to November 1998. He was Vice President and General Manager, Converting Operations - Industrial Packaging Division from April 1994 to October 1996 and served as General Manager, Converting Operations - Industrial Packaging Division from February 1993 to April 1994. Prior to that, he was President and Chief Executive Officer of Sequoia Pacific Systems, an affiliate of JS Group, which he joined in August 1989.

Daniel J. Garand, born December 12, 1950, joined the Company in October 1999 as Vice President of Supply Chain Operations. For three years prior to joining the Company, Mr. Garand held senior level positions in global supply chain management for AlliedSignal's Automotive Products Group. Prior to that, he was employed by Digital Equipment Company for 26 years in a variety of management positions in logistics, acquisitions and distribution.

Edwin Goffard, born October 30, 1963, joined the Company in May 1999 as Vice President to develop the Company's synergy program. Prior to joining the Company, Mr. Goffard was director of purchasing for Pepsi-Cola Company since 1996. Prior to that, he was a consultant for McKinsey & Company since 1989.

Michael F. Harrington, born August 6, 1940, has been Vice President - Employee Relations since January 1992. Prior to joining the Company, he was Corporate Director of Labor Relations/Safety and Health with Boise Cascade Corporation for more than five years.

Charles A. Hinrichs, born December 3, 1953, has been Vice President and Treasurer since April 1995. Prior to joining the Company, Mr. Hindrichs held senior level positions at The Boatmen's National Bank of St. Louis for 13 years, where most recently he was Senior Vice President and Chief Credit Officer.

Craig A. Hunt, born May 31, 1961, has been Vice President, Secretary and General Counsel since November 1998. Prior to that he was Senior Counsel and Assistant Secretary from January 1993 to November 1998. He joined the Company in 1990 as Staff Counsel.

Paul K. Kaufmann, born May 11, 1954, has been Vice President and Corporate Controller since July 1998. He was Corporate Controller from March 1998 to July 1998. Prior to that he was Division Controller for the Containerboard Mill Division from November 1993 until March 1998. Prior to that, he held other accounting positions since joining the Company in 1990.

Jay D. Lamb, born September 25, 1947, has been Vice President and General Manager of SNC since May 1996. He was Director of Operations of SNC from May 1995 to May 1996. Prior to that, he held various accounting and managerial positions with SNC since joining the Company in 1970.

Leslie T. Lederer - See Directors.

F. Scott Macfarlane, born January 17, 1946, has been Vice President and General Manager - Folding Carton and Boxboard Mill Division since November 1995. He served as Vice President and General Manager of the Folding Carton Division from December 1993 to November 1995. Prior to that, he held various managerial positions within the Folding Carton Division since joining the Company in 1971.

Timothy McKenna, born March 25, 1948, has been Vice President - Investor Relations and Communications since July 1997. He joined the Company in October 1995 as Director of Investor Relations and Communications. Prior to joining the Company, he was employed by Union Camp Corporation for 14 years, where most recently he was Director of Investor Relations.

Patrick J. Moore - See Directors.

Mark R. O'Bryan, born January 15, 1963, joined the Company in October 1999 as Vice President - Procurement. Prior to joining the Company, Mr. O'Bryan was employed for 13 years at General Electric Corporation, where he held senior level positions in global sourcing and materials management at several of General Electric Corporation's manufacturing businesses.

Thomas A. Pagano, born January 21, 1947, has been Vice President - Planning since May 1996. He was Director of Corporate Planning from September 1995 to May 1996. Prior to that, Mr. Pagano held various managerial positions within the Company's Container Division since joining the Company in 1971, including Area Regional General Manager from January 1994 to September 1995.

John M. Riconosciuto, born September 4, 1952, has been Vice President and General Manager - Bag Packaging Division since November 1998. He was Vice President and General Manager - Industrial Bag and Specialty Packaging Division of the Company from January 1997 to November 1998. From July 1995 to January 1997, he was Vice President and General Manager of the Multiwall Group of the Company, and prior to that, Vice President of Marketing and Specialty Packaging of the Industrial and Specialty Packaging Division of the Company since 1993.

David C. Stevens, born August 11, 1934, has been Vice President and General Manager - Smurfit Recycling Company since January 1993. Prior to that, he was General Sales Manager for the Reclamation Division since joining the Company in 1987.

William N. Wandmacher, born September 12, 1942, has been Vice President and General Manager - Containerboard Mill Division since January 1993. He served as Division Vice President - Medium Mills from October 1986 to January 1993. Prior to that, he held various positions in production, plant management and planning since joining the Company in 1966.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information required in response to this item is set forth under the captions "Executive Compensation" and "Report of the Compensation Committee on Executive Compensation" in the Company Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

All of the outstanding Common Stock of the Company is owned by SSCC. Additional information required in response to this item is set forth under the caption "Principal Stockholders" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required in response to this item is set forth under the caption "Certain Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) (1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.

       (3)  Exhibits.

3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-1, Registration Number 33-54769).

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 6 to the Company's Report on Form 8-A/A dated November 18, 1998).

3.3 Second Amended and Restated By-laws of the Company effective as of March 9, 1999 (incorporated by reference to Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

Indentures with respect to other long-term debt, none of which exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, are not filed herewith. The Registrant agrees to furnish a copy of such documents to the Commission upon request.

4.1 Specimen certificate representing the $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock (incorporated by reference to
       Exhibit 4(g) to the Company's Registration Statement on Form S-3, Registration Number 33-45374).

4.2(a) Amended and Restated Credit Agreement dated as of November 18, 1998 among the Company, the financial institutions signatory thereto and Bankers Trust Company, as agent (incorporated by reference to Exhibit 15 to the Company's Report on Form 8-A/A dated November 18, 1998).

4.2(b) First Amendment of Amended and Restated Credit Agreement dated as of
       March 23, 1999, among the Company, the Financial Institutions signatory thereto, and Bankers Trust Company, as agent (incorporated by reference to Exhibit 4(b)(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

4.2(c) Second Amendment of Amended and Restated Credit Agreement, dated as of
       June 30, 1999, among the Company, the Financial Institutions signatory thereto and Bankers Trust Company, as agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.3 Indenture dated as of August 16, 1996 between Stone Container Finance Company of Canada (the "Issuer"), the Company, as guarantor, and The Bank of New York, as Trustee, relating to the Issuer's 11 1/2% Senior Notes due 2006 (incorporated by reference to Exhibit 4(u) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

4.4 Indenture dated as of July 24, 1996 between the Company and The Bank of New York, as Trustee, relating to the Rating Adjustable Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration Number 333-12155).

4.5 First Supplemental Indenture dated July 24, 1996 between the Company and The Bank of New York, as Trustee, relating to the Rating Adjustable Senior Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4, Registration Number 333-12155).

4.6 Indenture dated as of October 12, 1994 between the Company and Norwest Bank Minnesota, N.A., as Trustee, relating to the 10 3/4 percent First Mortgage Notes due October 1, 2002 (incorporated by reference to Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

4.7 Indenture dated as of October 12, 1994 between the Company and The Bank of New York, as Trustee, relating to the 11 1/2 percent Senior Notes due October 1, 2004 (incorporated by reference to Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

4.8 Indenture dated as of February 15, 1992 between the Company and The Bank of New York, as Trustee, relating to the Company's 6 3/4% Convertible Subordinated Debentures due February 15, 2007 (incorporated by reference to Exhibit 4(p) to the Company's Registration Statement on Form S-3, Registration Number 33-45978).

4.9 First Supplemental Indenture dated as of November 18, 1998 among SSCC, the Company and The Bank of New York, as Trustee, relating to the Company's 6 3/4 percent Convertible Subordinated Debentures due February 15, 2007 (incorporated by reference to Exhibit 3 to the Company's Report on Form 8-A/A dated November 18, 1998).

4.10 Senior Subordinated Indenture dated as of March 15, 1992 between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement Form S-3, Registration Number 33-46764).

4.11 First Supplemental Indenture dated as of May 28, 1997 between the Company and The Bank of New York, as Trustee, relating to the Indenture dated as of March 15, 1992 (incorporated by reference to Exhibit 4(l)(i) to the Company's Current Report on Form 8-K dated May 28, 1997).

4.12 Indenture dated as of November 1, 1991 between the Company and The Bank of New York, as Trustee, relating to the Company's Senior Debt Securities (incorporated by reference to Exhibit 4(u) to the Company's Registration Statement on Form S-3, Registration Number 33-45374).

4.13 First Supplemental Indenture dated as of June 23, 1993 between the Company and The Bank of New York, as Trustee, relating to the Indenture dated as of November 1, 1991 between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4(aa) to the Company's Registration Statement on Form S-3, Registration Number 33-66086).

4.14 Second Supplemental Indenture dated as of February 1, 1994 between the Company and the Bank of New York, as Trustee, relating to the Indenture dated as of November 1, 1991, as amended (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, dated January 24, 1994).

4.15 Guaranty dated October 7, 1983 between the Company and The Continental Group, Inc. (incorporated by reference to Exhibit 4(h) to the Company's Registration Statement on Form S-3, Registration Number 33-36218).

4.16 Amendment No. 1 to Guaranty, dated as of June 1, 1996, among Continental Holdings, Inc., Continental Group, Inc. and the Company (incorporated by reference to Exhibit 4(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).


10.1* Stone Container Corporation Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.2* Stone Container Corporation 1982 Incentive Stock Option Plan (incorporated by reference to Appendix A to the Prospectus included in the Company's Form S-8 Registration Statement, Registration Number 2-79221, effective September 27, 1982).

10.3(a)* Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to the Company's Proxy Statement dated as of April 10, 1992).

10.3(b)* Amendment of the Stone 1993 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30,1999).

10.4* Stone Container Corporation 1992 Long-Term Incentive Program (incorporated by reference to Exhibit A to the Company's Proxy Statement dated as of April 11, 1991).

10.5(a)* Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated as of April 7, 1995).

10.5(b)* Amendment of the 1995 Long-Term Incentive Plan of Stone (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.6*     JSC (U.S.) Management Incentive Plan (incorporated by reference to
          Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.7(a)*  SSCC 1998 Long Term Incentive Plan (incorporated by reference to
          Exhibit 10.14 to SSCC's Annual Report on form 10-K for the fiscal year ended December 31, 1998).

10.7(b)* First Amendment of the SSCC 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.8(a) Pooling and Servicing Agreement, dated October 1, 1999 by and among Stone Receivables Corporation, as Transferor, Stone, as Securer, and The Chase Manhattan Bank, as Trustee (incorporated by reference to
          Exhibit 10.1(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.8(b) Series 1999-1 Supplement, dated as of October 15, 1999, among Stone Receivables Corporation, as Transferor, Stone as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.8(c) Series 1999-2 Supplement, dated as of October 15, 1999, among Stone Receivables Corporation, as Transferor, Stone as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.8(d) Receivables Purchase Agreement, dated October 15, 1999, between Stone, the Seller and Stone Receivables Corporation, the Purchaser (incorporated by reference to Exhibit 10.1(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1999).

10.9*     Employment Agreement of Ray M. Curran (incorporated by reference to
          Exhibit 10.27 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.10*    Employment Agreement of Patrick J. Moore (incorporated by reference to
          Exhibit 10.28 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.11 Pre-Merger agreement, dated as of February 23, 2000, among SSCC, Stone, 3038727 Nova Scotia Company and St Laurent Paperboard Inc. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated February 23, 2000).

16.1 Letter from PricewaterhouseCoopers LLP pursuant to Item 304 of Regulation S-K (incorporated by reference to Exhibit 19 to the Company's Current Report on Form 8-K dated November 18, 1998).

21.1      Subsidiaries of the Company.

24.1      Powers of Attorney.

27.1      Financial Data Schedule.

*Indicates a management contract or compensation plan or arrangement

(b)       Report on Form 8-K.

There were no Form 8-K filings during the three months ended December 31, 1998.

Form 8-K dated February 23, 2000 was filed with the Securities and Exchange Commission in connection with the agreement by the Company to acquire St. Laurent Paperboard Inc. for approximately $1.4 billion.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  March 14,  2000                         Stone Container Corporation
                                      ------------------------------------------
                                                      (Registrant)


                                 BY             /s/ Patrick J. Moore
                                      ------------------------------------------
                                                    Patrick J. Moore
                                      Vice-President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

              SIGNATURE                            TITLE                                                         DATE
              ---------                            -----                                                         ----

                                 *
-------------------------------------
 Ray M. Curran                                     President and Chief Executive Officer
                                                   and Director (Principal Executive Officer)

 /s/ Patrick J. Moore                              Vice-President and Chief Financial                            March 14, 2000
-------------------------------------
    Patrick J. Moore                               Officer and Director (Principal Financial Officer)

 /s/ Paul K. Kaufmann
-------------------------------------
     Paul K. Kaufmann                              Vice President and Corporate Controller                       March 14, 2000
                                                   (Principal Accounting Officer)

                                 *
-------------------------------------
 David Gale                                        Director

                                 *
-------------------------------------
 Mark A. Weissman                                  Director



 * By  /s/ Patrick J. Moore,                       Pursuant to Powers of Attorney filed as
      -------------------------------
           Patrick J. Moore                        a part of the Form 10-K

                     Report of Independent Accountants on
                         Financial Statement Schedule



To the Board of Directors of
Stone Container Corporation

Our audits of the consolidated financial statements referred to in our report dated March 26,1998, appearing in the Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed and appearing in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1997 when read in conjunction with the related consolidated financial statements. We have not audited the consolidated financial statements of Stone Container Corporation for any period subsequent to December 31, 1997.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Chicago, Illinois
March 26, 1998

                 STONE CONTAINER CORPORATION AND SUBSIDIARIES
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In millions)



               Column A                     Column B         Column C          Column D           Column E        Column F
               --------                     --------         --------          --------           --------        --------
                                                             Additions
                                           Balance at       Charged to                                           Balance at
                                          beginning of       Costs and                                             end of
                                             period          Expenses            Other           Deductions        period
Description                                  ------          --------            -----           ----------        ------
-----------

Allowance for doubtful accounts and
 notes and sales returns and
 allowances:

 Year ended December 31, 1999..........       $ 61             $                $ (10)(a)          $10 (b)            $ 41

 Period from November 19 to
   December 31, 1998...................       $ 61             $                $                  $                  $ 61
Predecessor
 Period from January 1 to
     November 18, 1998.................       $ 14             $64              $                  $17(b)             $ 61
 Year ended December 31, 1997..........       $ 10             $12              $                  $ 8(b)             $ 14

Exit liabilities:
 Year ended December 31, 1999..........       $106             $                $106(c)            $29(d)             $183

 Period from November 19 to
   December 31, 1998...................       $                $                $117(c)            $11(d)             $106

(a) Includes the effect of the accounts receivable securitization application of SFAS No. 125.
(b)  Uncollectible amounts written off, net of recoveries.
(c) Charges associated with exit activities and litigation settlements included in the purchase price allocation.
(d)  Charges against the exit liability reserves.