Form 10-Q
period 2000-03-31
STONE CONTAINER CORP
filed 2000-05-10
CIK 94610

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2000
Commission File Number 1-3439


                          STONE CONTAINER CORPORATION
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                       36-2041256
-------------------------------             ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


           150 North Michigan Avenue, Chicago, Illinois       60601
          -----------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


                                (312) 346-6600
          -----------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
          -----------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No _____
                                                -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of March 31, 2000, the registrant had outstanding 110,000,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1. Financial Statements
        --------------------

                          STONE CONTAINER CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


Three Months Ended March 31, (In millions)                    2000       1999
--------------------------------------------------------------------------------
Net sales..................................................   $1,143     $1,063
Costs and expenses
  Cost of goods sold.......................................      896        967
  Selling and administrative expenses......................      104        106
  Restructuring charge.....................................        6
                                                              ------------------
     Income (loss) from operations.........................      137        (10)
Other income (expense)
  Interest expense, net....................................      (81)       (94)
  Equity income of affiliates..............................        4          3
  Other, net...............................................                   7
                                                              ------------------
     Income (loss) before income taxes.....................       60        (94)
Benefit from (provision for) income taxes..................      (32)        29
                                                              ------------------
     Net income (loss).....................................       28        (65)
Preferred stock dividends..................................       (2)        (2)
                                                              ------------------
     Net income (loss) applicable to common shares.........   $   26     $  (67)
===============================================================================

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,   December 31,
(In millions, except share data)                                                               2000          1999
---------------------------------------------------------------------------------------------------------------------
Assets                                                                                      (Unaudited)

Current assets
 Cash and cash equivalents.................................................................   $   19        $   13
 Receivables, less allowances of $41 in 2000 and 1999......................................      336           343
 Inventories
   Work-in-process and finished goods......................................................      136           143
   Materials and supplies..................................................................      367           357
                                                                                              --------------------
                                                                                                 503           500
 Deferred income taxes.....................................................................       88            88
 Prepaid expenses and other current assets.................................................       35            48
                                                                                              --------------------
    Total current assets...................................................................      981           992
Net property, plant and equipment..........................................................    3,054         3,089
Timberland, less timber depletion..........................................................       22            21
Goodwill, less accumulated amortization of $100 in 2000 and $79 in 1999....................    3,102         3,123
Investment in equity of non-consolidated affiliates........................................      140           136
Other assets...............................................................................      206           204
                                                                                              --------------------
                                                                                              $7,505        $7,565
==================================================================================================================
Liabilities and Stockholders' Equity

Current liabilities
 Current maturities of long-term debt......................................................   $   31        $  162
 Accounts payable..........................................................................      314           365
 Accrued compensation and payroll taxes....................................................      123           150
 Interest payable..........................................................................       93            82
 Other current liabilities.................................................................      135           232
                                                                                              --------------------
    Total current liabilities..............................................................      696           991
Long-term debt, less current maturities....................................................    3,196         2,995
Other long-term liabilities................................................................      626           637
Deferred income taxes......................................................................      462           436

Stockholders' equity
 Series E preferred stock, par value $.01 per share; 10,000,000 shares
  authorized; 4,599,300 issued and outstanding in 2000 and 1999............................       78            78
 Common stock, par value $.01 per share; 110,000,000 shares
  authorized, issued and outstanding in 2000 and 1999......................................    2,545         2,545
 Retained earnings (deficit)...............................................................      (85)         (113)
 Accumulated other comprehensive income (loss).............................................      (13)           (4)
                                                                                              --------------------
    Total stockholders' equity.............................................................    2,525         2,506
                                                                                              --------------------
                                                                                              $7,505        $7,565
==================================================================================================================

See notes to consolidated financial statements.

                       STONE CONTAINER CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

Three Months Ended March 31, (In millions)                                                          2000           1999
==========================================================================================================================
Cash flows from operating activities
   Net income (loss).....................................................................             $  28          $ (65)
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
       Depreciation and amortization.....................................................                68             76
       Amortization of deferred debt issuance costs......................................                 1              1
       Deferred income taxes.............................................................                31            (34)
       Non-cash employee benefits........................................................                 5              9
       Foreign currency transaction gains................................................                (2)            (4)
       Equity income of affiliates.......................................................                (4)            (3)
       Change in current assets and liabilities, net of effects from acquisitions and dispositions
            Receivables..................................................................                 2            (73)
            Inventories..................................................................                (6)            26
            Prepaid expenses and other current assets....................................                15              6
            Accounts payable and other current liabilities...............................               (51)             7
            Interest payable.............................................................                11             (1)
            Income taxes.................................................................                 1             (7)
          Other, net.....................................................................              (127)
                                                                                                    ----------------------
       Net cash used for operating activities............................................               (28)           (62)
                                                                                                    ----------------------
Cash flows from investing activities
       Property additions................................................................               (31)           (20)
       Proceeds from sales of assets and investments.....................................                 1            107
                                                                                                    ----------------------
       Net cash provided by (used for) investing activities..............................               (30)            87
                                                                                                    ----------------------
Cash flows from financing activities
       Net borrowings (repayments) of debt...............................................                74           (111)
       Deferred debt issuance costs......................................................                (9)
                                                                                                    ----------------------
       Net cash provided by (used for) financing activities..............................                65           (111)
                                                                                                    ----------------------
       Effect of exchange rate changes on cash...........................................                (1)            (1)
                                                                                                    ----------------------
Increase (decrease) in cash and cash equivalents.........................................                 6            (87)
Cash and cash equivalents
       Beginning of period.................................................................              13            137
                                                                                                    ----------------------
       End of period.......................................................................           $  19          $  50
==========================================================================================================================

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION
                  Notes to Consolidated Financial Statements
             (Tabular amounts in millions, except per share data)


1.  Significant Accounting Policies

The accompanying consolidated financial statements and notes thereto of Stone Container Corporation ("Stone" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Stone 1999 10-K"), filed March 14, 2000, with the Securities Exchange Commission.

The Company is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"). On November 18, 1998, Stone was merged with a wholly-owned subsidiary of SSCC (the "Merger").

2.  Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  Merger and Restructuring

The Merger was accounted for as a purchase business combination and, accordingly, the cost to acquire the Company was allocated to the assets acquired and liabilities assumed according to their fair values. The allocation resulted in acquired goodwill of $3,202 million, which is being amortized on a straight-line basis over 40 years.

As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded a restructuring charge of $6 million during the first quarter of 2000 related to the permanent shutdown of four corrugated container facilities. Additional restructuring charges are expected in 2000 as management finalizes its plans.

4.  Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's only significant non-consolidated affiliate at March 31, 2000, is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is owned by an affiliate of Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $110 million and $84 million for the three months ended March 31, 2000 and 1999, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                                                             Three months ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                            2000             1999
                                                                                            -----            ----
Results of operations (a)

  Net sales........................................................................      $   157          $   170
  Cost of sales....................................................................          137              139
  Income before income taxes, minority interest....................................
   and extraordinary charges.......................................................            8                5
  Net income.......................................................................            7                5

(a) Includes results of operations for each of the Company's affiliates for the period it was accounted for under the equity method.

5.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                                                             Three months ended
                                                                                                  March 31,
                                                                                             -------------------
                                                                                             2000           1999
                                                                                             ----           ----
Net income (loss)..................................................................          $  28          $ (65)
Other comprehensive income (loss), net of tax:
   Foreign currency translation....................................................             (9)           (11)
                                                                                             -----          -----
Comprehensive income (loss)........................................................          $  19          $ (76)
                                                                                             =====          =====

6.  Business Segment Information

The Company has three reportable segments: (1) Containerboard and Corrugated Containers, (2) Industrial Bags and (3) International. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Industrial Bags segment converts kraft and specialty paper into multi-wall bags, consumer bags and intermediate bulk containers. These bags and containers are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products. The International segment is primarily composed of the Company's containerboard mills and corrugating facilities located in Europe and Central and South America.

Other includes corporate related items which include income and expense not allocated to reportable segments, goodwill amortization, net interest expense, the adjustment to record inventory at LIFO and the elimination of intercompany profit.

The information for 1999 has been restated from the prior year's presentation in order to conform to the 2000 presentation.

                                               Container-
                                                board &
                                               Corrugated         Industrial           Inter-
                                               Containers            Bags             national         Other        Total
                                             --------------     --------------      ------------     ---------     --------
Three months ended March 31,
----------------------------
   2000
   ----
   Revenues from external
      Customers............................       $ 860            $ 129               $ 154           $              $ 1,143
   Intersegment revenues...................          45                                                                    45
   Income (loss) before income
     taxes.................................         175                8                   9                (132)          60

   1999
   ----
   Revenues from external
      Customers............................       $ 774            $ 131               $ 156           $       2      $ 1,063
   Intersegment revenues...................          38                                                                    38
   Income (loss) before income
     taxes.................................          33               10                   9                (146)         (94)

7.  Contingencies


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

The Company was a party to an Output Purchase Agreement (the "OPA") with Four M Corporation ("Four M") and Florida Coast Paper Company, L.L.C. ("FCPC"), a joint venture owned 50% by each of the Company and Four M. The OPA required that the Company and Four M each purchase one-half of the linerboard produced at FCPC's mill in Port St. Joe, FL (the "FCPC Mill") at a minimum price sufficient to cover certain obligations of FCPC. The OPA also required the Company and Four M to use their best efforts to cause the FCPC Mill to operate at a production rate not less than the reported average capacity utilization of the U.S. linerboard industry. FCPC indefinitely discontinued production at the FCPC Mill in August 1998, and FCPC and certain of its affiliates filed for Chapter 11 bankruptcy protection in April 1999. Certain creditors of FCPC filed an adverse proceeding in the bankruptcy against the Company and Four M, and certain of their officers and directors, alleging among other things, default with respect to the obligations of the Company and Four M under the OPA. On October 20, 1999, FCPC and a committee representing the holders of the FCPC debt securities filed a bankruptcy reorganization plan ("Plan") that provided for the settlement of all outstanding claims in exchange for cash payments. Under the Plan, which was confirmed and consummated in January 2000, the Company paid approximately $123 million to satisfy the claims of creditors of FCPC, the Company received title to the FCPC mill, and all claims under the OPA, as well as any obligations of the Company involving FCPC or its affiliates, were released and discharged. The Company's payment is reflected in other, net operating activities in the accompanying consolidated statements of cash flows. In addition, Four M issued $25 million of convertible preferred stock to the Company in connection with the consummation of the Plan.

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

8.  St. Laurent Acquisition

On February 23, 2000, SSCC, the Company and a newly-formed subsidiary of the Company ("Newco") entered into a Pre-Merger Agreement, as amended, with St. Laurent Paperboard Inc. ("St. Laurent") pursuant to which Newco will acquire St. Laurent for approximately $1.4 billion, consisting of approximately $625 million in cash, the issuance of approximately 25 million shares of SSCC common stock and the assumption of approximately $386 million of St. Laurent's debt. The Company expects to borrow $1,050 million to finance the acquisition of St. Laurent. Consummation of the transaction, which is subject to St. Laurent shareholder and certain regulatory approvals, is expected to occur in the second quarter of 2000.

9.  Subsequent Event

On April 18, 2000, the Company entered into an agreement to sell the market pulp mill at its closed Port Wentworth, GA mill site to an outside party for approximately $63 million. Proceeds from the sale, which is expected to close in the second quarter of 2000, will be used for debt reduction. No gain is expected on the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

Results of Operations

(In millions)                                                          Three months ended
                                                                            March 31,
                                                                    ------------------------
                                                                      2000            1999
                                                                    -------         -------
Net sales
   Containerboard and corrugated containers...................       $  860          $  774
   Industrial bags............................................          129             131
   International..............................................          154             156
   Other operations...........................................                            2
                                                                     ------          ------
   Total......................................................       $1,143          $1,063
                                                                     ======          ======

Profit (loss)
   Containerboard and corrugated containers...................       $  175          $   33
   Industrial bags............................................            8              10
   International..............................................            9               9
   Other operations...........................................                           (1)
                                                                     ------          ------
   Total operations...........................................          192              51
   Restructuring charge.......................................           (6)
   Interest expense, net......................................          (81)            (94)
   Other, net.................................................          (45)            (51)
                                                                     ------          ------
   Income (loss) before income taxes..........................       $   60          $  (94)
                                                                     ======          ======

For the three months ended March 31, 2000, net sales for the Company were $1,143 million, an increase of 8% compared to the same period last year and operating profits of $192 million were $141 million higher. The increases in net sales and operating profits were due primarily to higher average sales prices for containerboard, corrugated containers and market pulp. Lower sales volume and closures of operating facilities partially offset the price improvements. Other, net includes corporate expenses and other costs not allocated to segments. The increases (decreases) in net sales for each of the Company's segments are shown in the chart below.

(In millions)
                                               Container-
                                                 board &
Increase (decrease)                            Corrugated    Industrial    Inter-          Other
in net sales due to:                           Containers       Bags      national     Operations    Total
--------------------                           ----------    ----------   --------     ----------    -----
Three months ended March 31,
2000 compared to 1999
---------------------
Sales price and product mix............            $145           $ 2          $(6)       $           $141
Sales volume...........................             (34)           (2)          10                     (26)
Closed or sold facilities..............             (25)           (2)          (6)        (2)         (35)
                                                   ----           ---          ---        ---         ----
 Total increase (decrease).............            $ 86           $(2)         $(2)       $(2)        $ 80
                                                   ====           ===          ===        ===         ====

Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales of $860 million for the three months ended March 31, 2000 increased 11% compared to last year and profits increased by $142 million to $175 million. The increases in net sales and operating profits were due primarily to higher average sales prices for containerboard, corrugated containers and market pulp. Net sales were negatively impacted by the permanent closure of eight converting facilities since the Merger and lower third party sales of containerboard and kraft paper, market pulp and wood. Reclaimed fiber cost was higher in the first quarter of 2000 compared to last year. Cost of goods sold as a percent of net sales decreased to 71% for the three months ended March 31, 2000 compared to 85% for the same period last year due primarily to the higher average sales prices.

On average, linerboard prices in the first quarter of 2000 were higher than last year by 22% and the average price of corrugated containers was higher by 16%. The Company implemented price increases of $50 and $60 per ton for linerboard and medium, respectively, on February 1, 2000. Production of containerboard and kraft paper for the first quarter of 2000 increased 6% compared to last year in spite of economic downtime taken in order to reduce inventories. Shipments of corrugated containers increased 1% compared to last year. The average sales price of market pulp in the first quarter of 2000 increased 51% compared to last year and sales volume declined 16%.

Industrial Bags Segment
-----------------------
Net sales for the three months ended March 31, 2000 were $129 million, a decrease of 2% compared to last year and profit decreased by $2 million to $8 million. The decrease in net sales was due to lower sales volume and a plant closure. Profits declined due primarily to higher administrative cost and product mix. Cost of goods sold as a percent of net sales for the three months ended March 31, increased from 81% in 1999 to 83% in 2000 due primarily to product mix.

International Segment
---------------------
Net sales for the three months ended March 31, 2000 were $154 million, a decrease of 1%, compared to last year and profit was unchanged at $9 million. The decrease in net sales was due to lower average sales prices and the sale of a corrugated container operation located in Australia. Cost of goods sold as a percent of net sales for the three months ended March 31 increased from 84% in 1999 to 86% in 2000 due primarily to the lower average sales prices.

Costs and Expenses
------------------
The Company's overall cost of goods sold decreased compared to last year due to lower third party sales of containerboard and kraft, market pulp and other products. Cost of goods sold as a percent of net sales for the three months ended March 31 decreased from 91% in 1999 to 78% in 2000, due primarily to the higher average sales prices.

Selling and administrative expenses as a percent of net sales for the three months ended March 31 decreased from 10% in 1999 to 9% in 2000 due primarily to the higher average sales prices.

Interest expense for the three months ended March 31, 2000 was lower than last year by $13 million, due primarily to lower average debt levels outstanding. The Company's overall average interest rate in the 2000 period was comparable to last year.

Provision for income taxes of $32 million for the three months ended March 31, 2000 differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Statistical Data

(In thousands of tons, except as noted)               Three months ended
                                                            March 31,
                                                      ------------------
                                                        2000       1999
                                                       -----      -----
Mill production:
   Containerboard................................      1,301      1,187
   Kraft paper...................................         74        110
   Market pulp...................................        151        147
Corrugated shipments (billion sq. ft.)...........       15.4       15.3
Industrial bag shipments.........................         79         79

Restructuring

As explained in the Stone 1999 10-K, in connection with the Merger, SSCC restructured its operations. The restructuring included the permanent shutdown of certain of the Company's containerboard mill and pulp mill facilities on December 1, 1998 and five of the Company's converting facilities during the allocation period in 1999. The adjustment to fair value of property, plant and equipment associated with the permanent shutdown of the Company's facilities, liabilities for the termination of certain employees of the Company and the liabilities for long-term commitments, as well as resolution of litigation related to the Company's investment in FCPC (see Note 7 to the Notes to Consolidated Financial Statements), were included in the allocation of SSCC's cost to acquire the Company. As part of the Company's continuing evaluation of all areas of its business in connection with the Merger integration, the Company recorded a $6 million restructuring charge in the first quarter of 2000 related to the permanent shutdown of four converting facilities.

Since the Merger, through March 31, 2000, approximately $167 million (73%) of the cash expenditures were incurred, the majority of which related to the FCPC settlement. The remaining exit liabilities for the Company as of March 31, 2000 of approximately $62 million will be funded through operations as originally planned.

Liquidity and Capital Resources

For the three months ended March 31, 2000, borrowings of $74 million were used to fund property additions of $31 million, financing fees of $9 million related to the new Tranche F term loan discussed below and net cash used for operating activities of $28 million.

On February 23, 2000, SSCC, the Company and a newly-formed subsidiary of the Company ("Newco") entered into a Pre-Merger Agreement, as amended, with St. Laurent Paperboard Inc. pursuant to which Newco will acquire St. Laurent for approximately $1.4 billion, consisting of approximately $625 million in cash, the issuance of approximately 25 million shares of SSCC common stock and the assumption of approximately $386 million of St. Laurent's debt. The Company expects to borrow up to $1,050 million to finance the acquisition of St. Laurent. Consummation of the transaction is expected to occur in the second quarter of 2000.

On March 2, 2000, the Company entered into a commitment letter pursuant to which certain financial institutions agreed, subject to certain conditions, to provide the Company and Newco an aggregate of up to $1,150 million of new senior secured credit facilities consisting of (i) $1,050 million of term loan facilities maturing on December 31, 2006, and (ii) a $100 million revolving facility to Newco maturing on December 31, 2005. The Company intends to utilize the proceeds of the new term loan facilities to fund the cash component of the St. Laurent acquisition, refinance certain existing indebtedness of St. Laurent and pay fees and expenses related to the St Laurent acquisition. The proceeds of the new revolving facility will be used for general corporate purposes in the ordinary course of Newco's business.

On March 31, 2000, the Company amended and restated its existing credit agreement (the "Credit Agreement") pursuant to which a group of financial institutions agreed to provide an additional $575 million to the Company in the form of a new Tranche F term loan maturing on December 31, 2005 and to extend the maturity dates of the revolving credit facilities under the Credit Agreement to December 31, 2005. On April 28, 2000, the Company used the proceeds of the Tranche F term loan to redeem the 9.875% senior notes due February 1, 2001.

On April 18, 2000, the Company entered into an agreement to sell the market pulp mill at its closed Port Wentworth, GA mill site to a third party for approximately $63 million. Proceeds from the sale, which is expected to close in the second quarter, will be used for debt reduction. No gain is expected on the sale.

The Company's bank Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Credit Agreement also requires prepayments if the Company has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. The obligations under the Credit Agreement are secured by a security interest in substantially all of the assets of the Company and 65% of the stock of its Canadian subsidiary. The security interest excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container facilities. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The declaration of dividends by the Board of Directors of the Company is subject to, among other things, certain restrictive provisions contained in the Credit Agreement and certain note indentures. As of March 31, 2000, the Company had accumulated dividend arrearages of approximately $24 million related to a series of its preferred stock.

The Company expects that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, expenditures under the Cluster Rule (as discussed in the Stone 1999 10-K) and other capital expenditures. The Company expects to use any excess cash flows provided by operations to make further debt reductions. As of March 31, 2000, the Company had $347 million of unused borrowing capacity under the Credit Agreement.

Item  3.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Stone 1999 10-K.

Foreign Currency Risk
During the three months ended March 31, 2000 the exchange rates for the Canadian dollar and the German mark strengthened (weakened) against the U.S. dollar as follows:

Rate at March 31, 2000 vs. December 31, 1999
   Canadian dollar                                                     (.7)%
   German mark                                                        (5.3)%
Average Rate for the three months ended March 31, 2000 vs. 1999
   Canadian dollar                                                     3.8%
   German mark                                                       (13.5)%

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a German mark obligation. The Company recognized foreign currency transaction gains of $1 million for the three months ended March 31, 2000 compared to $4 million for the same period last year.

Interest Rate Risk
The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the three months ended March 31, 2000.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

As of March 31, 2000, the Company had accumulated dividend arrearages of approximately $24 million related to a series of its preferred stock. Declaration of dividends in respect of such stock is currently prohibited by the terms of the Credit Agreement and certain note indentures.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a) The following exhibits are included in this Form 10-Q.

   10.1 Amended and Restated Credit Agreement dated as of March 31, 2000, among the Company, the financial institutions signatory thereto and The Chase Manhattan Bank and Bankers Trust Company as agents.

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



                                               STONE CONTAINER CORPORATION
                                         -----------------------------------
                                               (Registrant)



Date:  May 10, 2000                         /s/ Paul K. Kaufmann
       ------------                       --------------------------------------
                                                Paul K. Kaufmann
                                               Vice President and
                                              Corporate Controller
                                           (Principal Accounting Officer)