Form 10-Q
period 2000-06-30
STONE CONTAINER CORP
filed 2000-08-14
CIK 94610

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

     For Quarter Ended June 30, 2000
     Commission File Number 1-3439



                         STONE CONTAINER CORPORATION
                ----------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                        36-2041256
     -------------------------------      ---------------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)


               150 North Michigan Avenue, Chicago, Illinois 60601
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (312) 346-6600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No _____
                                             ---
APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 2000, the registrant had outstanding 135,335,381 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements
          --------------------

                          STONE CONTAINER CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Three months ended                  Six months ended
                                                                              June 30,                             June 30,
                                                                      --------------------------------------------------------------
(In millions)                                                             2000           1999               2000           1999
====================================================================================================================================
Net sales..........................................................     $   1,247      $  1,043          $   2,390      $   2,106
Costs and expenses
 Cost of goods sold................................................           999           911              1,895          1,878
 Selling and administrative expenses...............................           107           100                211            206
 Restructuring charge..............................................            40                               46
                                                                      --------------------------------------------------------------
   Income from operations..........................................           101            32                238             22
Other income (expense)
 Interest expense, net.............................................           (89)          (85)              (170)          (179)
 Equity income of affiliates.......................................             2             2                  6              5
 Other, net........................................................            (4)           44                 (4)            51
                                                                      --------------------------------------------------------------
   Income (loss) before income taxes
     and extraordinary item........................................            10            (7)                70           (101)
Benefit from (provision for) income taxes..........................           (12)           (5)               (44)            24
                                                                      --------------------------------------------------------------
   Income (loss) before extraordinary item.........................            (2)          (12)                26            (77)
Extraordinary item

 Gain (loss) from early extinguishment of debt, net of income
   tax (provision) benefit of ($1) in 2000 and $1 in 1999..........             2            (1)                 2             (1)
                                                                      --------------------------------------------------------------
   Net income (loss)...............................................             -           (13)                28            (78)
Preferred stock dividends..........................................            (2)           (2)                (4)            (4)
                                                                      --------------------------------------------------------------
   Net income (loss) applicable to common shares...................     $      (2)     $    (15)          $     24      $     (82)
====================================================================================================================================

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,              December 31,
(In millions, except share data)                                                          2000                   1999
==========================================================================================================================
Assets                                                                                 (Unaudited)
Current assets
  Cash and cash equivalents.........................................................  $      45                 $      13
  Receivables, less allowances of $43 in 2000 and $41 in 1999.......................        411                       343
  Inventories
    Work-in-process and finished goods..............................................        162                       143
    Materials and supplies..........................................................        399                       357
                                                                                      ---------                 ---------
                                                                                            561                       500
  Deferred income taxes.............................................................         88                        88
  Prepaid expenses and other current assets.........................................         50                        48
                                                                                      ---------                 ---------
          Total current assets......................................................      1,155                       992
Net property, plant and equipment...................................................      4,343                     3,089
Timberland, less timber depletion...................................................         39                        21
Goodwill, less accumulated amortization of $119 in 2000 and $79 in 1999.............      3,204                     3,123
Investment in equity of non-consolidated affiliates.................................        135                       136
Other assets........................................................................        217                       204
                                                                                      ---------                 ---------
                                                                                      $   9,093                 $   7,565
=========================================================================================================================
Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt..............................................  $      46                 $     162
  Accounts payable..................................................................        392                       365
  Accrued compensation and payroll taxes............................................        149                       150
  Interest payable..................................................................         78                        82
  Other current liabilities.........................................................        157                       232
                                                                                      ---------                 ---------
          Total current liabilities.................................................        822                       991
Long-term debt, less current maturities.............................................      3,983                     2,995
Other long-term liabilities.........................................................        685                       637
Deferred income taxes...............................................................        673                       436

Stockholders' equity
  Series E preferred stock, par value $.01 per share; 10,000,000 shares
    authorized; 4,599,300 issued and outstanding in 2000 and 1999...................         78                        78
  Common stock, par value $.01 per share; 200,000,000 shares authorized,
    135,335,381 shares issued and outstanding in 2000 and 200,000,000 shares
    authorized, 110,000,000 shares issued and outstanding in 1999...................      2,545                     2,545
  Additional paid in capital........................................................        393
  Retained earnings (deficit).......................................................        (85)                     (113)
  Accumulated other comprehensive income (loss).....................................         (1)                       (4)
                                                                                      ---------                 ---------
          Total stockholders' equity................................................      2,930                     2,506
                                                                                      ---------                 ---------
                                                                                      $   9,093                 $   7,565
=========================================================================================================================

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Six months ended June 30, (In millions)                                    2000              1999
-------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income (loss)................................................   $     28         $    (78)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Extraordinary (gain) loss from early
       extinguishment of debt...........................................     (3)               2
      Depreciation and amortization....................................     141              152
      Amortization of deferred debt issuance costs.....................       2                2
      Deferred income taxes............................................      38              (38)
      Non-cash employee benefits.......................................       9                3
      Non-cash restructuring charge....................................      32
      Foreign currency transaction gains...............................      (1)              (6)
      Equity income of affiliates......................................      (6)              (5)
      Gain on sale of assets...........................................                      (39)
      Change in current assets and liabilities, net of
       effects from acquisitions and dispositions
         Receivables..................................................       63              (97)
         Inventories..................................................       28               61
         Prepaid expenses and other current assets....................       16               (2)
         Accounts payable and other current liabilities...............      (16)             111
         Interest payable.............................................       (4)             (12)
         Income taxes.................................................        1               (3)
      Other, net......................................................     (136)              (9)
                                                                       --------------------------
  Net cash provided by operating activities.........................        192               42
                                                                       --------------------------
Cash flows from investing activities
 Property additions.................................................        (66)             (36)
 Proceeds from sales of assets and investments......................         61              544
 Payment on acquisition, net of cash received.......................       (631)
                                                                       --------------------------
 Net cash provided by (used for) investing activities...............       (636)             508
                                                                       --------------------------
Cash flows from financing activities

 Borrowings under bank credit facilities............................      1,525
 Payments of debt...................................................     (1,031)            (574)
 Deferred debt issuance costs.......................................        (17)
                                                                       --------------------------
 Net cash provided by (used for) financing activities...............        477             (574)
                                                                       --------------------------
 Effect of exchange rate changes on cash............................         (1)               3
                                                                       --------------------------
Increase (decrease) in cash and cash equivalents....................         32              (21)
Cash and cash equivalents
 Beginning of period................................................         13              137
                                                                       --------------------------
 End of period......................................................   $     45         $    116
-------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION
                  Notes to Consolidated Financial Statements
                         (Tabular amounts in millions)


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

3.   St. Laurent Acquisition

On May 31, 2000, the Company completed its acquisition ("St. Laurent Acquisition") of St. Laurent Paperboard Inc. ("St. Laurent") pursuant to an amended and restated pre-merger agreement dated as of April 13, 2000 among SSCC, the Company and St. Laurent.

Pursuant to the agreement, each outstanding common share and restricted share unit of St. Laurent was exchanged for $12.50 in cash and 0.5 shares of SSCC common stock. The total consideration paid by the Company in connection with the St. Laurent Acquisition was approximately $1.4 billion, consisting of approximately $631 million in cash, approximately 25.3 million shares of SSCC common stock and the assumption of $376 million of St. Laurent's debt. The cash portion of the purchase price was financed through borrowings under certain of the Company's credit facilities, including a new credit facility entered into by the Company.

The St. Laurent Acquisition was accounted for as a purchase business combination and, accordingly, the results of operations of St. Laurent have been included in the consolidated statements of operation of the Company after May 31, 2000. The cost to acquire St. Laurent has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of approximately $180 million, which is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma combined information presents the results of operations of the Company as if the St. Laurent Acquisition had taken place on January 1, 2000 and 1999, respectively:

                                                       Six months ended
Pro Forma Information                                     June 30,
                                                      -----------------
                                                      2000         1999
                                                      ----         ----

Net sales...................................        $2,875       $2,532
Income (loss) before extraordinary item.....            17          (96)
Net income (loss)...........................            19          (97)

The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the St. Laurent Acquisition occurred as of January 1, 2000 and 1999, respectively.

4.   SSCC Merger and Restructuring

The Merger with a wholly-owned subsidiary of SSCC was accounted for as a purchase business combination and, accordingly, the cost to acquire the Company was allocated to the assets acquired and liabilities assumed according to their fair values. The allocation resulted in acquired goodwill of $3,202 million, which is being amortized on a straight-line basis over 40 years.

In May 2000, the Company sold the market pulp mill at its closed Port Wentworth facility to a third party for approximately $63 million. Net cash proceeds of $58 million from the sale were used for debt reduction. No gain was recognized on the sale.

As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded a pretax restructuring charge of $40 million during the second quarter of 2000 related to the permanent shutdown of a containerboard mill and a corrugated container facility. Included in the restructuring charge is the adjustment to fair value of property and equipment and spare parts ($31 million) of closed facilities, liabilities for the termination of certain employees ($5 million), and liabilities for long-term commitments ($4 million). The assets at these facilities were adjusted to their estimated fair value less cost to sell. The terminated employees included approximately 105 employees at the mill facility and 150 employees at the container facility. The long-term commitments consist of environmental clean-up and one-time closure costs. Restructuring charges were $46 million for the six months ended June 30, 2000.

5.   Long-Term Debt

On March 31, 2000, the Company amended and restated its existing credit agreement (the "Credit Agreement") pursuant to which a group of financial institutions provided an additional $575 million to the Company in the form of a Tranche F term loan maturing on December 31, 2005 and extended the maturity dates of the revolving credit facilities under its Credit Agreement to December 31, 2005. On April 28, 2000, the Company used the proceeds of the Tranche F term loan to redeem the 9.875% senior notes due February 1, 2001.

On May 31, 2000, the Company and certain of its wholly-owned subsidiaries closed on new credit facilities (the "Stone Additional Credit Agreement") with a group of financial institutions consisting of (i) $950 million in the form of Tranche G and Tranche H term loans maturing on December 31, 2006, and (ii) a $100 million revolving credit facility maturing on December 31, 2005. The proceeds of the Stone Additional Credit Agreement were used to fund the cash component of the St. Laurent Acquisition, refinance certain existing indebtedness of St. Laurent, and pay fees and expenses related to the St. Laurent Acquisition. The new revolving credit will be used for general corporate purposes. The Stone Additional Credit Agreement is secured by a security interest in substantially all of the assets acquired in the St. Laurent Acquisition.

6.   Other, Net

During 1999, the Company sold its interest in Abitibi-Consolidated, Inc., a Canadian-based manufacturer and marketer of publication paper, resulting in a gain of $39 million, which was recorded during the second quarter of 1999.

7.   Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's only significant non-consolidated affiliate at June 30, 2000 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is owned by an affiliate of Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $112 million and $98 million for the three months ended June 30, 2000 and 1999, respectively, and $222 million and $182 million for the six months ended June 30, 2000 and 1999, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                                     Three months ended         Six months ended
                                                                          June 30,                  June 30,
                                                                    -------------------         ----------------
                                                                    2000           1999         2000        1999
                                                                    ----           ----         ----        ----
Results of operations (a)
   Net sales...................................................   $  159         $  144       $  316      $  314
   Cost of sales...............................................      139            113          276         252
   Income before income taxes, minority interest
        and extraordinary charges..............................       10             11           18          16
   Net income..................................................       10             10           17          15

(a) Includes results of operations for each of the Company's affiliates for the period it was accounted for under the equity method.

8.   Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                                    Three months ended          Six months ended
                                                                          June 30,                  June 30,
                                                                    -------------------         ----------------
                                                                    2000           1999         2000        1999
                                                                    ----           ----         ----        ----
Net income (loss)..............................................   $              $  (13)      $   28      $  (78)
Other comprehensive income (loss), net of tax:
   Foreign currency translation................................        12             2            3          (9)
                                                                  -------        ------       ------      ------
Comprehensive income (loss)....................................   $    12        $  (11)      $   31      $  (87)
                                                                  =======        ======       ======      ======

9.   Business Segment Information

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

Other includes corporate related items which include income and expense not allocated to reportable segments, goodwill amortization, net interest expense, the adjustment to record inventory at LIFO and the elimination of intercompany profit. In addition, the converting facilities acquired from St. Laurent are currently categorized as Other.

The information for 1999 has been restated from the prior year's presentation in order to conform to the 2000 presentation.

A summary by business segment follows:

                                              Container-
                                               board &
                                              Corrugated        Industrial         Inter-
                                              Containers           Bags           national          Other          Total
                                            --------------     ------------     ------------      ---------      ---------
Three months ended June 30,
---------------------------
   2000
   ----
   Revenues from external
     customers.............................   $   920            $   124          $  156           $    47        $ 1,247
   Intersegment revenues...................        21                                                                  21
   Segment profit (loss)...................       147                  7               6              (150)            10

   1999
   ----
   Revenues from external
      Customers............................   $   778            $   126          $  139           $              $ 1,043
   Intersegment revenues...................        39                                                                  39
   Segment profit (loss)...................        48                  9               6               (70)            (7)

Six months ended June 30,
-------------------------
   2000
   ----
   Revenues from external
      Customers............................   $ 1,780            $   253          $  310           $    47        $ 2,390
   Intersegment revenues...................        66                                                                  66
   Segment profit (loss)...................       322                 15              15              (282)            70

   1999
   ----
   Revenues from external
      Customers............................   $ 1,552            $   257          $  295           $     2        $ 2,106
   Intersegment revenues...................        77                                                                  77
   Segment profit (loss)...................        81                 19              15              (216)          (101)

10.      Contingencies

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

In April 1999, the Environmental Protection Agency ("EPA") and the Virginia Department of Environmental Quality ("VDEQ") each issued a notice of violation under the Clean Air Act to St. Laurent's mill located in

West Point, Virginia, which was acquired from Chesapeake Corporation ("Chesapeake") in May, 1997. In general, the notices of violations allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. In the purchase agreement between St. Laurent and Chesapeake, Chesapeake agreed to indemnify St. Laurent for remediation work resulting from violations of applicable laws, including the Clean Air Act, that existed at the mill before and on the date of the purchase agreement, as to which Chesapeake had "knowledge" (as defined in the purchase agreement), up to a maximum of $50 million. While such costs cannot be estimated with certainty at this time, based on presently available information, St. Laurent believes that the cost of remediation work, which represents capital expenditures comprising engineering, procurement and construction work of mill modifications (including the installation of air emission controls, etc.) associated with the notices of violations may approximate $25 million. In addition, civil or criminal penalties may be pursued by the EPA and VDEQ; however, based upon discussions with the EPA and VDEQ to date, St. Laurent believes that the total cost of remediation work associated with the notices of violations and fines and penalties that may be imposed by the EPA and VDEQ will not exceed the maximum amount of Chesapeake's indemnification obligation. St. Laurent and Chesapeake have appointed a third party arbitrator to decide the scope and timing of future remediation work that is the subject of the indemnification in the purchase agreement. The arbitrator has ruled that any fines and penalties that may result from any breach of Chesapeake's representations and warranties arising out of the notices of violations, either by adjudication or settlement, are part of the costs and expenses that are subject to reimbursement by Chesapeake to St. Laurent under the purchase agreement. By agreement of the parties, the 30-month period for reimbursement by Chesapeake of costs and expenses incurred by St. Laurent under the provisions of the purchase agreement has been extended indefinitely. St. Laurent is cooperating with Chesapeake to analyze, respond to and defend against the matters alleged in the notices of violation and to develop and implement a remediation plan as required by the notices of violation.

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

11.  Subsequent Event

In the fourth quarter of 2000, SSCC and the Company intend to complete a transaction in which SSCC will exchange approximately 4.6 million shares of a newly authorized class of its preferred stock ("Series A Preferred Stock"), plus cash, for the outstanding shares of the Company's Series E Preferred Stock (the "Series E Preferred Stock"). SSCC proposes to effect such exchange through a merger transaction in which each outstanding share of Series E Preferred Stock will be exchanged for one share of SSCC's new issued Series A Preferred Stock (less certain merger-related legal expenses).

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

(In millions)                                                      Three months ended        Six months ended
                                                                         June 30,                June 30,
                                                                 ----------------------    --------------------
                                                                  2000            1999      2000          1999
                                                                 ------          ------    ------        ------
Net sales
 Containerboard and corrugated containers......................   $  920         $  778    $1,780        $1,552
 Industrial bags...............................................      124            126       253           257
 International.................................................      156            139       310           295
 Other operations..............................................       47                       47             2
                                                                  ------         ------    ------        ------
 Total.........................................................   $1,247         $1,043    $2,390        $2,106
                                                                  ======         ======    ======        ======

Profit (loss)
 Containerboard and corrugated containers......................   $  147         $   48    $  322        $   81
 Industrial bags...............................................        7              9        15            19
 International.................................................        6              6        15            15
 Other operations..............................................        2                        2            (1)
                                                                  ------                   ------        ------
 Total operations..............................................   $  162         $   63    $  354        $  114
 Restructuring charge..........................................      (40)                     (46)
 Interest expense, net.........................................      (89)           (85)     (170)         (179)
 Other, net....................................................      (23)            15       (68)          (36)
                                                                  ------         ------    ------        ------
 Income (loss) before income taxes.............................   $   10         $   (7)   $   70        $ (101)
                                                                  ======         ======    ======        ======

Improvements in containerboard and other markets in 2000 resulted in strong increases in net sales and profits for the Company. Net sales for the Company for the three and six month periods ended June 30, 2000, increased 20% and 13%, respectively, compared to the same periods last year. The increase in net sales was due primarily to higher average sales prices for containerboard, corrugated containers and market pulp and the acquisition of St. Laurent. Net sales and income before income taxes for St. Laurent of $96 million and $6 million, respectively, are included in the Company's results of operations after May 31, 2000, the date of the acquisition. Operating profits for the Company for the three and six month periods ended June 30, 2000 increased 157% and 211%, respectively, compared to last year due primarily to the sales price increases. Operating profits in the second quarter of 2000 were reduced by the economic downtime taken at the Company's containerboard mills in order to reduce inventories. Other, net for 1999 included a $39 million gain on asset sales. The increases (decreases) in net sales for each of the Company's segments are shown in the chart below.

(In millions)

                                           Container-
                                             board &
Increase (decrease)                        Corrugated       Industrial     Inter-         Other
in net sales due to:                       Containers          Bags       national      Operations          Total
--------------------                       ----------          ----       --------      ----------          -----
Three months ended June 30,
2000 compared to 1999
---------------------
Sales price and product mix............      $   157          $     2       $    17       $                 $   176
Sales volume...........................          (32)              (4)            1                             (35)
St. Laurent acquisition................           49                                            47               96
Closed or sold facilities..............          (32)                            (1)                            (33)
                                             -------          -------       -------        -------          -------
    Total increase (decrease)..........      $   142          $    (2)      $    17        $    47          $   204
                                             =======          =======       =======        =======          =======

Six months ended June 30,
2000 compared to 1999
---------------------
Sales price and product mix............      $   297          $     4       $    11        $                $   312
Sales volume...........................          (63)              (6)           11                             (58)
St. Laurent acquisition................           49                                            47               96
Closed or sold facilities..............          (55)              (2)           (7)            (2)             (66)
                                             -------          -------       -------        -------          -------
    Total increase (decrease)..........      $   228          $    (4)      $    15        $    45          $   284
                                             =======          =======       =======        =======          =======

Containerboard and Corrugated Containers Segment
------------------------------------------------

Market conditions in the containerboard industry continued to improve in the first half of 2000, and the Company implemented price increases of $50 per ton and $60 per ton on February 1, 2000 for linerboard and medium, respectively. On average, linerboard prices for the second quarter of 2000 were higher than last year by 22% and the average price of corrugated containers was higher by 19%. Strong demand for market pulp continued to drive prices higher in the first half of 2000. Pulp prices were increased $30 per metric ton on January 1, 2000 and $40 per metric ton on April 1, 2000. Pulp prices were increased again on July 1, 2000 by $30 per metric ton. The average price of market pulp for the second quarter of 2000 increased 35% compared to last year.

Production of containerboard and kraft paper for the second quarter of 2000, exclusive of St. Laurent's containerboard production of 110,000 tons, declined 10% compared to last year due to higher levels of maintenance downtime, as well as economic downtime taken in order to reduce inventories. Shipments of corrugated containers decreased 4% compared to last year due to plant closures and customer rationalization. The Company had lower third party sales of containerboard and kraft, market pulp and other products in the three and six month periods ended June 30, 2000. Sales volume for market pulp for the second quarter declined 5% compared to last year.

Net sales of $920 million for the three months ended June 30, 2000 increased 18% compared to last year and profits increased by $99 million to $147 million. The increase in net sales was due to higher average prices for containerboard, corrugated containers and market pulp and the St. Laurent acquisition. Profits increased primarily as a result of the higher average sales prices, but the impact of the additional mill downtime and higher reclaimed fiber cost partially offset the improvement. Net sales and profit for the St. Laurent operations included in this segment were $49 million and $15 million, respectively. Cost of goods sold as a percent of net sales decreased to 76% for the three months ended June 30, 2000 compared to 84% for the same period last year due primarily to the higher average sales prices.

For the six months ended June 30, 2000, net sales of $1,780 increased 15% compared to last year and profits increased by $241 million to $322 million. On average, linerboard prices were higher than last year by 22% and the average price of corrugated containers was higher by 18%. Production of containerboard and kraft paper for the six months ended June 30, 2000, exclusive of St. Laurent's containerboard production of 110,000 tons, decreased 2% due primarily to the downtime. Shipments of corrugated containers declined 2% compared to last year. The average sales price of market pulp increased 37% compared to last year while sales volume declined 11%. Sales volume for kraft paper for the first half of 2000 declined 59% compared to last year. Profits increased due primarily to the higher average sales prices, although the additional mill downtime and the higher reclaimed fiber cost partially offset the sales price improvements. Cost of goods sold as a percent of net sales decreased to 74% for the six months ended June 30, 2000 compared to 85% for the same period last year due primarily to the higher average sales prices.

Industrial Bag Segment
----------------------

Net sales for the three months ended June 30, 2000 were $124 million, a decrease of 2%, compared to last year and profit decreased $2 million to $7 million. Sales prices improved compared to last year, but sales volume was lower, due in part to a labor strike at one of the operating facilities. Cost of goods sold as a percent of net sales increased to 83% for the three months ended June 30, 2000 compared to 80% for the same period last year, due primarily to the labor strike and lower sales volume.

Net sales for the six months ended June 30, 2000 were $254 million, a decrease of 2%, compared to last year and profit decreased $4 million to $15 million. The decrease in net sales was due to the labor strike and lower sales volume. Cost of goods sold as a percent of net sales increased to 83% for the six months ended June 30, 2000 compared to 81% for the same period last year, due primarily to the labor strike and lower sales volume.

International Segment
---------------------

Net sales for the three months ended June 30, 2000 were $156 million, an increase of 12%, compared to last year and profit remained unchanged at $6 million. The increase in net sales was primarily due to higher average sales prices, particularly in Europe for containerboard, boxboard and corrugated containers. Profits in the container operations declined compared to last year however, due to the inability to pass cost increases on to customers. Cost of goods sold as a percent of net sales increased to 89% for the three months ended June 30, 2000 compared to 86% for the same period last year due to higher costs for containerboard and reclaimed fiber.

Net sales for the six months ended June 30, 2000 were $310 million, an increase of 5%, compared to last year and profit remained unchanged at $15 million. The increase in net sales was due to higher sales prices and higher sales volume. Sales were negatively impacted by the sale of a corrugated container operation in 1999 located in Australia. Cost of goods sold as a percent of net sales increased to 87% for the six months ended June 30, 2000 compared to 85% for the same period last year due to higher costs for containerboard and reclaimed fiber.

Other Operations
----------------

Other operations include St. Laurent's converting facilities after May 31, 2000, the date of the acquisition. Net sales and profit were $47 million and $2 million, respectively.

Costs and Expenses
------------------

Costs and expenses for the three and six month periods ended June 30, 2000 include expenses for St. Laurent after May 31, 2000. Exclusive of St. Laurent, the Company's cost of goods sold decreased compared to last year due to lower third party sales of containerboard and kraft, market pulp and other products. The decreases in the Company's overall cost of goods sold as a percent of net sales for the three months ended June 30 from 87% in 1999 to 80% in 2000, and for the six months ended June 30 from 89% in 1999 to 79% in 2000, were due primarily to higher average sales prices.

Selling and administrative expenses as a percent of net sales for each of the three and six month periods ended June 30, decreased from 10% in 1999 to 9% in 2000 due primarily to higher average sales prices.

Other income and expense, net for the three and six month periods ended June 30, 1999 include a $39 million gain on the sale of the Company's equity interest in Abitibi-Consolidated Inc. In addition, foreign exchange gains were more favorable in 1999 as compared to 2000.

Interest expense, net for the three months ended June 30, 2000 was higher than last year by $4 million, due higher average interest rates and to new borrowings used to fund the St. Laurent acquisition. Interest expense for the six months ended June 30, 2000 was lower than last year by $9 million due to lower average debt levels outstanding. The Company's overall average effective interest rates in the 2000 periods were higher than last year for the three and six month periods ended June 30, 2000 by 0.5% and 0.4%, respectively.

Provision for income taxes for the three months and six months ended June 30, 2000 differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

STATISTICAL DATA

(In thousands of tons, except as noted)                          Three months ended                 Six months ended
                                                                      June 30,                          June 30,
                                                               ----------------------            ----------------------
                                                                2000             1999             2000             1999
                                                               -----            -----            -----            -----
Mill production:
 Containerboard....................................            1,181            1,150            2,482            2,337
 Kraft paper.......................................               71              115              145              225
 Market pulp.......................................              156              145              307              292
 Solid bleached sulfate............................               11                                11
Corrugated shipments (billion sq. ft.).............             15.2             15.8             30.6             31.1
Industrial bag shipments...........................               75               78              154              157

Restructuring

As explained in the Stone 1999 10-K, SSCC restructured its operations in connection with the Merger. The restructuring included the permanent shutdown of certain of the Company's containerboard mill and pulp mill facilities on December 1, 1998 and five of the Company's converting facilities during the allocation period in 1999. The adjustment to fair value of property, plant and equipment associated with the permanent shutdown of the Company's facilities, liabilities for the termination of certain employees of the Company and the liabilities for long-term commitments, as well as resolution of litigation related to the Company's investment in Florida Coast Paper Company, L.L.C. ("FCPC"), were included in the allocation of SSCC's cost to acquire the Company. As part of the Company's continuing evaluation of all areas of its business in connection with the Merger integration, the Company recorded a pretax restructuring charge of $46 million in 2000 related to the permanent shutdown of one containerboard mill facility and five converting facilities. The containerboard mill shutdown in 2000 had an annual capacity of 130,000 tons of corrugating medium.

Since the Merger, through June 30, 2000, approximately $176 million (78%) of the cash expenditures were incurred, the majority of which related to the FCPC settlement. The remaining exit liabilities for the Company as of June 30, 2000 of approximately $49 million will be funded through operations as originally planned.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2000 of $192 million, borrowings under bank credit facilities of $1,525 million and proceeds from the sale of assets of $61 million were used to fund the $631 million cash component of the St. Laurent acquisition, $1,031 million of net debt repayments, $17 million of financing fees and property additions of $66 million. Debt repayments for the first half of 2000 include the $559 million redemption of the Company's outstanding 9.875% senior notes due February 1, 2001, repayment of approximately $376 million of existing indebtedness of St. Laurent, prepayments on the Company's bank term loans and scheduled debt repayments.

On May 31, 2000, the Company , through its subsidiary acquired St. Laurent. Under the terms of the merger agreement, each common share and restricted share unit of St. Laurent was exchanged for 0.5 shares of SSCC common stock and $12.50 in cash. Approximately 25.3 million shares of Company common stock were issued. The total purchase price, including cash paid of $631 million and debt assumed of $376 million, was approximately $1.4 billion.

On May 31, 2000, the Company and certain of its wholly-owned subsidiaries closed on the Stone Additional Credit Agreement with a group of financial institutions consisting of (i) $950 million in the form of Tranche G and Tranche H term loans maturing on December 31, 2006, and (ii) a $100 million revolving credit facility maturing on December 31, 2005. The proceeds of the Stone Additional Credit Agreement were used to fund the cash component of the St. Laurent acquisition, refinance certain existing indebtedness of St. Laurent and pay fees and expenses related to the acquisition. The new revolving credit facility will be used for general corporate purposes. The Stone Additional Credit Agreement is secured by a security interest in substantially all of the assets acquired in the St. Laurent Acquisition.

In May 2000, the Company sold the market pulp mill at its Port Wentworth, Georgia mill site to a third party. Net proceeds of approximately $58 million were used for debt reduction.

On March 31, 2000, the Company amended and restated its existing Credit Agreement pursuant to which a group of financial institutions provided an additional $575 million to the Company in the form of a Tranche F term loan maturing on December 31, 2005 and extended the maturity date of the revolving credit agreement to December 31, 2005. On April 28, 2000, the Company used the proceeds of the Tranche F term loan to redeem the 9.875% senior notes due February 1, 2001.

The Company's Credit Agreements contain various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness
(iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The Credit Agreements also require prepayments if the Company has excess cash flows, as defined, or receives proceeds from certain asset sales, issuance of equity securities or incurrence of certain indebtedness. The obligations under the Credit Agreements are secured by a security interest in substantially all of the assets of the Company and 65% of the stock of its Canadian subsidiary. The security interest excludes cash, cash equivalents , certain trade receivables, four paper mills and the land and buildings of the corrugated container facilities. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreement and certain note indentures. At June 30, 2000, the Company had accumulated dividend arrearages of $26 million related to its preferred stock. SSCC intends to exchange approximately 4.6 million shares of a newly authorized class of its preferred stock, plus cash, for the outstanding shares of Series E Preferred Stock of the Company (the "Series E Preferred Stock"). SSCC expects to effect the exchange through a merger transaction in which each outstanding share of Series E Preferred Stock will be exchanged for one share of the SSCC's newly issued Series A Preferred Stock plus an amount in cash equal to the accrued and unpaid dividends per share of Series E Preferred

Stock (less certain merger-related legal expenses). SSCC has filed a registration statement on Form S-4 with the Securities and Exchange Commission that details the terms and conditions of the proposed transaction. SSCC anticipates that this transaction will occur in the fourth quarter of 2000.

The Company expects that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, expenditures under the Cluster Rule (as defined in the Stone 1999 10-K) and other capital expenditures. The Company expects to use any excess cash flows provided by operations to make further debt reductions. As of June 30, 2000, the Company had $605 million of unused borrowing capacity under the Credit Agreement and the Stone Additional Credit Agreement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Stone 1999 10-K.

Foreign Currency Risk

During the six months ended June 30, 2000, the exchange rates for the Canadian dollar and the German mark strengthened/(weakened) against the U.S. dollar as follows:

Rate at June 30, 2000 vs. December 31, 1999
   Canadian dollar                                                                   (2.5)%
   German mark                                                                       (5.5)%
Average rate for the six months ended June 30, 2000 vs. 1999
   Canadian dollar                                                                    1.7%
   German mark                                                                     (13 .2)%

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a German mark obligation. The Company recognized foreign currency transaction gains of $2 million for the six months ended June 30, 2000 compared to a gain of $6 million for the same period last year.

Interest Rate Risk

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the six months ended June 30, 2000.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------

In April 1999, the EPA and the VDEQ each issued a notice of violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which was acquired from Chesapeake in May, 1997. In general, the notices of violations allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. In the purchase agreement between St. Laurent and Chesapeake, Chesapeake agreed to indemnify St. Laurent for remediation work resulting from violations of applicable laws, including the Clean Air Act, that existed at the mill before and on the date of the purchase agreement, as to which Chesapeake had "knowledge" (as defined in the purchase agreement), up to a maximum of $50 million. While such costs cannot be estimated with certainty at this time, based on presently available information, St. Laurent believes that the cost of remediation work, which represents capital expenditures comprising engineering, procurement and construction work of mill modifications (including the installation of air emission controls, etc.) associated with the notices of violations may approximate $25 million. In addition, civil or criminal penalties may be pursued by the EPA and VDEQ; however, based upon discussions with the EPA and VDEQ to date, St. Laurent believes that the total cost of remediation work associated with the notices of violations and fines and penalties that may be imposed by the EPA and VDEQ will not exceed the maximum amount of Chesapeake's indemnification obligation. St. Laurent and Chesapeake have appointed a third party arbitrator to decide the scope and timing of future remediation work that is the subject of the indemnification in the purchase agreement. The arbitrator has ruled that any fines and penalties that may result from any breach of Chesapeake's representations and warranties arising out of the notices of violations, either by adjudication or settlement, are part of the costs and expenses that are subject to reimbursement by Chesapeake to St. Laurent under the purchase agreement. By agreement of the parties, the 30-month period for reimbursement by Chesapeake of costs and expenses incurred by St. Laurent under the provisions of the purchase agreement has been extended indefinitely. St. Laurent is cooperating with Chesapeake to analyze, respond to and defend against the matters alleged in the notices of violation and to develop and implement a remediation plan as required by the notices of violation.

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

As of June 30, 2000, the Company had accumulated dividend arrearages of approximately $26 million related to a series of its preferred stock (see additional discussion of preferred stock in Item 5, Other Information). Declaration of dividends in respect of such stock is currently prohibited by the terms of the Credit Agreement and certain note indentures.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Registrant's Annual Meeting of Stockholders was held on May 15, 2000. At the meeting, stockholders voted on (i) the election of three ordinary directors,
(ii) the election of two preferred directors and (iii) a shareholder proposal to eliminate incentive-bases compensation plans for senior management. Voting on each matter was as follows:

                                         Votes                  Votes          Withheld/
1. Election of Ordinary Directors         For                  Against        Abstentions
                                         -----                 -------        -----------
       Ray M. Curran                   114,191,635                0             109,926
       Leslie T. Lederer               114,189,223                0             112,338
       Patrick J. Moore                114,189,464                0             112,097

2. Election of Preferred Directors
       David Gale                        4,211,127                0              90,434
       Mark A. Weissman                  4,211,927                0              89,634

3. Shareholder Proposal                    452,030      111,025,264              58,604

Item 5.  Other Information
         -----------------

SSCC intends to complete a transaction in which it will exchange approximately
4.6 million shares of a newly authorized class of its preferred stock, plus cash, for the outstanding shares of the Company's Series E Preferred Stock. SSCC expects to effect such exchange through a merger transaction in which each outstanding share of Stone Series E Preferred Stock will be exchanged for one share of SSCC's newly issued Series A Preferred Stock plus an amount in cash equal to the accrued and unpaid dividends per share of Series E Preferred Stock (less certain merger-related legal expenses). SSCC has filed a registration statement on Form S-4 with the Securities and Exchange Commission that details the terms and conditions of the proposed transaction. SSCC anticipates that this transaction will occur in the fourth quarter of 2000.

Item 6.  Exhibits and Reports on Form 8-k
         --------------------------------

a)   The following exhibits are included in this Form 10-Q.

     10.1 Credit Agreement, dated as of May 31, 2000, among the Company, St. Laurent and the lenders named therein, Chase Manhattan Bank, as Agent, Bankers Trust Company, an Administrative Agent and Deutsche Bank Canada, as Canadian Administrative Agent.

     10.2 Employment agreement for Joseph J. Gurandiano (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

     10.3 Severance benefits agreement for Joseph J. Gurandiano (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

     27.1  Financial Data Schedule

b)   Reports on Form 8-K

Form 8-K dated May 26, 2000 was filed with the Securities and Exchange Commission in connection with the completion of the St. Laurent Acquisition.

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              STONE CONTAINER CORPORATION
                                         ---------------------------------------
                                                  (Registrant)



Date:  August 14, 2000                      /s/   Paul K. Kaufmann
       ---------------                    --------------------------------------
                                                  Paul K. Kaufmann
                                                 Vice President and
                                                Corporate Controller
                                            (Principal Accounting Officer)