Form 10-Q/A
period 2000-06-30
STONE CONTAINER CORP
filed 2000-09-18
CIK 94610

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A
                               Admendment No. 1

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

     The undersigned registrant hereby amends and restates Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation of the previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. As explained in Note 2 to the Notes to Consolidated Financial Statements, the restatement made to adjust the understatement of net sales and cost of sales with no impact to net income.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements
          --------------------

                          STONE CONTAINER CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Three months ended                  Six months ended
                                                                              June 30,                             June 30,
                                                                      --------------------------------------------------------------
(In millions)                                                             2000           1999               2000           1999
====================================================================================================================================
Net sales..........................................................     $   1,312      $  1,043          $   2,537      $   2,106
Costs and expenses
 Cost of goods sold................................................         1,064           911              2,042          1,878
 Selling and administrative expenses...............................           107           100                211            206
 Restructuring charge..............................................            40                               46
                                                                      --------------------------------------------------------------
   Income from operations..........................................           101            32                238             22
Other income (expense)
 Interest expense, net.............................................           (89)          (85)              (170)          (179)
 Equity income of affiliates.......................................             2             2                  6              5
 Other, net........................................................            (4)           44                 (4)            51
                                                                      --------------------------------------------------------------
   Income (loss) before income taxes
     and extraordinary item........................................            10            (7)                70           (101)
Benefit from (provision for) income taxes..........................           (12)           (5)               (44)            24
                                                                      --------------------------------------------------------------
   Income (loss) before extraordinary item.........................            (2)          (12)                26            (77)
Extraordinary item

 Gain (loss) from early extinguishment of debt, net of income
   tax (provision) benefit of ($1) in 2000 and $1 in 1999..........             2            (1)                 2             (1)
                                                                      --------------------------------------------------------------
   Net income (loss)...............................................             -           (13)                28            (78)
Preferred stock dividends..........................................            (2)           (2)                (4)            (4)
                                                                      --------------------------------------------------------------
   Net income (loss) applicable to common shares...................     $      (2)     $    (15)          $     24      $     (82)
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

2.   Intercompany Sales Elimination

Net sales and cost of goods sold for the six months ended June 30, 2000 have been increased by $147 million as a result of the correction of intercompany sales elimination for the first and second quarters of 2000. There was no effect on income from operations as a result of the correction.

3.   Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

4.   St. Laurent Acquisition

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

The following unaudited pro forma combined information presents the results of operations of the Company as if the St. Laurent Acquisition had taken place on January 1, 2000 and 1999, respectively:

                                                       Six months ended
Pro Forma Information                                     June 30,
                                                      -----------------
                                                      2000         1999
                                                      ----         ----

Net sales...................................        $2,992       $2,496
Income (loss) before extraordinary item.....            17          (96)
Net income (loss)...........................            19          (97)

The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the St. Laurent Acquisition occurred as of January 1, 2000 and 1999, respectively.

5.   SSCC Merger and Restructuring

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

6.   Long-Term Debt

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

7.   Other, Net

During 1999, the Company sold its interest in Abitibi-Consolidated, Inc., a Canadian-based manufacturer and marketer of publication paper, resulting in a gain of $39 million, which was recorded during the second quarter of 1999.

8.   Non-Consolidated Affiliates

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

9.   Comprehensive Income (Loss)

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

10.  Business Segment Information

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

A summary by business segment follows:

                                              Container-
                                               board &
                                              Corrugated        Industrial         Inter-
                                              Containers           Bags           national          Other          Total
                                            --------------     ------------     ------------      ---------      ---------
Three months ended June 30,
---------------------------
   2000
   ----
   Revenues from external
     customers.............................   $   985            $   124          $  156           $    47        $ 1,312
   Intersegment revenues...................        21                                                                  21
   Segment profit (loss)...................       147                  7               6              (150)            10

   1999
   ----
   Revenues from external
      Customers............................   $   778            $   126          $  139           $              $ 1,043
   Intersegment revenues...................        39                                                                  39
   Segment profit (loss)...................        48                  9               6               (70)            (7)

Six months ended June 30,
-------------------------
   2000
   ----
   Revenues from external
      Customers............................   $ 1,927            $   253          $  310           $    47        $ 2,537
   Intersegment revenues...................        66                                                                  66
   Segment profit (loss)...................       322                 15              15              (282)            70

   1999
   ----
   Revenues from external
      Customers............................   $ 1,552            $   257          $  295           $     2        $ 2,106
   Intersegment revenues...................        77                                                                  77
   Segment profit (loss)...................        81                 19              15              (216)          (101)

11.      Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

(In millions)                                                      Three months ended        Six months ended
                                                                         June 30,                June 30,
                                                                 ----------------------    --------------------
                                                                  2000            1999      2000          1999
                                                                 ------          ------    ------        ------
Net sales
 Containerboard and corrugated containers......................   $  985         $  778    $1,927        $1,552
 Industrial bags...............................................      124            126       253           257
 International.................................................      156            139       310           295
 Other operations..............................................       47                       47             2
                                                                  ------         ------    ------        ------
 Total.........................................................   $1,312         $1,043    $2,537        $2,106
                                                                  ======         ======    ======        ======

Profit (loss)
 Containerboard and corrugated containers......................   $  147         $   48    $  322        $   81
 Industrial bags...............................................        7              9        15            19
 International.................................................        6              6        15            15
 Other operations..............................................        2                        2            (1)
                                                                  ------                   ------        ------
 Total operations..............................................   $  162         $   63    $  354        $  114
 Restructuring charge..........................................      (40)                     (46)
 Interest expense, net.........................................      (89)           (85)     (170)         (179)
 Other, net....................................................      (23)            15       (68)          (36)
                                                                  ------         ------    ------        ------
 Income (loss) before income taxes.............................   $   10         $   (7)   $   70        $ (101)
                                                                  ======         ======    ======        ======

Improvements in containerboard and other markets in 2000 resulted in strong increases in net sales and profits for the Company. Net sales for the Company for the three and six month periods ended June 30, 2000, increased 26% and 20%, respectively, compared to the same periods last year. The increase in net sales was due primarily to higher average sales prices for containerboard, corrugated containers and market pulp and the acquisition of St. Laurent. Net sales and income before income taxes for St. Laurent of $96 million and $6 million, respectively, are included in the Company's results of operations after May 31, 2000, the date of the acquisition. Operating profits for the Company for the three and six month periods ended June 30, 2000 increased 157% and 211%, respectively, compared to last year due primarily to the sales price increases. Operating profits in the second quarter of 2000 were reduced by the economic downtime taken at the Company's containerboard mills in order to reduce inventories. Other, net for 1999 included a $39 million gain on asset sales. The increases (decreases) in net sales for each of the Company's segments are shown in the chart below.

(In millions)

                                           Container-
                                             board &
Increase (decrease)                        Corrugated       Industrial     Inter-         Other
in net sales due to:                       Containers          Bags       national      Operations          Total
--------------------                       ----------          ----       --------      ----------          -----
Three months ended June 30,
2000 compared to 1999
---------------------
Sales price and product mix............      $   171          $     2       $    17       $                 $   190
Sales volume...........................           (9)              (4)            1                             (12)
Acquisition and other..................           77                                            47              124
Closed or sold facilities..............          (32)                            (1)                            (33)
                                             -------          -------       -------        -------          -------
    Total increase (decrease)..........      $   207          $    (2)      $    17        $    47          $   269
                                             =======          =======       =======        =======          =======

Six months ended June 30,
2000 compared to 1999
---------------------
Sales price and product mix............      $   328          $     4       $    11        $                $   343
Sales volume...........................            2               (6)           11                               7
Acquisition and other..................          100                                            47              147
Closed or sold facilities..............          (55)              (2)           (7)            (2)             (66)
                                             -------          -------       -------        -------          -------
    Total increase (decrease)..........      $   375          $    (4)      $    15        $    45          $   431
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

Production of containerboard and kraft paper for the second quarter of 2000, exclusive of St. Laurent's containerboard production of 110,000 tons, declined 10% compared to last year due to higher levels of maintenance downtime, as well as economic downtime taken in order to reduce inventories. Shipments of corrugated containers decreased 4% compared to last year due to plant closures and customer rationalization. The Company had higher third party sales of containerboard, but lower third party sales of kraft, market pulp and other products in the three and six month periods ended June 30, 2000. Sales volume for market pulp for the second quarter declined 5% compared to last year.

Net sales of $985 million for the three months ended June 30, 2000 increased 27% compared to last year and profits increased by $99 million to $147 million. The increase in net sales was due to higher average prices for containerboard, corrugated containers and market pulp and the St. Laurent acquisition. Profits increased primarily as a result of the higher average sales prices, but the impact of the additional mill downtime and higher reclaimed fiber cost partially offset the improvement. Net sales and profit for the St. Laurent operations included in this segment were $49 million and $15 million, respectively. Cost of goods sold as a percent of net sales decreased to 78% for the three months ended June 30, 2000 compared to 84% for the same period last year due primarily to the higher average sales prices.

For the six months ended June 30, 2000, net sales of $1,927 increased 24% compared to last year and profits increased by $241 million to $322 million. On average, linerboard prices were higher than last year by 22% and the average price of corrugated containers was higher by 18%. Production of containerboard and kraft paper for the six months ended June 30, 2000, exclusive of St. Laurent's containerboard production of 110,000 tons, decreased 2% due primarily to the downtime. Shipments of corrugated containers declined 2% compared to last year. The average sales price of market pulp increased 37% compared to last year while sales volume declined 11%. Sales volume for kraft paper for the first half of 2000 declined 59% compared to last year. Profits increased due primarily to the higher average sales prices, although the additional mill downtime and the higher reclaimed fiber cost partially offset the sales price improvements. Cost of goods sold as a percent of net sales decreased to 76% for the six months ended June 30, 2000 compared to 85% for the same period last year due primarily to the higher average sales prices.

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

Costs and Expenses
------------------

Costs and expenses for the three and six month periods ended June 30, 2000 include expenses for St. Laurent after May 31, 2000. Exclusive of St. Laurent, the Company's cost of goods sold decreased compared to last year due to lower third party sales of kraft, market pulp and other products. The decreases in the Company's overall cost of goods sold as a percent of net sales for the three months ended June 30 from 87% in 1999 to 81% in 2000, and for the six months ended June 30 from 89% in 1999 to 81% in 2000, were due primarily to higher average sales prices.

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



                                              STONE CONTAINER CORPORATION
                                         ---------------------------------------
                                                  (Registrant)



Date:  September 18, 2000                   /s/   Paul K. Kaufmann
       ------------------                 --------------------------------------
                                                  Paul K. Kaufmann
                                                 Vice President and
                                                Corporate Controller
                                            (Principal Accounting Officer)