Form 10-Q
period 2000-09-30
STONE CONTAINER CORP
filed 2000-11-09
CIK 94610

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2000
Commission File Number 1-3439


                          STONE CONTAINER CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      36-2041256
-------------------------------              -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

          150 North Michigan Avenue,    Chicago, Illinois       60601
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                -----       -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 2000, the registrant had outstanding 135,335,381 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements
          --------------------

                          STONE CONTAINER CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                       Three months ended     Nine months ended
                                                                                          September 30,         September 30,
                                                                                      ------------------------------------------
(In millions)                                                                            2000       1999       2000       1999
================================================================================================================================
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,502     $1,085     $4,039     $3,191
Costs and expenses
  Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,175        922      3,217      2,800
  Selling and administrative expenses . . . . . . . . . . . . . . . . . . . . .            128         92        339        298
  Restructuring charge  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5                    51
                                                                                       -----------------------------------------
    Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . .            194         71        432         93
Other income (expense)
  Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (102)       (81)      (272)      (260)
  Equity income of affiliates . . . . . . . . . . . . . . . . . . . . . . . . .              4          3         10          8
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             11          1          7         52
                                                                                       -----------------------------------------
    Income (loss) before income taxes and extraordinary item  . . . . . . . . .            107         (6)       177       (107)
Benefit from (provision for) income taxes . . . . . . . . . . . . . . . . . . .            (51)        (4)       (95)        20
                                                                                       -----------------------------------------
  Income (loss) before extraordinary item . . . . . . . . . . . . . . . . . . .             56        (10)        82        (87)
Extraordinary item
  Gain (loss) from early extinguishment of debt, net of income tax (provision) benefit of $1 and $0 for the three
    months and $0 and $1 for the nine months ended
    September 30, 2000 and 1999, respectively . . . . . . . . . . . . . . . . .             (1)        (1)         1         (2)
                                                                                       -----------------------------------------
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             55        (11)        83        (89)
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .             (2)        (2)        (6)        (6)
                                                                                       -----------------------------------------
    Net income (loss) applicable to common shares . . . . . . . . . . . . . . .         $   53     $  (13)    $   77     $  (95)
================================================================================================================================

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,     December 31,
(In millions, except share data)                                                     2000             1999
===============================================================================================================
Assets                                                                            (Unaudited)
Current assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .     $   38          $   13
  Receivables, less allowances of $42 in 2000 and $41 in 1999 . . . . . . . . .        391             343
  Inventories
    Work-in-process and finished goods  . . . . . . . . . . . . . . . . . . . .        159             143
    Materials and supplies  . . . . . . . . . . . . . . . . . . . . . . . . . .        387             357
                                                                                    -----------------------
                                                                                       546             500
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .         89              88
   Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . .         44              48
                                                                                    -----------------------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,108             992
Net property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . .      4,335           3,089
Timberland, less timber depletion . . . . . . . . . . . . . . . . . . . . . . .         38              21
Goodwill, less accumulated amortization of $141 in 2000 and $79 in 1999 . . . .      3,167           3,123
Investment in equity of non-consolidated affiliates . . . . . . . . . . . . . .        132             136
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        204             204
                                                                                    -----------------------
                                                                                    $8,984          $7,565
===========================================================================================================
Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . . .     $   32          $  162
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        373             365
  Accrued compensation and payroll taxes  . . . . . . . . . . . . . . . . . . .        144             150
  Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         87              82
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        143             232
                                                                                    -----------------------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        779             991
Long-term debt, less current maturities . . . . . . . . . . . . . . . . . . . .      3,883           2,995
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        654             637
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        701             436
Stockholders' equity
  Series E preferred stock, par value $.01 per share; 10,000,000 shares
    authorized; 4,599,300 issued and outstanding in 2000 and 1999 . . . . . . .         78              78
  Common stock, par value $.01 per share; 200,000,000 shares authorized,
    135,335,381 shares issued and outstanding in 2000 and 200,000,000 shares
    authorized, 110,000,000 shares issued and outstanding in 1999 . . . . . . .      2,545           2,545
Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . . .        393
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . .        (30)           (113)
Accumulated other comprehensive income (loss) . . . . . . . . . . . . . . . . .        (19)             (4)
                                                                                    -----------------------
Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . .      2,967           2,506
                                                                                    -----------------------
                                                                                    $8,984          $7,565
===========================================================================================================

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Nine months ended September 30, (In millions)                                             2000                 1999
=====================================================================================================================
Cash flows from operating activities
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $    83              $ (89)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Extraordinary (gain) loss from early
         extinguishment of debt  . . . . . . . . . . . . . . . . . . . . . .                  (1)                 3
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . .                 228                227
       Amortization of deferred debt issuance costs  . . . . . . . . . . . .                   3                  3
       Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .                  76                (46)
       Non-cash employee benefits  . . . . . . . . . . . . . . . . . . . . .                   2                  2
       Non-cash restructuring charge . . . . . . . . . . . . . . . . . . . .                  32
       Foreign currency transaction gains. . . . . . . . . . . . . . . . . .                                     (5)
       Equity income of affiliates . . . . . . . . . . . . . . . . . . . . .                 (10)                (8)
       Gain on sale of assets  . . . . . . . . . . . . . . . . . . . . . . .                                    (39)
       Change in current assets and liabilities, net of
         effects from acquisitions and dispositions
           Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .                  71               (136)
           Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .                  38                 37
           Prepaid expenses and other current assets . . . . . . . . . . . .                  21                 52
           Accounts payable and other current liabilities  . . . . . . . . .                 (37)               118
           Interest payable  . . . . . . . . . . . . . . . . . . . . . . . .                   6                (11)
           Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .                   1                 (3)
       Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (135)               (39)
                                                                                         ----------------------------
  Net cash provided by operating activities  . . . . . . . . . . . . . . . .                 378                 66
                                                                                         ----------------------------
Cash flows from investing activities
  Property additions . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (148)               (53)
  Proceeds from sales of assets and investments. . . . . . . . . . . . . . .                  62                544
  Payment on acquisition, net of cash received . . . . . . . . . . . . . . .                (631)
                                                                                         ----------------------------
  Net cash provided by (used for) investing activities . . . . . . . . . . .                (717)               491
                                                                                         ----------------------------
Cash flows from financing activities
  Borrowings under bank credit facilities  . . . . . . . . . . . . . . . . .               1,525
  Payments of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,142)              (630)
  Deferred debt issuance costs . . . . . . . . . . . . . . . . . . . . . . .                 (17)
                                                                                         ----------------------------
  Net cash provided by (used for) financing activities . . . . . . . . . . .                 366               (630)
                                                                                         ----------------------------
  Effect of exchange rate changes on cash  . . . . . . . . . . . . . . . . .                  (2)                 1
                                                                                         ----------------------------
Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .                  25                (72)
Cash and cash equivalents
  Beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  13                137
                                                                                         ----------------------------
  End of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $    38              $  65
=====================================================================================================================

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

The St. Laurent Acquisition was accounted for as a purchase business combination and, accordingly, the results of operations of St. Laurent have been included in the consolidated statements of operation of the Company after May 31, 2000. The cost to acquire St. Laurent has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of approximately $175 million, which is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma combined information presents the results of operations of the Company as if the St. Laurent Acquisition had taken place on January 1, 2000 and 1999, respectively:

                                                                    Nine months ended
Pro Forma Information                                                 September 30,
                                                            ----------------------------------
                                                                         2000            1999
                                                                       ------          ------
 Net sales................................................             $4,494          $3,814
 Income (loss) before extraordinary item..................                 73            (102)
  Net income (loss).......................................                 74            (104)

The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the St. Laurent Acquisition occurred as of January 1, 2000 and 1999, respectively.

4.   SSCC Merger and Restructuring

The Merger with a wholly-owned subsidiary of SSCC was accounted for as a purchase business combination and, accordingly, the cost to acquire the Company was allocated to the assets acquired and liabilities assumed according to their fair values. The allocation resulted in acquired goodwill of $3,136 million, which is being amortized on a straight-line basis over 40 years.

In May 2000, the Company sold the market pulp mill at its closed Port Wentworth facility to a third party for approximately $63 million. Net cash proceeds of $58 million from the sale were used for debt reduction. No gain or loss was recognized on the sale.

The Company recorded a pretax restructuring charge of $5 million during the third quarter of 2000 related to the permanent shutdown of a multi-wall bag facility.

Restructuring charges for the nine months ended September 30, 2000, included a pretax restructuring charge of $40 million recorded during the second quarter of 2000 in conjunction with the permanent shutdown of a containerboard mill and a corrugated container facility. Included in the restructuring charge was the adjustment to fair value of property and equipment and spare parts ($31 million) of closed facilities, liabilities for the termination of certain employees ($5 million), and liabilities for long-term commitments ($4 million). The assets at these facilities were adjusted to their estimated fair value less cost to sell. The terminated employees included approximately 105 employees at the mill facility and 150 employees at the container facility. The long-term commitments consist of environmental clean-up and one-time closure costs.

5.  Long-Term Debt

On March 31, 2000, the Company amended and restated its existing credit agreement (the "Credit Agreement") pursuant to which a group of financial institutions provided an additional $575 million to the Company in the form of a Tranche F term loan maturing on December 31, 2005 and extended the maturity dates of the revolving credit facilities under its Credit Agreement to December 31, 2005. On April 28, 2000, the Company used $559 million of the proceeds of the Tranche F term loan to redeem the 9.875% senior notes due February 1, 2001.

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

6.  Other, Net

During the third quarter of 2000, the Company recorded a $12.5 million pretax gain related to the proceeds received from the redemption of the convertible preferred stock of Four M Corporation that the Company had received in connection with the consummation of the Florida Coast Paper Company reorganization plan.

During 1999, the Company sold its interest in Abitibi-Consolidated, Inc., a Canadian-based manufacturer and marketer of publication paper, resulting in a gain of $39 million.


7.  Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's only significant non-consolidated affiliate at September 30, 2000 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is owned indirectly by Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $115 million and $100 million for the three months ended September 30, 2000 and 1999, respectively, and $337 million and $282 million for the nine months ended September 30, 2000 and 1999, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                Three Months       Nine Months
                                                    Ended             Ended
                                                September 30,     September 30,
                                                -------------     -------------
                                                2000     1999     2000     1999
                                                ----     ----     ----     ----
Results of operations (a)
    Net sales ..............................    $154     $144     $470     $458
    Cost of sales ..........................     133      125      409      397
    Income before income taxes, minority
      interest and extraordinary charges ...       9        7       27       23
    Net income .............................       9        7       26       22

(a) Includes results of operations for each of the Company's affiliates for the period it was accounted for under the equity method.


8. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                    Three Months       Nine Months
                                                        Ended             Ended
                                                    September 30,     September 30,
                                                    -------------     -------------
                                                    2000     1999     2000     1999
                                                    ----     ----     ----     ----
Net income (loss) .............................     $ 55     $(11)    $ 83     $(89)
Other comprehensive income (loss), net of tax:
    Foreign currency translation ..............      (18)       4      (15)      (5)
                                                    ----     ----     ----     ----
    Comprehensive income (loss) ...............     $ 37     $ (7)    $ 68     $(94)
                                                    =====    ====     ====     ====

9.  Business Segment Information

The Company has three reportable segments: (1) Containerboard and Corrugated Containers, (2) Industrial Bags and (3) International. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Industrial Bags segment converts kraft and specialty paper into multi-wall bags, consumer bags and intermediate bulk containers. These bags and containers are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products. The International segment is primarily composed of the Company's containerboard mills located in Europe and corrugating facilities located in Europe and Central and South America.

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

A summary by business segment follows:

                                        Container-
                                         board &
                                        Corrugated  Industrial   Inter-
                                        Containers     Bags     national  Other   Total
                                        ----------  ----------  --------  -----   ------
Three months ended September 30,
--------------------------------
  2000
  ----
  Revenues from external
    customers.........................    $1,086       $122       $162    $ 132   $1,502
  Intersegment revenues...............        35                                      35
  Segment profit (loss)...............       217          8          9     (127)     107

  1999
  ----
  Revenues from external
    Customers........................     $  824       $126       $135    $       $1,085
  Intersegment revenues...............        39                                      39
  Segment profit (loss)...............       112          8          6     (132)      (6)

Nine months ended September 30,
-------------------------------
  2000
  ----
  Revenues from external
    Customers........................     $3,013       $375       $472    $ 179   $4,039
  Intersegment revenues...............       101                                     101
  Segment profit (loss)...............       539         23         24     (409)     177

  1999
  ----
  Revenues from external
    Customers........................     $2,376       $383       $430    $   2   $3,191
  Intersegment revenues...............       116                                     116
  Segment profit (loss)...............       193         27         21     (348)    (107)

The Company announced its plan to reorganize part of its packaging operations to reduce costs and enhance its marketing efforts. The Company will begin reporting its new segments in its internal reporting during the fourth quarter.

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

11.  Subsequent Event

On October 26, 2000 the stockholders of the Company approved an Agreement and Plan of Merger among SSCC, SCC Merger Co. and the Company pursuant to which each share of issued and outstanding $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock of the Company (the "Stone Preferred Stock") will be converted into the right to receive one share of $1.75 Series A Cumulative Convertible Exchangeable Preferred Stock of SSCC (the "SSCC Preferred Stock"), plus a cash payment from SSCC equal to the accrued and unpaid dividends on each outstanding share of Stone Preferred Stock, less $0.12 to cover certain transaction related expenses.

It is anticipated that the merger transaction will be completed on November 15, 2000, and that the cash payment per share of Stone Preferred Stock will be $6.4425, resulting in total cash payments by SSCC of approximately $30 million. Following the completion of the merger transaction, the holders of the SSCC Preferred Stock will be entitled to dividends of $0.4375 per quarter, payable in cash except in certain circumstances, with the first dividend to be paid on February 15, 2001. SSCC will make a $78 million capital contribution to the Company to effect the preferred stock exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

(In millions)                                         Three months ended      Nine months ended
                                                        September 30,           September 30,
                                                      ------------------      ------------------
                                                       2000        1999        2000        1999
                                                      ------      ------      ------      ------
Net sales
    Containerboard and corrugated containers ...      $1,086      $  824      $3,013      $2,376
    Industrial bags ............................         122         126         375         383
    International ..............................         162         135         472         430
    Other operations ...........................         132                     179           2
                                                      ------      ------      ------      ------
    Total ......................................      $1,502      $1,085      $4,039      $3,191
                                                      ======      ======      ======      ======

Profit (loss)
    Containerboard and corrugated containers ...      $  217      $  112      $  539      $  193
    Industrial bags ............................           8           8          23          27
    International ..............................           9           6          24          21
    Other operations ...........................           1                       3          (1)
                                                      ------      ------      ------      ------
    Total operations ...........................      $  235      $  126      $  589      $  240
    Restructuring charge .......................          (5)                    (51)
    Interest expense, net ......................        (102)        (81)       (272)       (260)
    Other, net .................................         (21)        (51)        (89)        (87)
                                                      ------      ------      ------      ------
    Income (loss) before income taxes ..........      $  107      $   (6)     $  177      $ (107)
                                                      ======      ======      ======      ======

Net sales for the Company for the three and nine month periods ended September 30, 2000, increased 38% and 27%, respectively, compared to the same periods last year due to higher average sales prices for containerboard, corrugated containers and market pulp and the St. Laurent Acquisition. St. Laurent's results of operations are included in the consolidated results of the Company after May 31, 2000, the date of the acquisition. Net sales included for St. Laurent for the three and nine months ended September 30, 2000 were $279 million and $375 million, respectively. The increases (decreases) in net sales for each of the Company's segments are shown in the chart below.

Operating profits for the Company for the three and nine month periods ended September 30, 2000 increased 87% and 145%, respectively, compared to last year due to the higher average sales prices, Merger synergy savings, including improved efficiency in the Company's mill system, and the St. Laurent Acquisition. Operating profits in the 2000 periods were negatively impacted by higher energy cost and downtime taken at the Company's containerboard mills for internal inventory management and maintenance. Operating profits included for St. Laurent for the three and nine months ended September 30, 2000 were $47 million and $64 million, respectively.

Other, net for the three months and nine months ended September 30, 2000 improved compared to last year due to the effect of lower intercompany profit elimination and LIFO expense, and a non-recurring gain of $12.5 million related to the proceeds received from the redemption of convertible preferred stock in connection with the consummation of the Florida Coast Paper Company reorganization plan. For the nine months ended September 30, 1999, other, net included a $39 million gain on asset sales.

(In millions)
                                         Container-
                                          board &
Increase (decrease)                      Corrugated  Industrial   Inter-     Other
in net sales due to:                     Containers     Bags     national  Operations  Total
--------------------                     ----------  ----------  --------  ----------  -----
Three months ended September 30,
2000 compared to 1999
---------------------
Sales price and product mix............     $110        $  6       $(1)      $         $ 115
Sales volume...........................        4          (7)       28                    25
Acquisition and other..................      184                              132        316
Closed or sold facilities..............      (36)         (3)                            (39)
                                            ----        ----       ----      ----      -----
    Total increase (decrease)..........     $262        $ (4)      $27       $132      $ 417
                                            ====        ====       ===       ====      =====

Nine months ended September 30,
2000 compared to 1999
---------------------
Sales price and product mix............     $401        $ 10       $19       $         $ 430
Sales volume...........................       42         (13)       29                    58
Acquisition and other..................      284                              179        463
Closed or sold facilities..............      (90)         (5)       (6)        (2)      (103)
                                            ----        ----       ---       ----      -----
    Total increase (decrease)..........     $637        $ (8)      $42       $177      $ 848
                                            ====        ====       ===       ====      =====

Containerboard and Corrugated Containers Segment
------------------------------------------------

Net sales of $1,086 million for the three months ended September 30, 2000 increased 32% compared to last year and profits increased by $105 million to $217 million. The increase in net sales was due to higher average sales prices for containerboard, corrugated containers and market pulp and the St. Laurent Acquisition. The increase in operating profits compared to last year were due to the higher average sales prices, Merger synergy savings, including improved efficiency in the Company's mill system, and the St. Laurent Acquisition. Profits were negatively impacted by higher energy cost and mill downtime taken for internal inventory management and maintenance. Net sales and operating profit for the St. Laurent operations included in this segment for the three months ended September 30, 2000 were $147 million and $46 million, respectively. Cost of goods sold as a percent of net sales decreased to 73% for the three months ended September 30, 2000 compared to 80% for the same period last year due to the St. Laurent Acquisition and the higher average sales prices.

On average, linerboard prices for the third quarter of 2000 were higher than last year by 12% and the average price of corrugated containers was higher by 16%. Strong demand for market pulp drove prices higher in the first half of 2000 and the Company implemented a price increase of $30 per metric ton on July 1, 2000. The average price of market pulp for the third quarter of 2000 was 13% higher compared to last year.

Production of containerboard and kraft paper for the third quarter of 2000, exclusive of St. Laurent's production of 335,000 tons, declined 6% compared to last year due to the higher levels of downtime. Shipments of corrugated containers increased 5% compared to last year due to the St. Laurent Acquisition. Corrugated shipments were negatively impacted by plant closures and customer rationalization. The Company had higher third party sales of containerboard, but lower third party sales of kraft paper in the three and nine month periods ended September 30, 2000. Sales volume for market pulp for the third quarter was comparable to last year.

For the nine months ended September 30, 2000, net sales of $3,013 million increased 27% compared to last year and profits increased by $346 million to $539 million. The improved results were due to the higher sales prices, Merger synergy savings and the St. Laurent Acquisition, although profits were negatively impacted by the mill downtime and higher cost of energy and reclaimed fiber. Net sales and operating profit included for St. Laurent for the nine months ended September 30, 2000 were $196 million and $61 million, respectively. On average, linerboard prices were higher than last year by 18% and the average price of corrugated containers was higher by 17%. Production of containerboard and kraft paper for the nine months ended September 30, 2000, exclusive of St. Laurent's production of 445,000 tons, decreased 3% due primarily to the downtime. Shipments of corrugated containers increased 2% compared to last year. The average sales price of market pulp increased 25% compared to last year while sales volume declined 8% due to higher maintenance downtime in 2000. Cost of goods sold as a percent of net sales decreased to 75% for the nine months ended September 30, 2000 compared to 83% for the same period last year due to the St. Laurent Acquisition and the higher average sales prices.

Industrial Bag Segment
----------------------

Net sales for the three months ended September 30, 2000 were $122 million, a decrease of 3%, compared to last year and profit was unchanged at $8 million. Sales prices improved compared to last year, but sales volume was lower, due in part to a labor strike at one of the operating facilities. Cost of goods sold as a percent of net sales decreased to 84% for the three months ended September 30, 2000 compared to 89% for the same period last year due primarily to higher average sales prices.

Net sales for the nine months ended September 30, 2000 were $375 million, a decrease of 2%, compared to last year and profit decreased $4 million to $23 million. The decrease in net sales was due to the labor strike, lower sales volume and plant closures. Cost of goods sold as a percent of net sales for the nine months ended September 30, 2000 was 83%, unchanged from the same period last year.

International Segment
---------------------

Net sales for the three months ended September 30, 2000 were $162 million, an increase of 20%, compared to last year and profit increased $3 million to $9 million. The increase in net sales was due to increased volume, primarily for container operations, and higher average sales prices for containerboard and reclaimed fiber. Profits in the container operations declined compared to last year however, due to the inability to pass cost increases on to customers. Cost of goods sold as a percent of net sales increased to 88% for the three months ended September 30, 2000 compared to 84% for the same period last year due to higher costs for containerboard and reclaimed fiber.

Net sales for the nine months ended September 30, 2000 were $472 million, an increase of 10%, compared to last year and profit increased $3 million to $24 million. The increase in net sales was due to increases in volume for container operations and higher sales prices for containerboard and reclaimed fiber. Sales were negatively impacted by the sale of a corrugated container operation in 1999 located in Australia. Cost of goods sold as a percent of net sales increased to 87% for the nine months ended September 30, 2000 compared to 85% for the same period last year due to higher costs for containerboard and reclaimed fiber.

Other Operations
----------------

Other operations include St. Laurent's converting facilities after May 31, 2000, the date of the acquisition. Net sales and profit for the St. Laurent converting facilities for the three months ended September 30, 2000 were $132 million and $1 million, respectively and for the nine months ended September 30, 2000 were $179 million and $3 million, respectively.

Costs and Expenses
------------------

Costs and expenses for the three months and nine months ended September 30, 2000 include expenses for St. Laurent after May 31, 2000. The decreases in the Company's overall cost of goods sold as a percent of net sales for the three months ended September 30 from 85% in 1999 to 78% in 2000, and for the six months ended September 30 from 88% in 1999 to 80% in 2000, were due to the St. Laurent Acquisition and the higher average sales prices.

Selling and administrative expenses as a percent of net sales for the nine month period ended September 30, decreased from 9% in 1999 to 8% in 2000 due primarily to higher average sales prices. Selling and administrative expenses as a percent of net sales for the three months ended September 30, 2000 was 8.5%, unchanged from the same period in 1999.

Merger synergy savings of $50 million from the St. Laurent Acquisition are targeted by the end of 2001. These synergies will be achieved through a combination of purchasing savings, supply chain management, manufacturing efficiencies and administrative reductions.

Other income and expense, net for the three months ended September 30, 2000 included a non-recurring pretax gain of $12.5 million related to proceeds received from the redemption of the convertible preferred stock of Four M Corporation that the Company had received in connection with the consummation of the Florida Coast Paper Company reorganization plan. For the nine months ended September 30, 1999, the Company recorded a $39 million gain on the sale of it's equity interest in Abitibi-Consolidated Inc. In addition, foreign exchange gains were more favorable in 1999 as compared to 2000.

Interest expense, net for the three months and nine months ended September 30, 2000 was higher than the same periods last year by $21 million and $12 million, respectively due to higher average interest rates and to new borrowings used to fund the St. Laurent Acquisition. The Company's overall average effective interest rates in the 2000 periods were higher than last year for the three and nine month periods ended September 30, 2000 by 0.8% and 0.6%, respectively.

Provision for income taxes for the three months and nine months ended September 30, 2000 differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.


Statistical Data

(In thousands of tons, except as noted)     Three months     Nine months
                                                ended           ended
                                            September 30,   September 30,
                                            -------------   -------------
                                            2000    1999    2000    1999
                                            -----   -----   -----   -----
Mill production:
    Containerboard ......................   1,509   1,224   3,991   3,561
    Kraft paper .........................      73      99     218     324
    Market pulp .........................     145     142     452     434
    Solid bleached sulfate ..............      28              39
    Recycled boxboard ...................      22      21      64      61
Corrugated shipments (billion sq. ft.) ..    16.7    15.9    47.8    47.0
Industrial bag shipments ................      74      79     228     236


Restructuring

As explained in the Stone 1999 10-K, SSCC restructured its operations in connection with the Merger. The restructuring included the permanent shutdown of certain of the Company's containerboard mill and pulp mill facilities on December 1, 1998 and five of the Company's converting facilities during the allocation period in 1999. The adjustment to fair value of property, plant and equipment associated with the permanent shutdown of the Company's facilities, liabilities for the termination of certain employees of the Company and the liabilities for long-term commitments, as well as resolution of litigation related to the Company's investment in Florida Coast Paper Company, L.L.C. ("FCPC"), were included in the allocation of SSCC's cost to acquire the Company. As part of the Company's continuing evaluation of all areas of its business in connection with the Merger integration, the Company recorded a pretax restructuring charge of $46 million in 2000 related to the permanent shutdown of one containerboard mill facility and five converting facilities. The containerboard mill shutdown in 2000 had an annual capacity of 130,000 tons of corrugating medium. In addition, the Company recorded a pretax restructuring charge of $5 million during the third quarter of 2000 related to the permanent shutdown of a multi-wall bag facility.

Since the Merger, through September 30, 2000, approximately $181 million (78%) of the cash expenditures were incurred, the majority of which related to the FCPC settlement. The remaining exit liabilities for the Company as of September 30, 2000 of approximately $50 million will be funded through operations as originally planned.


Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2000 of $378 million, borrowings under bank credit facilities of $1,525 million and proceeds from the sale of assets of $62 million were used to fund the $631 million cash component of the St. Laurent Acquisition, $1,142 million of net debt repayments, $17 million of financing fees and property additions of $148 million. Property additions include approximately $64 million of expenditures, as planned, under the Cluster Rule (as discussed in the Stone 1999 10-K). Debt repayments for the nine months ended September 30, 2000 included the $559 million redemption of the Company's outstanding 9.875% senior notes due February 1, 2001, repayment of approximately $376 million of existing indebtedness of St. Laurent, prepayments on the Company's bank term loans and scheduled debt repayments.

On May 31, 2000, the Company, through its subsidiary, acquired St. Laurent. Under the terms of the merger agreement, each common share and restricted share unit of St. Laurent was exchanged for 0.5 shares of SSCC common stock and $12.50 in cash. Approximately 25.3 million shares of Company common stock were issued. The total purchase price, including cash paid of $631 million and debt assumed of $376 million, was approximately $1.4 billion.

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

In May 2000, the Company sold the market pulp mill at its Port Wentworth, Georgia mill site to a third party. Net proceeds of approximately $58 million from the sale were used for debt reduction.

On March 31, 2000, the Company amended and restated its existing Credit Agreement pursuant to which a group of financial institutions provided an additional $575 million to the Company in the form of a Tranche F term loan maturing on December 31, 2005 and extended the maturity date of the revolving credit agreement to December 31, 2005. On April 28, 2000, the Company used $559 million of the proceeds of the Tranche F term loan to redeem the 9.875% senior notes due February 1, 2001.

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

The declaration of dividends by the Board of Directors is subject to, among other things, certain restrictive provisions contained in the Credit Agreement and certain note indentures. At September 30, 2000, the Company had accumulated dividend arrearages of approximately $28 million related to its $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock (the "Stone Preferred Stock"). On October 26, 2000 the stockholders of the Company approved an Agreement and Plan of Merger among SSCC, SCC Merger Co. and the Company pursuant to which each share of issued and outstanding Stone Preferred Stock will be converted into the right to receive one share of $1.75 Series A Cumulative Convertible Exchangeable Preferred Stock of SSCC (the "SSCC Preferred Stock") plus a cash payment from SSCC equal to the accrued and unpaid dividends on each outstanding share of Stone Preferred Stock, less $0.12 to cover certain transaction related expenses. It is anticipated that the merger transaction will be completed on November 15, 2000, and that the cash payment per share of Stone Preferred Stock will be $6.4425, resulting in total cash payments by SSCC of approximately $30 million. Following the completion of the merger transaction, the holders of the SSCC Preferred Stock will be entitled to dividends of $0.4375 per quarter, payable in cash except in certain circumstances, with the first dividend to be paid on February 15, 2001. SSCC will make a $78 million capital contribution to the Company to effect the preferred stock exchange.

The Company expects that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, expenditures under the Cluster Rule and other capital expenditures. The Company expects to use any excess cash flows provided by operations to make further debt reductions. As of September 30, 2000, the Company had $491 million of unused borrowing capacity under the Credit Agreement and the Stone Additional Credit Agreement.


Prospective Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 is required to be adopted effective January 1, 2001 for companies with fiscal years ending December 31, 2000. The Company is currently assessing what the impact of SFAS No. 133 will be on its earnings and financial position.

In 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 clarifies the basic principles of revenue recognition in existing generally accepted accounting principles. SAB 101 is required to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company anticipates no effect on income from operations or financial position from the adoption of SAB 101.

In September 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 implementation is consistent with the requirements of SAB 101. The Company intends to adopt EITF 00-10 in the fourth quarter of 2000 and reclassify shipping and handling costs from net sales. The reclassification will have no effect on income from operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Stone 1999 10-K.


Foreign Currency Risk

During the nine months ended September 30, 2000, the exchange rates for the Canadian dollar and the German mark strengthened/(weakened) against the U.S. dollar as follows:

Rate at September 30, 2000 vs. December 31, 1999
    Canadian dollar                                                      (4.4)%
    German mark                                                         (14.2)%
Average rate for the nine months ended September 30, 2000 vs. 1999
    Canadian dollar                                                       1.2%
    German mark                                                         (14.0)%

The Company has experienced foreign currency transaction gains and losses on the translation of U.S. dollar denominated obligations of certain of its Canadian subsidiaries, non-consolidated affiliates and a German mark obligation. The Company recognized foreign currency transaction gains of less than $1 million for the nine months ended September 30, 2000 compared to a gain of $5 million for the same period last year.


Interest Rate Risk

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the nine months ended September 30, 2000.


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------

         None


Item 2.  Changes in Securities
         ---------------------

         None


Item 3.  Defaults Upon Senior Securities
         -------------------------------

As of September 30, 2000, the Company had accumulated dividend arrearages of approximately $28 million related to the Stone Preferred Stock (see Item 4, Submission of Matters to a Vote of Security Holders). Declaration of dividends in respect of such stock is currently prohibited by the terms of the Credit Agreement and certain note indentures.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On October 26, 2000, a special meeting of shareholders was held. At the meeting, the stockholders of the Company approved a proposed merger transaction pursuant to which each share of Stone Preferred Stock will be canceled and converted into the right to receive one share of SSCC Preferred Stock, plus $6.4425 in cash. The transaction is expected to occur on November 15, 2000.

                                                                       Shares
                       Votes  For     Votes Against    Abstentions    Not Voted
                       -----------    -------------    -----------    ---------
Common Stock           135,335,381
Series E Preferred       3,093,165        61,223          5,122       1,439,790

Item 5.  Other Information
         -----------------

         None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a)  The following exhibits are included in this Form 10-Q.

    27.1    Financial Data Schedule

b)  Reports on Form 8-K

    None

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               STONE CONTAINER CORPORATION
                                           ------------------------------------
                                                       (Registrant)



Date:  November 9, 2000                        /s/  Paul K. Kaufmann
       ----------------                    ------------------------------------
                                                    Paul K. Kaufmann
                                                    Vice President and
                                                   Corporate Controller
                                              (Principal Accounting Officer)