Form 10-K
period 2000-12-31
STONE CONTAINER CORP
filed 2001-03-13
CIK 94610

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from _________________ to _______________

Commission file number 1-3439

                          Stone Container Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                                    36-2041256
(State of incorporation or organization)        (I.R.S. Employer Identification)

150 North Michigan Avenue, Chicago, Illinois                   60601
  (Address of principal executive offices)                   (Zip code)

                Registrant's Telephone Number:  (312) 346-6600

Securities registered pursuant to Section 12(b) of the Act:

                                                                                      Name of each exchange
Title of each class                                                                   on which registered
-------------------                                                                   -------------------
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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                         -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

All outstanding shares of the registrant's common stock are owned by Smurfit-Stone Container Corporation.

DOCUMENTS INCORPORATED BY REFERENCE:
                                                      Part of Form 10-K
Document                                     Into Which Document is Incorporated
--------                                     -----------------------------------
                                                            None

The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted thereby.

                          STONE CONTAINER CORPORATION
                          Annual Report on Form 10-K
                               December 31, 2000

                               TABLE OF CONTENTS

PART I                                                                                                          Page No.
Item 1.     Business.........................................................................................       2
Item 2.     Properties.......................................................................................       7
Item 3.     Legal Proceedings................................................................................       8
Item 4.     Submission of Matters to a Vote of Security Holders..............................................       9

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters............................      10
Item 6.     Selected Financial Data..........................................................................      11
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations............      13
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.......................................      22
Item 8.     Financial Statements and Supplementary Data......................................................      24
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.............      58

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................      58

FORWARD-LOOKING STATEMENTS
Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under
Part I, Item 1, "Business-Environmental Compliance", under Part 1, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to Stone Container Corporation or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include among others, the following:

 .    the impact of general economic conditions in North America and Europe and in other locations in which we and our subsidiaries currently do business;
 .    general industry conditions, including competition and product and raw material prices;
 .    fluctuations in exchange rates and currency values;
 .    capital expenditure requirements;
 .    legislative or regulatory requirements, particularly concerning environmental matters;
 .    interest rates;
 .    access to capital markets;
 .    fluctuations in energy prices; and
 .    obtaining required approvals, if any, of debt holders.

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.

                                    PART I

ITEM 1.  BUSINESS
         --------

Unless the context otherwise requires, "we", "us", "our" or Stone Container refers to the business of Stone Container Corporation and its subsidiaries.

GENERAL
-------

Stone Container Corporation, a Delaware corporation, is an integrated producer of containerboard, corrugated containers, multiwall bags and other packaging products. We have operations primarily in North America and Europe. For the year ended December 31, 2000, our net sales were $5,738 million and net income was $115 million.

Stone Container is a wholly-owned subsidiary of Smurfit-Stone Container Corporation, a Delaware corporation. Smurfit-Stone is a holding company with no business operations of its own. Smurfit-Stone conducts its business operations through two wholly-owned subsidiaries: Stone Container and JSCE, Inc., Delaware corporations. Smurfit-Stone acquired Stone Container through the November 18, 1998 merger of a wholly-owned subsidiary of Jefferson Smurfit Corporation, now known as Smurfit-Stone, with and into Stone Container.

On May 31, 2000, Stone Container, through a subsidiary, acquired St. Laurent Paperboard, Inc. Pursuant to an Amended and Restated Pre-Merger Agreement, each outstanding common share and restricted share unit of St. Laurent was exchanged for 0.5 shares of Smurfit-Stone common stock and $12.50 in cash. The total consideration paid in connection with the St. Laurent acquisition was approximately $1.4 billion, consisting of approximately $631 million in cash, approximately 25.3 million shares of Smurfit-Stone common stock and the assumption of $376 million of St. Laurent's debt. Amounts included in the discussion below include St. Laurent's operations after May 31, 2000.

PRODUCTS
--------

Our operations are organized by industry segments: 1) Containerboard and corrugated containers, 2) Specialty Packaging and 3) International. For financial information relating to the segments, see the information set forth in
Note 19 in the Notes to Consolidated Financial Statements.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

Sales for the Containerboard and Corrugated Containers segment in 2000 were $4,720 million (including $130 million of intersegment sales). This segment includes 17 paper mills (11 located in the United States and six in Canada), 97 container plants (91 located in the United States, two in Canada and four in Mexico) and five wood products plants (four located in the United States and one in Canada). In addition, we own approximately 1,112,000 acres of timberland and operate wood harvesting facilities in Canada. The primary products of the Containerboard and Corrugated Containers segment include:

 .  corrugated containers;
 .  containerboard;
 .  kraft paper;
 .  market pulp; and
 .  solid bleached sulfate.

Stone Container offers a full range of high quality corrugated containers designed to protect, ship, store and display products and satisfy customers' merchandising and distribution needs. Corrugated containers are sold to a broad range of manufacturers of consumable goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. Stone Container, along with its affiliates, has the most complete line of graphic capabilities in the industry, including flexographic and lithographic preprint, colored and coated substrates, lithographic labels, and high resolution post print. In addition, we offer a complete line of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck(R) recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts.

Production for the paper mills and sales volume for the corrugated container facilities, including our proportionate share of affiliates, for the last three years were:

                                                                             2000          1999          1998
                                                                            -----         -----         -----
Tons produced (in thousands)
  Containerboard...................................................         5,072         4,381         4,432
  Kraft paper......................................................           290           437           457
  Market pulp......................................................           550           572           639
  Solid bleached sulfate...........................................            68
Corrugated containers sold (in billion sq. ft.)....................          52.0          50.9          50.8

Our containerboard mills produce a full line of containerboard, which for 2000 included 2,997,000, 415,000 and 1,660,000 tons of unbleached kraft linerboard, white top linerboard and corrugating medium, respectively. The containerboard mills and corrugated container operations are highly integrated, with the majority of containerboard production used internally by our corrugated container operations. In 2000, the corrugated container plants consumed 3,158,000 tons of containerboard, representing an integration level of approximately 62%. A significant portion of the kraft paper production is consumed internally by our specialty packaging operations.

We also produce bleached northern and southern hardwood pulp. Market pulp is sold to manufacturers of paper products, including photographic and other specialty papers, as well as the printing and writing sectors.

Sales volumes shown above include our proportionate share of the operations of Smurfit-MBI, a Canadian producer of corrugated containers, and other affiliates reported on an equity ownership basis. Stone Container and Jefferson Smurfit Group plc, a principal shareholder of Smurfit-Stone, each own a 50% interest in Smurfit-MBI.

SPECIALTY PACKAGING SEGMENT

Sales for the Specialty Packaging segment in 2000 were $517 million. This segment includes 14 plants located throughout the United States. The primary products of the Specialty Packaging segment include:

 .  multiwall bags;
 .  consumer bags; and
 .  intermediate bulk containers.

Multiwall bags are designed to safely and effectively ship a wide range of industrial and consumer products, including fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt. In 2000, our specialty packaging plants consumed approximately 65% of the kraft paper produced by our kraft paper mills. Shipments of multiwall bags for 2000, 1999 and 1998 were 247,000, 249,000 and 244,000 tons, respectively, excluding the proportionate share of non-consolidated affiliates.

INTERNATIONAL SEGMENT

International segment sales were $587 million in 2000. Our International operations, which produce containerboard, coated recycled boxboard and corrugated containers, are located predominantly in Europe. The European operations include:

 . three paper mills located in Hoya and Viersen, Germany and Cordoba, Spain; . 20 corrugated container plants (eleven located in Germany, three in Spain, four in Belgium and two in the Netherlands); and . six reclamation plants (five located in Germany and one in Spain).

In addition, we operate one container plant in Indonesia and have several small affiliate operations in Chile and China. Production for our international mills and sales volume for our international corrugated container facilities for the last three years were:

                                                                             2000          1999          1998
                                                                             ----          ----          ----
Tons produced (in thousands)
  Containerboard...................................................           405           380           380
  Coated boxboard..................................................            85            79            78
Corrugated containers sold (in billion sq. ft.)....................          12.1          11.6          11.6

In 2000, our foreign corrugated container plants consumed 734,000 tons of containerboard.

OTHER NON-REPORTABLE SEGMENT
----------------------------

Consumer Packaging
Sales for the Consumer Packaging segment in 2000 were $44 million. This segment includes one plant in the United States and one in Canada. The primary products of the Consumer Packaging segment include microflute packaging and laminated and extruded paperboard for the food service industry, including cup stock and bacon board.

FIBER RESOURCES
---------------

Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our paper products. We satisfy the majority of our need for wood fiber through purchases on the open market or under supply agreements. We satisfy essentially all of our need for reclaimed fiber through Smurfit-Stone's reclamation operations and national brokerage system.

Wood fiber and reclaimed fiber are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Conservation regulations have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which we procure wood fiber. Fluctuations in supply and demand for reclaimed fiber have occasionally caused tight supplies of reclaimed fiber and, at those times, we have experienced an increase in the cost of such fiber. While we have not experienced any significant difficulty in satisfying our need for wood fiber and reclaimed fiber, we can give no assurances that this will continue to be the case for any or all of our mills.

MARKETING
---------

Our marketing strategy is to sell a broad range of paper-based packaging products to marketers of industrial and consumer products. In managing the marketing activities of our paperboard mills, we seek to meet the quality and service needs of the customers of our package converting plants at the most efficient cost, while balancing those needs against the demands of our open market customers. Our converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high-volume sales of commodity products.

We seek to serve a broad customer base for each of our segments and as a result we serve thousands of accounts. Each plant has its own sales force and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. We complement our local plants' marketing and service capabilities with regional and national design and service capabilities. We also maintain national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant because of production capacity and equipment requirements.

Our business is not dependent upon a single customer or upon a small number of major customers. We do not believe the loss of any one customer would have a materially adverse effect on our business.

COMPETITION
-----------

The markets in which we sell our principal products are highly competitive and comprised of many participants. Although no single company is dominant, we do face significant competitors in each of our businesses. Our competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which we compete are particularly sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

BACKLOG
-------

Demand for our major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are not a significant factor in the industry. We do not have a significant backlog of orders as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT
------------------------

Our research and development center, located in Carol Stream, Illinois, uses state-of-the-art technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. The technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services.

We actively pursue applications for patents on new inventions and designs and attempt to protect our patents against infringement. Nevertheless, we believe our success and growth are more dependent on the quality of our products and our relationships with customers, than on the extent of our patent protection.

We hold or are licensed to use certain patents, licenses, trademarks and trade names on products. However, we do not consider the successful continuation of any material aspect of our business to be dependent upon such intellectual property.

EMPLOYEES
---------

We had approximately 25,600 employees at December 31, 2000, of which approximately 19,000 were employees of U.S. operations. Of the domestic employees, approximately 11,900 employees (63%) are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

 .  the Missoula, Montana mill, expiring in May 2001;
 . the Jacksonville, Florida (Seminole) mill, expiring in June 2001; . the Hopewell, Virginia mill, expiring in July 2002;
 .  the Panama City, Florida mill, expiring in March 2003;
 .  the Florence, South Carolina mill, expiring in August 2003;
 .  the La Tuque, Quebec,Canada mill, expiring in August 2004;
 . the Hodge, Louisiana mill, expiring in June 2006; and . the West Point, Virginia mill, expiring in September 2008.

We believe our employee relations are generally good. We are currently in the process of bargaining with unions representing production employees at a number of our operations. In addition, while the terms of these agreements may vary, we believe the material terms of our collective bargaining agreements are customary for the industry and the type of facility, the classification of the employees and the geographic location covered by such agreements.

ENVIRONMENTAL COMPLIANCE
------------------------

Our operations are subject to extensive environmental regulation by federal, state and local authorities. In the past, we have made significant capital expenditures to comply with water, air, solid and hazardous waste and other environmental laws and regulations. We expect to make significant expenditures in the future for environmental compliance. Because various environmental standards are subject to change, it is difficult to predict with certainty the amount of capital expenditures that will ultimately be required to comply with future standards.

In particular, the United States Environmental Protection Agency (EPA) has finalized significant parts of its comprehensive rule governing the pulp, paper and paperboard industry, known as the "Cluster Rule". Compliance with this rule has required and will continue to require substantial expenditures. We have spent approximately $134 million (of which approximately $124 million was spent in 2000) for capital projects to comply with the initial portions of the Cluster Rule and anticipate additional spending of $30 million in 2001 to complete these projects. Additional portions of the Cluster Rule, some of which are not yet finalized, could require up to $45 million of capital expenditures over the next several years. The remaining cost of complying with the regulations cannot be predicted with certainty until the remaining portions of the Cluster Rule are finalized.

In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $8 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule, management is of the opinion, based on current information, that compliance with environmental standards will not adversely affect our competitive position.

ITEM 2.  PROPERTIES
         ----------

We maintain manufacturing facilities and sales offices throughout North America and Europe. Our facilities are properly maintained and equipped with machinery suitable for their use. Our manufacturing facilities as of December 31, 2000 are summarized below:

                                                                      Number of Facilities                      State
                                                      ---------------------------------------------------
                                                             Total            Owned           Leased          Locations
                                                             -----            -----           ------          ---------
United States
 Paper mills.........................................            11               11                                 9
 Corrugated container plants.........................            91               53              38                32
 Specialty packaging plants..........................            14                7               7                12
 Consumer packaging plant............................             1                1                                 1
 Wood products plants................................             4                4                                 2
                                                                ---              ---             ---
Subtotal.............................................           121               76              45                36

Canada and Other North America
 Paper mills.........................................             6                6                               N/A
 Container plants....................................             6                4               2               N/A
 Consumer packaging plant............................             1                1                               N/A
 Wood products plant.................................             1                1                               N/A

Europe and Other
 Paper mills.........................................             3                3                               N/A
 Reclamation plants..................................             6                3               3               N/A
 Corrugated container plants.........................            21               19               2               N/A
                                                                ---              ---             ---
Total................................................           165              113              52               N/A

The paper mills represent approximately 74% of our investment in property, plant and equipment. In addition to manufacturing facilities, we own approximately 1,112,000 acres of timberland and operate wood harvesting facilities in Canada. The approximate annual tons of productive capacity, of our paper mills at December 31, 2000 were:

                                                                 Annual Capacity
                                                                 ---------------
                                                                 (in thousands)
     United States
        Containerboard.........................................      4,996
        Kraft paper............................................        296
        Market pulp............................................        351
                                                                     -----
            Subtotal...........................................      5,643
     Canada
        Containerboard.........................................      1,165
        Market pulp............................................        243
        Solid bleached sulfate.................................        123
     Europe
        Containerboard.........................................        446
        Coated boxboard........................................         66
                                                                     -----
                  Total........................................      7,686

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

LITIGATION
----------

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that we reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit Corporation (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The Federal Multidistrict Litigation Panel has ordered all of the complaints to be transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania. We believe we have meritorious defenses and are vigorously defending these cases.

We are a defendant in a number of lawsuits and claims arising out of the conduct of our business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, our management believes the resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

ENVIRONMENTAL MATTERS
---------------------

In September 1997, we received a Notice of Violation and a Compliance Order from the EPA alleging noncompliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, we responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, we received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that we had "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. We responded to this notice and indicated the EPA's allegations were without merit. We have entered into a tolling agreement with the EPA that defers any prosecution of this matter until at least July 2, 2001.

In April 1999, the EPA and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a notice of violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which was acquired from Chesapeake Corporation in May 1997. In general, the notices of violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these notices of violation pursuant to the purchase agreement between St. Laurent and Chesapeake and the parties appointed a third-party arbitrator to resolve the issues relating to the indemnification claim. The arbitrator has established a binding cost-sharing formula between the parties as to the cost of any required capital expenditures that might be required to resolve the notices of violation, as well as any fines and penalties imposed in connection therewith. St. Laurent and Chesapeake are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy the notices of violation, and based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe our share of the costs to resolve this matter will not be material and will not exceed established reserves.

In August 1999, we received a Notice of Infraction from the Ministry of Environment of the Province of Quebec alleging noncompliance with specified environmental standards at our New Richmond, Quebec mill. The majority of the citations alleged that we had discharged total suspended solids in the mill's treated effluent which exceeded the regulatory limitations for the rolling 30-day average. The remainder of the citations were for monitoring, reporting and administrative deficiencies uncovered during an inspection performed by the Ministry earlier in the year. The total fine demanded by the Ministry for all of the alleged violations is $6.5 million (Canadian). We entered a plea of "not guilty" as to all of the citations and intend to vigorously defend ourselves against these alleged violations.

Federal, state and local environmental requirements are a significant factor in our business. We employ processes in the manufacture of pulp, paperboard and other products, which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. We operate and expect to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes.

We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs") are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required, and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Our relative percentage of waste deposited at a majority of these sites is quite small. In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for investigation and/or remediation of certain of our owned properties.

Based on current information, we believe the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property, will not have a material adverse effect on our financial condition or results of operations. We believe our liability for these matters was adequately reserved at December 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On October 26, 2000, a special meeting of Stone Container's shareholders was held. At the meeting, the shareholders approved an Agreement and Plan of Merger among Smurfit-Stone, SCC Merger Co. and Stone Container pursuant to which each share of issued and outstanding $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock of Stone Container would be converted into the right to receive one share of 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock of Smurfit-Stone. In addition, a cash payment would be made by Smurfit-Stone equal to the accrued and unpaid dividends on each outstanding share of Stone Container Preferred Stock, less $0.12 per share to cover certain transaction related expenses. The Preferred Stock exchange was completed on November 15, 2000, and the cash payment per share of Stone Container Preferred Stock was $6.4425.

The results of the voting at the special meeting of shareholders were as follows:

                                                              Votes                     Shares
                                               Votes  For    Against    Abstentions    Not Voted
                                               ----------    -------    -----------    ---------
Common Stock..............................     135,335,381
Series E Preferred Stock..................       3,093,165    61,223          5,122    1,439,790

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

MARKET INFORMATION
------------------

We are a wholly-owned subsidiary of Smurfit-Stone, and therefore, all of our outstanding common stock is owned by Smurfit-Stone. As a result, there is no established public market for our common stock.

DIVIDENDS ON COMMON STOCK
-------------------------

We have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends in the future is restricted by certain restrictive provisions contained in our Credit Agreement, Senior Note Indentures, Senior Subordinated Indenture and Restated Certificate of Incorporation. See Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

ITEM 6.  SELECTED FINANCIAL DATA (f)
         ------------------------
(In millions, except per share and statistical data)

                                                                                                       Predecessor
                                                                                      ---------------------------------------------
                                                     Year Ended        Period from       Period from             Year Ended
                                                    December 31,       November 19       January 1 to           December 31,
                                              ---------------------    To December         November      --------------------------
                                                2000(a)        1999    31, 1998(b)         18, 1998            1997          1996
-----------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
Net sales(c)..................................  $ 5,738     $ 4,500       $   480         $   4,399         $ 4,849       $ 5,142
Income (loss) from operations(d)..............      591         197           (15)             (152)            (89)          146
Income (loss) before extraordinary item.......      115         (75)          (36)             (749)           (405)         (122)
Net income (loss) applicable to common
  shares......................................      115         (77)          (36)             (749)           (418)         (126)


Basic earnings per share of common stock (e)
  Loss before extraordinary item..............                                                (7.43)          (4.16)        (1.32)
  Net loss....................................                                                (7.43)          (4.29)        (1.35)
Weighted average shares outstanding...........                                                  102              99            99

Diluted earnings per share of common stock (e)
  Loss before extraordinary item..............                                                (7.43)          (4.16)        (1.32)
  Net loss....................................                                                (7.43)          (4.29)        (1.35)
Weighted average shares outstanding...........                                                  102              99            99
Cash dividends per common share                                                                                               .60

---------------------------------------------------------------------------------------------------------------------------------
Other Financial Data
Net cash provided by (used for) operating
  activities..................................  $   558     $    72       $    12         $     (16)        $  (259)      $   288
Net cash provided by (used for) investing
  activities..................................     (808)        683           (22)               35            (174)         (342)
Net cash provided by (used for) financing
  activities..................................      262        (883)         (111)              128             438           128
Depreciation and amortization.................      313         296            34               239             302           315
Capital investments and acquisitions..........      247          87            22               219             150           358
Working capital, net..........................      369          32           488                               507           672
Property, plant, equipment and timberlands,
  net.........................................    4,406       3,110         4,012                             2,427         2,668
Total assets..................................    9,051       7,565         8,793                             5,824         6,354
Long-term debt................................    3,813       3,157         4,063                             4,351         4,160
Redeemable preferred stock....................                   78            78                               115           115
Stockholders' equity..........................    3,003       2,506         2,590                               277           795

---------------------------------------------------------------------------------------------------------------------------------
Statistical Data (tons in thousands)
Containerboard production (tons)..............    5,477       4,761           541             4,271           4,935         4,591
Kraft production (tons).......................      290         437            63               394             436           439
Market pulp production (tons).................      550         572            71               568           1,127         1,009
Solid bleached sulfate production (tons)......       68
Coated boxboard production (tons).............       85          79             8                70              76            77
Corrugated containers sold (billion sq. ft.)..     64.1        62.5           6.6              55.8            55.7          53.1
Multiwall bags sold (tons)....................      247         249            27               217             248           240
Number of employees...........................   25,600      21,900        23,000                            24,600        24,200

Notes to Selected Financial Data

(a) Results for 2000 include St. Laurent's operations after May 31, 2000, the date of the St. Laurent acquisition.

(b) On November 18, 1998, we completed a merger with a wholly-owned subsidiary of Smurfit-Stone. The merger was accounted for as a purchase business combination, and accordingly, purchase accounting adjustments, including goodwill, have been pushed down and are reflected in our financial statements subsequent to November 18, 1998. The financial statements for periods before November 18, 1998 were prepared using the historical basis of accounting and are designated as "Predecessor". The comparability of operating results for the Predecessor periods and the periods subsequent to November 18, 1998 are affected by the purchase accounting adjustments.

(c) Net sales for all periods have been restated to comply with the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". Previously, we recognized shipping and handling costs as a reduction to net sales. Shipping and handling costs are now included in cost of goods sold. The reclassification had no effect on income from operations. The effect of this reclassification increased net sales and cost of goods sold from previously reported amounts by $159 million in 1999, $160 million in 1998, $153 million in 1997 and $153 million in 1996.

(d) In connection with the 1998 merger with Smurfit-Stone, we recorded a pretax restructuring charge of $53 million in 2000 related to the permanent shutdown of a containerboard mill and seven other operations.

(e) Subsequent to the 1998 merger with Smurfit-Stone, earnings per share information is no longer presented because we are a wholly-owned subsidiary of Smurfit-Stone.

(f) Certain prior year amounts have been restated to conform to current year presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL
-------

Market conditions and demand for containerboard and corrugated containers, our primary products, have historically been subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability.

Market conditions were generally weak in 1997 and 1998 due primarily to excess capacity within the industry. During the second half of 1998, the containerboard industry took market related downtime, resulting in a significant reduction in inventory levels. In addition, several paper companies, including Stone Container, permanently shut down paper mill operations approximating 6% of industry capacity. The balance between supply and demand for containerboard improved as a result of the shutdowns and inventories were reduced. Corrugated container shipments for the industry were strong in 1999, increasing approximately 2% compared to 1998. As a result of these developments, linerboard prices rose $90 per ton in 1999, and increased an additional $50 per ton in February 2000. Domestic economic growth slowed in the second half of 2000. This slowdown, in addition to weak export markets exerted downward pressure on containerboard demand. In order to maintain a balance between supply and demand, the industry took extensive market related downtime in 2000. In January 2001, sluggish corrugated demand resulted in a $15 per ton decline in linerboard pricing to $465 per ton. We do not expect a recovery in demand for corrugated containers until the U.S. economy strengthens.

Market pulp is also subject to cyclical changes in the economy and changes in industry capacity. Mill closures, market related downtime and the recovery of the Asian markets resulted in tighter supplies and a recovery in prices in 1999. As a result, market prices increased approximately $160 per metric ton in 1999 and $100 per metric ton in 2000. Demand for market pulp weakened in the second half of 2000 and pulp producers took market related downtime in the fourth quarter. As a result of the weakening demand, significant price discounting has occurred in certain markets.

Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our products. Demand for reclaimed fiber, which was weak in 1998, grew stronger in 1999 primarily as a result of strong export demand. Reclaimed fiber prices rose in 1999, but declined in the second half of 2000 due primarily to lower demand brought about by the extensive market related downtime taken by containerboard mills as described above. The price of old corrugated containers, commonly known as OCC, the principal grade used in recycled containerboard mills, was higher in 2000 compared to 1999 by approximately 8%. Wood fiber prices declined 4% in 2000 compared to 1999.

ACQUISITION
-----------

On May 31, 2000, we acquired St. Laurent. The St. Laurent acquisition was accounted for as a purchase business combination and, accordingly, the results of operations of St. Laurent have been included in the Consolidated Statements of Operations after May 31, 2000. The cost to acquire St. Laurent has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation resulted in acquired goodwill of approximately $195 million, which is being amortized on a straight-line basis over 40 years. In connection with the St. Laurent acquisition, we recorded exit liabilities of $10 million in 2000 for the termination of certain St. Laurent employees, liabilities for long-term commitments and the permanent shutdown of a container plant, which were included in the preliminary allocation of the cost to acquire St. Laurent. Cash payments for exit liabilities in 2000 were $3 million and future cash outlays will be $6 million in 2001 and $1 million in 2002.

Synergy savings of $50 million from the St. Laurent acquisition are targeted by the end of 2001. These synergies will be achieved through a combination of purchasing savings, supply chain management, manufacturing efficiencies and administrative reductions.

MERGER AND RESTRUCTURING
------------------------

As previously discussed, on November 18, 1998, a wholly-owned subsidiary of Smurfit-Stone merged with Stone Container. In connection with the merger, we restructured our operations. The most significant elements of the restructuring for Stone Container included the permanent closure of two paper mills, having approximately 500,000 tons of containerboard capacity and approximately 400,000 tons of market pulp capacity, and 12 additional facilities.

Smurfit-Stone's cost to acquire Stone Container, included among other things, adjustments to fair value of property, plant and equipment associated with the closure of certain facilities and establishment of liabilities for the termination of certain employees, long-term commitments and the resolution of litigation related to our investment in Florida Coast Paper Company, L.L.C. In 2000, we recorded a restructuring charge of $53 million related to the permanent shutdown of certain of the facilities discussed above.

The restructuring of our operations in connection with the merger was completed in 2000. Annualized synergy savings in excess of $350 million have been achieved by Smurfit-Stone primarily as a result of optimization of the combined manufacturing systems of Jefferson Smurfit (U.S.) and Stone Container, purchasing leverage and reduction of selling and administrative cost.

Since the merger with Smurfit-Stone, through December 31, 2000, Stone Container has incurred approximately $187 million (82%) of the planned cash expenditures to close facilities and to pay severance and other exit liabilities. Approximately 66% of the expenditure related to the Florida Coast settlement. The exit liabilities remaining as of December 31, 2000 consisted of $42 million of anticipated cash expenditures. Future cash outlays, principally for the long-term commitments, are anticipated to be $14 million in 2001, $7 million in 2002 and $21 million thereafter. The remaining cash expenditures will continue to be funded through operations as originally planned.

RESULTS OF OPERATIONS
---------------------

Segment Data
(In millions)

For purposes of the following discussion of results of operations, the 1998 financial information for the period before November 18, 1998 (the Predecessor) has been combined with the financial information for the period from November 19 to December 31, 1998. The financial statements for the Predecessor period were prepared using Stone Container's historical basis of accounting. The comparability of operating results for the Predecessor period and the periods encompassing push down accounting are affected by the purchase accounting adjustments.

                                                           2000                        1999                        1998
                                               ---------------------------  --------------------------  ------------------------
                                                   Net         Profit/         Net         Profit/         Net         Profit/
                                                  Sales        (Loss)         Sales        (Loss)         Sales        (Loss)
                                               ---------------------------------------------------------------------------------
Containerboard and corrugated containers.......  $  4,590    $    738        $  3,407    $    322        $  3,746    $    (22)
Specialty packaging............................       517          32             524          37             532          35
International..................................       587          37             567          30             588          22
Other operations...............................        44          (2)              2          (3)             13         (51)
                                                 --------    --------        --------    --------        --------    --------
 Total operations..............................  $  5,738         805        $  4,500         386        $  4,879         (16)
                                                 ========                    ========                    ========
Restructuring charge...........................                   (53)
Interest expense, net..........................                  (371)                       (340)                       (452)
Other, net.....................................                  (140)                       (121)                       (421)
                                                             --------                    --------                    --------
Net income (loss) before income taxes and
 extraordinary item............................              $    241                    $    (75)                   $   (889)
                                                             ========                    ========                    ========

Other, net includes corporate expenses, intracompany profit elimination and LIFO expense, goodwill amortization, corporate charges to segments for working capital interest, gains or losses on asset sales and other expenses not allocated to segments.

2000 COMPARED TO 1999
---------------------

Improvements in containerboard and other markets and the St. Laurent acquisition were the primary reasons for the increases in net sales and operating profits in 2000. Net sales increased 28% compared to 1999 and operating profits increased 109%. Other, net expense was higher in 2000 compared to 1999 due primarily to higher goodwill amortization and corporate expenses related to the St. Laurent acquisition and a $39 million gain on an asset sale in 1999. Other, net in 2000 was favorably impacted by the effects of lower intracompany profit elimination and LIFO expense. Interest expense, net increased by $31 million due to higher average interest rates and to new borrowings used to fund the St. Laurent acquisition. The increases (decreases) in net sales for each of our segments are shown in the chart below.

Income before income taxes and extraordinary item improved $316 million compared to 1999. Net income in 2000 was $108 million as compared to a loss of $85 million in 1999.

(In millions)                                                              2000 Compared to 1999
                                          -------------------------------------------------------------------------------------
                                               Container-
                                                board &
                                               Corrugated        Specialty                            Other
                                               Containers        Packaging      International       Operations         Total
                                               ----------        ---------      -------------       ----------         -----
Increase (decrease) in net sales due to:
  Sales price and product mix.............           $  573              $ 27              $ 1            $           $  601
  Sales volume............................              (22)              (18)              25                           (15)
  Acquisition and other...................              754                                                44            798
  Closed or sold facilities...............             (122)              (16)              (6)            (2)          (146)
                                                     ------              ----              ---            ---         ------
Net increase (decrease)...................           $1,183              $ (7)             $20            $42         $1,238
                                                     ======              ====              ===            ===         ======

Containerboard and Corrugated Containers Segment
Net sales for 2000 increased by 35% compared to 1999 due to higher sales prices and the St. Laurent acquisition. Profits improved by $416 million to $738 million. Market conditions were stronger in the first half of the year, enabling us to implement a linerboard price increase on February 1, followed by corresponding price increases for corrugated containers. Although shipments grew weaker as the year progressed, we were able to maintain the price increases achieved earlier in the year. On average, corrugated container prices improved by 15% compared to last year and linerboard prices were higher by 17%. Strong demand for market pulp drove prices higher in the first half of 2000. Demand for market pulp weakened in the second half of 2000 and significant price discounting has occurred in certain markets. The average price of market pulp for 2000 was 31% higher compared to 1999. The average sales price of kraft paper increased 15% compared to 1999.

Production of containerboard increased 16% compared to 1999 due to the St. Laurent acquisition. Exclusive of St. Laurent, production of containerboard declined 3% compared to last year as a result of the higher levels of market related downtime. Shipments of corrugated containers increased 1% compared to last year. Exclusive of St. Laurent, shipments of corrugated containers declined 6% due to container plant closures and weaker demand in the second half of the year. Production of market pulp declined 4% primarily due to market related downtime taken in the fourth quarter of 2000. Kraft paper production declined 34% compared to 1999 primarily due to the shifting of available capacity from kraft paper to containerboard.

Profits increased due to the higher average prices and the St. Laurent acquisition. Profits were negatively impacted by market related downtime and higher cost of energy and fiber. Cost of goods sold as a percent of net sales decreased to 77% for 2000 compared to 82% for 1999 due primarily to the higher average sales prices.

Specialty Packaging Segment
Net sales for 2000 decreased by 1% compared to 1999 and profit decreased $5 million to $32 million. Sales prices improved compared to 1999, but sales volume was lower due to plant closures and a labor strike at one of our operating facilities. Profits declined due primarily to the effects of the labor strike. Cost of goods sold as a percent of net sales was 84%, unchanged from 1999.

International Segment
Net sales for 2000 increased by 4% compared to 1999 and profit increased $7 million to $37 million. The increase in net sales was due to increases in volume for corrugated container operations and higher sales prices for containerboard and reclaimed fiber. Sales were negatively impacted compared to 1999 by the sale of a corrugated container operation located in Australia. Profits increased primarily due to the higher sales prices and a non-recurring gain on sale of land. Cost of goods sold as a percent of net sales increased from 85% in 1999 to 87% in 2000 due primarily to the inability of the corrugated container operations to pass on increased containerboard cost to customers.

Other Operations
Other operations include St. Laurent's consumer packaging facilities after May 31, 2000, the date of the St. Laurent acquisition. Other operations in 1999 consisted primarily of non-consolidated affiliates, which were subsequently sold.

Costs and Expenses
Cost of goods sold for 2000 in our Consolidated Statements of Operations increased compared to 1999 due primarily to the St. Laurent acquisition. Cost of goods sold as a percent of net sales decreased from 87% in 1999 to 81% in 2000 due primarily to the higher average sales prices. The improvements were partially offset by the higher cost of energy and reclaimed fiber cost and the effects of the higher level of market related downtime.

Selling and administrative expenses as a percent of net sales decreased from 9% in 1999 to 8% in 2000 due primarily to higher average sales prices. Selling and administrative expenses for 2000 increased compared to 1999 due primarily to the St. Laurent acquisition.

Interest expense, net increased $31 million compared to 1999 due to higher average interest rates and to new borrowings used to fund the St. Laurent acquisition. Our overall average effective interest rate in 2000 was higher than 1999 by 0.5%.

Other, net in the Consolidated Statements of Operations declined in 2000 due primarily to a $39 million gain recorded in 1999 on the sale of our equity interest in Abitibi-Consolidated, Inc. and foreign exchange gains, which were more favorable in 1999.

The effective income tax rate for 2000 differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting. For information concerning income taxes see Liquidity and Capital Resources and
Note 9 of the Notes to Consolidated Financial Statements.

1999 COMPARED TO 1998

Net sales for 1999 decreased $379 million, or 8%, compared to 1998 due primarily to lower sales volume and the closure of operating facilities in the Containerboard and Corrugated Containers segment. Higher sales prices partially offset the decline in volume. Operating profits increased $402 million compared to 1998 due primarily to the performance of our Containerboard and Corrugated Containers segment. Other, net in 1999 improved $300 million compared to 1998 due primarily to the write-down of certain investments in 1998 and reductions in administrative expenses. The increases or (decreases) in net sales for each of our segments is shown in the chart below.

Loss before income taxes and extraordinary item was $75 million in 1999 as compared to $889 million in 1998. Net loss in 1999 was $85 million as compared to a loss of $793 million in 1998.

(In millions)                                                             1999 Compared to 1998
                                          -----------------------------------------------------------------------------------
                                               Container-
                                                board &
                                               Corrugated       Specialty                           Other
                                               Containers       Packaging     International       Operations         Total
                                               ----------      ----------     -------------       ----------         -----
Increase (decrease) in net sales due to:
 Sales price and product mix..............            $ 137            $  3             $(24)         $ (4)         $ 112
 Sales volume.............................             (190)              5               27                         (158)
 Closed or sold facilities................             (286)            (16)             (24)          ( 7)          (333)
                                                      -----            ----             ----          ----          -----
Net decrease..............................            $(339)           $ (8)            $(21)         $(11)         $(379)
                                                      =====            ====             ====          ====          =====

Containerboard and Corrugated Containers Segment
Net sales of $3,407 million for 1999 decreased by 9% compared to 1998. The benefit from the improvement in sales prices was offset by a reduction in containerboard sales volume, plant closures resulting from the our merger with Smurfit-Stone and the sale of our newsprint operation located in Snowflake, Arizona in October 1998. We were able to implement two price increases for containerboard in 1999, totaling $90 per ton for linerboard and $130 per ton for medium. On average, linerboard and corrugated container prices increased 8% and 2%, respectively, compared to 1998. The average price of kraft paper and market pulp in 1999 increased 4% and 15%, respectively, compared to 1998.

Containerboard production tons in 1999 decreased by 1% and pulp production declined 10% compared to 1998 due primarily to the mill closures. Production of kraft paper declined 4%. Corrugated container shipments were unchanged from 1998.

Profits improved by $344 million compared to 1998 to $322 million due to higher sales prices, plant shutdowns, reduced mill downtime, cost saving initiatives undertaken in connection with our merger with Smurfit-Stone and the elimination of losses related to our non-consolidated affiliates divested during 1998 and 1999. Cost of goods sold as a percent of net sales decreased to 82% for 1999 compared to 92% for 1998.

Specialty Packaging Segment
Net sales for 1999 decreased by 2% compared to 1998 due primarily to plant closures. Profits improved by $2 million compared to 1998 due primarily to higher sales prices. Cost of goods sold as a percent of net sales decreased to 83% for 1999 compared to 88% for 1998 due primarily to the higher average sales prices.

International Segment
Net sales for 1999 decreased by 4% compared to 1998 due to lower average sales prices in Europe and the sale of our corrugated container operations located in Australia. Exclusive of the Australia operations, shipments of corrugated containers increased 5% compared to 1998. Profits improved by $8 million compared to 1998 due primarily to elimination of losses related to our non-consolidated affiliates divested after our merger with Smurfit-Stone. Cost of goods sold as a percent of net sales decreased from 87% in 1998 to 85% in 1999.

Other Operations
Net sales of other operations declined due primarily to plant closures. Profits improved due primarily to elimination of losses related to our non-consolidated affiliate Abitibi-Consolidated, Inc that we divested in 1999.

Costs and Expenses
Cost of goods sold for 1999 in the Consolidated Statements of Operations decreased compared to 1998 due primarily to the effects of our merger with Smurfit-Stone and the sale of the Snowflake mill. Such decreases were partially offset by higher LIFO expense, higher depreciation expense related to the fair value adjustments made to the historical basis of property, plant and equipment in the purchase price allocation adjustment and increased goodwill amortization charges. Overall cost of goods sold as a percent of net sales decreased from 92% in 1998 to 87% in 1999 due primarily to the effects of the merger and higher average sales prices.

Selling and administrative expenses for 1999 decreased compared to 1998 due primarily to staff reductions, certain other merger synergies achieved and a reduction in bad debt expense. Selling and administrative expenses as a percent of net sales decreased from 11% in 1998 to 9% in 1999.

Interest expense, net decreased $112 million compared to 1998 primarily as a result of lower average outstanding borrowings during 1999.

Other, net in the Consolidated Statements of Operations improved in 1999 due primarily to non-cash charges in 1998 of $174 million for the write-down of certain investments and assets. In addition, we recorded foreign exchange gains in 1999 as compared to foreign exchange losses in 1998. Other, net included a gain of $39 million on the sale of shares of Abitibi in 1999 and a gain of $37 million on the sale of the Snowflake mill in 1998. In connection with our merger with Smurfit-Stone, we recorded charges of $32 million in the 1998 Predecessor period related to certain merger transactions cost and change in control payments.

The effective income tax rate for 1999 differed from the federal statutory tax rate due to several factors, the most significant of which was the effect of permanent differences from applying purchase accounting.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General
In 2000, net cash provided by operating activities of $558 million, borrowings under bank credit facilities of $1,525 million and proceeds from the sale of assets of $70 million were used to fund the $631 million cash component of the St. Laurent acquisition, net debt repayments of $1,246 million, financing fees of $17 million and property additions of $247 million. Debt repayments for 2000 included the $559 million redemption of our outstanding 9.875% senior notes due February 1, 2001, repayment of approximately

$376 million of existing indebtedness of St. Laurent, prepayments on our bank term loans and scheduled debt repayments.

On November 15, 2000, pursuant to an Agreement and Plan of Merger among Smurfit-Stone, SCC Merger Co. and Stone Container, approximately 4.6 million shares of $1.75 Series E Preferred Stock of Stone Container were converted into approximately 4.6 million shares of 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock of Smurfit-Stone. In addition a cash payment of $6.4425 per share, totaling approximately $30 million, was made by Smurfit-Stone to the holders of the Stone Container Preferred Stock. The cash payment was equal to the accrued and unpaid dividends on each share of the Stone Container Preferred Stock, less $0.12 per share to cover certain transaction related expenses. Smurfit-Stone made a $78 million capital contribution to the company to effect the Preferred Stock exchange.

On May 31, 2000, we acquired St. Laurent. The total consideration paid in connection with the St. Laurent acquisition was approximately $1.4 billion, consisting of approximately $631 million in cash, approximately 25.3 million shares of Smurfit-Stone common stock and the assumption of $376 million of St. Laurent's debt. The cash portion of the purchase price was financed through borrowings under certain of our credit facilities, including a new credit facility. The new credit facility consists of (i) $950 million in the form of Tranche G and Tranche H term loans maturing on December 31, 2006, and (ii) a $100 million revolving credit facility maturing on December 31, 2005. The proceeds of the new credit facility were used to fund the cash component of the St. Laurent acquisition, refinance certain existing indebtedness of St. Laurent and pay fees and expenses related to the acquisition. The new revolving credit facility will be used for general corporate purposes. The new credit facility is secured by a security interest in substantially all of the assets acquired in the St. Laurent acquisition.

In May 2000, we sold our market pulp mill at the Port Wentworth, Georgia mill site to a third party. Net proceeds of approximately $58 million from the sale were used for debt reduction.

Financing Activities
On January 25, 2001, we issued $750 million of 9.75% senior notes due 2011 and $300 million of 9.25% senior notes due 2008 (the New Senior Notes). The proceeds of this issuance, along with additional borrowings on the Stone Container revolving credit facility of $34 million, were used on February 23, 2001 to redeem (i) $200 million aggregate principal amount of 10.75% senior subordinated debentures due April 1, 2002, (ii) $100 million aggregate principal amount of 10.75% senior subordinated debentures and 1.5% supplemental interest certificates due April 1, 2002, (iii) $45 million aggregate principal of 6.75% convertible subordinated debentures due February 15, 2007, (iv) $500 million aggregate principal of 10.75% first mortgage notes due October 1, 2002 and (v) $200 million aggregate principal of 11.50% senior notes due October 1, 2004. In addition, the proceeds were used to pay $39 million in fees, call premiums and other expenses related to these transactions. The New Senior Notes have not been registered under the Securities Act of 1933 and are subject to certain transfer restrictions. If, by July 18, 2001, we do not consummate a registered exchange offer for a series of notes or cause a shelf registration statement with respect to resales of such series of notes to be declared effective, the interest rate on the notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or the effectiveness of a shelf registration statement.

After giving effect to the issuance of the New Senior Notes, we have senior notes aggregating $1,081 million which are redeemable, in whole or in part, at our option at various dates beginning in August 2001, at par plus a weighted average premium of 4.08%.

On November 30, 2000, we prepaid $147 million of the 10.75% senior subordinated debentures and 1.50% supplemental interest certificates due April 1, 2002.

On March 31, 2000, we amended and restated our existing bank credit agreement pursuant to which a group of financial institutions provided an additional $575 million to us in the form of a Tranche F term loan maturing on December 31, 2005 and extended the maturity date of the revolving credit agreement to December 31, 2005. On April 28, 2000, we used $559 million of the proceeds of the Tranche F term loan to redeem the 9.875% senior notes due February 1, 2001.

Our credit agreements contain various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness
(iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The credit agreements also require prepayments if we have excess cash flows, as defined, or receive proceeds from certain asset sales or incurrence of certain indebtedness. The obligations under the credit agreements are secured by a security interest in substantially all of our assets and 65% of the stock of our Canadian subsidiary. The security interest excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container facilities. Such restrictions, together with our highly leveraged position, could restrict corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The indentures governing our 11.50% Senior Notes due 2006 and the 12.58% Rating Adjustable Senior Notes due 2016, totaling $325 million at December 31, 2000 generally provide that in the event of a "change of control" (as defined in the indentures), we must offer to repurchase these senior notes. Our merger with Smurfit-Stone constituted such a change of control. As a result, we are required to make an offer to repurchase these senior notes at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon), provided however, if such repurchase would constitute an event of default under our bank debt, prior to making an offer to repurchase these senior notes, the indentures require that we either pay our bank debt or obtain the consent of our bank lenders. A repurchase of these senior notes is currently prohibited by the terms of our bank debt. Although the terms of these senior notes refer to an obligation to repay our bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not expressly specify a deadline following the applicable change of control for taking such actions. We have sought and intend to actively seek commercially acceptable sources of financing to repay such bank debt or alternative financing arrangements which would cause the bank lenders to consent to the repurchase of these senior notes. There can be no assurance that we will be successful in obtaining such financing or consents or as to the terms of any such financing or consents. If we are unsuccessful in repaying our bank debt or obtaining the requisite consents from the lenders thereunder, holders of these senior notes may assert that we are obligated to offer to repurchase the notes as a result of the change of control or may assert other damages.

Based upon covenants in certain of the indentures, we are required to maintain certain levels of equity. If the minimum equity levels are not maintained for two consecutive quarters, the applicable interest rates on the indentures are increased by 50 basis points per semiannual interest period (up to a maximum of 200 basis points) until the minimum equity level is attained. Our equity level has exceeded the minimum since April 1999.

We expect internally generated cash flows and existing financing resources will be sufficient for the next several years to meet our ordinary course obligations, including debt service, expenditures under the Cluster Rule and other capital expenditures. We intend to hold capital expenditures below our annual depreciation levels for the next several years. Scheduled debt payments, after giving effect to the New Stone Senior Notes and the related debt redemption on February 23, 2001, are $29 million in 2001 and $37 million in 2002, with increasing amounts thereafter. We expect to use any excess cash flows provided by operations to make further debt reductions. As of December 31, 2000, we had $437 million of unused borrowing capacity under our credit agreements.

Income Tax Matters
At December 31, 2000, we had approximately $1,000 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2019, with a tax value of $350 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. Further, we had net operating loss carryforwards for state purposes with a tax value of $77 million, which expire from 2001 through 2020. A valuation allowance of $46 million has been established for a portion of these deferred taxes. We had approximately $32 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

Environmental Matters
Our operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over our foreign operations. We have made, and expect to continue to make, significant capital expenditures to comply with water, air, solid and hazardous waste and other environmental laws and regulations. Capital expenditures for environmental control equipment and facilities were approximately $133 million in 2000 and $14 million in 1999. We anticipate that environmental capital expenditures will approximate $37 million in 2001. The majority of the expenditures in 2000 and 2001 relate to projects required to comply with the Cluster Rule. In November 1997, the EPA issued the Cluster Rule, which made existing requirements for discharge of wastewater under the Clean Water Act more stringent and imposed new, more stringent requirements on air emissions under the Clean Air Act for the pulp and paper industry. Although portions of the Cluster Rule are not yet fully promulgated, we currently believe we may be required to make additional capital expenditures of up to $45 million during the next several years in order to meet the requirements of the new regulations. Also, additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service.

In addition, we are from time to time subject to litigation and governmental proceedings regarding environmental matters in which compliance action and injunctive and/or monetary relief are sought. We have been named as a PRP at a number of sites, which are the subject of remedial activity under CERCLA or comparable state laws. Although we are subject to joint and several liability imposed under CERCLA, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Payments related to cleanup at existing and former operating sites and CERCLA sites were not material to our liquidity during 2000. Future environmental regulations may have an unpredictable adverse effect on our operations and earnings, but they are not expected to adversely affect our competitive position.

Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on engineering studies and legislative and technological developments which cannot be predicted at this time, such costs could increase as environmental regulations become more stringent. Environmental expenditures include projects which, in addition to meeting environmental concerns, may yield certain benefits to us in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation costs) represent ongoing costs to us.

Effects of Inflation
Although inflation has slowed in recent years, it is still a factor in the economy and we continue to seek ways to mitigate its impact. In 2000, energy resources were tight in certain areas of the United States and prices of natural gas and purchased electricity escalated dramatically. Our paper mills are large users of energy and we attempt to mitigate these cost increases through hedging programs and supply contracts. With the exception of energy cost, inflationary increases in operating costs have been moderate during the last three years and have not had a material impact on our financial position or operating results.

We use the last-in, first-out method of accounting for approximately 53% of our inventories. Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.

As a result of our merger with Smurfit-Stone and the recent St. Laurent acquisition, our asset values were adjusted to fair market value in the allocations of the purchase price in both transactions. Therefore, depreciation expense in future years will approximate current cost of productive capacity being consumed.

Prospective Accounting Standards
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000. We will adopt Statement No. 133 effective January 1, 2001. The statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on our derivative positions at December 31, 2000, we estimate that upon adoption we will record an asset for the fair value of existing derivatives of approximately $5 million and a corresponding reduction in cost of goods sold.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

Foreign Currency Risk
We are exposed to foreign currency rate risk. Our principal foreign exchange exposures are the Canadian dollar and the German mark. In general, with a net asset exposure, a weakening of these currencies relative to the U.S. dollar has a negative translation effect. Conversely, with a net asset exposure, a strengthening of these currencies would have the opposite effect. The average exchange rates for the German mark weakened against the U.S. dollar in 2000 by 15.2%, while the Canadian dollar remained unchanged.

Assets and liabilities outside the United States are primarily located in Canada and Germany. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada. The functional currency for the Canadian operations was changed from their local currency to the U.S. dollar beginning on June 1, 2000, in conjunction with the St. Laurent acquisition. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged. The potential loss in fair value resulting from a hypothetical 10% adverse change in the German Mark exchange rate would be approximately $8 million and in the Canadian dollar exchange rate would be $16 million at December 31, 2000. Any loss in fair value, associated with the German mark, in the Consolidated Balance Sheets would be reflected as a cumulative translation adjustment in Accumulated Other Comprehensive Income and would not impact our net income. A gain or loss in fair value, associated with the Canadian dollar, in the Consolidated Balance Sheets would be recorded as a gain or loss on foreign currency transactions.

In 2000, 1999 and 1998, the average exchange rates for the Canadian dollar and the German mark strengthened (weakened) against the U.S. dollar as follows:

                                                       Year ended December 31,
                                                      ------------------------
                                                       2000      1999     1998
                                                      -----     -----    -----
  Canadian dollar...............................           %    (0.2)%   (7.1)%
  German mark...................................      (15.2)    (4.4)    (1.4)

We enter into foreign currency exchange agreements. There were no foreign currency exchange agreements at December 31, 2000.

Interest Rate Risk
Our earnings and cash flow are significantly affected by the amount of interest on our indebtedness. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Management's objective is to protect Stone Container from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. We do not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at December 31, 2000.

The table below presents principal amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Note 7 of the Notes to Consolidated Financial Statements.

Short and Long-Term Debt
Outstanding as of December 31, 2000                                                                     There-               Fair
 (U.S.$, in  millions)                               2001       2002       2003       2004       2005   after     Total     Value
-----------------------------------------------------------------------------------------------------------------------------------
U.S. bank term loans and revolver -
   10.2% average interest rate (variable)......     $  13      $  13      $ 580      $   6      $ 725    $  750    $2,087    $2,082
U.S. senior and senior subordinated notes -
   11.0% average interest rate (fixed).........         1        801          2        202          2       442     1,450     1,466
U.S. industrial revenue bonds -
   8.9% average interest rate (fixed)..........         3         13         13         13         13       168       223       223
German mark bank term loans -
   5.5% average interest rate (variable).......         5          5          1          1                             12        12
Other-U.S......................................         9          7          3          2                    1        22        22
Other-foreign..................................         3          3          3          2          2         6        19        19
                                               ------------------------------------------------------------------------------------
Total debt.....................................     $  34      $ 842      $ 602      $ 226      $ 742    $1,367    $3,813    $3,824
                                               ====================================================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

                                                                                                           Page No.
                                                                                                           --------
Index to Financial Statements
     Management's Responsibility for Financial Statements............................................         25
     Report of Independent Auditors..................................................................         26
     Consolidated Balance Sheets - December 31, 2000 and 1999........................................         27
     For the years ended December 31, 2000, 1999 and 1998:...........................................
         Consolidated Statements of Operations.......................................................         28
         Consolidated Statements of Stockholders' Equity.............................................         29
         Consolidated Statements of Cash Flows.......................................................         30
     Notes to Consolidated Financial Statements......................................................         31
The following consolidated financial statement schedule is included in Item 14(a):

          II:   Valuation and Qualifying Accounts and Reserves.......................................         57

All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS



The Management of Stone Container is responsible for the information contained in the consolidated financial statements and in other parts of this report. The consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States appropriate in the circumstances and necessarily include certain amounts based on management's best estimate and judgment.

We maintain a system of internal accounting control, which we believe is sufficient to provide reasonable assurance that in all material respects transactions are properly authorized and recorded, financial reporting responsibilities are met and accountability for assets is maintained. In establishing and maintaining any system of internal control, judgment is required to assess and balance the relative costs and expected benefits. Management believes that through the careful selection of employees, the division of responsibilities and the application of formal policies and procedures, Stone Container has an effective and responsive system of internal accounting controls. The system is monitored by our staff of internal auditors, who evaluate and report to management on the effectiveness of the system.



/s/ Ray M. Curran
-------------------------------------
Ray M. Curran
President and Chief Executive Officer



/s/  Paul K. Kaufmann
------------------------------------
Paul K. Kaufmann
Vice President and Corporate Controller
(Principal Accounting Officer)

                        Report of Independent Auditors

  Board of Directors
  Stone Container Corporation

  We have audited the accompanying consolidated balance sheets of Stone Container Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, the period from November 19 to December 31, 1998, and the period from January 1 to November 18, 1998 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone Container Corporation at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999, the period from November 19 to December 31, 1998, and the period from January 1 to November 18, 1998 (Predecessor) in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2000 and 1999, the period from November 19 to December 31, 1998, and the period from January 1 to November 18, 1998 (Predecessor), when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           /s/ Ernst & Young LLP
                                                           ---------------------
                                                           Ernst & Young LLP
  St. Louis, Missouri
  January 29, 2001,
  except for paragraph 1 of Note 7, as to
  which the date is February 23, 2001

                            STONE CONTAINER CORPORATION
                            CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)                                             2000                   1999
=======================================================================================================================
Assets

Current assets
  Cash and cash equivalents.........................................................    $    24                 $    13
  Receivables, less allowances of $44 in 2000 and $41 in 1999.......................        369                     343
  Inventories
    Work-in-process and finished goods..............................................        154                     143
    Materials and supplies..........................................................        385                     357
                                                                                         ------------------------------
                                                                                            539                     500
  Deferred income taxes.............................................................        159                      88
  Prepaid expenses and other current assets.........................................         42                      48
                                                                                         ------------------------------
      Total current assets........................................................        1,133                     992
Net property, plant and equipment...................................................      4,348                   3,089
Timberland, less timber depletion...................................................         58                      21
Goodwill, less accumulated amortization of $161 in 2000 and $79 in 1999.............      3,170                   3,123
Investment in equity of non-consolidated affiliates.................................        132                     136
Other assets........................................................................        210                     204
                                                                                         ------------------------------
                                                                                        $ 9,051                 $ 7,565
=======================================================================================================================
Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt..............................................    $    34                 $   162
  Accounts payable..................................................................        405                     365
  Accrued compensation and payroll taxes............................................        118                     119
  Interest payable..................................................................         71                      82
  Other current liabilities.........................................................        136                     232
                                                                                         ------------------------------
       Total current liabilities...................................................         764                     960
Long-term debt, less current maturities.............................................      3,779                   2,995
Other long-term liabilities.........................................................        708                     668
Deferred income taxes...............................................................        797                     436
Stockholders' equity
  Series E preferred stock, par value $.01 per share; no shares authorized, issued or outstanding in 2000; 10,000,000 shares authorized; 4,599,300
    issued and outstanding in 1999..................................................                                 78
  Common stock, par value $.01 per share; 200,000,000 shares authorized,
    135,335,381 shares issued and outstanding in 2000 and 200,000,000 shares
    authorized, 110,000,000 shares issued and outstanding in 1999...................          1                       1
  Additional paid-in capital........................................................      3,015                   2,544
  Retained earnings (deficit).......................................................          2                    (113)
  Accumulated other comprehensive income (loss).....................................        (15)                     (4)
                                                                                         ------------------------------
      Total stockholders' equity....................................................      3,003                   2,506
                                                                                         ------------------------------
                                                                                        $ 9,051                 $ 7,565
=======================================================================================================================

See notes to consolidated financial statements.

                     STONE CONTAINER CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                     Predecessor
                                                                                                                     -----------
                                                                                                    Period from      Period from
                                                                   Year Ended       Year Ended     November 19 to    January 1 to
                                                                   December 31,     December 31,    December 31,     November 18,
(In millions, except per share data)                                  2000             1999             1998             1998
====================================================================================================================================
Net sales..........................................................   $ 5,738            $ 4,500            $ 480         $ 4,399
Costs and expenses
 Cost of goods sold................................................     4,629              3,914              448           4,049
 Selling and administrative expenses...............................       465                389               47             502

 Restructuring charge..............................................        53
                                                                     ------------------------------------------------------------
  Income (loss) from operations....................................       591                197              (15)           (152)
Other income (expense)
 Interest expense, net.............................................      (371)              (340)             (45)           (407)
 Equity income (loss) of affiliates................................        13                 12                4             (92)
 Other, net........................................................         8                 56                4            (186)
                                                                     ------------------------------------------------------------
  Income (loss) before income taxes and extraordinary item.........       241                (75)             (52)           (837)
Benefit from (provision for) income taxes..........................      (126)                                 16              88
                                                                     ------------------------------------------------------------
 Income (loss) before extraordinary item...........................       115                (75)             (36)           (749)
Extraordinary item
 Loss from early extinguishment of debt, net of income
  tax benefit of $1 in 1999........................................                           (2)
                                                                     ------------------------------------------------------------
  Net income (loss)................................................       115                (77)             (36)           (749)
Preferred stock dividends..........................................        (7)                (8)              (1)             (7)
                                                                     ------------------------------------------------------------
  Net income (loss) applicable to common shares....................     $ 108              $ (85)           $ (37)        $  (756)
                                                                     ============================================================

Basic earnings per common share
 Income (loss) before extraordinary item...........................                                                       $ (7.43)
 Extraordinary item................................................
                                                                     ------------------------------------------------------------
  Net loss.........................................................                                                       $ (7.43)
                                                                     ============================================================
Weighted average shares outstanding................................                                                           102
                                                                     ============================================================
Diluted earnings per common share
 Income (loss) before extraordinary item...........................                                                       $ (7.43)
 Extraordinary item................................................
                                                                     ------------------------------------------------------------
  Net loss.........................................................                                                       $ (7.43)
                                                                     ============================================================
Weighted average shares outstanding................................                                                           102
=================================================================================================================================

See notes to consolidated financial statements.

                           STONE CONTAINER CORPORATION

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


(In millions)
===================================================================================================================================
                                                                                          Stockholders' Equity
                                                                       ------------------------------------------------------------
                                                                                                              Accumulated
                                                     Number of Shares                   Additional Retained      Other
                                                   -------------------
                                                     Preferred Common  Preferred Common  Paid-In   Earnings  Comprehensive
                                                       Stock    Stock     Stock  Stock   Capital   (Deficit)  Income (Loss)   Total
                                                      -----------------------------------------------------------------------------
Predecessor
-----------

Balance at January 1, 1998.......................         5       99    $   115  $  966  $          $  (472) $     (332)    $   277
Comprehensive income (loss)
   Net loss......................................                                                      (749)                   (749)
   Other comprehensive income (loss), net of tax
    Increase in minimum pension liability........                                                                   (21)        (21)
    Foreign currency translation adjustment......                                                                   (76)        (76)
                                                      -----------------------------------------------------------------------------
     Comprehensive income (loss).................                                                      (749)        (97)       (846)
Debt conversion to common stock..................                  5                 59                                          59
Exercise of stock options and issuance of
   common stock under deferred benefit plan......                  1                  8                                           8
                                                      -----------------------------------------------------------------------------
Balance at November 18, 1998.....................         5      105        115   1,033              (1,221)       (429)       (502)

Effect of Stone Merger
   Retire predecessor common equity..............               (105)            (1,033)              1,221         429         617
   Excess of purchase price over common stock....                           (37)      1    2,244                              2,208
   Issuance of common stock......................                110
Comprehensive income (loss)
   Net loss......................................                                                       (36)                    (36)
   Other comprehensive income (loss), net of tax
    Foreign currency translation adjustment......                                                                     3           3
                                                      -----------------------------------------------------------------------------
     Comprehensive income (loss).................                                                       (36)          3         (33)
Capital contribution from SSCC...................                                            300                                300
                                                      -----------------------------------------------------------------------------
Balance at December 31, 1998.....................         5      110         78       1    2,544        (36)          3       2,590

Comprehensive income (loss)
   Net loss......................................                                                       (77)                    (77)
   Other comprehensive income (loss), net of tax
    Unrealized holding gain on marketable
        securities...............................                                                                     3           3
    Foreign currency translation adjustment......                                                                   (10)        (10)
                                                      -----------------------------------------------------------------------------
     Comprehensive income (loss).................                                                       (77)         (7)        (84)
                                                      -----------------------------------------------------------------------------
Balance at December 31, 1999.....................         5      110         78       1    2,544       (113)         (4)      2,506

Effect of St. Laurent Acquisition
   Issuance of common stock......................                 25                         393                                393
Comprehensive income (loss)
   Net income....................................                                                       115                     115
   Other comprehensive income (loss), net of tax
    Minimum pension liability....................                                                                    (3)         (3)
    Foreign currency translation adjustment......                                                                    (8)         (8)
                                                      -----------------------------------------------------------------------------
     Comprehensive income (loss).................                                                       115         (11)        104
Preferred stock transaction......................        (5)                (78)              78
                                                      -----------------------------------------------------------------------------
Balance at December 31, 2000.....................                135    $        $    1  $ 3,015    $     2  $      (15)      3,003
===================================================================================================================================

See notes to consolidated financial statements.

                     STONE CONTAINER CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                       Predecessor
                                                                                                                       -----------
                                                                                                      Period from      Period from
                                                                       Year Ended      Year Ended    November 19 to    January 1 to
                                                                      December 31,    December 31,    December 31,     November 18
(In millions)                                                             2000            1999            1998             1998
===================================================================================================================================
Cash flows from operating activities
 Net income (loss).................................................    $    115        $      (77)    $       (36)     $      (749)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
   Extraordinary loss from early extinguishment of debt............                             3
   Depreciation and amortization...................................         313               296              34              239
   Amortization of deferred debt issuance costs....................           3                 4                               19
   Deferred income taxes...........................................         108               (17)            (21)            (106)
   Non cash employee benefits......................................           7                 1               4                5
   Non cash restructuring charge...................................          32
   Foreign currency transaction (gains) losses.....................                            (7)             (4)              24
   Equity (income) loss of affiliates..............................         (13)              (12)             (4)              92
   Write-down of investments in non-consolidated affiliates........                                                            155
   Gain on sale of assets..........................................                           (39)                             (37)
   Change in current assets and liabilities, net of
    effects from acquisitions and dispositions
      Receivables..................................................          96              (166)             77               65
      Inventories..................................................          48                23                              111
      Prepaid expenses and other current assets....................          29                51             (12)              22
      Accounts payable and other current liabilities...............         (26)              104             (48)              49
      Interest payable.............................................         (11)              (17)             24              (29)
      Income taxes.................................................                            (3)                             (10)
    Other, net.....................................................        (143)              (72)             (2)             134
                                                                       -----------------------------------------------------------
 Net cash provided by (used for) operating activities..............         558                72              12              (16)
                                                                       -----------------------------------------------------------
Cash flows from investing activities
  Property additions...............................................        (247)              (87)            (22)            (145)
  Investments in and advances to affiliates, net...................                                                            (74)
  Proceeds from sales of assets....................................          70               544                              252
  Net proceeds from sale of receivables............................                           226
  Payment on acquisition, net of cash received.....................        (631)
  Other, net.......................................................                                                              2
                                                                       -----------------------------------------------------------
  Net cash provided by (used for) investing activities.............        (808)              683             (22)              35
                                                                       -----------------------------------------------------------
Cash flows from financing activities
  Debt repayments..................................................      (1,246)             (657)           (463)            (323)
  Borrowings.......................................................       1,525                                61              453
  Net repayments under accounts receivable
   securitization program..........................................                          (226)
  Deferred debt issuance costs.....................................         (17)                               (9)              (4)
  Capital contribution from SSCC...................................                                           300
  Proceeds from issuance of common stock...........................                                                              2
                                                                       -----------------------------------------------------------
  Net cash provided by (used for) financing activities.............         262              (883)           (111)             128
                                                                       -----------------------------------------------------------
  Effect of exchange rate changes on cash..........................          (1)                4                               (2)
                                                                       -----------------------------------------------------------
Increase (decrease) in cash and cash equivalents...................          11              (124)           (121)             145
Cash and cash equivalents
  Beginning of period..............................................          13               137             258              113
                                                                       -----------------------------------------------------------
  End of period....................................................    $     24        $       13     $       137      $       258
==================================================================================================================================


See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular amounts in millions, except per share data)


1.    Significant Accounting Policies

Basis of Presentation: Stone Container Corporation ("Stone"), hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"), which was formerly known as Jefferson Smurfit Corporation. On November 18, 1998, Stone was merged with a wholly-owned subsidiary of SSCC (the "Merger"). The Merger was accounted for as a purchase business combination and, accordingly, purchase accounting adjustments, including goodwill, have been pushed down and are reflected in these financial statements subsequent to November 18, 1998. The financial statements for the period ended before November 18, 1998, were prepared using Stone's historical basis of accounting and are designated as "Predecessor." The comparability of operating results for the Predecessor period and the periods subsequent to the Merger date are affected by the purchase accounting adjustments. On May 31, 2000, the Company acquired (the "St. Laurent Acquisition") St. Laurent Paperboard, Inc. ("St. Laurent") (See
Note 2).

Nature of Operations: The Company's major operations are containerboard and corrugated containers and specialty packaging products. The Company's paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers and bags at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. Customers and operations are located principally in North America. Credit is extended to customers based on an evaluation of their financial condition.

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

Revenue Recognition: In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 further defines the basic principles of revenue recognition and was adopted by the Company on October 1, 2000. The Company recognizes revenue at the time products are shipped to external customers. The adoption of SAB No. 101 did not have a material effect on the 2000 financial statements.

Shipping and Handling Costs: During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Previously, the Company recognized shipping and handling costs as a reduction to net sales. Effective with the adoption of SAB No. 101 on October 1, 2000, EITF 00-10 requires shipping and handling costs to be included in cost of goods sold. Accordingly, shipping and handling costs have been reclassified to cost of goods sold for all periods presented. The effect of adopting EITF 00-10 increased net sales and cost of goods sold from previously reported amounts by $159 million in 1999, $15 million for the period November 19, 1998 to December 31, 1998 and $145 million for the period January 1, 1998 to November 18, 1998.

Inventories: Inventories are valued at the lower of cost or market, under the last-in, first-out ("LIFO") method except for $255 million in 2000 and $186 million in 1999, which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $16 million and $12 million at December 31, 2000 and 1999, respectively.

Net Property, Plant and Equipment: Property, plant and equipment were recorded at fair market value on the date of the Merger. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Papermill machines have been assigned a useful life of 18 years, while major converting equipment has been assigned a remaining useful life of 12 years. Based upon preliminary appraisal results, property, plant and equipment of St. Laurent was recorded at fair value on the date of the acquisition and assigned useful lives consistent with the Company (See Note 2).

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

Income Taxes: The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 9).

Foreign Currency Translation: The functional currency for the majority of the Company's foreign operations is the applicable local currency, except for the operations of Canada. The functional currency for the Canadian operations was changed from their local currency to the U.S. dollar beginning on June 1, 2000, in conjunction with the St. Laurent Acquisition. This change had an insignificant impact on the current year consolidated financial statements.

Assets and liabilities for foreign operations using the local currency as the functional currency are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders' equity as part of accumulated other comprehensive income (See Note
13). Foreign currency transaction gains or losses are credited or charged to income. The functional currency for foreign operations operating in highly inflationary economies is the U.S. dollar, and any gains or losses are credited or charged to income.

Transfers of Financial Assets: The Company accounts for transfers of financial assets in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, financial assets transferred to qualifying special-purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gain or loss on sale of financial assets depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. Quoted market prices are generally not available for retained interests, so the Company generally estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions. The Company has complied with the disclosure requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, effective March 31, 2001, and more clearly defines the accounting standards for transfers of financial assets (See Note 4).

Employee Stock Options: The Company's employees participate in SSCC's stock-based plans. Accounting for stock-based plans is in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (See Note 12).

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

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 2000 presentation.

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

Prospective Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on the Company's derivative positions at December 31, 2000, the Company estimates that upon adoption it will record an asset for the fair value of existing derivatives of approximately $5 million and a corresponding reduction in cost of goods sold.

2.  St. Laurent Acquisition

The St. Laurent Acquisition was accounted for as a purchase business combination, and accordingly, the results of operations of St. Laurent have been included in the consolidated statements of operations of the Company after May 31, 2000. Each outstanding common share and restricted share unit of St. Laurent was exchanged for 0.5 shares of SSCC common stock and $12.50 in cash. The total consideration paid by the Company in connection with the St. Laurent Acquisition was approximately $1.4 billion, consisting of approximately $631 million in cash, approximately 25.3 million shares of SSCC common stock and the assumption of $376 million of St. Laurent's debt. The cash portion of the purchase price was financed through borrowings under certain of the Company's credit facilities, including a new credit facility entered into by the Company.

The cost to acquire St. Laurent has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized. The preliminary allocation has resulted in acquired goodwill of approximately $195 million, which is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma information presents the results of operations of the Company as if the St. Laurent Acquisition had taken place on January 1, 2000 and 1999, respectively:

                                                              2000      1999
                                                           ------------------

Net sales..................................................  $6,223   $5,433
Income (loss) before extraordinary item....................     106      (95)
Net income (loss)..........................................     106      (97)

The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the St. Laurent Acquisition occurred as of January 1, 2000 and 1999, respectively.

The following is a summary of the exit liabilities recorded in the preliminary allocation of the purchase price:

                                                Lease         Other
                                 Severance   Commitments   Commitments   Total
                               -------------------------------------------------
Opening balance                     $ 4          $ 2           $  4      $ 10
  Payments                           (1)                         (2)       (3)
                               -------------------------------------------------
Balance at December 31, 2000        $ 3          $ 2           $  2      $  7
                               -------------------------------------------------

Future cash outlays under the exit liabilities are anticipated to be $6 million in 2001 and $1 million in 2002.


3.  Merger and Restructuring

Merger
Under the terms of the Merger, each share of the Company's common stock was exchanged for the right to receive .99 of one share of SSCC common stock. A total of 104 million shares of SSCC common stock were issued in the Merger resulting in a total purchase price (including the fair value of stock options and related fees) of approximately $2,245 million. The Merger was accounted for as a purchase business combination, and accordingly, the cost to acquire the Company was allocated to the assets acquired and liabilities assumed according to their estimated fair values.

Included in the allocation of the cost to acquire the Company is the adjustment to fair value of property and equipment associated with the permanent shutdown of certain containerboard mill and pulp mill facilities, liabilities for the termination of certain Company employees, and liabilities for long-term commitments. The assets at these facilities were recorded at their estimated fair value less cost to sell based upon appraisals. The terminated employees included approximately 550 employees at these mill facilities and 200 employees in the corporate office. These employees were terminated in December 1998, and the facilities were shut down.

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

In October 1999, Florida Coast Paper Company L.L.C. ("FCPC") and a committee representing the holders of the FCPC secured debt filed a bankruptcy reorganization plan to resolve all matters relating to the bankruptcies of the FCPC companies. In January 2000, the Company paid approximately $123 million to satisfy the claims of creditors of FCPC. The Company received title to the FCPC mill, and all claims under an output purchase agreement, as well as any obligations of the Company involving FCPC or its affiliates, were released and discharged.

In May 2000, the Company sold the market pulp mill at its closed Port Wentworth facility to a third party for approximately $63 million. Net cash proceeds of $58 million from the sale were used for debt reduction. No gain or loss was recognized.

The following table is a summary of the exit liabilities recorded as part of the Merger. The 2000 adjustments represent a reduction of exit liabilities of $15 million, primarily due to the sale of the Port Wentworth facility and the assumption of certain lease commitments by the buyer. The remaining long-term lease commitments include the five converting facilities and the corporate office.

                                                                  Settlement                         Mill
                                                   Lease           of FCPC            Other         Closure
                                 Severance      Commitments       Litigation       Commitments       Costs       Total
                               -----------------------------------------------------------------------------------------
Opening balance                    $ 14             $ 38             $  37             $ 19            $ 9       $ 117
    Payments                         (4)              (1)                                (6)                       (11)
                               -----------------------------------------------------------------------------------------
Balance at December  31, 1998        10               37                37               13              9         106

    Payments                        (13)              (6)               (1)              (2)            (7)        (29)
    Adjustments                       8                8                87                4             (1)        106
                               -----------------------------------------------------------------------------------------
Balance at December 31, 1999          5               39               123               15              1         183

    Payments                         (3)              (8)             (123)              (2)            (1)       (137)
    Adjustments                      (2)             (13)                                                          (15)
                               -----------------------------------------------------------------------------------------
Balance at December  31, 2000      $                $ 18             $                 $ 13            $         $  31
                               -----------------------------------------------------------------------------------------

Future cash outlays under the exit liabilities are anticipated to be $7 million in 2001, $5 million in 2002, $5 million in 2003, and $14 million thereafter.

Restructuring
During 2000, the Company recorded a restructuring charge of $53 million related to the permanent shutdown of a containerboard mill, five converting facilities, a sawmill and a multiwall bag facility. The assets of these facilities were adjusted to their estimated fair value less costs to sell. The terminated employees included approximately 220 employees at the containerboard mill and sawmill and approximately 680 employees at the converting facilities, including the multiwall bag facility. The net sales and operating loss of these shutdown facilities in 2000 prior to closure were $56 million and $17 million, respectively.

The following is a summary of the restructuring liabilities recorded:

                                Write-down of
                                Property and                                        Facility
                                Equipment to                          Lease         Closure         Other
                                 Fair Value      Severance         Commitments       Costs       Commitments       Total
                              --------------------------------------------------------------------------------------------
Opening balance                       $ 32          $12                $ 4            $ 4            $ 1            $ 53
    Payments                                         (8)                (1)            (1)                           (10)
    Adjustments                        (32)                                                                          (32)
                              --------------------------------------------------------------------------------------------
Balance at December 31, 2000          $             $ 4                $ 3            $ 3            $ 1            $ 11
                              --------------------------------------------------------------------------------------------

Future cash outlays under the restructuring liabilities are anticipated to be $7 million in 2001, $2 million in 2002, zero in 2003, and $2 million thereafter.

4. Transfers of Financial Assets

On October 15, 1999, the Company entered into a new six-year $250 million accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its accounts receivable to Stone Receivables Corporation ("SRC"), a wholly owned non-consolidated subsidiary of the Company. SRC transfers the receivables to a trust for which it has sold beneficial interest to third-party investors. The Company has retained servicing responsibilities and a subordinated interest in the trust. The Company receives annual servicing fees of 1% of the unpaid balances of the receivables and rights to future cash flows arising after the investors in the securitization trust have received the return for which they have contracted. The investors and securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due.

SRC is a qualified special-purpose entity under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, accounts receivable sold to SRC for which the Company did not retain an interest are not included in the Company's consolidated balance sheets.

At December 31, 2000 and 1999, $295 million and $304 million of accounts receivable had been sold under the program, of which $66 million and $73 million were retained by the Company as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheets. In 2000, the Company recognized a loss on sales of receivables to SRC of $16 million, which is included in other, net in the consolidated statements of operations.

Key economic assumptions used in measuring the retained interest at the date of securitization resulting from securitizations completed during the year and at December 31, 2000 are as follows:

                                                     Year Ended     December 31,
                                                  December 31, 2000     2000
                                                  ------------------------------
Residual cash flows discounted at ...............       8.00%           8.00%
Expected loss and dilution rate..................    3.42%-3.82%        5.45%
Variable return to investors .................... LIBOR, plus 50 to     7.20%
                                                   180 basis points


At December 31, 2000, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the expected loss and dilution rate was $1 million and $2 million, respectively. The effects of the sensitivity analysis on the residual cash flow discount rate and the variable return to investors were insignificant.

The table below summarizes certain cash flows received from and paid to SRC:

                                                     Year Ended
                                                  December 31, 2000
                                                  -----------------
Cash proceeds from sales of receivables..........         $2,748
Servicing fees received..........................              3
Other cash flows received on retained interest...             30
Interest income..................................              1


5.  Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consists of:

                                                               2000       1999
                                                            --------------------
Land  .....................................................  $   82     $   67
Buildings and leasehold improvements.......................     320        249
Machinery, fixtures and equipment..........................   4,244      2,901
Construction in progress...................................     134         87
                                                             -----------------
                                                              4,780      3,304
Less accumulated depreciation and amortization.............    (432)      (215)
                                                             -----------------
      Net property, plant and equipment....................  $4,348     $3,089
                                                             -----------------

The total value assigned to the St. Laurent property, plant and equipment was $1,320 million in the preliminary purchase price allocation (See Note 2). Depreciation expense was $231 million in 2000, $225 million in 1999, $26 million for the period from November 19 to December 31, 1998 and $212 million for the period from January 1 to November 18, 1998. Property, plant and equipment include capitalized leases of $11 million and $18 million and related accumulated amortization of $3 million and $2 million at December 31, 2000 and 1999, respectively.

6.  Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe.

On July 23, 1998, Stone Venepal (Celgar) Pulp, Inc. ("SVCPI"), a non-consolidated Canadian affiliate of the Company, filed for bankruptcy protection. SVCPI's lenders and creditors have no recourse against the Company. As a result of the bankruptcy filing, the Company recorded a loss in the second quarter of 1998 to write off the Company's investment in SVCPI of $67 million.

Due to the continued operating losses and deteriorating financial liquidity conditions experienced in the second half of 1998, the Company recorded impairment charges of $32 million and $56 million related to its investments in Venepal S.A.C.A. ("Venepal") and Financiere Carton Papier ("FCP"), respectively. Venepal is a publicly traded, Venezuelan based manufacturer of paperboard and paper packaging products in which the Company owns a 16% interest. FCP is a privately held folding carton converting operation based in France that was 50% owned by the Company.

During 1999, the Company sold its interest in Abitibi-Consolidated, Inc. ("Abitibi"), a Canadian based manufacturer and marketer of publication paper, and recorded a $39 million gain.

The Company's significant non-consolidated affiliate at December 31, 2000 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc ("JS Group"), a significant shareholder of the Company. Smurfit-MBI had net sales of $460 million and $402 million in 2000 and 1999, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented as follows:

                                                                                  2000                    1999
                                                            --------------------------------------------------
Results of operations (a)
   Net sales................................................                     $ 697                   $ 648
   Cost of sales............................................                       604                     560
   Income before income taxes, minority interest and
     extraordinary charges..................................                        36                      32
   Net income...............................................                        35                      31

                                                                             December 31,            December 31,
                                                                                 2000                   1999
                                                            -----------------------------------------------------
Financial position:
   Current assets...........................................                    $ 153                  $ 154
   Noncurrent assets........................................                      147                    136
   Current liabilities......................................                       91                    101
   Noncurrent liabilities...................................                      111                    106
   Stockholders' equity.....................................                       98                     84

(a) Includes results of operations for each of the Company's affiliates for the period it was accounted for under the equity method.

7.   Long-term Debt

Long-term debt as of December 31 is as follows:

                                                                                            2000        1999
                                                                                  ---------------------------
Bank Credit Facilities
Tranche C Term Loan (10.3% weighted average variable rate), payable in various
 installments through October 1, 2003.............................................        $  181         181
Tranche D Term Loan (10.3% weighted average variable rate), payable in various
 installments through October 1, 2003.............................................           173         173
Tranche E Term Loan (10.3% weighted average variable rate), payable in various
 installments through October 1, 2003.............................................           233         234
Tranche F Term Loan (9.7% weighted average variable rate), payable in various
 installments through December 31, 2005...........................................           569
Tranche G Term Loan (10.3% weighted average variable rate), payable in various
 installments through December 31, 2006...........................................           402
Tranche H Term Loan (10.3% weighted average variable rate), payable in various
 installments through December 31, 2006...........................................           348
Revolving credit facility (10.5% weighted average variable rate), due December
 31, 2005.........................................................................           177          93
Revolving credit facility (Canada) (12.0% weighted average variable rate), due
 December 31, 2005................................................................             3
Europa Carton AG (a wholly-owned German subsidiary) 7.96% term loan, denominated
 in German marks, payable in March 2003...........................................                        22
4.98% to 7.96% term loans, denominated in foreign currencies, payable in varying
 amounts through 2004.............................................................            12          18
                                                                                  ---------------------------
                                                                                           2,098         721
Senior Notes
10.75% first mortgage notes, due October 1, 2002 (plus unamortized premium of $9
 and $13).........................................................................           509         513
8.45% mortgage notes, payable in monthly installments through August 1, 2007 and
 $69 on September 1, 2007.........................................................            80          81
9.875% unsecured senior notes, due February 1, 2001 (plus unamortized premium of
 $3 in 1999)......................................................................                       562
11.5% unsecured senior notes, due October 1, 2004 (plus unamortized premium of $8
 and $10).........................................................................           208         210
11.5% unsecured senior notes, due August 15, 2006 (plus unamortized premium of $4
 and $5)..........................................................................           204         205
12.58% rating adjustable unsecured senior notes, due August 1, 2016 (plus
 unamortized premium of $2 and $2)................................................           127         127
                                                                                  ---------------------------
                                                                                           1,128       1,698
Other Debt
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 6.0% to 9.0%), payable in varying annual sinking fund payments
 through 2027.....................................................................           223         235
Other (including obligations under capitalized leases of $7 and $9)...............            26          22
                                                                                  ---------------------------
                                                                                             249         257

Subordinated Debt
10.75% senior subordinated debentures and 1.5% supplemental interest certificates, due on April 1, 2002 (less unamortized discount of
 $1 and $3).......................................................................           99          244
10.75% senior subordinated debentures, due April 1, 2002..........................          200          200
6.75% convertible subordinated debentures (convertible at $34.28 per share), due
 February 15, 2007 (less unamortized discount of $6 and $8).......................           39           37
                                                                                  ---------------------------
                                                                                            338          481
                                                                                  ---------------------------
Total debt........................................................................        3,813        3,157
Less current maturities...........................................................          (34)        (162)
                                                                                  ---------------------------
Long-term debt....................................................................       $3,779       $2,995
                                                                                  ---------------------------

The amounts of total debt outstanding at December 31, 2000 maturing during the next five years are as follows:

2001....................................................         $   34
2002....................................................            842
2003....................................................            602
2004....................................................            226
2005....................................................            742
Thereafter..............................................          1,367

Bond Offering
Subsequent to year-end, on January 25, 2001, the Company closed on a bond offering (the "Bond Offering") to issue $750 million of 9.75% Senior Notes due 2011 and $300 million of 9.25% Senior Notes due 2008. The proceeds of this issuance along with additional borrowings on the Revolving Credit Facility of $34 million were used on February 23, 2001 to redeem (i) $300 million in aggregate principal of senior subordinated debentures due on April 1, 2002, (ii) $45 million in aggregate principal of convertible subordinated debentures due February 15, 2007, (iii) $500 million in aggregate principal of first mortgage notes due October 1, 2002, and (iv) $200 million in aggregate principal of senior notes due October 1, 2004. In addition, the proceeds were used to pay $39 million in fees, call premiums and other expenses related to these transactions. The notes have not been registered under the Securities Act of 1933 and are subject to certain transfer restrictions. If, by July 18, 2001, the Company does not consummate a registered exchange offer for a series of notes or cause a shelf registration statement with respect to resales of such series of notes to be declared effective, the interest rate on the notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or the effectiveness of a shelf registration statement.


After adjusting for the Company's Bond Offering and the related debt redemptions, the amounts of total debt outstanding at December 31, 2000 maturing during the next five years are as follows:

2001....................................................         $   29
2002....................................................             37
2003....................................................            601
2004....................................................             25
2005....................................................            763
Thereafter..............................................          2,373

Bank Credit Facilities
The Company has a bank credit agreement which provides for four senior secured term loans (Tranche C, Tranche D, Tranche E and Tranche F term loans), aggregating $1,156 million at December 31, 2000 with maturities ranging from October 1, 2003 to December 31, 2005, and a $560 million senior secured revolving credit facility, of which up to $100 million may consist of letters of credit, maturing December 31, 2005 (collectively the "Credit Agreement"). The Company pays a 0.5% commitment fee on the unused portions of its revolving credit facility. At December 31, 2000, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $359 million. The Credit Agreement is secured by a security interest in substantially all of the assets of the Company and 65% of the stock of its Canadian subsidiary. The security interest excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container plants.

On March 31, 2000, the Company amended and restated its existing Credit Agreement, pursuant to which a group of financial institutions provided an additional $575 million to the Company in the form of a Tranche F term loan maturing on December 31, 2005 and extended the maturity dates of the revolving credit facilities under its Credit Agreement to December 31, 2005. On April 28, 2000, the Company used $559 million of the proceeds of the Tranche F term loan to redeem the 9.875% senior notes due February 1, 2001. An extraordinary gain of $2 million (net of income tax of $1 million) was recorded on the early extinguishment of debt.

On May 31, 2000, the Company and certain of its wholly owned subsidiaries closed on new credit facilities (the "Additional Credit Agreement") with a group of financial institutions consisting of (i) $950 million in the form of Tranche G and Tranche H term loans maturing on December 31, 2006 and (ii) a $100 million revolving credit facility maturing on December 31, 2005. The proceeds of the Additional Credit Agreement were used to fund the cash component of the St. Laurent Acquisition, refinance certain existing indebtedness of St. Laurent, and pay fees and expenses related to the St. Laurent Acquisition. The new revolving credit facility will be used for general corporate purposes. At December 31, 2000, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $78 million. The Additional Credit Agreement is secured by a security interest in substantially all of the assets acquired in the St. Laurent Acquisition. The Company prepaid $48 million of Tranche G and $153 million of Tranche H resulting in an extraordinary loss of $1 million (net of income tax of $1 million).

The Credit Agreement and the Additional Stone Credit Agreement contain various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. Both credit agreements also require prepayments of the term loans if the Company has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or incurrence of certain indebtedness.

Senior Notes
The Company's senior notes (the "Senior Notes"), aggregating $1,048 million at December 31, 2000, of which $700 million aggregate principal was paid off with the proceeds from the Company's Bond Offering, are redeemable in whole or in part at the option of the Company at various dates, at par plus a weighted average premium of 2.04%.

The indentures governing the Company's 11.5% senior notes due 2006 and the 12.58% rating adjustable senior notes due 2016, totaling aggregate principal of $325 million at December 31, 2000, generally provide that in the event of a "change of control" (as defined in the indentures), the Company must offer to repurchase the senior notes. The Merger constituted such a change of control. As a result, the Company is required to make an offer to repurchase the senior notes at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon), provided however, if such repurchase would constitute an event of default under the Company's bank debt, prior to making an offer to repurchase the indentures require that the Company either pay the bank debt or obtain the consent of its bank lenders to such repurchase. A repurchase of the senior notes is currently prohibited by the terms of the Company's bank debt. Although the terms of the senior notes refer to an obligation to repay the Company's bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not expressly specify a deadline following the applicable change of control for taking such actions. The Company has sought and intends to actively seek commercially acceptable sources of financing to repay such bank debt or alternative financing arrangements which would cause the bank lenders to consent to the repurchase of the senior notes.

The 10.75% first mortgage notes are secured by the assets at four of the Company's containerboard mills. The 8.45% mortgage notes are secured by the assets at 37 of the Company's corrugated container plants.

Subordinated Debt
The Company's Senior Subordinated Debentures, aggregating $338 million, were paid off with the proceeds from the Company's Bond Offering. During the fourth quarter, the Company prepaid $147 million of the 10.75% senior subordinated debentures and 1.5% supplemental interest certificates due April 1, 2002, resulting in an extraordinary loss of $1 million (net of income tax of $1 million).

Other
Interest costs capitalized on construction projects were $5 million for 2000, $1 million for 1999, zero for the period from November 19 to December 31, 1998 and $2 million for the period from January 1 to November 18, 1998. Interest payments on all debt instruments were $393 million for 2000, $369 million for 1999, $22 million for the period from November 19 to December 31, 1998 and $424 million for the period from January 1 to November 18, 1998.


8.  Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining noncancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

2001....................................................    $        73
2002....................................................             56
2003....................................................             47
2004....................................................             37
2005....................................................             32
Thereafter..............................................             56
                                                            -----------
      Total minimum lease payments......................    $       301
                                                            -----------

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $105 million in 2000, $106 million in 1999, $15 million for the period from November 19 to December 31, 1998 and $106 million for the period from January 1 to November 18, 1998.

9.    Income Taxes

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                                              2000               1999
                                                                                           --------------------------
Deferred tax liabilities
   Property, plant and equipment and timberland..................................          $(1,193)           $  (951)
   Inventory.....................................................................              (20)               (15)
   Prepaid pension costs.........................................................              (11)               (11)
   Investment in affiliate.......................................................              (45)               (45)
   Other.........................................................................              (19)               (69)
                                                                                           --------------------------
          Total deferred tax liabilities.........................................           (1,288)            (1,091)
                                                                                           --------------------------

Deferred tax assets
   Employee benefit plans........................................................              128                105
   Net operating loss, alternative minimum tax and tax credit carryforwards......              459                558
   Deferred gain.................................................................               27                 29
   Purchase accounting liabilities...............................................               94                132
   Deferred debt issuance costs..................................................               48                 48
   Other.........................................................................               92                 69
                                                                                           --------------------------

          Total deferred tax assets..............................................              848                941
   Valuation allowance for deferred tax asset....................................             (198)              (198)
                                                                                           --------------------------

          Net deferred tax assets................................................              650                743
                                                                                           --------------------------
          Net deferred tax liabilities...........................................          $  (638)           $  (348)
                                                                                           --------------------------

At December 31, 2000, the Company had approximately $1,000 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2019, with a tax value of $350 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. Further, the Company had net operating loss carryforwards for state purposes with a tax value of $77 million, which expire from 2001 through 2020. A valuation allowance of $46 million has been established for a portion of these deferred tax assets. The Company had approximately $32 million of alternative minimum tax credit carryforwards for U.S. federal tax purposes, which are available indefinitely.

Benefit from (provision for) income taxes on income (loss) before income taxes and extraordinary item as follows:

                                                                                                           Predecessor
                                                                                                     --------------------
                                                                                       Period from         Period from
                                                                                     November 19 to        January 1 to
                                                                                      December 31,         November 18,
                                                       2000                 1999          1998                 1998
                                                      -------------------------------------------------------------------
Current
  Federal......................................       $  (1)               $               $                   $
  Foreign......................................          (6)                 (19)             (5)                (18)
                                                      -------------------------------------------------------------------
  Total current expense........................          (7)                 (19)             (5)                (18)

Deferred
  Federal......................................         (87)                  24              15                 121
  State and local..............................         (20)                   2               3                 (34)
  Foreign......................................         (12)                  (7)              3                  19
                                                      -------------------------------------------------------------------
  Total deferred benefit (expense).............        (119)                  19              21                 106
                                                      -------------------------------------------------------------------
  Total benefit from (provision for)
    income taxes...............................       $(126)               $               $  16               $  88
                                                      -------------------------------------------------------------------

The Company's benefit from (provision for) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) before income taxes and extraordinary item as follows:

                                                                                                           Predecessor
                                                                                                     -------------------
                                                                                       Period from         Period from
                                                                                     November 19 to       January 1 to
                                                                                      December 31,        November 18,
                                                       2000                 1999          1998                1998
                                                      ------------------------------------------------------------------
U.S. federal income tax benefit
 (provision) at federal statutory rate.......         $ (84)               $  26          $  18              $ 293
Effect of valuation allowances on
 deferred tax assets, net of federal
 benefit.....................................                                                                 (151)
Unutilized capital loss......................                                                                  (36)
Permanent differences from applying
 purchase accounting.........................           (29)                 (26)            (3)
Permanently non-deductible expenses..........                                 (1)                               (7)
Equity earnings of affiliates, net
 of tax......................................                                                                  (30)
State income taxes, net of federal
 income tax effect...........................           (13)                   2              2                 22
Minimum taxes-foreign jurisdictions..........                                                                   (4)
Other, net...................................                                 (1)            (1)                 1
                                                      ------------------------------------------------------------------
Total benefit from (provision for)
 income taxes................................         $(126)  $                           $  16              $  88
                                                      ------------------------------------------------------------------

The components of the income (loss) before income taxes and extraordinary item are as follows:

                                                                                                          Predecessor
                                                                                                    -------------------
                                                                                      Period from         Period from
                                                                                    November 19 to       January 1 to
                                                                                     December 31,        November 18,
                                                        2000               1999          1998                1998
                                                    -------------------------------------------------------------------
United States....................................      $ 199              $(128)          $ (54)             $(405)
Foreign..........................................         42                 53               2               (432)
                                                    -------------------------------------------------------------------
Income (loss) before income taxes and
 extraordinary item..............................      $ 241              $ (75)          $ (52)             $(837)
                                                    --------------------------------------------------------------------

The Company made income tax payments of $4 million in 2000, $14 million in 1999, $6 million for the period from November 19 to December 31, 1998 and $27 million for the period from January 1 to November 18, 1998.


10.  Employee Benefit Plans

Defined Benefit Plans
The Company participates in the SSCC sponsored noncontributory defined benefit pension plans covering substantially all employees. On December 31, 2000, the domestic defined benefit plans of St. Laurent were merged with the defined benefit plans of the Company and Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)"). The assets of these plans are available to meet the funding requirements of the combined plans. The Company intends to fund its proportionate share of the future contributions based on the funded status of the Company's plan determined on an actuarial basis. Therefore, the plan asset information provided below is based on an actuarial estimate of assets and liabilities, excluding the effect of the plan merger, in order to be consistent with the presentation of the consolidated statements of operations and balance sheets.

The benefit obligation, fair value of plan assets and the over funded status of the JSC(U.S.) defined benefit plans at December 31, 2000 were $1,052 million, $1,073 million and $21 million, respectively.

Approximately 34% of the merged pension plan assets at December 31, 2000 are invested in cash equivalents or debt securities, and 66% are invested in equity securities. Equity securities at December 31, 2000 include 0.7 million shares of SSCC common stock with a market value of approximately $11 million and 26 million shares of JS Group common stock having a market value of approximately $52 million. Dividends paid on JS Group common stock during 2000 and 1999 were approximately $2 million.

The Company sponsors noncontributory defined benefit pension plans for its foreign operations. Approximately 44% of the foreign pension plan assets at December 31, 2000 are invested in cash equivalents or debt securities, and 56% are invested in equity securities.

Postretirement Health Care and Life Insurance Benefits
The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") at December 31, 2000, were 5.25% for the U.S. plans and 6.00% for the foreign plans. The effect of a 1% increase in the assumed health care cost trend rate would increase the APBO as of December 31, 2000 by $8 million and would increase the annual net periodic postretirement benefit cost by $1 million for 2000.

As a result of the Merger and the St. Laurent Acquisition, the Company recorded previously unrecognized actuarial gains and losses and prior service cost in its purchase price allocation. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                            Defined Benefit Plans             Postretirement Plans
                                                ------------------------------------------------------------------
                                                          2000                1999            2000            1999
                                                ------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at January 1.................        $  754               $ 778           $  74           $  73
Service cost....................................            23                  22               1               1
Interest cost...................................            68                  52               6               5
Acquisition.....................................           278                                  22
Amendments......................................            11                   5
Actuarial (gain) loss...........................            60                 (60)             (3)             (2)
Plan participants' contributions................             2                   1               2               2
Benefits paid...................................           (48)                (36)            (10)             (6)
Foreign currency rate changes...................           (16)                 (8)             (1)              1
Curtailment.....................................            (2)
                                                ------------------------------------------------------------------
Benefit obligation at December 31...............        $1,130               $ 754           $  91           $  74
                                                ------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at January 1..........        $  542               $ 504           $               $
Acquisition.....................................           242
Actual return on plan assets....................            19                  51
Employer contributions..........................            21                  13              10               7
Benefits paid...................................           (48)                (36)            (10)             (7)
Foreign currency rate changes...................            (8)                 10
                                                ------------------------------------------------------------------
Fair value of plan assets at December 31........        $  768               $ 542           $               $
                                                ------------------------------------------------------------------

Over (under) funded status:.....................        $ (362)              $(212)          $ (91)          $ (74)
Unrecognized actuarial (gain) loss..............             7                 (98)             (4)             (2)
Unrecognized prior service cost.................            19                  10
                                                ------------------------------------------------------------------
Net amount recognized...........................        $ (336)              $(300)          $ (95)          $ (76)
                                                ------------------------------------------------------------------

Amounts recognized in the balance sheets:
Accrued pension liability.......................        $ (352)              $(300)          $ (95)          $ (76)
Intangible asset................................            12
Accumulated other comprehensive income..........             4
                                                ------------------------------------------------------------------
Net amount recognized...........................        $ (336)              $(300)          $ (95)          $ (76)
                                                ------------------------------------------------------------------


The weighted average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

                                                        Defined Benefit Plans                   Postretirement Plans
                                      -------------------------------------------------------------------------------
                                                      2000                 1999               2000               1999
                                      -------------------------------------------------------------------------------
Weighted average discount rate:
   U.S. plans.........................                7.50%                8.00%              7.50%              8.00%
   Foreign plans......................                7.00%           6.50-8.00%              7.00%              8.00%
Rate of compensation increase.........           3.50-4.00%           3.00-4.50%               N/A                N/A
Expected return on plan assets........           7.80-9.50%                9.50%               N/A                N/A
Health care cost trend on covered
   charges............................                 N/A                  N/A          5.25-6.00%              6.50%

The components of net pension expense for the defined benefit plans and the components of the postretirement benefits costs follow:

                             Defined Benefit Plans

                                                                                                        Predecessor
                                                                                                      -----------------
                                                                                       Period from       Period from
                                                                                     November 19 to      January 1 to
                                                                                      December 31,        November 18,
                                                  2000             1999                  1998                 1998
                                      ---------------------------------------------------------------------------------
Service cost..........................           $  23            $  22                 $   2                $  19
Interest cost.........................              68               52                     6                   43
Expected return on plan assets........             (61)             (47)                   (5)                 (44)
Net amortization and deferral.........              (3)              (1)                                         9
Multi-employer plans..................               4                4                                          5
                                      ---------------------------------------------------------------------------------
Net periodic benefit cost.............           $  31            $  30                 $   3                $  32
                                      ---------------------------------------------------------------------------------

                             Postretirement Plans

                                                                                                           Predecessor
                                                                                                         --------------
                                                                                      Period from          Period from
                                                                                     November 19 to       January 1 to
                                                                                      December 31,         November 18,
                                                  2000             1999                   1998                 1998
                                      ---------------------------------------------------------------------------------
Service cost..........................           $   2            $   1                 $                    $   1
Interest cost.........................               6                5                     1                    4
Net amortization and deferral.........              (1)
Multi-employer plans..................               1                1                                          1
                                      ---------------------------------------------------------------------------------
Net periodic benefit cost.............           $   8            $   7                 $   1                $   6
                                      ---------------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,130 million, $960 million and $768 million, respectively, as of December 31, 2000 and $272 million, $262 million and $126 million as of December 31, 1999.

Savings Plans
The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $10 million in 2000, $8 million in 1999, $1 million in the period from November 19 to December 31, 1998, and $4 million for the period from January 1 to November 18, 1998.


11.  Preferred Stock

On November 15, 2000, pursuant to an Agreement and Plan of Merger among SSCC, SCC Merger Co. and the Company, approximately 4.6 million shares of $1.75 Series E Preferred Stock of the Company (the "Preferred Stock") were converted into approximately 4.6 million shares of Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock of SSCC ("the SSCC Preferred Stock"). In addition, a cash payment of $6.4425 per share, totaling approximately $30 million, was made by SSCC to the holders of the Preferred Stock. The cash payment was equal to the accrued and unpaid dividends on each share of Preferred Stock, less $0.12 per share to cover certain transaction related expenses. SSCC made a $78 million capital contribution to the Company to effect the preferred stock exchange. The Company had accumulated dividend arrearages on the Preferred Stock of $22 million at December 31, 1999.

12.  Stock Option and Incentive Plans

Prior to the Merger, the Company maintained incentive plans for selected employees. The Company's plans included incentive stock options and non-qualified stock options issued at prices equal to the fair market value of the Company's common stock at the date of grant which expire upon the earlier of ten years from the date of grant or termination of employment, death, or disability. Effective with the Merger, options outstanding under the Company's plans were converted into options to acquire SSCC common stock, with the number of shares and exercise price being adjusted in accordance with the exchange ratio of .99 to one established in the Merger Agreement, and all outstanding options under both the Company and SSCC plans became exercisable and fully vested.

In November 1998, the Company's parent, SSCC, adopted the 1998 Long-Term Incentive Plan ("1998 Plan") and reserved 8.5 million shares of SSCC common stock for non-qualified stock options and performance awards. Certain employees of the Company are covered under the 1998 Plan as are certain employees of JSC(U.S.). The options are exercisable at a price equal to the fair market value of SSCC's common stock at the date of grant and vest eight years after the date of grant subject to accelerations based upon the attainment of preestablished stock price targets. The options expire ten years after the date of grant.

The Company and its parent have elected to continue to follow APB Opinion No. 25 to account for stock awards granted to employees. If the Company adopted SFAS No. 123 to account for stock awards granted to employees, the Company's net income for the period from November 19 to December 31, 1998 and the years ended December 31, 1999 and 2000, based on a Black-Scholes option pricing model, would not have been materially different. The effects of applying SFAS No. 123 as described above may not be representative of the effects on reported net income for future years.

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

                                                                              Predecessor
                                                                        ----------------------
                                                                         Period from January
                                                                          1 to November 18,
                                                                                1998
                                                                        ----------------------
Expected option life (years).........................................             7
Risk-free weighted average interest rate.............................           5.6%
Stock price volatility...............................................            50%
Dividend yield.......................................................           0.0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information is as follows:

                                                                            Predecessor
                                                                     ----------------------
                                                                        Period from January
                                                                         1 to November 18,
                                                                               1998
                                                                     ----------------------
As Reported
  Net loss...........................................................       $ (749)
  Basic earnings (loss) per share....................................        (7.43)
  Diluted earnings (loss) per share..................................        (7.43)

Pro Forma
  Net loss...........................................................       $ (753)
  Basic earnings (loss) per share....................................        (7.46)
  Diluted earnings (loss) per share..................................        (7.46)

The weighted average fair value of options granted during 1998 was $6.93 per share.

Additional information relating to the plans is as follows:


                                                                                                      Weighted
                                                                                                      Average
                                                        Shares Under             Option               Exercise
                                                           Option              Price Range             Price
                                                 ------------------------------------------------------------------
Outstanding at December 31, 1997.................        4,787,098         $13.38 - 29.29             $ 15.23

  Granted........................................        1,617,870                  11.75               11.75
  Exercised......................................         (180,616)         13.38 - 18.00               13.68
  Cancelled......................................         (125,328)         13.38 - 29.29               22.89
                                                 -----------------------
Outstanding at November 18, 1998.................        6,099,024          13.38 - 29.29               14.21

  Converted to SSCC options......................       (6,099,024)         13.38 - 29.29              (14.21)
                                                 -----------------------
Outstanding at December 31, 1998.................
                                                 -----------------------

13.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is as follows:

                                                 Foreign                               Unrealized           Accumulated
                                                Currency           Minimum           Holding Gain on           Other
                                               Translation         Pension             Marketable         Comprehensive
                                               Adjustment         Liability            Securities          Income (Loss)
                                         ----------------------------------------------------------------------------------
Predecessor:
Balance at January 1, 1998...............        $(293)              $(39)                  $                  $(332)
    Current period change................          (76)               (21)                                       (97)
                                         ----------------------------------------------------------------------------------
Balance at November 18, 1998.............         (369)               (60)                                      (429)
Effect of Merger:
    Retire predecessor equity............          369                 60                                        429
    Current period change................            3                                                             3
                                         ----------------------------------------------------------------------------------
Balance at December 31, 1998.............            3                                                             3
     Current period change...............          (10)                                       3                   (7)
                                         ----------------------------------------------------------------------------------
Balance at December 31, 1999                        (7)                                       3                   (4)
     Current period change...............           (8)                (3)                                       (11)
                                         ----------------------------------------------------------------------------------
Balance at December 31, 2000.............        $ (15)              $ (3)                  $ 3                $ (15)
                                         ----------------------------------------------------------------------------------

14.  Earnings Per Share

Subsequent to the Merger, earnings per share information is no longer presented because the Company is a wholly owned subsidiary of SSCC.

The following table sets forth the computation of basic and diluted earnings per share for the Predecessor period:

                                                                           Predecessor
                                                                      -------------------
                                                                           Period from
                                                                           January 1 to
                                                                           November 18,
                                                                               1998
                                                                      -------------------
Numerator:
  Loss from continuing operations before extraordinary item...........        $ (749)
  Less:  Preferred stock dividends....................................            (7)
  Loss applicable to common stockholders..............................        $ (756)
                                                                      -------------------

Denominator:
  Denominator for basic earnings per share --
    Weighted average shares...........................................           102
  Denominator for diluted earnings per share --
    Adjusted weighted average shares..................................           102
                                                                      -------------------

Basic earnings (loss) per share before extraordinary item.............        $(7.43)
                                                                      -------------------

Diluted earnings (loss) per share before extraordinary item...........        $(7.43)
                                                                      -------------------

Convertible debt to acquire four million shares of common stock with an earnings effect of $3 million, and exchangeable preferred stock to acquire four million shares of common stock with an earnings effect of $7 million are excluded from the diluted earnings per share computation in the period from January 1 to November 18, 1998 because they are antidilutive.


15.  Related Party Transactions

Transactions with JSC(U.S.)
The Company sold and purchased containerboard at market prices from JSC(U.S.), a subsidiary of SSCC, as follows:

                                                                                                            Period from
                                                                                                          November 19 to
                                                                                                           December 31,
                                                                         2000                1999              1998
                                                              -------------------------------------------------------------
Product sales.................................................          $ 422               $ 237              $   8
Product and raw material purchases............................            387                 248                 14
Net payables at December 31...................................             24                  28                  4

Corporate shared expenses are allocated between the Company and JSC(U.S.) based on an established formula using a weighted average rate based on the net book value of fixed assets, number of employees and sales. Net payables are settled in cash.

Transactions with JS Group
Transactions with JS Group, a significant shareholder of the Company, its subsidiaries and affiliated companies were as follows:

                                                                 2000     1999
                                                              ----------------
Product sales.................................................  $  21    $  12
Product and raw material purchases............................     11        5
Receivables at December 31....................................      3        1
Payables at December 31.......................................      1        1
Note receivable at December 31................................      1
Sale of business..............................................      2
Purchase of business..........................................      2

Product sales to and purchases from JS Group, its subsidiaries and affiliates are consummated on terms generally similar to those prevailing with unrelated parties.

Transactions with Non-consolidated Affiliates
The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates. The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

                                                                                                        Predecessor
                                                                                                   --------------------
                                                                                    Period from         Period from
                                                                                   November 19 to       January 1 to
                                                                                    December 31,        November 18,
                                                       2000                1999         1998                1998
                                       --------------------------------------------------------------------------------
Product sales..........................               $ 210               $ 297         $  24               $ 220
Product and raw material purchases.....                  23                  29                               113
Receivables at December 31.............                  31                  42            65
Payables at December 31................                   1                   2
Fees payable for services received.....                                                    10

On September 4, 1998, Stone Container (Canada) Inc., ("Stone Canada") a wholly owned subsidiary of the Company, purchased the remaining 50% of Smurfit-MBI from MacMillan Bloedel ltd. for $185 million (Canadian). Simultaneously, Stone Canada sold the newly acquired 50% interest to JS Group for the same amount.

On October 15, 1998, the Company sold its Snowflake, Arizona, newsprint manufacturing operations and related assets to Abitibi for approximately $250 million. The Company retained ownership of a corrugating medium machine located in the facility that Abitibi operated on behalf of the Company pursuant to an operating agreement entered into as part of the sale. Payments made to Abitibi, prior to the sale of the Company's remaining interest (see Note 6), were $17 million in the period from January 1 to April 23, 1999, $4 million in the period from January 1 to November 18, 1998 and $4 million in the period from November 19 to December 31, 1998.

16.  Fair Value of Financial Instruments

The carrying values and fair values of the Company's financial instruments at December 31 are as follows:

                                                                           2000                       1999
                                                               ------------------------------------------------------
                                                                  Carrying        Fair       Carrying        Fair
                                                                    Amount       Value         Amount       Value
                                                               ------------------------------------------------------
Cash and cash equivalents......................................       $   24        $   24       $   13        $   13
Notes receivable and long-term investments.....................           28            28           26            26
Long-term debt including current maturities....................        3,813         3,824        3,157         3,196

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


17. Other, Net

The significant components of other, net are as follows:

                                                                                                              Predecessor
                                                                                                         ------------------
                                                                                          Period from         Period from
                                                                                         November 19 to      January 1 to
                                                                                          December 31,       November 18,
                                                             2000                1999         1998               1998
                                              -----------------------------------------------------------------------------
Foreign currency transaction gains (losses)...              $                   $   7               $   4             $ (24)
Gain on redemption of convertible preferred
 stock of Four M Corporation..................                 13
Loss on sales of receivables to SRC...........                (16)
Gains on sales of investments or assets.......                  2                  39                                    37
Write-down of investments in non-consolidated
 affiliates...................................                                                                         (155)
Merger related and change of control expenses.                                                                          (32)
Other.........................................                  9                  10                                   (12)
                                              -----------------------------------------------------------------------------
Total other, net..............................              $   8               $  56               $   4             $(186)
                                              -----------------------------------------------------------------------------


18.  Contingencies

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


19.  Business Segment Information

In the fourth quarter of 2000, the Company reorganized its business segments. The Industrial Bag segment was renamed as the Specialty Packaging segment. The St. Laurent facilities were assigned primarily to the Containerboard and Corrugated Containers segment. In addition, during 2000, corporate expenses previously allocated to business segments are no longer allocated. Income (loss) in non-consolidated affiliates is included with its related segment. The information for 1999 and 1998 has been restated from the prior year in order to conform to the 2000 presentation.

The Company has three reportable segments: (1) Containerboard and Corrugated Containers, (2) Specialty Packaging, and (3) International. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Specialty Packaging segment converts kraft and specialty paper into multiwall bags, consumer bags, and intermediate bulk containers. These bags and containers are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products. The International segment is primarily comprised of the Company's containerboard mills and corrugating facilities located in Europe and South America.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense, and other nonoperating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level. Intersegment sales and transfers are recorded at market prices. Intercompany profit is eliminated at the corporate division level.

The Company's North American reportable segments are strategic business units that offer different products, and each is managed separately because they manufacture distinct products. The International segment is managed separately because it has different customers, and its operations are based in markets outside of the North American market. Other includes one nonreportable segment and corporate related items which include goodwill, income and expense not allocated to reportable segments (corporate expenses, restructuring charges, goodwill amortization, interest expense, and the adjustment to record inventory at LIFO), the elimination of intercompany assets and intercompany profit and a $39 million gain on the sale of Abitibi in 1999 (See Note 6).

Purchase price allocation adjustments related to property, plant and equipment have been pushed down to the applicable operating segment assets as of December 31, 2000 and 1999.

A summary by business segment follows:

                                                Container-
                                                  board &
                                                Corrugated    Specialty     Inter-
                                                Containers    Packaging    National    Other      Total
                                                ----------    ---------    --------    -----      -----
Year ended December 31, 2000
Revenues from external customers...........       $4,590         $517        $587      $   44    $5,738
Intersegment revenues......................          130                                            130
Depreciation and amortization..............          205            5          20          83       313
Segment profit (loss)......................          738           32          37        (566)      241
Income in non-consolidated affiliates......           12                        1                    13
Segment assets.............................        4,550          193         482       3,826     9,051
Expenditures for long-lived assets.........          217            7          13          10       247

Year ended December 31, 1999
Revenues from external customers...........       $3,407         $524        $567      $    2    $4,500
Intersegment revenues......................          153                                            153
Depreciation and amortization                        120            5          27         144       296
Segment profit (loss)......................          322           37          30        (464)      (75)
Income (loss) in non-consolidated
 affiliates................................           15                                   (3)       12
Segment assets.............................        3,145          193         443       3,784     7,565
Expenditures for long-lived assets.........           54            5          26           2        87

Period from November 19 to December 31,
1998
Revenues from external customers...........       $  355         $ 59        $ 65      $    1    $  480
Intersegment revenues......................           18                                             18
Depreciation and amortization..............           15            1           3          15        34
Segment profit (loss)......................            6            3           2         (63)      (52)
Income in non-consolidated affiliates......            3                                    1         4
Segment assets.............................        4,398          217         519       3,659     8,793
Expenditures for long-lived assets.........           13            1           8                    22

Predecessor period from January 1 to
November 18, 1998
Revenues from external customers...........       $3,391         $473        $523      $   12    $4,399
Intersegment revenues......................          171                                    1       172
Depreciation and amortization..............          154            5          24          56       239
Segment profit (loss)......................          (28)          32          20        (861)     (837)
Loss in non-consolidated affiliates........          (26)                     (13)        (53)      (92)
Expenditures for long-lived assets.........          112            6          27                   145

The following table presents net sales to external customers by country of origin:

                                                                                                       Predecessor
                                                                                                   ------------------
                                                                                    Period from        Period from
                                                                                   November 19 to      January 1 to
                                                                                    December 31,       November 18,
                                                         2000              1999         1998               1998
                                             ------------------------------------------------------------------------
United States..............................            $4,743            $3,678        $ 394             $3,669
Canada.....................................               345               210           17                181
Europe and other...........................               650               612           69                549
                                             ------------------------------------------------------------------------
Total......................................            $5,738            $4,500        $ 480             $4,399
                                             ------------------------------------------------------------------------

The following table presents long-lived assets by country at December 31:

                                                                            2000               1999              1998
                                                               ------------------------------------------------------
United States................................................             $3,337             $2,526            $3,427
Canada.......................................................                756                227               190
Europe and other.............................................                313                357               395
                                                               ------------------------------------------------------
                                                                           4,406              3,110             4,012
Goodwill.....................................................              3,170              3,123             2,643
                                                               ------------------------------------------------------
Total........................................................             $7,576             $6,233            $6,655
                                                               ------------------------------------------------------

The Company's export sales from the United States were approximately $246 million for 2000, $208 million for 1999 and $448 million for 1998.


20.  Summary of Quarterly Data (Unaudited)

The following table summarizes quarterly financial data for 2000 and 1999.

                                                          First                Second         Third           Fourth
2000                                                     Quarter               Quarter       Quarter          Quarter
                                                     ----------------------------------------------------------------
Net sales..........................................       $1,286                $1,379        $1,576           $1,497
Gross profit.......................................          247                   248           327              287
Income (loss) before extraordinary charges.........           28                    (2)           56               33
Net income.........................................           28                                  55               32

1999
Net sales..........................................       $1,105                $1,083        $1,127           $1,185
Gross profit.......................................           96                   132           163              195
Income (loss) before extraordinary charges.........          (65)                  (12)          (10)              12
Net income (loss)..................................          (65)                  (13)          (11)              12

The effect of adopting EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," during the fourth quarter of 2000 was to increase net sales and cost of goods sold from previously reported amounts in the first, second and third quarters by $61 million, $67 million and $74 million, respectively.

                 STONE CONTAINER CORPORATION AND SUBSIDIARIES
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in millions)



                Column A                     Column B       Column C        Column D     Column E     Column F
---------------------------------------------------------------------------------------------------------------
                                                            Additions
                                            Balance at     Charged to                                Balance at
                                           Beginning of     Costs and        Other      Deductions     End of
               Description                    Period        Expenses        Describe     Describe      Period
---------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts and
    sales returns and allowances:
    Year ended December 31, 2000.........    $ 41             $ 9          $    3 (a)    $   9 (c)      $ 44

                                           --------------------------------------------------------------------
    Year ended December 31, 1999.........    $ 61             $ 6          $  (10)(b)    $  16 (c)      $ 41
                                           --------------------------------------------------------------------
    Period from November 19 to
    December 31, 1998....................    $ 61             $            $             $              $ 61
                                           --------------------------------------------------------------------
 Predecessor
    Period from January 1 to
    November 18, 1998....................    $ 14             $64          $             $  17 (c)      $ 61
                                           --------------------------------------------------------------------
Exit liabilities:
    Year ended December 31, 2000.........    $183             $            $   (5)(d)    $ 140 (f)      $ 38
                                           --------------------------------------------------------------------
    Year ended December 31, 1999.........    $106             $            $  106 (e)    $  29 (f)      $183
                                           --------------------------------------------------------------------
    Period from November 19 to
    December 31, 1998....................    $                $            $  117 (e)    $  11 (f)      $106
                                           --------------------------------------------------------------------
Restructuring:
    Year ended December 31, 2000.........    $                $53          $             $  42 (f)      $ 11
                                           --------------------------------------------------------------------

(a)  Amount acquired with the St. Laurent Acquisition.
(b) Includes the effect of the accounts receivable securitization application of SFAS No. 125.
(c)  Uncollectible amounts written off, net of recoveries.
(d) Charges associated with the exit activities included in the purchase price allocation of St. Laurent and reduction to Stone exit liabilities.
(e) Charges associated with exit activities and litigation settlements included in the purchase price allocation of Stone.
(f)  Charges against the exit liability reserves.

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

       (3) Exhibits.

2.1 Agreement and Plan of Merger, dated as of August 8, 2000, by and among Smurfit-Stone Container Corporation ("SSCC"), SCC Merger Co. and Stone Container Corporation ("Stone Container") (incorporated by reference to SSCC's Registration Statement on Form S-4 (File No. 333-43656)).

3.1 Certificate of Merger merging SCC Merger Co. with and into Stone Container (including the Certificate of Incorporation of Stone Container).

3.2    By-laws of Stone Container.

Indentures with respect to long-term debt, none of which exceeds 10 percent of the total assets of Stone Container and its subsidiaries on a consolidated basis, are not filed herewith. The Registrant agrees to furnish a copy of such documents to the Commission upon request.

4.1 Amended and Restated Credit Agreement, dated as of March 31, 2000, among Stone Container, the financial institutions signatory thereto and The Chase Manhattan Bank and Bankers Trust Company as Agents, and Bankers Trust Company as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Stone Container's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.2 Credit Agreement, dated as of May 31, 2000, among Stone Container, St. Laurent Paperboard Inc., financial institutions signatory thereto, The Chase Manhattan Bank, as Agent, Bankers Trust Company, as Administrative Agent and Collateral Agent and Deutsche Bank Canada, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1 to Stone Container's Quarterly Report on Form 10-Q for the quarter ended June 30,
       2000).

4.3 Indenture, dated as of August 16, 1996, between Stone Container Finance Company of Canada (the "Issuer"), Stone Container, as guarantor, and The Bank of New York, as Trustee, relating to the Issuer's 11 1/2% Senior Notes due 2006 (incorporated by reference to Exhibit 4(u) to the Stone Container Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

4.4 Indenture, dated as of July 24, 1996, between Stone Container and The Bank of New York, as Trustee, relating to the Rating Adjustable Senior Notes due 2016 (incorporated by reference to Exhibit 4.1 to Stone Container's Registration Statement on Form S-4, Registration Number 333-12155).

4.5 First Supplemental Indenture, dated July 24, 1996, between Stone Container and The Bank of New York, as Trustee, relating to the Rating Adjustable Senior Notes due 2016 (incorporated by reference to Exhibit
          4.2 to Stone Container's Registration Statement on Form S-4, Registration Number 333-12155).

4.6 Guaranty, dated October 7, 1983, between Stone Container and The Continental Group, Inc. (incorporated by reference to Exhibit 4(h) to Stone Container's Registration Statement on Form S-3, Registration Number 33-36218).

4.7 Amendment No. 1 to Guaranty, dated as of June 1, 1996, among Continental Holdings, Inc., Continental Group, Inc. and Stone Container (incorporated by reference to Exhibit 4(r) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.1* Stone Container Corporation 1982 Incentive Stock Option Plan (incorporated by reference to Appendix A to the Prospectus included in Stone Container's Form S-8 Registration Statement, Registration Number 2-79221, effective September 27, 1982).

10.2(a)* Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to the Stone Container's Proxy Statement dated as of April 10, 1992).

10.2(b)* Amendment of the Stone 1993 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30,1999).

10.3* Stone Container Corporation 1992 Long-Term Incentive Program (incorporated by reference to Exhibit A to Stone Container's Proxy Statement dated as of April 11, 1991).

10.4(a)* Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Stone Container's Proxy Statement dated as of April 7, 1995).

10.4(b)* Amendment of the 1995 Long-Term Incentive Plan of Stone (incorporated by reference to Exhibit 10.2 to the Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5* Jefferson Smurfit Corporation (U.S.) Management Incentive Plan (incorporated by reference to Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.6(a)*  SSCC 1998 Long Term Incentive Plan (incorporated by reference to
          Exhibit 10.14 to SSCC's Annual Report on form 10-K for the fiscal year ended December 31, 1998).

10.6(b)* First Amendment of the SSCC 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.7(a) Pooling and Servicing Agreement, dated October 1, 1999, by and among Stone Receivables Corporation, as Transferor, Stone Container, as Securer, and The Chase Manhattan Bank, as

         Trustee (incorporated by reference to Exhibit 10.1(a) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.7(b) Series 1999-1 Supplement, dated as of October 15, 1999, among Stone Receivables Corporation, as Transferor, Stone Container as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(b) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.7(c) Series 1999-2 Supplement, dated as of October 15, 1999, among Stone Receivables Corporation, as Transferor, Stone Container as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(c) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.7(d) Receivables Purchase Agreement, dated October 15, 1999, between Stone Container, as Seller and Stone Receivables Corporation, as Purchaser (incorporated by reference to Exhibit 10.1(d) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1999).

10.8*    Employment Agreement of Ray M. Curran (incorporated by reference to
         Exhibit 10.27 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.9*    Employment Agreement of Patrick J. Moore (incorporated by reference to
         Exhibit 10.28 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.10* Employment Agreement of William N. Wandmacher (incorporated by reference to Exhibit 10.31 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.11* Employment Agreement of F. Scott Macfarlane (incorporated by reference to Exhibit 10.32 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.12* Employment Agreement of Joseph J. Gurandiano (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.13* Severance Benefits Agreement of Joseph J. Gurandiano (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.14 Pre-Merger Agreement, dated as of February 23, 2000, among SSCC, Stone Container, 3038727 Nova Scotia Company and St. Laurent Paperboard Inc. (incorporated by reference to Exhibit 99.2 to Stone Container's Current Report on Form 8-K dated February 23, 2000).

16.1 Letter from PricewaterhouseCoopers LLP pursuant to Item 304 of Regulation S-K (incorporated by reference to Exhibit 19 to Stone Container's Current Report on Form 8-K dated November 18, 1998).

24.1     Powers of Attorney.

*Indicates a management contract or compensation plan or arrangement.

(b)      Report on Form 8-K.

         There were no Form 8-K filings during the three months ended December 31, 2000.

     Stone Container filed Form 8-K on January 17, 2001 regarding plans to sell $500 million of senior notes.

     Stone Container filed Form 8-K on January 19, 2001 announcing that it had entered into an agreement to sell $750 million of 9.75% Senior Notes due 2011 and $300 million of 9.25% Senior Notes due 2008.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  March 13,  2001                      Stone Container Corporation
                                  ----------------------------------------------
                                                  (Registrant)


                               BY              /s/ Patrick J. Moore
                                  ----------------------------------------------
                                                   Patrick J. Moore
                                    Vice-President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

           SIGNATURE                TITLE                                                   DATE
           ---------                -----                                                   ----

                           *
------------------------------
 Ray M. Curran                      President and Chief Executive Officer
                                    and Director (Principal Executive Officer)

 /s/ Patrick J. Moore               Vice-President and Chief Financial                 March 13,  2001
------------------------------      Officer and Director (Principal Financial Officer)
     Patrick J. Moore

 /s/ Paul K. Kaufmann
------------------------------
     Paul K. Kaufmann               Vice President and Corporate Controller            March 13,  2001
                                    (Principal Accounting Officer)



* By /s/ Patrick J. Moore           pursuant to Powers of Attorney filed as
     -------------------------          a part of the Form 10-K
        Patrick J. Moore