Form 10-Q
period 2001-03-31
STONE CONTAINER CORP
filed 2001-05-14
CIK 94610

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2001
Commission File Number 1-3439


                          STONE CONTAINER CORPORATION
   -------------------------------------------------------------------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                              -------    ------

  APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 2001, the registrant had outstanding 135,335,381 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                          STONE CONTAINER CORPORATION

                     Consolidated Statements of Operations
                                  (Unaudited)


Three months ended March 31, (In millions)                          2001         2000
--------------------------------------------------------------------------------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . .. .  $ 1,513      $ 1,286
Costs and expenses
  Cost of goods sold . . . . . . . . . . . . . . . . . . . . . .    1,269        1,039
  Selling and administrative expenses . . . . . . . . . . . .. .      127          104
  Restructuring charges . . . . . . . . . . . . . . . . . . .. .                     6
                                                                  --------------------
    Income from operations . . . . . . . . . . . . . . . . . . .      117          137
Other income (expense)
  Interest expense, net . . . . . . . . . . . . . . . . . . .. .      (94)         (81)
  Equity income of affiliates . . . . . . . . . . . . . . . .. .        2            4
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .        9
                                                                  --------------------
    Income before income taxes and extraordinary item . . . .. .       34           60
Provision for income taxes . . . . . . . . . . . . . . . . . . .      (22)         (32)
                                                                  --------------------
  Income before extraordinary item . . . . . . . . . . . . . . .       12           28
Extraordinary item
  Loss from early extinguishment of debt, net of income
   tax benefit of $2 . . . . . . . . . . . . . . . . . . . . . .       (4)
                                                                  --------------------
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . ..        8           28
Preferred stock dividends . . . . . . . . . . . . . . . . . .. .                    (2)
                                                                  --------------------
  Net income applicable to common shares . . . . . . . . . . . .  $     8      $    26
--------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION

                          Consolidated Balance Sheets

                                                     March 31,     December 31,
(In millions, except share data)                       2001            2000
================================================================================
                                                    (Unaudited)
Assets

Current assets
  Cash and cash equivalents........................   $    34        $    24
  Receivables, less allowances of $44 in 2001 and
   2000............................................       362            369
  Inventories
    Work-in-process and finished goods.............       158            154
    Materials and supplies.........................       363            385
                                                    ---------------------------
                                                          521            539
  Deferred income taxes............................       160            159
  Prepaid expenses and other current assets........        45             42
                                                    ---------------------------
      Total current assets.........................     1,122          1,133
Net property, plant and equipment..................     4,290          4,348
Timberland, less timber depletion..................        51             58
Goodwill, less accumulated amortization of $182
 in 2001 and $161 in 2000..........................     3,156          3,170
Investment in equity of non-consolidated
 affiliates........................................       131            132
Other assets.......................................       226            210
                                                    ---------------------------
                                                      $ 8,976        $ 9,051
================================================================================
Liabilities and Stockholder's Equity

Current liabilities
  Current maturities of long-term debt.............   $    42        $    34
  Accounts payable.................................       365            405
  Accrued compensation and payroll taxes...........       103            118
  Interest payable.................................        42             71
  Other current liabilities........................       133            136
                                                    ---------------------------
      Total current liabilities....................       685            764
Long-term debt, less current maturities............     3,808          3,779
Other long-term liabilities........................       695            708
Deferred income taxes..............................       778            797
Stockholder's equity
  Common stock, par value $.01 per share;
   200,000,000 shares authorized, 135,335,381
   shares issued and outstanding in 2001 and
   2000............................................         1              1
  Additional paid in capital.......................     3,015          3,015
  Retained earnings................................        10              2
  Accumulated other comprehensive income (loss)....       (16)           (15)
                                                    ---------------------------
      Total stockholder's equity...................     3,010          3,003
                                                    ---------------------------
                                                      $ 8,976        $ 9,051
================================================================================

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

Three months ended March 31, (In millions)                                                               2001       2000
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income......................................................................................     $     8     $  28
   Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
      Extraordinary loss from early extinguishment of debt.........................................           6
      Depreciation and amortization................................................................          87        68
      Amortization of deferred debt issuance costs.................................................           1         1
      Deferred income taxes........................................................................           6        31
      Non-cash employee benefits...................................................................           7         5
      Foreign currency transaction gains...........................................................          (4)       (2)
      Equity income of affiliates..................................................................          (2)       (4)
      Gain on sale of assets.......................................................................          (6)
      Change in current assets and liabilities, net of
       effects from acquisitions and dispositions
         Receivables...............................................................................          (1)        2
         Inventories...............................................................................           6        (6)
         Prepaid expenses and other current assets.................................................          (5)       15
         Accounts payable and other current liabilities............................................         (47)      (51)
         Interest payable..........................................................................         (29)       11
         Income taxes..............................................................................           5         1
      Other, net...................................................................................         (10)     (127)
                                                                                                        -----------------
  Net cash provided by (used for) operating activities.............................................          22       (28)
                                                                                                        -----------------
Cash flows from investing activities
  Property additions...............................................................................         (32)      (31)
  Proceeds from sales of assets....................................................................          16         1
                                                                                                        -----------------
  Net cash used for investing activities...........................................................         (16)      (30)
                                                                                                        -----------------
Cash flows from financing activities
  Proceeds from long-term debt.....................................................................       1,050
  Net borrowings (repayments) of debt..............................................................      (1,007)       74
  Debt repurchase premiums.........................................................................         (14)
  Deferred debt issuance costs.....................................................................         (25)       (9)
                                                                                                        -----------------
  Net cash provided by financing activities........................................................           4        65
                                                                                                        -----------------
  Effect of exchange rate changes on cash..........................................................                    (1)
                                                                                                        -----------------
Increase in cash and cash equivalents..............................................................          10         6
Cash and cash equivalents
  Beginning of period..............................................................................          24        13
                                                                                                        -----------------
  End of period....................................................................................     $    34     $  19
-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION
                  Notes to Consolidated Financial Statements
                         (Tabular amounts in millions)


1.   Significant Accounting Policies

The accompanying consolidated financial statements and notes thereto of Stone Container Corporation ("Stone" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Stone 2000 10-K"), filed March 13, 2001, with the Securities Exchange Commission.

The Company is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"). On November 18, 1998, Stone was merged with a wholly-owned subsidiary of SSCC. On May 31, 2000, the Company acquired (the "St. Laurent Acquisition") St. Laurent Paperboard, Inc. ("St. Laurent").

2.   Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   St. Laurent Acquisition

The St. Laurent Acquisition was accounted for as a purchase business combination, and accordingly, the cost to acquire St. Laurent was preliminarily allocated to the assets acquired and liabilities assumed according to their estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of approximately $208 million, which is being amortized on a straight-line basis over 40 years.

4.   Exit Liabilities

At December 31, 2000, the Company had $49 million of exit liabilities related to the restructuring of operations in connection with the merger and the St. Laurent Acquisition. During the first quarter, the Company had $7 million of cash disbursements related to these exit liabilities.

5.   Long-Term Debt

In January 2001, the Company closed on a bond offering to issue $750 million of 9.75% Senior Notes due 2011 and $300 million of 9.25% Senior Notes due 2008. The proceeds of this issuance along with additional borrowings on the Revolving Credit Facility of $34 million were used to redeem (i) $300 million in aggregate principal of senior subordinated debentures due April 1, 2002, (ii) $45 million in aggregate principal of convertible subordinated debentures due February 15, 2007, (iii) $500 million in aggregate principal of first mortgage notes due October 1, 2002, and (iv) $200 million in aggregate principal of senior notes due October 1, 2004. In addition, the proceeds were used to pay $39 million in fees, call premiums and other expenses related to these transactions. An extraordinary loss of $4 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

6.   Adoption of SFAS No. 133

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. SFAS No. 133 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Upon the adoption of SFAS No. 133, the Company recorded a pretax cumulative effect of an accounting change gain of approximately $5 million in OCI. During the first quarter of 2001, the fair value of these derivatives decreased by $2 million. The Company reclassified the net $3 million gain to cost of goods sold during the quarter when the hedged items were recognized.

In accordance with SFAS No. 133, hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

Commodity Future Contracts

The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be highly effective at offsetting changes in price movements of the hedged item. As of March 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. The fair value of the Company's futures contracts at March 31, 2001 is not material. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded in earnings.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of less than one year. The fair value of the Company's foreign currency forward contracts at March 31, 2001 is not material. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded in earnings.

7.   Other, Net

The Company completed the sale of its Bathurst, New Brunswick, Canada, sawmill during first quarter of 2001, resulting in a gain of $6 million, recorded in other, net in the consolidated statements of operations.

8.   Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's significant non-consolidated affiliate at March 31, 2001 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $108 million and $114 million for the three months ended March 31, 2001 and 2000, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                               Three months ended
                                                                   March 31,
                                                               ------------------
                                                                 2001     2000
                                                               ------------------
Results of operations
   Net sales..............................................      $ 143    $ 163
   Cost of sales..........................................        124      143
   Income before income taxes, minority interest
      and extraordinary charges...........................          6        8
   Net income.............................................          6        7

9.   Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                               Three months ended
                                                                   March 31,
                                                               ------------------
                                                                 2001     2000
                                                               ------------------
Net income................................................       $  8     $ 28
Other comprehensive income (loss), net of tax:
   Deferred hedge loss....................................         (1)
   Foreign currency translation adjustment................                 (9)
                                                               ------------------
Comprehensive income......................................       $  7     $ 19
                                                               ------------------

10.  Business Segment Information

The Company has three reportable segments: (1) Containerboard and Corrugated Containers, (2) Specialty Packaging and (3) International. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Specialty Packaging segment converts kraft and specialty paper into multi-wall bags, consumer bags and intermediate bulk containers. These bags and containers are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products. The International segment is primarily composed of the Company's containerboard mills located in Europe and corrugating facilities located in Europe and South America.

The Company's North American reportable segments are strategic business units that offer different products, and each is managed separately because they manufacture distinct products. The International segment is managed separately because it has different customers, and its operations are based in markets outside of the North American market. Other includes one nonreportable segment and corporate related items which include the elimination of intercompany profit and income and expense not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization, interest expense and the adjustment to record inventory at LIFO.

A summary by business segment follows:

                                             Container-
                                              board &
                                             Corrugated     Specialty      Inter-
                                             Containers     Packaging     national     Other       Total
                                             ----------     ---------     --------     -----       -----
Three months ended March 31,
----------------------------
   2001
   ----
   Revenues from external
     customers..........................      $ 1,203         $ 137        $ 155       $   18     $ 1,513
   Intersegment revenues................           34                                                  34
   Segment profit (loss)................          126             9           15         (116)         34

   2000
   ----
   Revenues from external
      customers.........................      $ 1,005         $ 133        $ 148       $          $ 1,286
   Intersegment revenues................           35                                                  35
   Segment profit (loss)................          178             8           10         (136)         60

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Forward-Looking Statements

Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include, among others, the following: (i) the impact of general economic conditions in North America and Europe and in other countries in which we and our subsidiaries currently do business; (ii) industry conditions, including competition and product and raw material prices; (iii) fluctuations in exchange rates and currency values; (iv) capital expenditure requirements; (v) legislative or regulatory requirements, particularly concerning environmental matters; (vi) interest rates; and (vii) access to capital markets. Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition.


Results of Operations - First Quarter 2001 Compared to First Quarter 2000

(In millions)                                                     Three months
                                                                 ended March 31,
                                                                ----------------
                                                                 2001      2000
                                                                ------    ------
Net sales
    Containerboard and corrugated containers ...............    $1,203    $1,005
    Specialty packaging ....................................       137       133
    International ..........................................       155       148
    Other operations .......................................        18
                                                                ------    ------
        Total ..............................................    $1,513    $1,286
                                                                ======    ======
Profit (loss)
    Containerboard and corrugated containers ...............    $  126    $  178
    Specialty packaging ....................................         9         8
    International ..........................................        15        10
    Other operations .......................................         1
    Corporate related items ................................       (34)      (53)
    Restructuring ..........................................                  (6)
                                                                ------    ------
        Income from operations .............................    $  117    $  137
    Interest expense, net ..................................       (94)      (81)
    Other, net .............................................        11         4
                                                                ------    ------
        Income before income taxes and extraordinary item ..    $   34    $   60
                                                                ======    ======

Net sales increased 18% due to the St. Laurent Paperboard, Inc. acquisition and higher average sales prices for containerboard and corrugated containers. Sales were negatively impacted by lower volume and the closure of operating facilities. Increased levels of market related downtime at our containerboard and market pulp mills and higher energy cost were the primary reasons for the decrease in income from operations. Corporate related items improved compared to last year due primarily to lower intercompany profit elimination.

Cost and Expenses
-----------------

Cost of goods sold in the Consolidated Statements of Operations increased due primarily to the St. Laurent acquisition. Cost of goods sold as a percent of net sales increased to 84% from 81% due primarily to the higher levels of market related downtime taken at the containerboard and market pulp mills, which negatively impacted contribution by $47 million, and higher energy cost of $38 million. Selling and administrative expense as a percent of net sales was 8%, unchanged from last year.

Interest expense, net was higher due to the interest impact of $16 million on higher average borrowings, which was partially offset by the interest impact of $3 million due to lower overall average interest rates.

Other, net improved due primarily to a non-recurring gain of $6 million related to the sale of a sawmill operation.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Increases (Decreases) in Net Sales
----------------------------------

                                   Container-
                                    board &
                                   Corrugated   Specialty    Inter-      Other
(In millions)                      Containers   Packaging   national   Operations   Total
                                   ----------   ---------   --------   ----------   -----
Sales price and product mix ...       $ 43         $ 6        $(2)         $        $ 47
Sales volume ..................        (48)          3         10                    (35)
Acquisition ...................        236                                  18       254
Closed or sold facilities .....        (33)         (5)        (1)                   (39)
                                      ----         ---        ---          ---      ----
    Total increase ............       $198         $ 4        $ 7          $18      $227
                                      ====         ===        ===          ===      ====


Containerboard and Corrugated Containers Segment
------------------------------------------------

Net sales increased by 20% due to the St. Laurent acquisition and higher sales prices for containerboard and corrugated containers. On average, corrugated container prices improved by 7% and linerboard prices were higher by 3%. The average price of market pulp was 12% lower. The average sales price of kraft paper increased 7%.

Production of containerboard increased 9% due primarily to the St. Laurent acquisition. Exclusive of St. Laurent, production of containerboard declined 19% due to the extensive market related downtime taken in 2001 to balance supply with demand. Shipments of corrugated containers increased 5%, but excluding the impact of St. Laurent, shipments declined 8% because of impacts from the slowing U.S. economy and our container plant closures. Production of market pulp declined 27% due primarily to market related downtime taken in 2001. Kraft paper production increased 12%.

Profits decreased by $52 million to $126 million due to the higher levels of market related downtime taken at our containerboard and market pulp mills and higher energy costs. Profits were favorably impacted by the St. Laurent acquisition and lower reclaimed fiber costs. Cost of goods sold as a percent of net sales increased to 82% compared to 75% last year due primarily to the higher levels of market related downtime and higher energy costs.

Specialty Packaging Segment
---------------------------

Net sales increased 3% due primarily to higher average sales prices. The improvement in net sales was partially offset by the closure of an operating facility. Profits increased $1 million to $9 million due primarily to the higher sales prices. Cost of goods sold as a percent of net sales increased to 85% compared to 84% last year due primarily to higher material cost.

International Segment
---------------------

Net sales increased 5% due to increased volume, primarily for container operations. Profits increased $5 million to $15 million due primarily to lower reclaimed fiber cost and higher average sales prices for containerboard. Cost of goods sold as a percent of net sales decreased to 84% compared to 86% last year due primarily to the lower reclaimed fiber cost.

Other Operations
----------------

Other operations include St. Laurent's consumer packaging facilities, which were acquired during 2000.

Statistical Data

      (In thousands of tons, except as noted)               Three months
                                                           ended March 31,
                                                           ---------------
                                                           2001      2000
                                                           -----     -----
      Containerboard .................................     1,419     1,301
      Kraft paper ....................................        83        74
      Market pulp ....................................       110       151
      Solid bleached sulfate .........................        30
      Coated boxboard ................................        22        21
      Corrugated containers sold (billion sq. ft.) ...      16.1      15.4
      Multiwall bags sold ............................        63        63

Acquisition and Restructuring

St. Laurent was acquired on May 31, 2000 and their results of operations have been included in the Consolidated Statements of Operations since the acquisition date. In connection with the St. Laurent acquisition, we recorded exit liabilities of $10 million in 2000. Cash payments for exit liabilities for the three months ended March 31, 2001 were $4 million. Since the acquisition date, through March 31, 2001, we have incurred $7 million (70%) of the planned cash expenditures for the termination of certain St. Laurent employees, liabilities for long-term commitments and the permanent shutdown of a container plant. Targeted synergy savings totaling $50 million are expected to be achieved through a combination of purchasing savings, supply chain management, manufacturing efficiencies and administrative reductions. Through March 2001, annualized merger synergy savings from the St. Laurent acquisition of approximately $36 million have been achieved.

As explained in the Stone Container 2000 10-K, the restructuring of our operations in connection with the merger with Smurfit-Stone was completed in 2000. The remaining cash expenditures in connection with the restructuring will be funded through operations as originally planned. For the three months ended March 31, 2001, $3 million of the $14 million anticipated cash expenditures for 2001 were incurred.

Liquidity and Capital Resources

For the three months ended March 31, 2001, $1,050 million of borrowings, $22 million of net cash provided by operating activities and $16 million of proceeds from the sale of assets were used to fund $1,007 of net debt repayments, $32 million of property additions and $39 million of financing fees, call premiums and other refinancing cost.

In January 2001, we issued $750 million of 9.75% senior notes due 2011 and $300 million of 9.25% senior notes due 2008 (the New Senior Notes). The proceeds of this issuance, along with additional borrowings on the Stone Container revolving credit facility of $34 million, were used to redeem (i) $200 million aggregate principal amount of 10.75% senior subordinated debentures due April 1, 2002,
(ii) $100 million aggregate principal amount of 10.75% senior subordinated debentures and 1.5% supplemental interest certificates due April 1, 2002, (iii) $45 million aggregate principal of 6.75% convertible subordinated debentures due February 15, 2007, (iv) $500 million aggregate principal of 10.75% first mortgage notes due October 1, 2002 and (v) $200 million aggregate principal of 11.50% senior notes due October 1, 2004. In addition, the proceeds were used to pay $39 million in fees, call premiums and other expenses related to these transactions. The New Senior Notes have not been registered under the Securities Act of 1933 and are subject to certain transfer restrictions. We filed a Registration Statement on Form S-4, dated March 30, 2001 to consummate a registered exchange offer for the New Stone Senior Notes. If, by July 24, 2001, we do not consummate the registered exchange offer for a series of notes or cause a shelf registration statement with respect to resales of such series of notes to be declared effective, the interest rate on the notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or the effectiveness of a shelf registration statement.

The obligations under the Stone Container credit agreement, which provide for the Stone Container revolving credit facility and the Stone Container tranche C, D, E and F term loans, are unconditionally guaranteed by certain subsidiaries of Stone Container, other than subsidiaries acquired or created in connection with the St. Laurent acquisition. The obligations under the Stone Container credit agreement are secured by a security interest in substantially all of the assets of Stone Container and its subsidiaries, other than the assets acquired in the St. Laurent transaction, and 65% of the stock of Smurfit-Stone Container Canada, Inc. The security interest under the Stone Container credit agreement excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container facilities. The tranche G term loan provided to Stone Container under the Stone Container/Smurfit-Stone Container Canada, Inc. credit agreement is unconditionally guaranteed by the U.S. subsidiaries acquired or created in connection with the St. Laurent acquisition and is secured by a security interest in substantially all of the U.S. assets acquired in the St. Laurent acquisition. The tranche H term loan and revolving credit facility provided to Smurfit-Stone Container Canada under the Stone/Smurfit-Stone Container Canada credit agreement are unconditionally guaranteed by Stone Container and the U.S. and Canadian subsidiaries acquired or created in connection with the St. Laurent acquisition and are secured by a security interest in substantially all of the U.S. and Canadian assets acquired in the St. Laurent acquisition.

The credit agreements contain various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and
(iv) maintenance of certain financial covenants. The credit agreements also require prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. Such restrictions, together with our highly leveraged position, could restrict corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

We expect internally generated cash flows and existing financing resources will be sufficient for the next several years to meet our ordinary course obligations, including debt service, expenditures under the Cluster Rule and other capital expenditures. We intend to hold capital expenditures for 2001 significantly below our anticipated annual depreciation level of $280 million. We expect to use any excess cash flows provided by operations to make further debt reductions. As of March 31, 2001, we had $380 million of unused borrowing capacity under our credit agreements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

We are exposed to various market risks, including interest rate risk, commodity price risk and foreign currency risk. To manage the volatility related to these risks, we enter into various derivative contracts that qualify for hedge accounting under Statement of Financial Accounting Standard No. 133. We do not use derivatives for speculative or trading purposes.

Earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Management's objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at March 31, 2001. Issuance of the New Senior Notes and the related debt redemptions did not materially change the composition of our fixed and variable rate debt or our interest rate risk.

We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of April 30, 2001, we have outstanding futures contracts to hedge approximately 25% to 50% of our expected natural gas requirements for the months of May 2001 through February 2002. Management's objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process.

Our principal foreign exchange exposures are the Canadian dollar and the German mark. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada, which is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of less than one year. As of March 31, 2001, we have outstanding Canadian dollar forward purchase contracts to hedge approximately 33% our Canadian dollar requirements for the months of April 2001 through January 2002.

The exchange rate for the Canadian dollar and the German mark as of March 31, 2001 compared to December 31, 2000 weakened against the U.S. dollar by 5.2% and 7.3%, respectively. We recognized foreign currency transaction gains of $4 million for the three months ended March 31, 2001 compared to a gain of $2 million for the same period last year.

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

a)  The following exhibits are included in this Form 10-Q:

    None


b)  Reports on Form 8-K:

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



                                            STONE CONTAINER CORPORATION
                                        ------------------------------------
                                                    (Registrant)



Date:  May 14, 2001                          /s/  Paul K. Kaufmann
      --------------                    ------------------------------------
                                                  Paul K. Kaufmann
                                                 Vice President and
                                                Corporate Controller
                                           (Principal Accounting Officer)