Form 10-Q
period 2001-06-30
STONE CONTAINER CORP
filed 2001-08-10
CIK 94610

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2001
Commission File Number 1-3439

                          STONE CONTAINER CORPORATION
    -----------------------------------------------------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 2001, the registrant had outstanding 135,335,381 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1. Financial Statements
        --------------------

                          STONE CONTAINER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                 Three months ended                  Six months ended
                                                                      June 30,                           June 30,
                                                           ------------------------------------------------------------
(In millions)                                                    2001         2000                  2001          2000
-----------------------------------------------------------------------------------------------------------------------
Net sales...............................................       $ 1,438      $ 1,379               $ 2,951       $ 2,665
Costs and expenses
  Cost of goods sold....................................         1,217        1,131                 2,486         2,170
  Selling and administrative expenses...................           127          107                   254           211
  Restructuring charge..................................                         40                                  46
                                                           ------------------------------------------------------------
    Income from operations..............................            94          101                   211           238
Other income (expense)
  Interest expense, net.................................           (86)         (89)                 (180)         (170)
  Equity income of affiliates...........................             4            2                     6             6
  Other, net............................................            (2)          (4)                    7            (4)
                                                           ------------------------------------------------------------
    Income before income taxes and
     extraordinary item.................................            10           10                    44            70
Provision for income taxes..............................           (11)         (12)                  (33)          (44)
                                                           ------------------------------------------------------------
  Income (loss) before extraordinary item...............            (1)          (2)                   11            26
Extraordinary item
  Gain (loss) from early extinguishment of debt,
   net of income tax (provision) benefit of $2
   for the six months ended June 30, 2001 and
   ($1) for the three and six months ended
   June 30, 2000........................................                          2                    (4)            2
                                                           ------------------------------------------------------------
    Net income (loss)...................................            (1)           0                     7            28
Preferred stock dividends...............................                         (2)                                 (4)
                                                           ------------------------------------------------------------
    Net income (loss) applicable to common shares.......       $    (1)     $    (2)              $     7       $    24
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,        December 31,
(In millions, except share data)                                                                  2001              2000
--------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                         (Unaudited)
Current assets
  Cash and cash equivalents.........................................................             $    15             $    24
  Receivables, less allowances of $44 in 2001 and 2000..............................                 349                 369
  Inventories
    Work-in-process and finished goods..............................................                 156                 154
    Materials and supplies..........................................................                 341                 385
                                                                                         ------------------------------------
                                                                                                     497                 539
  Deferred income taxes.............................................................                 160                 159
  Prepaid expenses and other current assets.........................................                  47                  42
                                                                                         ------------------------------------
     Total current assets...........................................................               1,068               1,133
Net property, plant and equipment...................................................               4,234               4,348
Timberland, less timber depletion...................................................                  52                  58
Goodwill, less accumulated amortization of $203 in 2001 and $161 in 2000............               3,150               3,170
Investment in equity of nonm-consolidated affiliates................................                 133                 132
Other assets........................................................................                 222                 210
                                                                                         ------------------------------------
                                                                                                 $ 8,859             $ 9,051
=============================================================================================================================
Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt..............................................             $    37             $    34
  Accounts payable..................................................................                 358                 405
  Accrued compensation and payroll taxes............................................                 111                 118
  Interest payable..................................................................                  73                  71
  Other current liabilities.........................................................                 137                 136
                                                                                         -------------------------------------
     Total current liabilities......................................................                 716                 764
Long-term debt, less current maturities.............................................               3,688               3,779
Other long-term liabilities.........................................................                 691                 708
Deferred income taxes...............................................................                 770                 797
Stockholder's equity
  Common stock, par value $.01 per share; 200,000,000 shares authorized,
   135,335,381 shares issued and outstanding in 2001 and 2000.......................                   1                   1
  Additional paid in capital........................................................               3,015               3,015
  Retained earnings.................................................................                   9                   2
  Accumulated other comprehensive income (loss).....................................                 (31)                (15)
                                                                                         ------------------------------------
     Total stockholder's equity.....................................................               2,994               3,003
                                                                                         ------------------------------------
                                                                                                 $ 8,859             $ 9,051
=============================================================================================================================

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Six months ended June 30, (in millions)                               2001      2000
-------------------------------------------------------------------------------------
Cash flows from operating activities
 Net income......................................................   $     7   $    28
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Extraordinary (gain) loss from early extingushment of debt....         6        (3)
   Depreciation and amortization.................................       176       141
   Amortization of deferred debt issuance costs..................         3         2
   Deferred income taxes.........................................        10        38
   Non-cash employee benefits....................................        12         9
   Non-cash restructuring charge.................................                  32
   Foreign currency transaction gains............................        (1)       (1)
   Equity income of affiliates...................................        (6)       (6)
   Gain on sale of assets........................................        (8)
   Change in current assets and liabilities, net of
    effects from acquisitions and dispositions
     Receivables.................................................        18        63
     Inventories.................................................        40        28
     Prepaid expenses and other current assets...................        (6)       16
     Accounts payable and other current liabilities..............       (61)      (16)
     Interest payable............................................         2        (4)
     Income taxes................................................         6         1
   Other, net....................................................       (26)     (136)
                                                                    -----------------
 Net cash provided by operating activities.......................       172       192
                                                                    -----------------
Cash flows from investing activities
 Property additions..............................................       (62)      (66)
 Proceeds from sales of assets and investments...................        17        61
 Payment on acquisition, net of cash received....................       (16)     (631)
                                                                    -----------------
 Net cash used for investing activities..........................       (61)     (636)
                                                                    -----------------
Cash flows from financing activities
 Borrowings under bank credit facilities.........................     1,050     1,525
 Payments of debt................................................    (1,132)   (1,031)
 Debt repurchase premiums........................................       (14)
 Deferred debt issuance costs....................................       (23)      (17)
                                                                    -----------------
 Net cash provided by (used for) financing activities............      (119)      477
                                                                    -----------------
 Effect of exchange rate changes on cash.........................        (1)       (1)
                                                                    -----------------
Increase (decrease) in cash and cash equivalents.................        (9)       32
Cash and cash equivalents
 Beginning of period.............................................        24        13
                                                                    -----------------
 End of period...................................................   $    15   $    45
-------------------------------------------------------------------------------------

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

3. St. Laurent Acquisition

The purchase price allocation was completed during the second quarter of 2001. The final allocation resulted in acquired goodwill of approximately $222 million, which is being amortized on a straight-line basis over 40 years. The preliminary allocation was adjusted for the final fixed asset valuations.

4. Exit Liabilities

At December 31, 2000, the Company had $49 million of exit liabilities related primarily to the restructuring of operations in connection with the merger and the St. Laurent Acquisition. The Company had $4 million and $11 million of cash disbursements related to these exit liabilities for the three and six months ended June 30, 2001, respectively.

5. Long-Term Debt

In January 2001, the Company closed on a bond offering to issue $750 million of 9.75% Senior Notes due 2011 and $300 million of 9.25% Senior Notes due 2008. The proceeds of this issuance along with additional borrowings on the Revolving Credit Facility of $34 million were used to redeem (i) $300 million in aggregate principal of senior subordinated debentures due April 1, 2002, (ii) $45 million in aggregate principal of convertible subordinated debentures due February 15, 2007, (iii) $500 million in aggregate principal of first mortgage notes due October 1, 2002, and (iv) $200 million in aggregate principal of senior notes due October 1, 2004. In addition, the proceeds were used to pay $37 million in fees, call premiums and other expenses related to these transactions. An extraordinary loss of $4 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

6. Derivatives Instruments and Hedging Activities

Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of natural gas used in its operations and the movement in the Canadian foreign currency exchange rate.

Commodity Future Contracts

The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. As of June 30, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. For the three and six month periods ended June 30, 2001, the Company reclassified a $1 million loss and a $2 million gain, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at June 30, 2001 is a $13 million liability.

The Company recorded a $3 million loss in cost of goods sold on commodity future contracts during the second quarter related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

The cumulative deferred hedge loss is $6 million (net of tax of $4 million) at June 30, 2001. The Company expects to reclassify $5 million into earnings during the next twelve months.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of less than one year. The fair value of the Company's foreign currency forward contracts at June 30, 2001 is not material. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded in earnings. For the three and six month periods ended June 30, 2001, the Company reclassified immaterial amounts in both periods from OCI to cost of goods sold when the hedged items were recognized.

7. Other, Net

The Company completed the sale of its Bathurst, New Brunswick, Canada, sawmill during the first quarter of 2001, resulting in a gain of $6 million, recorded in other, net in the consolidated statements of operations. An additional $1 million gain was recognized during the second quarter of 2001, related to additional cash proceeds received from the final working capital adjustments.

8. Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's significant non-consolidated affiliate at June 30, 2001 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $117 million for the three months ended June 30, 2001 and 2000, and $225 million and $231 million for the six months ended June 30, 2001 and 2000, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                               Three months ended       Six months ended
                                                                    June 30,                 June 30,
                                                               ------------------       ----------------
                                                                2001         2000       2001        2000
                                                                ----         ----       ----        ----
Results of operations
   Net sales...........................................         $186         $162       $329        $325
   Cost of sales.......................................          157          142        281         285
   Income before income taxes, minority interest
      and extraordinary charges........................           10           10         16          18
   Net income..........................................           10           10         16          17

9.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                               Three months ended       Six months ended
                                                                    June 30,                 June 30,
                                                               ------------------       ----------------
                                                                2001         2000       2001        2000
                                                                ----         ----       ----        ----
Net income (loss).........................................      $ (1)        $          $  7        $ 28
Other comprehensive income (loss), net of tax:
   Deferred hedge income..................................         1                       1
   Deferred hedge loss....................................        (5)                     (6)
   Foreign currency translation...........................       (11)          12        (11)          3
                                                                ----         ----       ----        ----
Comprehensive income (loss)...............................      $(16)        $ 12       $ (9)       $ 31
                                                                ====         ====       ====        ====

10. Business Segment Information

The Company has three reportable segments: (1) Containerboard and Corrugated Containers, (2) Specialty Packaging and (3) International. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Specialty Packaging segment converts kraft and specialty paper into multiwall bags, consumer bags and intermediate bulk containers. These bags and containers are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products. The International segment is primarily composed of the Company's containerboard mills and corrugated container facilities located in Europe.

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

A summary by business segment follows:

                                          Container-
                                           board &
                                          Corrugated    Specialty     Inter-
                                          Containers    Packaging    national    Other     Total
                                          ----------    ---------    --------    -----    -------
Three months ended June 30,
---------------------------
   2001
   ----
   Revenues from external
    customers...........................   $ 1,154        $ 127       $ 139      $  18    $ 1,438
   Intersegment revenues................        24                                             24
   Segment profit (loss)................       117            6           9       (122)        10

   2000
   ----
   Revenues from external
    customers...........................   $ 1,098        $ 128       $ 147      $   6    $ 1,379
   Intersegment revenues................        31                                             31
   Segment profit (loss)................       154            7           5       (156)        10

Six months ended June 30,
-------------------------
   2001
   ----
   Revenues from external
    customers...........................   $ 2,357        $ 264       $ 294      $  36    $ 2,951
   Intersegment revenues................        58                                             58
   Segment profit (loss)................       243           15          24       (238)        44

   2000
   ----
   Revenues from external
    customers...........................   $ 2,103        $ 261       $ 295      $   6    $ 2,665
   Intersegment revenues................        66                                             66
   Segment profit (loss)................       332           15          15       (292)        70

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include, among others, the following:

 .  the impact of general economic conditions in North America and Europe and in other countries in which we and our subsidiaries currently do business;
 .  industry conditions, including competition and product and raw material prices;
 .  fluctuations in exchange rates and currency values;
 .  capital expenditure requirements;
 .  legislative or regulatory requirements, particularly concerning environmental matters;
 .  interest rates;
 .  access to capital markets;
 .  fluctuations in energy prices; and
 .  obtaining required approval, if any, of debt holders.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any froward-looking statements that have been made after the occurrence of events after the date hereto.

Results of Operations - Second Quarter 2001 Compared to Second Quarter 2000

(In millions)                                                Three months ended
                                                                  June 30,
                                                             ------------------
                                                              2001        2000
                                                             ------      ------
Net sales
   Containerboard and corrugated containers............      $1,154      $1,098
   Specialty packaging.................................         127         128
   International.......................................         139         147
   Other operations....................................          18           6
                                                             ------      ------
     Total.............................................      $1,438      $1,379
                                                             ======      ======

Profit (loss)
   Containerboard and corrugated containers............      $  117      $  154
   Specialty packaging.................................           6           7
   International.......................................           9           5
   Other operations....................................           1          (1)
   Corporate related items.............................         (35)        (22)
   Restructuring.......................................                     (40)
   Interest expense, net...............................         (86)        (89)
   Other, net..........................................          (2)         (4)
                                                             ------      ------
     Income before income taxes and extraordinary item.      $   10      $   10
                                                             ======      ======

Net sales increased 4% due primarily to the St. Laurent Paperboard, Inc. acquisition. Sales were negatively impacted by lower average sales prices for containerboard and corrugated containers and the closure of operating facilities.

Cost of goods sold increased due primarily to the St. Laurent acquisition and higher energy cost of $17 million. Cost of goods sold was favorably impacted by lower reclaimed fiber. Cost of goods sold as a percent of net sales increased to 85% from 82% last year due primarily to the lower average sales prices. Selling and administrative expenses were higher due to the St. Laurent acquisition. Selling and administrative expense as a percent of net sales increased to 9% from 8% last year due primarily to the lower average sales prices.

Interest expense, net was lower due to the favorable impact of $9 million from lower overall average interest rates, which was partially offset by the unfavorable impact of $6 million on higher average borrowings.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Increases (Decreases) in Net Sales

                                         Container-
                                          board &
                                         Corrugated    Specialty     Inter-       Other
(In millions)                            Containers    Packaging    national    Operations     Total
                                         ----------    ---------    --------    -----------    -----
Sales price and product mix............    $ (79)         $  2        $ (9)         $          $ (86)
Sales volume...........................        3             1           5             1          10
Acquisition............................      151                                      11         162
Closed or sold facilities..............      (19)           (4)         (4)                      (27)
                                           -----          ----        ----          ----       -----
 Total increase (decrease).............    $  56          $ (1)       $ (8)         $ 12       $  59
                                           =====          ====        ====          ====       =====

Containerboard and Corrugated Containers Segment

Net sales increased 5% due primarily to the St. Laurent acquisition. Net sales were negatively impacted by lower average sales prices for containerboard, market pulp, kraft paper, and corrugated containers. On average, corrugated container prices decreased by 3% and linerboard prices were lower by 5%. The average price of market pulp was 37% lower. The average sales price of kraft paper decreased 4%.

Production of containerboard increased 21% due primarily to the St. Laurent acquisition. Exclusive of St. Laurent, production of containerboard declined 1% due to the higher market related downtime taken in the second quarter to balance supply with demand. Containerboard market related downtime in the second quarter of 2001 was 216,000 tons compared to 151,000 tons last year. Shipments of corrugated containers increased 5%, but excluding the impact of St. Laurent, shipments declined 4% because of impacts from the slowing U.S. economy and our container plant closures. Production of market pulp declined 4% and kraft paper production decreased 20%.

Profits decreased by $37 million due to the lower average sales prices, higher levels of market related downtime taken at our containerboard mills and higher energy costs. Profits were favorably impacted by the St. Laurent acquisition and lower reclaimed fiber costs. Cost of goods sold as a percent of net sales increased to 83% compared to 80% last year due primarily to the lower average sales prices.

Specialty Packaging Segment

Net sales decreased 1% due primarily to the closure of an operating facility. The decrease in net sales was partially offset by a 2% improvement in volume and a 5% increase in the average sales price. Profits decreased $1 million to $6 million due primarily to higher material and conversion cost. Cost of goods sold as a percent of net sales increased to 86% compared to 84% last year due primarily to higher material and conversion cost.

International Segment

Net sales decreased 5% due to lower average sales prices for corrugated containers, containerboard and reclaimed fiber and the closure of a converting facility. Profits increased $4 million to $9 million due primarily to lower reclaimed fiber cost. Cost of goods sold as a percent of net sales decreased to 86% compared to 89% last year due primarily to the lower reclaimed fiber cost.

Other Operations

Net sales and profits of other operations improved as a result of the St. Laurent consumer packaging operations, which were acquired May 31, 2000.

Results of Operations - Six Months 2001 Compared to Six Months 2000

(In millions)                                                                   Six months ended
                                                                                    June 30,
                                                                                ----------------
                                                                                 2001      2000
                                                                                ------    ------
Net sales
  Containerboard and corrugated containers....................................  $2,357    $2,103
  Specialty packaging.........................................................     264       261
  International...............................................................     294       295
  Other operations............................................................      36         6
                                                                                ------    ------
    Total.....................................................................  $2,951    $2,665
                                                                                ======    ======
Profit (loss)
 Containerboard and corrugated containers.....................................  $  243    $  332
 Specialty packaging..........................................................      15        15
 International................................................................      24        15
 Other operations.............................................................       2        (1)
 Corporate related items......................................................     (67)      (71)
 Restructuring................................................................               (46)
 Interest expense, net........................................................    (180)     (170)
 Other, net...................................................................       7        (4)
                                                                                ------    ------
   Income before income taxes and extraordinary item..........................  $   44    $   70
                                                                                ======    ======

Net sales increased 11% due primarily to the St. Laurent Paperboard, Inc. acquisition. Sales were negatively impacted by lower average sales prices and volume for market pulp and the closure of operating facilities.

Cost of goods sold increased due primarily to the St. Laurent acquisition and higher energy cost of $45 million. Cost of goods sold was favorably impacted by lower reclaimed fiber. Cost of goods sold as a percent of net sales increased to 84% from 81% last year due primarily to the higher levels of market related downtime taken at the containerboard and market pulp mills. Selling and administrative expenses were higher due to the St. Laurent acquisition. Selling and administrative expense as a percent of net sales increased to 9% from 8% last year due primarily to lower average sales prices.

Interest expense, net was higher due to the unfavorable impact of $23 million on higher average borrowings, which was partially offset by the favorable impact of $13 million from lower overall average interest rates.

Other, net improved due primarily to a non-recurring gain of $7 million in 2001 related to the sale of a sawmill operation.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Increases (Decreases) in Net Sales

                                           Container-
                                             board &
                                           Corrugated   Specialty    Inter-      Other
(In millions)                              Containers   Packaging   national   Operations   Total
                                           ----------   ---------   --------   ----------   -----
Sales price and product mix............       $(43)        $ 8        $(11)       $          $(46)
Sales volume...........................        (38)          4          15                    (19)
Acquisition............................        387                                 30         417
Closed or sold facilities..............        (52)         (9)         (5)                   (66)
                                              ----         ---        ----        ---        ----
 Total increase (decrease).............       $254         $ 3        $ (1)       $30        $286
                                              ====         ===        ====        ===        ====

Containerboard and Corrugated Containers Segment

Net sales increased by 12% due primarily to the St. Laurent acquisition. Net sales were negatively impacted by lower average sales prices and sales volume for market pulp and, excluding the St. Laurent acquisition, lower sales volume for containerboard and corrugated containers. On average, corrugated container prices were comparable to last year, while linerboard prices were lower by 1%. The average price of market pulp was 26% lower. The average sales price of kraft paper increased 2%.

Production of containerboard increased 15% due primarily to the St. Laurent acquisition. Exclusive of St. Laurent, production of containerboard declined 10% due to the extensive market related downtime taken in the first half of 2001 to balance supply with demand. Containerboard market related downtime was 414,000 tons in the first half of 2001 compared to 173,000 tons last year. Shipments of corrugated containers increased 5%, but excluding the impact of St. Laurent, shipments declined 6% because of impacts from the slowing U.S. economy and our container plant closures. Production of market pulp declined 16% due primarily to market related downtime of 27,000 tons taken in 2001. Kraft paper production decreased 3%.

Profits decreased by $89 million to $243 million due to lower average sales prices, the higher levels of market related downtime taken at our containerboard and market pulp mills and higher energy costs. Profits were favorably impacted by the St. Laurent acquisition and lower reclaimed fiber costs. Cost of goods sold as a percent of net sales increased to 83% compared to 78% last year due primarily to the higher levels of market related downtime and higher energy costs.

Specialty Packaging Segment

Net sales increased 1% due primarily to higher average sales prices. The improvement in net sales was partially offset by the closure of an operating facility. Profits of $15 million were comparable to last year. Cost of goods sold as a percent of net sales increased to 85% compared to 84% last year due primarily to higher material and conversion cost.

International Segment

Net sales were comparable to last year. Profits increased $9 million to $24 million due primarily to lower reclaimed fiber cost and increased volume of corrugated containers. Cost of goods sold as a percent of net sales decreased to 85% compared to 87% last year due primarily to the lower reclaimed fiber cost.

Other Operations

Net sales and profits of other operations improved as a result of the St. Laurent consumer packaging operations, which were acquired May 31, 2000.

Statistical Data

(In thousands of tons, except as noted)                        Three months ended                   Six months ended
                                                                   June  30,                           June  30,
                                                             -----------------------             -----------------------
                                                              2001              2000              2001              2000
                                                             -----             -----             -----             -----
Mill Production
   Containerboard...............................             1,408             1,181             2,827             2,482
   Kraft paper..................................                57                71               140               145
   Market pulp..................................               149               156               259               307
   Solid bleached sulfate.......................                32                11                62                11
   Coated boxboard..............................                18                21                40                42
Corrugated containers sold (billion sq. ft.)....              16.4              15.7              32.5              31.1
Multiwall bags sold.............................                61                61               124               124

Acquisition and Restructuring

In connection with the St. Laurent acquisition on May 31, 2000, we recorded exit liabilities of $12 million. Cash payments for exit liabilities for the six months ended June 30, 2001 were $4 million. Since the acquisition date, through June 30, 2001, we have incurred $7 million (58%) of the planned cash expenditures, including the termination of certain St. Laurent employees, liabilities for long-term commitments and the permanent shutdown of a container plant. Targeted synergy savings from the St. Laurent acquisition totaling $50 million per year were expected to be achieved through a combination of purchasing savings, supply chain management, manufacturing efficiencies and administrative reductions. Through June 2001, annualized merger synergy savings of approximately $57 million have been achieved.

As explained in the Stone Container 2000 10-K, the restructuring of our operations in connection with the merger with Smurfit-Stone was completed in 2000. The remaining cash expenditures in connection with the restructuring will be funded through operations as originally planned. For the six months ended June 30, 2001, $6 million of the $14 million anticipated cash expenditures for 2001 were incurred.

Liquidity and Capital Resources

For the six months ended June 30, 2001, $1,050 million of borrowings, $172 million of net cash provided by operating activities, $17 million of proceeds from the sale of assets and available cash of $9 million were used to fund $1,132 million of net debt repayments, $62 million of property additions, $16 million for the acquisition of a multiwall bag packaging facility and $37 million of financing fees, call premiums and other refinancing cost.

In January 2001, we issued $750 million of 9.75% senior notes due 2011 and $300 million of 9.25% senior notes due 2008 (the New Senior Notes). The proceeds of this issuance, along with additional borrowings on the Stone Container revolving credit facility of $34 million, were used to redeem (i) $200 million aggregate principal amount of 10.575% senior subordinated debentures due April 1, 2002,
(ii) $100 million aggregate principal amount of 10.75% senior subordinated debentures and 1.5% supplemental interest certificates due April 1, 2002, (iii) $45 million aggregate principal of 6.75% convertible subordinated debentures due February 15, 2007, (iv) $500 million aggregate principal of 10.75% first mortgage notes due October 1, 2002 and (v) $200 million aggregate principal of 11.50% senior notes due October 1, 2004. In addition, the proceeds were used to pay $39 million in fees, call premiums and other expenses related to these transactions. We commenced a registered exchange offer for the New Senior Notes on June 13, 2001. On July 13, 2001, we completed the exchange of substantially all of the New Senior Notes for a like amount of senior notes which have been registered under the Securities Act of 1933. We did not receive any proceeds from the exchange offer.

The obligations under the Stone Container credit agreement, which provide for the Stone Container revolving credit facility and the Stone Container tranche C, D, E and F term loans, are unconditionally guaranteed by certain subsidiaries of Stone Container, other than subsidiaries acquired or created in connection with the St. Laurent acquisition. The obligations under the Stone Container credit agreement are secured by a security interest in substantially all of the assets of Stone Container and its U.S. subsidiaries, other than the assets acquired in the St. Laurent transaction, and 65% of the stock of Smurfit-Stone Container Canada, Inc. The security interest under the Stone Container credit agreement excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container facilities. The tranche G term loan provided to Stone Container under the Stone Container/Smurfit-Stone Container Canada, Inc. credit agreement is unconditionally guaranteed by the U.S. subsidiaries acquired or created in connection with the St. Laurent acquisition and is secured by a security interest in substantially all of the U.S. assets acquired in the St. Laurent acquisition. The tranche H term loan and revolving credit facility provided to Smurfit-Stone Container Canada under the Stone Container/Smurfit-Stone Container Canada, Inc. credit agreement are unconditionally guaranteed by Stone Container and the U.S. and Canadian subsidiaries acquired or created in connection with the St. Laurent acquisition and are secured by a security interest in substantially all of the U.S. and Canadian assets acquired in the St. Laurent acquisition.

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

We expect internally generated cash flows and existing financing resources will be sufficient for the next several years to meet our obligations, including debt service, expenditures relating to environmental compliance and other capital expenditures. Scheduled debt payments for the last six months of 2001 and for 2002 total $21 million and $34 million, respectively, with increasing amounts thereafter. We intend to hold capital expenditures for 2001 significantly below our anticipated annual depreciation level of $280 million. We expect to use any excess cash flows provided by operations to make further debt reductions. As of June 30, 2001, we had $489 million of unused borrowing capacity under our credit agreements.

Prospective Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of the Statement is expected to result in an increase in net income of $84 million per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including interest rate risk, commodity price risk and foreign currency risk. To manage the volatility related to these risks, we enter into various derivative contracts that qualify for hedge accounting under Statement of Financial Accounting Standard No. 133. We do not use derivatives for speculative or trading purposes.

Earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Management's objective is to protect Smurfit-Stone from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at June 30, 2001. Issuance of the New Senior Notes and the related debt redemptions did not materially change the composition of our fixed and variable rate debt or our interest rate risk.

We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of June 30, 2001, we have futures contracts to hedge approximately 90% to 100% of our expected natural gas requirements for the months of July 2001 through December 2001. We have futures contracts to hedge approximately 20% to 50% of our expected natural gas requirements for the months of January 2002 through October 2002. Management's objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The increase in energy cost discussed in Part 1, Item 2 above includes the impact of the natural gas futures contracts.

Our principal foreign exchange exposures are the Canadian dollar and the German mark. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada, which is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of less than one year. As of June 30, 2001, we have Canadian dollar forward purchase contracts to hedge approximately 33% our Canadian dollar requirements for the months of July 2001 through January 2002.

The exchange rate for the Canadian dollar and the German mark as of June 30, 2001 compared to December 31, 2000 weakened against the U.S. dollar by 1.2% and 10.8%, respectively. We recognized foreign currency transaction gains of $1 million for the six months ended June 30, 2001 and for the same period last year.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------

In September 1997, we received a Notice of Violation and a Compliance Order from the EPA alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, we responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, we received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that we "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. We responded to this notice and indicated the
EPA's allegations were without merit.   On February 24, 2001, we entered into a
tolling agreement with the EPA that deferred prosecution of this matter until July 2, 2001. On July 2, 2001, we entered into a second tolling agreement with the EPA that deferred prosecution of this matter until January 4, 2002.

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

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a)  The following exhibits are included in this Form 10-Q:

    4.1 Indenture dated as of January 25, 2001, between Stone Container and The Bank of New York, as Trustee, relating to Stone Container's 9 1/4% Senior Notes due 2008 and 9 3/4% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to Stone Container's Registration Statement on Form S-4, Registration Number 333-58030).

b)  Reports on Form 8-K:

    There were no Form 8-K filings during the three months ended June 30, 2001.

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             STONE CONTAINER CORPORATION
                                         -----------------------------------
                                                   (Registrant)



Date:  August 10, 2001                      /s/    Paul K. Kaufmann
       ---------------                    ------------------------------------
                                                   Paul K. Kaufmann
                                                  Vice President and
                                                 Corporate Controller
                                            (Principal Accounting Officer)