Form 10-Q
period 2001-09-30
STONE CONTAINER CORP
filed 2001-11-13
CIK 94610

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

For Quarter Ended September 30, 2001
Commission File Number 1-3439


                           STONE CONTAINER CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       36-2041256
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


               150 North Michigan Avenue, Chicago, Illinois       60601
             ----------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)


                                   (312) 346-6600
             ----------------------------------------------------------
                (Registrant's telephone number, including area code)


                                   Not Applicable
             ----------------------------------------------------------
              (Former name, former address and former fiscal year, if
                           changed since last report)


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 2001, the registrant had outstanding 135,335,381 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
        --------------------



                           STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three months ended            Nine months ended
                                                                  September 30,                 September 30,
                                                              -----------------------------------------------------
(In millions)                                                   2001          2000           2001            2000
-------------------------------------------------------------------------------------------------------------------
Net sales ...................................................  $ 1,440        $ 1,576      $ 4,391         $ 4,241
Cost of goods sold ..........................................    1,216          1,249        3,702           3,419
Selling and administrative expenses .........................      128            128          382             339
Restructuring charges .......................................        1              5            1              51
Gain on sale of assets ......................................       (1)                         (9)
                                                               ---------------------------------------------------
   Income from operations ...................................       96            194          315             432
Other income (expense)
 Interest expense, net ......................................      (79)          (102)        (259)           (272)
 Equity income of affiliates ................................        4              4           10              10
 Other, net .................................................                      11           (1)              7
                                                               ---------------------------------------------------
   Income before income taxes
     and extraordinary item .................................       21            107           65             177
Provision for income taxes ..................................      (14)           (51)         (47)            (95)
                                                               ---------------------------------------------------
 Income before extraordinary item ...........................        7             56           18              82
Extraordinary item
 Gain (loss) from early extinguishment of debt, net of income tax (provision) benefit of $0 and $1 for the three
    months and $2 and $0 for the nine months ended
    September 30, 2001 and 2000, respectively ...............                      (1)          (4)              1
                                                               ---------------------------------------------------
    Net income ..............................................        7             55           14              83
Preferred stock dividends ...................................                      (2)                          (6)
                                                               ---------------------------------------------------
    Net income applicable to common shares ..................  $     7        $    53      $    14         $    77
==================================================================================================================

See notes to consolidated financial statements.

                            STONE CONTAINER CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                                                           September 30,        December 31,
(In millions, except share data)                                                2001               2000
------------------------------------------------------------------------------------------------------------
Assets                                                                      (Unaudited)
Current assets
 Cash and cash equivalents ................................................    $     14            $    24
 Receivables, less allowances of $43 in 2001 and  $44 in 2000 .............         375                369
 Inventories
   Work-in-process and finished goods .....................................         147                154
   Materials and supplies .................................................         344                385
                                                                            ------------------------------
                                                                                    491                539
 Deferred income taxes ....................................................         161                159
 Prepaid expenses and other current assets ................................          53                 42
                                                                            ------------------------------
    Total current assets ..................................................       1,094              1,133
Net property, plant and equipment .........................................       4,189              4,348
Timberland, less timber depletion .........................................          47                 58
Goodwill, less accumulated amortization of $224 in 2001 and $161 in 2000...       3,128              3,170
Investment in equity of non-consolidated affiliates .......................         134                132
Other assets ..............................................................         213                210
                                                                            ------------------------------
                                                                               $  8,805            $ 9,051
==========================================================================================================
Liabilities and Stockholder's Equity

Current liabilities
 Current maturities of long-term debt .....................................    $     32            $    34
 Accounts payable .........................................................         376                405
 Accrued compensation and payroll taxes ...................................         127                118
 Interest payable .........................................................          37                 71
 Other current liabilities ................................................         142                136
                                                                            ------------------------------
    Total current liabilities .............................................         714                764
Long-term debt, less current maturities ...................................       3,643              3,779
Other long-term liabilities ...............................................         676                708
Deferred income taxes .....................................................         768                797
Stockholder's equity
  Common stock, par value $.01 per share; 200,000,000 shares authorized,
    135,335,381 shares issued and outstanding in 2001 and 2000 ............           1                  1
 Additional paid in capital ...............................................       3,015              3,015
 Retained earnings ........................................................          16                  2
 Accumulated other comprehensive income (loss) ............................         (28)               (15)
                                                                            -----------        -----------
    Total stockholder's equity ............................................       3,004              3,003
                                                                            -----------        -----------
                                                                               $  8,805            $ 9,051
==========================================================================================================

See notes to consolidated financial statements.

                     STONE CONTAINER CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

Nine months ended September 30, (In millions)                           2001                2000
---------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net income .......................................................    $   14          $       83
 Adjustments to reconcile net income to net cash
     provided by operating activities:
       Extraordinary (gain) loss from early extinguishment of debt...       6                  (1)
       Depreciation and amortization ................................     263                 228
       Amortization of deferred debt issuance costs .................       4                   3
       Deferred income taxes ........................................      21                  76
       Non-cash employee benefits ...................................       5                   2
       Non-cash restructuring charge                                                           32
       Foreign currency transaction gains ...........................      (2)
       Equity income of affiliates ..................................     (10)                (10)
       Gain on sale of assets .......................................      (9)
       Change in current assets and liabilities, net of
         effects from acquisitions and dispositions
          Receivables ...............................................      (5)                 71
          Inventories ...............................................      47                  38
          Prepaid expenses and other current assets .................     (11)                 21
          Accounts payable and other current liabilities ............     (30)                (37)
          Interest payable ..........................................     (33)                  6
          Income taxes ..............................................      (6)                  1
       Other, net ...................................................     (22)               (135)
                                                                       --------------------------
 Net cash provided by operating activities ..........................     232                 378
                                                                       --------------------------
Cash flows from investing activities
 Property additions .................................................     (79)               (148)
 Proceeds from sales of assets and investments ......................      23                  62
 Payments on acquisitions, net of cash received .....................     (16)               (631)
                                                                       ---------------------------
 Net cash used for investing activities .............................     (72)               (717)
                                                                       --------------------------
Cash flows from financing activities
 Proceeds from long-term debt .......................................   1,050               1,525
 Payments of long-term debt .........................................  (1,183)             (1,142)
 Debt repurchase premiums ...........................................     (14)
 Deferred debt issuance costs .......................................     (23)                (17)
                                                                       --------------------------
 Net cash provided by (used for) financing activities ...............    (170)                366
                                                                       --------------------------
 Effect of exchange rate changes on cash ............................                          (2)
                                                                       --------------------------
Increase (decrease) in cash and cash equivalents ....................     (10)                 25
Cash and cash equivalents
 Beginning of period ................................................      24                  13
                                                                       --------------------------
 End of period ......................................................  $   14          $       38
=================================================================================================

See notes to consolidated financial statements.

                           STONE CONTAINER CORPORATION
                   Notes to Consolidated Financial Statements
                          (Tabular amounts in millions)

1.  Significant Accounting Policies

The accompanying consolidated financial statements and notes thereto of Stone Container Corporation ("Stone" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed March 13, 2001, with the Securities Exchange Commission.

The Company is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"). On May 31, 2000, the Company acquired St.
Laurent Paperboard, Inc. (the "St. Laurent Acquisition").

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

4.  Exit Liabilities

The Company recorded a restructuring charge of $1 million during the third quarter of 2001 related to the closure of a sawmill. This charge related primarily to the non-cash write-down of assets to their estimated fair value less cost to sell.

At December 31, 2000, the Company had $49 million of exit liabilities related primarily to the restructuring of operations in connection with the merger with SSCC and the St. Laurent Acquisition. The Company had $1 million and $12 million of cash disbursements related to these exit liabilities for the three and nine months ended September 30, 2001, respectively.

5.  Long-Term Debt

In January 2001, the Company closed on a bond offering to issue $750 million of 9.75% Senior Notes due 2011 and $300 million of 9.25% Senior Notes due 2008. The proceeds of this issuance along with additional borrowings on the Revolving Credit Facility of $32 million were used to redeem (i) $300 million in aggregate principal of senior subordinated debentures due April 1, 2002, (ii) $45 million in aggregate principal of convertible subordinated debentures due February 15, 2007, (iii) $500 million in aggregate principal of first mortgage notes due October 1, 2002, and (iv) $200 million in aggregate principal of senior notes due October 1, 2004. In addition, the proceeds were used to pay $37 million in fees, call premiums and other expenses related to these transactions. An extraordinary loss of $4 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

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

The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of commodities used in its operations and the movement in foreign currency exchange rates.

Commodity Future Contracts
The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. As of September 30,2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. For the three and nine month periods ended September 30, 2001, the Company reclassified a $6 million loss and a $4 million loss, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at September 30, 2001 is a $16 million liability.

For the three and nine month periods ended September 30, 2001, the Company recorded a $1 million loss and a $4 million loss, respectively, in cost of goods sold on commodity future contracts outstanding as of September 30, 2001, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

Foreign Currency Forward Contracts
The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. The fair value of the Company's foreign currency forward contracts at September 30, 2001 is a $4 million liability. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded in earnings.

The cumulative deferred hedge loss on all commodity and foreign currency contracts is $10 million (net of tax of $6 million) at September 30, 2001. The Company expects to reclassify $9 million into earnings during the next twelve months.

7.  Other Items

The Company completed the sale of its Bathurst, New Brunswick, Canada, sawmill during the first quarter of 2001, resulting in a gain on sale of assets of $6 million. An additional $1 million gain was recognized during the second quarter of 2001, related to additional cash proceeds received from the final working capital adjustments.

During the third quarter of 2000, the Company recorded a $12.5 million pretax gain related to the proceeds received from the redemption of the convertible preferred stock of Four M Corporation that Stone had received in connection with the consummation of the Florida Coast Paper Company reorganization plan. The pretax gain is included in Other, net in the Consolidated Statements of Operations.

8.  Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America, South America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

The Company's significant non-consolidated affiliate at September 30, 2001 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc. Smurfit-MBI had net sales of $112 million and $118 million for the three months ended September 30, 2001 and 2000, respectively, and $337 million and $349 million for the nine months ended September 30, 2001 and 2000, respectively.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

                                                                                Three months ended            Nine months ended
                                                                                   September 30,                September  30,
                                                                             -------------------------    ------------------------
                                                                                2001           2000           2001           2000
                                                                                ----           ----           ----           ----
Results of operations

  Net sales ............................................................       $ 156          $ 159          $ 485          $ 484
  Cost of sales ........................................................         143            138            424            423
  Income before income taxes, minority interest
     and extraordinary charges .........................................          10              9             26             27
  Net income ...........................................................          10              9             26             26

9.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                                                 Three months ended         Nine months ended
                                                                                    September 30,             September 30,
                                                                                    --------------            -------------
                                                                                2001           2000         2001            2000
                                                                                ----           ----         ----            ----
  Net income ...........................................................       $   7         $   55       $   14           $  83
  Other comprehensive income (loss), net of tax:
    Deferred hedge loss, net ...........................................          (5)                        (10)
    Foreign currency translation .......................................           8            (18)         ( 3)            (15)
                                                                               -----         ------       ------           -----
  Comprehensive income .................................................       $  10         $   37       $    1           $  68
                                                                               =====         ======       ======           =====

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

                                                      Container-
                                                       board &
                                                      Corrugated       Specialty          Inter-
                                                      Containers       Packaging         national           Other           Total
                                                    --------------- ----------------  ---------------  ----------------  -----------
Three months ended September 30,
--------------------------------
  2001
  ----
  Revenues from external
   customers .....................................       $ 1,143        $  137          $  143           $    17           $ 1,440
  Intersegment revenues ..........................            36                                                                36
  Segment profit (loss) ..........................           123             8               9              (119)               21

  2000
  ----
  Revenues from external
   customers .....................................       $ 1,278        $  126          $  152           $    20           $ 1,576
  Intersegment revenues ..........................            35                                                                35
  Segment profit (loss) ..........................           224             8              11              (136)              107

Nine months ended September 30,
-------------------------------
  2001
  ----
  Revenues from external
   customers .....................................       $ 3,500        $  401          $  437           $    53           $ 4,391
  Intersegment revenues ..........................            94                                                                94
  Segment profit (loss) ..........................           366            23              33              (357)               65

  2000
  ----
  Revenues from external
   customers .....................................       $ 3,381        $  387          $  447           $    26           $ 4,241
  Intersegment revenues ..........................           101                                                               101
  Segment profit (loss) ..........................           556            23              26              (428)              177

11.  Contingencies

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties, the uncertainty due to the joint and several nature of the Company's liabilities and experience regarding similar matters.

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

12.  Prospective Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of the Statement is expected to result in an increase in net income of approximately $84 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Forward-Looking Statements

Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

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

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made after the occurrence of events after the date hereto.

Results of Operations - Third Quarter 2001 Compared to Third Quarter 2000

(In millions)                                                                          Three months ended
                                                                                         September 30,
                                                                                    -----------------------
                                                                                       2001         2000
                                                                                    ---------     ---------
Net sales
   Containerboard and corrugated containers ....................................    $   1,143     $  1,278
   Specialty packaging .........................................................          137          126
   International ...............................................................          143          152
   Other operations ............................................................           17           20
                                                                                    ---------     --------
     Total .....................................................................    $   1,440     $  1,576
                                                                                    =========     ========

Profit (loss)
   Containerboard and corrugated containers ....................................    $     123     $    224
   Specialty packaging .........................................................            8            8
   International ...............................................................            9           11
   Other operations ............................................................            1           (2)
   Corporate related items .....................................................          (41)         (38)
   Gain on sale of assets ......................................................            1
   Restructuring ...............................................................           (1)          (5)
   Interest expense, net .......................................................          (79)        (102)
   Other, net ..................................................................                        11
                                                                                    ---------     --------
    Income before income taxes and extraordinary item ..........................    $      21     $    107
                                                                                    =========     ========

Net sales decreased 9% due primarily to lower average sales prices and sales volumes for containerboard, corrugated containers and market pulp.

Cost of goods sold decreased due primarily to the lower sales volume and lower cost of reclaimed fiber. Cost of goods sold as a percent of net sales increased to 84% from 79% last year due primarily to the lower average sales prices. Selling and administrative expenses were comparable to last year. Selling and administrative expense as a percent of net sales increased to 9% from 8% last year due primarily to the lower average sales prices.

Interest expense, net was lower due to the favorable impact of $16 million from lower overall average interest rates and $7 million on lower average borrowings.

Other, net for the 2000 period included a $12.5 million pretax gain related to the proceeds received from the redemption of convertible preferred stock of Four M Corporation that we received in connection with the consummation of the Florida Coast Paper Company reorganization plan.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Increases (Decreases) in Net Sales
----------------------------------

                                             Container-
                                               board &
                                             Corrugated     Specialty      Inter-       Other
(In millions)                                Containers     Packaging     national    Operations    Total
                                             ----------     ---------     --------    ----------    -----
Sales price and product mix ...............    $  (115)         $   1        $  (10)     $          $  (124)
Sales volume ..............................         (7)            (3)            2          (3)        (11)
Acquisition ...............................                        15                                    15
Closed or sold facilities .................        (13)            (2)           (1)                    (16)
                                               -------          -----        ------      ------     -------
   Total ..................................    $  (135)         $  11        $   (9)     $   (3)    $  (136)
                                               =======          =====        ======      ======     =======

Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales decreased 11% due primarily to lower average sales prices for containerboard, market pulp, and corrugated containers. On average, corrugated container prices decreased by 5% and linerboard prices were lower by 7%. The average price of market pulp was 40% lower. The average sales price of kraft paper decreased 6%.

Containerboard market related downtime in the third quarter of 2001 was 162,000 tons compared to 189,000 tons last year, however production of containerboard decreased by 3% due to higher levels of maintenance downtime and lower productivity. Shipments of corrugated containers decreased 4% because of impacts from the slowing U.S. economy and our container plant closures. Production of market pulp declined 1% and kraft paper production increased 12%.

Profits decreased by $101 million due primarily to the lower average sales prices. Profits were favorably impacted by lower reclaimed fiber costs. Cost of goods sold as a percent of net sales increased to 83% compared to 76% last year due primarily to the lower average sales prices.

Specialty Packaging Segment
---------------------------
Net sales increased 9% due primarily to the acquisition of a multiwall bag packaging facility. The increase in net sales was partially offset by a 6% decrease in sales volume and the closure of an operating facility. Profits were comparable to last year. Cost of goods sold as a percent of net sales increased to 86% compared to 83% last year due primarily to higher material and conversion cost.

International Segment
---------------------
Net sales decreased 6% due to lower average sales prices for corrugated containers, containerboard and reclaimed fiber and the sale of a converting facility. Profits decreased $2 million due primarily to the lower average sales prices. Profits were favorably impacted by lower reclaimed fiber cost. Cost of goods sold as a percent of net sales was 87%, which was comparable to last year.

Other Operations
----------------
Other operations consist of consumer packaging operations acquired as part of the St. Laurent acquisition. Net sales decreased by 15% due primarily to lower sales volume. Profits improved by $3 million as a result of lower operating costs.

Results of Operations - Nine Months 2001 Compared to Nine Months 2000


(In millions)                                                                       Nine months ended
                                                                                      September 30,
                                                                                  --------------------
                                                                                   2001         2000
                                                                                  -------      -------
Net sales
  Containerboard and corrugated containers .....................................  $ 3,500      $ 3,381
  Specialty packaging ..........................................................      401          387
  International ................................................................      437          447
  Other operations .............................................................       53           26
                                                                                  -------      -------
   Total .......................................................................  $ 4,391      $ 4,241
                                                                                  =======      =======

Profit (loss)
  Containerboard and corrugated containers .....................................  $   366      $   556
  Specialty packaging ..........................................................       23           23
  International ................................................................       33           26
  Other operations .............................................................        3           (3)
  Corporate related items ......................................................     (108)        (109)
  Gain on sale of assets .......................................................        9
  Restructuring ................................................................       (1)         (51)
  Interest expense, net ........................................................     (259)        (272)
  Other, net ...................................................................       (1)           7
                                                                                  -------      -------
   Income before income taxes and extraordinary item ...........................  $    65      $   177
                                                                                  =======      =======

Net sales increased 4% due primarily to the St. Laurent Paperboard, Inc. acquisition. Sales were negatively impacted by lower average sales prices and lower sales volume for containerboard, corrugated containers and market pulp and the closure of operating facilities.

Cost of goods sold increased due to the St. Laurent acquisition and higher energy cost of $46 million. Cost of goods sold was favorably impacted by lower reclaimed fiber. Cost of goods sold as a percent of net sales increased to 84% from 81% last year due primarily to the lower average sales prices for containerboard, market pulp and corrugated containers. Selling and administrative expenses were higher due to the St. Laurent acquisition. Selling and administrative expense as a percent of net sales increased to 9% from 8% last year due primarily to lower average sales prices.

Interest expense, net was lower due to the favorable impact of $28 million from lower overall average interest rates, which was partially offset by the unfavorable impact of $15 million on higher average borrowings.

Gain on sale of assets included a gain of $7 million in 2001 related to the sale of a sawmill operation.

Other, net for the 2000 period included a $12.5 million pretax gain related to the proceeds received from the redemption of convertible preferred stock of Four M Corporation that we received in connection with the consummation of the Florida Coast Paper Company reorganization plan.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

Increases (Decreases) in Net Sales
----------------------------------

                                             Container-
                                              board &
                                             Corrugated      Specialty     Inter-    Other
(In millions)                                Containers      Packaging    national   Operations    Total
                                             ----------      ---------    --------   ----------    -----
Sales price and product mix ...............    $  (150)        $  10        $  (21)    $    1     $ (160)
Sales volume ..............................        (53)           (1)           17         (4)       (41)
Acquisitions ..............................        387            15                       30        432
Closed or sold facilities .................        (65)          (10)           (6)                  (81)
                                               -------         -----        ------     ------     ------
   Total ..................................    $   119         $  14        $  (10)    $   27     $  150
                                               =======         =====       ========    ======     ======

Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales increased by 4% due primarily to the St. Laurent acquisition. Net sales were negatively impacted by lower average sales prices and sales volume for market pulp and, excluding the St. Laurent acquisition, lower sales volume for containerboard and corrugated containers. On average, corrugated container prices were 2% lower compared to last year and linerboard prices were lower by 3%. The average price of market pulp prices were 31% lower. The average sales price of kraft paper decreased 1%.

Production of containerboard increased 8% due primarily to the St. Laurent acquisition. Exclusive of St. Laurent, production of containerboard declined 8% due to the extensive market related downtime taken in 2001 to balance supply with demand. Containerboard market related downtime was 577,000 tons in 2001 compared to 362,000 tons last year. Shipments of corrugated containers increased 2%, but excluding the impact of St. Laurent, shipments declined 5% because of impacts from the slowing U.S. economy and our container plant closures. Production of market pulp declined 11% due primarily to market related downtime of 27,000 tons taken in the first quarter of 2001. Kraft paper production increased 2%.

Profits decreased by $190 million due to lower average sales prices, the higher levels of market related downtime taken at our containerboard and market pulp mills and higher energy costs. Profits were favorably impacted by the St. Laurent acquisition and lower reclaimed fiber costs. Cost of goods sold as a percent of net sales increased to 83% compared to 77% last year due primarily to the lower average sales prices, higher levels of market related downtime and higher energy costs.

Specialty Packaging Segment
---------------------------
Net sales increased by 4% due to the acquisition of a multiwall bag packaging facility and a 3% increase in average sales prices. The improvement in net sales was partially offset by the closure of an operating facility. Profits of $23 million were comparable to last year. Cost of goods sold as a percent of net sales increased to 86% compared to 84% last year due primarily to higher material and conversion cost.

International Segment
---------------------
Net sales decreased by 2% due to lower average sales prices for reclaimed fiber, corrugated containers and the sale of a converting facility. Profits increased $7 million due primarily to lower reclaimed fiber cost and increased sales volume of corrugated containers. Cost of goods sold as a percent of net sales decreased to 86% compared to 87% last year due primarily to the lower reclaimed fiber cost.


Other Operations
----------------
Net sales and profits of other operations improved as a result of the St. Laurent consumer packaging operations, which were acquired May 31, 2000.

Statistical Data

(In thousands of tons, except as noted)                 Three months ended    Nine months ended
                                                            September 30,       September 30,
                                                         -------------------  -------------------
                                                          2001         2000      2001     2000
                                                          ----         ----      ----     ----
Mill production
    Containerboard ..................................     1,460       1,509      4,287    3,991
    Kraft paper .....................................        82          73        222      218
    Market pulp .....................................       143         145        402      452
    Solid bleached sulfate ..........................        30          28         92       39
     Coated boxboard ................................        20          22         60       64
Corrugated containers sold (billion sq. ft.) ........      16.2        16.7       48.7     47.8
Multiwall bags sold .................................        67          61        191      185

Acquisition and Restructuring

In connection with the St. Laurent acquisition on May 31, 2000, we recorded exit liabilities of $12 million. Cash payments for exit liabilities for the nine months ended September 30, 2001 were $5 million. Since the acquisition date, through September 30, 2001, we have incurred $8 million (67%) of the planned cash expenditures, including the termination of certain St. Laurent employees, liabilities for long-term commitments and the permanent shutdown of a container plant. Targeted synergy savings from the St. Laurent acquisition totaling $50 million per year were expected to be achieved through a combination of purchasing savings, supply chain management, manufacturing efficiencies and administrative reductions. Through September 2001, annualized merger synergy savings of approximately $60 million have been achieved.

As explained in our Annual Report on Form 10-K for the year ended December 31, 2000, the restructuring of our operations in connection with the merger with Smurfit-Stone was completed in 2000. The remaining cash expenditures in connection with the restructuring will be funded through operations as originally planned. For the nine months ended September 30, 2001, $6 million of the $14 million anticipated cash expenditures for 2001 were incurred.

Liquidity and Capital Resources

For the nine months ended September 30, 2001, $1,050 million of borrowings, $232 million of net cash provided by operating activities, $23 million of proceeds from the sale of assets and available cash of $10 million were used to fund $1,183 million of net debt repayments, $79 million of property additions, $16 million for the acquisition of a multiwall bag packaging facility and $37 million of financing fees, call premiums and other refinancing costs.

In January 2001, we issued $750 million of 9.75% senior notes due 2011 and $300 million of 9.25% senior notes due 2008 (the New Senior Notes). The proceeds of this issuance, along with additional borrowings on the Stone Container revolving credit facility of $32 million, were used to redeem (i) $200 million aggregate principal amount of 10.75% senior subordinated debentures due April 1, 2002,
(ii) $100 million aggregate principal amount of 10.75% senior subordinated debentures and 1.5% supplemental interest certificates due April 1, 2002, (iii) $45 million aggregate principal of 6.75% convertible subordinated debentures due February 15, 2007, (iv) $500 million aggregate principal of 10.75% first mortgage notes due October 1, 2002 and (v) $200 million aggregate principal of 11.50% senior notes due October 1, 2004. In addition, the proceeds were used to pay $37 million in fees, call premiums and other expenses related to these transactions. We commenced a registered exchange offer for the New Senior Notes on June 13, 2001. On July 13, 2001, we completed the exchange of substantially all of the New Senior Notes for a like amount of senior notes which have been registered under the Securities Act of 1933. We did not receive any proceeds from the exchange offer.

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

We expect internally generated cash flows and existing financing resources will be sufficient for the next several years to meet our obligations, including debt service, expenditures relating to environmental compliance and other capital expenditures. Scheduled debt payments for the last three months of 2001 and for the year 2002 total $13 million and $32 million, respectively, with increasing amounts thereafter. We intend to hold capital expenditures for 2001 significantly below our anticipated annual depreciation level of $280 million. As of September 30, 2001, we had authorized commitments for capital expenditures of $94 million, including $24 million for environmental projects, $23 million to maintain competitiveness and $47 million for upgrades, modernization and expansion. We expect to use any excess cash flows provided by operations to make further debt reductions. As of September 30, 2001, we had $549 million of unused borrowing capacity under our credit agreements.

Environmental Compliance

The United States Environmental Protection Agency (EPA) has finalized significant portions of its comprehensive rule governing the pulp, paper and paperboard industry, known as the "Cluster Rule". Phase I of the Cluster Rule required us to convert our bleached market pulp mill at Panama City, Florida to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects have been substantially completed at a cost of approximately $154 million as of September 30, 2001 (of which approximately $20 million has been spent in 2001). Phase II of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. Phase III of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2005. We continue to study possible means of compliance with Phases II and III of the Cluster Rule. Based on currently available information, we estimate that the compliance cost of Phases II and III of the Cluster Rule is likely to be in the range of $70 to $90 million and that such cost will be incurred over the next five years.

In recent years, the EPA has undertaken significant air quality initiatives associated with nitrogen oxide emissions, regional haze and national ambient air quality standards. Several of our mills are located in states affected by these EPA initiatives. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost projections to our expenditure forecast.

In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $8 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule, management is of the opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position. However, we could incur significant expenditures due to changes in law or the discovery of new information, which expenditures could have a material adverse effect on our operation results.

Prospective Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

We are exposed to various market risks, including interest rate risk, commodity price risk and foreign currency risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

Earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Management's objective is to protect Stone Container from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at September 30, 2001. Issuance of the New Senior Notes and the related debt redemptions did not materially change the composition of our fixed and variable rate debt or our interest rate risk.

We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of September 30, 2001, we have futures contracts to hedge approximately 85% to 100% of our expected natural gas requirements for the months of October 2001 through December 2001. We have futures contracts to hedge approximately 20% to 50% of our expected natural gas requirements for the months of January 2002 through October 2002. Management's objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The increase in energy cost discussed in Part 1, Item 2 above includes the impact of the natural gas futures contracts.

Our principal foreign exchange exposures are the Canadian dollar and the euro. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in

Canada, which is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. As of September 30, 2001, we have Canadian dollar forward purchase contracts to hedge approximately 20% to 60% our Canadian dollar requirements for the months of October 2001 through December 2002.

The exchange rate for the Canadian dollar and the euro as of September 30, 2001 compared to December 31, 2000 strengthened/(weakened) against the U.S. dollar by (5.3)% and 3.3%, respectively. We recognized foreign currency transaction gains of $2 million for the nine months ended September 30, 2001 and none for the same period last year.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.    Legal Proceedings
           -----------------

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that we reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes comprised of purchasers of corrugated sheets and corrugated boxes, respectively. We are vigorously defending these cases.

In September 1997, we received a Notice of Violation and a Compliance Order from the EPA alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, we responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, we received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that we "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. We responded to this notice and indicated the EPA's allegations were without merit. We have entered into a tolling agreement with the EPA that defers any further prosecution of this matter until at least January 4, 2002. Upon expiration of the tolling agreement, the EPA may bring suit against us.

In April 1999, the EPA and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a notice of violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which was acquired from Chesapeake Corporation in May 1997. In general, the notices of violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these notices of violation pursuant to the purchase agreement between St. Laurent and Chesapeake and the parties appointed a third-party arbitrator to resolve the issues relating to the indemnification claim. The arbitrator has established a binding cost-sharing formula between the parties as to the cost of any required capital expenditures that might be required to resolve the notices of violation, as well as any fines and penalties imposed in connection therewith. St. Laurent and Chesapeake are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy the notices of violation, and based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe our share of the costs to resolve this matter will not be material and will not exceed established reserves. We have entered into a tolling agreement with the EPA that defers any further prosecution of this matter until at least December 31, 2001. Upon expiration of the tolling agreement, the EPA may bring suit against St. Laurent.

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

Item 5.       Other Information
              -----------------

              None

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

a)    The following exhibits are included in this Form 10-Q:

              None

b)    Reports on Form 8-K:

      There were no Form 8-K filings during the three months ended September 30, 2001.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   STONE CONTAINER CORPORATION
                                             -----------------------------------
                                                           (Registrant)






Date:  November 13, 2001                           /s/     Paul K. Kaufmann
      ------------------                     -----------------------------------
                                                           Paul K. Kaufmann
                                                       Vice President and
                                                       Corporate Controller
                                                  (Principal Accounting Officer)