Form 10-K
period 2001-12-31
STONE CONTAINER CORP
filed 2002-03-13
CIK 94610

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the fiscal year ended December 31, 2001

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

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
     Title of each class                              on which registered
     -------------------                              --------------------------
     Rating Adjustable Senior Notes                   New York Stock Exchange
     due August 1, 2016

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of February 28, 2002, none of the registrant's voting stock was held by non-affiliates.

The number of shares outstanding of the registrant's common stock as of February 28, 2002: 1,000

DOCUMENTS INCORPORATED BY REFERENCE:

                                             Part of Form 10-K
Document                              Into Which Document is Incorporated
--------                         ----------------------------------------------
                                                   None

The registrant meets the conditions set forth in General Instruction (I) (1)
(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted thereby.

                          STONE CONTAINER CORPORATION
                           Annual Report on Form 10-K
                                December 31, 2001

                                TABLE OF CONTENTS

PART I                                                                  Page No.
Item 1.   Business......................................................    2
Item 2.   Properties....................................................    7
Item 3.   Legal Proceedings.............................................    8

PART II
Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters........................................   10
Item 6.   Selected Financial Data.......................................   11
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................   13
Item 7a.  Quantitative and Qualitative Disclosures About
             Market Risk................................................   23
Item 8.   Financial Statements and Supplementary Data...................   25
Item 9.   Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure........................   56

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K........................................   56

FORWARD-LOOKING STATEMENTS
Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under
Part I, Item 1, "Business-Environmental Compliance", under Part 1, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to Stone Container Corporation or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:


..  the impact of general economic conditions in North America and Europe and in other locations in which we and our subsidiaries currently do business;
..  general industry conditions, including competition and product and raw material prices;
..  fluctuations in interest rates, exchange rates and currency values;
..  unanticipated capital expenditure requirements;
..  legislative or regulatory requirements, particularly concerning environmental matters;
..  access to capital markets;
..  fluctuations in energy prices; and
.. obtaining required consents or waivers of lenders in the event we are unable to satisfy covenants in our debt instruments.

Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.

                                     PART I

ITEM 1.     BUSINESS
            --------

Unless the context otherwise requires, "we", "us", "our" or Stone Container refers to the business of Stone Container Corporation and its subsidiaries.

GENERAL
-------

Stone Container Corporation, a Delaware corporation, is an integrated producer of containerboard, corrugated containers, multiwall bags and other packaging products. We have operations primarily in North America and Europe. For the year ended December 31, 2001, our net sales were $5,757 million and net income was $10 million.

We are a wholly-owned subsidiary of Smurfit-Stone Container Corporation, a Delaware corporation. Smurfit-Stone is a holding company with no business operations of its own. Smurfit-Stone conducts its business operations through two wholly-owned subsidiaries: Stone Container and JSCE, Inc., a Delaware corporation. Smurfit-Stone acquired Stone Container through the November 18, 1998 merger of a wholly-owned subsidiary of Smurfit-Stone, with and into Stone Container.

On May 31, 2000, Stone Container, through a subsidiary, acquired St. Laurent Paperboard, Inc. Amounts included in the discussion below include St. Laurent's operations after May 31, 2000.

PRODUCTS
--------

We report our results of operations in four industry segments, two of which are reportable, 1) Containerboard and Corrugated Containers and 2) International. For financial information relating to our segments, see the information set forth in Note 19 in the Notes to Consolidated Financial Statements.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

The Containerboard and Corrugated Containers segment includes 17 paper mills (11 located in the United States and six in Canada), 96 container plants (90 located in the United States, two in Canada and four in Mexico) and one wood products plant in the United States. In addition, we own approximately 1.1 million acres of timberland and operate wood harvesting facilities in Canada. Our primary products include:

..  corrugated containers
..  containerboard
..  kraft paper
..  market pulp

We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumable goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck(r) recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts.

Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. We produced 2,930,000 tons of unbleached kraft linerboard, 713,000 tons of white top linerboard and 1,662,000 tons of recycled medium in 2001. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations or by JSCE's corrugated container operations. In 2001, our corrugated container plants consumed 3,259,000 tons of containerboard, representing an integration level of approximately 61%.

Our paper mills also produce solid bleached liner, kraft paper, market pulp and other specialty products. Kraft paper is used in numerous products, including consumer and industrial bags, grocery and shopping bags, counter rolls, handle stock, refuse bags and circuit board. A significant portion of our kraft paper is consumed by our specialty packaging operations. In addition, we produce bleached northern and southern hardwood pulp, which is sold to manufacturers of paper products, including photographic and other specialty papers, as well as the printing and writing sectors.

Production for our paper mills and sales volume for our corrugated container facilities for the last three years were:

                                                             2001   2000   1999
                                                            -----  -----  -----
Tons produced (in thousands)
   Containerboard.......................................    5,306  5,072  4,381
   Kraft paper..........................................      287    290    437
   Market pulp..........................................      545    550    572
   Solid bleached sulfate...............................      119     68
Corrugated containers sold (in billion sq. ft.).........     52.0   52.0   50.9

Sales volumes shown above include our proportionate share of the operations of Smurfit-MBI, a Canadian producer of corrugated containers, and other affiliates reported on an equity ownership basis. Both we and Jefferson Smurfit Group plc, the largest stockholder of Smurfit-Stone, own a 50% interest in Smurfit-MBI.

INTERNATIONAL SEGMENT

The International operations are predominantly located in Europe and include three paper mills (located in Hoya and Viersen, Germany and Cordoba, Spain), 21 corrugated container plants (11 located in Germany, three in Spain, four in Belgium, two in the Netherlands and one in France) and five reclamation plants located in Germany. Our primary products include:

..  corrugated containers
..  containerboard
..  coated recycled boxboard

In addition, we operate one corrugated container plant in Indonesia and have a small affiliate operation in China. Production for our international mills and sales volume for our international corrugated container facilities for the last three years were:

                                                             2001   2000   1999
                                                             ----   ----   ----
Tons produced (in thousands)
   Containerboard.......................................      411    405    380
   Coated boxboard......................................       78     85     79
Corrugated containers sold (in billion sq. ft.).........     12.3   12.1   11.6

In 2001, our foreign corrugated container plants in Europe consumed 735,000 tons of containerboard.

OTHER NON-REPORTABLE SEGMENTS

Specialty Packaging
The Specialty Packaging segment includes 15 plants located in the United States and one in Canada. Our primary products include:

..  multiwall bags
..  consumer bags

Multiwall bags are designed to safely and effectively ship a wide range of industrial and commercial products, including fertilizers, chemicals, pharmaceuticals, building products, concrete, food, feed, seed and salt. Bags can be customized with easy-open features, handles and resealable closures, with a variety of liners, coatings and other treatments. We have developed and patented many innovative styles, including Cap-Sac(r), PeelPak(r), Soni-Loc(r), Peel-N-Pour(tm), SquareStack(tm) and SquareSak(tm). We also manufacture small consumer bags for food and other products sold at retail outlets, including pet food and litter, cookies, flour, baking mixes and microwave popcorn. In 2001, our specialty packaging operations consumed approximately 63% of the kraft paper produced by our kraft paper mills. Multiwall bag shipments for 2001, 2000 and 1999 were 256,000, 247,000 and 249,000 tons, respectively.

Consumer Packaging
The Consumer Packaging segment includes one plant in the United States and one in Canada. Our primary products include microflute packaging and laminated paperboard for the food service industry, including cup stock and bacon board.

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

MARKETING
---------

Our marketing strategy is to sell a broad range of paper-based packaging products to marketers of industrial and consumer products. In managing the marketing activities of our paperboard mills, we seek to meet the quality and service needs of the customers of our converting plants at the most efficient cost, while balancing those needs against the demands of our open market customers. Our converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high-volume commodity products.

We seek to serve a broad customer base for each of our industry segments and as a result we serve thousands of accounts from our plants. Each plant has its own sales force and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. We complement our local plants' marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant due to production capacity, logistics and equipment requirements.

Our business is not dependent upon a single customer or upon a small number of major customers. We do not believe the loss of any one customer would have a material adverse effect on our business.

COMPETITION
-----------

The markets in which we sell our principal products are highly competitive and comprised of many participants. Although no single company is dominant, we do face significant competitors in each of our businesses. Our competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which we compete have historically been sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

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

RESEARCH AND DEVELOPMENT
------------------------

Our research and development center, located in Carol Stream, Illinois, uses state-of-the-art technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services.

We actively pursue applications for patents on new inventions and designs and attempt to protect our patents against infringement. Nevertheless, we believe our success and growth are more dependent on the quality of our products and our relationships with customers, than on the extent of our patent protection. We hold or are licensed to use certain patents, licenses, trademarks and trade names on products, but we do not consider the successful continuation of any material aspect of our business to be dependent upon such intellectual property.

EMPLOYEES
---------

We had approximately 24,700 employees at December 31, 2001, of which approximately 18,300 were employees of U.S. operations. Approximately 11,500 (63%) of our domestic employees are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

..  Hopewell, Virginia - July 2002
..  Florence, South Carolina - August 2003
..  La Tuque, Quebec, Canada - August 2004
..  Jacksonville, Florida (Seminole) - June 2005
..  Hodge, Louisiana - June 2006
..  Missoula, Montana - June 2007
..  Panama City, Florida - March 2008
..  West Point, Virginia - September 2008

We believe our employee relations are generally good. We are currently in the process of bargaining with unions representing production employees at a number of our operations. There were no significant or material work stoppages during 2001. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

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

In particular, the United States Environmental Protection Agency (EPA) has finalized significant portions of its comprehensive rule governing the pulp, paper and paperboard industry, known as the "Cluster Rule". Phase I of the Cluster Rule required us to convert our bleached market pulp mill at Panama City, Florida to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects have been substantially completed at a cost of approximately $155 million (of which approximately $21 million was spent in 2001). Phase II of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. Phase III of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2005. We continue to study possible means of compliance with Phases II and III of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of Phases II and III of the Cluster Rule is likely to be in the range of $70 million to $90 million, and that such cost will be incurred over the next five years.

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

In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years we have spent an average of approximately $7 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule, it is our opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position. However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results.

ITEM 2. PROPERTIES

We maintain manufacturing facilities and sales offices throughout North America and Europe. We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for their use. Our manufacturing facilities as of December 31, 2001 are summarized below:

                                           Number of Facilities       State
                                         ------------------------
                                         Total     Owned   Leased  Locations/(a)/
                                         -----     -----   ------  -------------
United States
 Paper mills.....................          11         11                    9
 Corrugated container plants.....          90         54      36           32
 Specialty packaging plants......          15          7       8           13
 Consumer packaging plant........           1          1                    1
 Wood products plant.............           1          1                    1
                                          ---        ---     ---
 Subtotal........................         118         74      44           36
Canada and Other North America
 Paper mills.....................           6          6                  N/A
 Corrugated container plants.....           6          4       2          N/A
 Specialty packaging plant.......           1          1                  N/A
 Consumer packaging plant........           1          1                  N/A
                                          ---        ---     ---
 Subtotal........................          14         12       2          N/A
Europe and Other
 Paper mills.....................           3          3                  N/A
 Corrugated container plants.....          22         20       2          N/A
 Reclamation plants..............           5          3       2          N/A
                                          ---        ---     ---
 Subtotal........................          30         26       4          N/A
                                          ---        ---     ---
   Total.........................         162        112      50

(a) Reflects the number of states in which we have at least one manufacturing facility.

The paper mills represent approximately 74% of our investment in property, plant and equipment. In addition to manufacturing facilities, we own approximately 1.1 million acres of timberland and operate wood harvesting facilities in Canada. The approximate annual tons of productive capacity of our paper mills at December 31, 2001 were:

                                                   Annual Capacity
                                                   ---------------
                                                    (in thousands)
United States
  Containerboard.............................              5,010
  Kraft paper................................                296
  Market pulp................................                351
                                                           -----
  Subtotal...................................              5,657
Canada
  Containerboard.............................              1,133
  Market pulp................................                243
  Solid bleached sulfate.....................                123
                                                           -----
  Subtotal...................................              1,499
Europe
  Containerboard.............................                447
  Coated boxboard............................                 79
                                                           -----
  Subtotal...................................                526
                                                           -----

     Total..................................               7,682

Substantially all of our North American operating facilities have been pledged as collateral under our various credit agreements. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financing Activities.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

LITIGATION
----------

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that we reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings is pending in the Third Circuit Court of Appeals. We are vigorously defending these cases.

We are a defendant in a number of lawsuits and claims arising out of the conduct of our business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

ENVIRONMENTAL MATTERS
---------------------
In September 1997, we received a Notice of Violation and a Compliance Order from the EPA alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, we responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, we received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that we "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. We responded to this notice and indicated the EPA's allegations were without merit. We entered into a tolling agreement with the EPA that deferred any further prosecution of this matter until at least March 31, 2002. Upon expiration of the tolling agreement, the EPA may bring suit against us.

In April 1999, the EPA and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a notice of violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which St. Laurent acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and the parties appointed a third-party arbitrator to resolve the issues relating to the indemnification claim. The arbitrator has established a binding cost-sharing formula between the parties as to the cost of any required capital expenditures that might be required to resolve the Notices of Violation, as well as any fines and penalties imposed in connection therewith. St. Laurent and Chesapeake are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy the Notices of Violation, and based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe our share of the costs to resolve this matter will not be material and will not exceed established reserves. We entered into a tolling agreement with the EPA that defers any further prosecution of this matter until at least June 28, 2002. Upon expiration of the tolling agreement, the EPA may bring suit against St. Laurent.

In August 1999, we received a Notice of Infraction from the Ministry of Environment of the Province of Quebec alleging noncompliance with specified environmental standards at our New Richmond, Quebec mill. The majority of the citations alleged that we had discharged total suspended solids in the mill's treated effluent which exceeded the regulatory limitations for the rolling 30-day average. The remainder of the citations were for monitoring, reporting and administrative deficiencies uncovered during an inspection performed by the Ministry. In October 2001, we settled this matter by pleading guilty to 23 charges filed by the Government of Quebec under its Regulations respecting pulp and paper facilities, and paid $571,000 (Canadian), or $360,000 (U.S.), in fines and costs incurred by the Government in the prosecution of the charges.

Federal, state and local environmental requirements are a significant factor in our business. We employ processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. We operate and expect to continue to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes.

We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs") are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required, and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Our relative percentage of waste deposited at these sites is 1% or less. In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for investigation and/or remediation of certain of our owned properties.

Based on current information, we believe the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property, will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2001, we had approximately $30 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2001.

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

DIVIDENDS ON COMMON STOCK
-------------------------

We have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends in the future is restricted by certain restrictive provisions contained in our credit agreement, senior note indentures and restated certificate of incorporation. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 6.  SELECTED FINANCIAL DATA (e)
         -----------------------
(In millions, except per share and statistical data)


                                                                                                     Predecessor(b)
                                                                                               ------------------------
                                                                               Period from     Period from
                                                  Year Ended December 31,      November 19    January 1 to  Year Ended
                                               ----------------------------    to December       November    December
                                                  2001      2000(a)  1999      31, 1998(b)       18, 1998    31, 1997
-----------------------------------------------------------------------------------------------------------------------
Summary of Operations
Net sales...................................... $ 5,757   $  5,738   $ 4,500   $   480         $  4,399    $  4,849
Income (loss) from operations(c)...............     380        593       236       (15)            (115)        (88)
Income (loss) before extraordinary item........      14        115       (75)      (36)            (749)       (405)
Net income (loss)..............................      10        115       (77)      (36)            (749)       (418)

Basic earnings per share of common stock(d)
 Loss before extraordinary item................                                                   (7.43)      (4.16)
 Net loss......................................                                                   (7.43)      (4.29)
Weighted average shares outstanding............                                                     102          99

Diluted earnings per share of common stock(d)
 Loss before extraordinary item................                                                   (7.43)      (4.16)
 Net loss......................................                                                   (7.43)      (4.29)
Weighted average shares outstanding............                                                     102          99

-----------------------------------------------------------------------------------------------------------------------
Other Financial Data
Net cash provided by (used for) operating
 activities.................................... $   414   $    558   $    72   $    12         $    (16)  $    (259)
Net cash provided by (used for) investing
 activities....................................    (117)      (808)      683       (22)              35        (174)
Net cash provided by (used for) financing
 activities....................................    (306)       262      (883)     (111)             128         438
Depreciation and amortization..................     354        313       296        34              239         302
Capital investments and acquisitions...........     146        878        87        22              219         150
Working capital, net...........................     256        369        32       488                          507
Property, plant, equipment and timberlands,
 net...........................................   4,203      4,406     3,110     4,012                        2,427
Total assets...................................   8,638      9,051     7,565     8,793                        5,824
Long-term debt.................................   3,539      3,813     3,157     4,063                        4,351
Redeemable preferred stock.....................                           78        78                          115
Stockholders' equity...........................   2,957      3,003     2,506     2,590                          277

-----------------------------------------------------------------------------------------------------------------------
Statistical Data (tons in thousands)
Containerboard production (tons)...............   5,717      5,477     4,761       541            4,271       4,935
Kraft production (tons)........................     287        290       437        63              394         436
Market pulp production (tons)..................     545        550       572        71              568       1,127
Solid bleached sulfate production (tons).......     119         68
Coated boxboard production (tons)..............      78         85        79         8               70          76
Corrugated containers sold (billion sq. ft.)...    64.3       64.1      62.5       6.6             55.8        55.7
Multiwall bags sold (tons).....................     256        247       249        27              217         248
Number of employees............................  24,700     25,600    21,900    23,000                       24,600

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

(c) In 2000 and 2001, we recorded restructuring charges of $53 million and $6 million, respectively.

(d) Subsequent to the 1998 merger with Smurfit-Stone, earnings per share information is no longer presented because we are a wholly-owned subsidiary of Smurfit-Stone.

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

Market conditions were generally strong in 1999 and the first half of 2000. Linerboard prices increased to $480 per ton during this period and held through the end of 2000. Corrugated container shipments for the industry in 1999 increased approximately 2% compared to 1998. Domestic economic growth began to slow in the second half of 2000, however, and corrugated container shipments for the industry in 2000 declined 1% compared to 1999. Market conditions continued to deteriorate in 2001 and industry demand for corrugated containers declined 6% compared to 2000, the worst performance since 1975. This slowdown in the U.S. economy, in addition to weak export markets, exerted downward pressure on containerboard demand. In order to maintain a balance between supply and demand, the containerboard industry took extensive market related downtime in 2000 and 2001. The sluggish corrugated demand in 2001 and the excess supply of containerboard resulted in an 11% decline in linerboard pricing to $425 per ton by the end of 2001. Corrugated container prices also declined during this period. In February 2002, linerboard declined an additional $5 per ton to $420 per ton. We do not expect a recovery in demand for corrugated containers until the U.S. economy strengthens.

Market pulp is also subject to cyclical changes in the economy and changes in industry capacity. Market conditions strengthened in 1999 and remained strong in the first half of 2000. Prices rose during this period, reaching $690 per metric ton by the end of 2000. Demand for market pulp weakened in the second half of 2000 and pulp producers began taking market related downtime to reduce inventories. Market conditions were very weak in 2001 and prices declined rapidly. Prices were down to $440 per metric ton by the end of 2001.

Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our products. Demand for reclaimed fiber was strong in 1999 primarily as a result of strong export demand. Demand weakened however, in the second half of 2000 as the containerboard industry took extensive market related downtime. Prices declined in 2000 and continued to be depressed throughout 2001 as more paper mills took downtime to manage their inventories. The price of old corrugated containers, commonly known as OCC, the principal grade used in recycled containerboard mills, was lower in 2001 compared to 2000 by approximately 40%. Wood fiber prices, in areas where we procure wood, increased 1% in 2001 compared to 2000.

RESULTS OF OPERATIONS
---------------------

Segment Data
(In millions)

                                                  2001               2000               1999
                                          ------------------- ------------------- -------------------
                                              Net     Profit/    Net     Profit/     Net      Profit/
                                             Sales    (Loss)    Sales    (Loss)     Sales     (Loss)
                                          --------- --------- --------- --------- --------- ---------
Containerboard and corrugated containers.  $ 4,577   $   458   $ 4,590   $   738   $ 3,407   $   322
International............................      575        36       587        37       567        30
Other operations.........................      605        35       561        30       526        34
                                          ---------   ------- ---------    ------ ---------    ------
   Total operations......................  $ 5,757       529   $ 5,738       805   $ 4,500       386
                                          =========           =========           =========
Restructuring charges....................                 (6)                (53)
Gain on sale of assets...................                  9                   2                  39
Interest expense, net....................               (330)               (371)               (340)
Corporate expenses and other.............               (133)               (142)               (160)
                                                    ---------            ---------          ---------
   Income (loss) before income taxes and
   extraordinary item....................            $    69              $  241             $   (75)
                                                    =========            =========          =========

Corporate expenses and other include corporate expenses, intracompany profit elimination and LIFO expense, goodwill amortization, corporate charges to segments for working capital interest and other expenses not allocated to segments. The effects of lower intracompany profit elimination and LIFO expense favorably impacted corporate expenses and other in 2000 and 2001.

2001 COMPARED TO 2000
---------------------

Consolidated net sales of $5.8 billion increased marginally compared to 2000 due to the inclusion of results for St. Laurent for a full year. The effect of including St. Laurent operations for the full year and the acquisition of a multiwall bag facility added $444 million to our net sales compared to 2000. St. Laurent's results of operations have been included in our consolidated results since May 31, 2000, the date of the acquisition. Poor market conditions for our major products led to lower sales prices for containerboard, corrugated containers and market pulp, and reduced shipments of corrugated containers. In addition, we closed four and sold three operating facilities. The increase (decrease) in net sales for each of our segments is summarized in the chart below.

                                    Container-
                                     board &
                                    Corrugated                            Other
(In millions)                       Containers      International      Operations      Total
                                    ----------      -------------      ----------      -----
Sales price and product mix.......    $ (288)         $  (25)            $   8       $ (305)
Sales volume......................       (29)             19               (11)         (21)
Acquisitions......................       387                                57          444
Closed or sold facilities.........       (83)             (6)              (10)         (99)
                                        ----           -----              ----        -----
 Total............................    $  (13)         $  (12)            $  44       $   19
                                        ====           =====              ====        =====

Income before income tax and extraordinary item was $69 million, a decrease of $172 million compared to 2000. The decrease was due primarily to the decline in earnings of our operating segments, particularly in the Containerboard and Corrugated Containers segment. Interest expense and restructuring charges were lower compared to 2000, partially offsetting the declines in segment earnings. Net income in 2001 was $10 million as compared to $108 million in 2000.

Costs and Expenses
Consolidated cost of goods sold increased due to inclusion of St. Laurent's cost for a full year and higher energy cost of $26 million. Cost of goods sold was favorably impacted by lower reclaimed fiber cost of $69 million. Cost of goods sold as a percent of net sales increased to 85% in 2001 from 81% in 2000 due primarily to the lower average sales prices.

Selling and administrative expenses for 2001 increased due primarily to the St. Laurent acquisition. Selling and administrative expense as a percent of net sales increased to 9% in 2001 from 8% in 2000 due primarily to the lower average sales prices.

Gain on sale of assets in the Consolidated Statements of Operations increased in 2001 due primarily to a gain of $7 million related to the sale of a sawmill operation.

During 2001, we recorded a restructuring charge of $6 million related to the permanent shutdown of two converting facilities and two wood products operations.

Interest expense, net decreased $41 million due to the favorable impact of $48 million from lower interest rates, which was partially offset by the unfavorable impact of $7 million on higher average borrowings. Our overall average effective interest rate in 2001 was lower than 2000 by 1.3%.

The effective income tax rate for 2001 differed from the federal statutory tax rate due to several factors, the most significant of which was the effect of permanent differences from applying purchase accounting. For information concerning income taxes, see Liquidity and Capital Resources and Note 10 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment
Net sales for 2001 decreased slightly due to lower average sales prices for containerboard, corrugated containers and market pulp and lower sales volume for corrugated containers. Net sales were favorably impacted by the St. Laurent acquisition. The weak market conditions during 2001 resulted in excessive supplies of containerboard and prices declined. We took market related downtime in order to maintain a lower level of inventory. On average, corrugated container prices decreased by 3% and linerboard prices were lower by 5%. The average sales price of kraft paper decreased 2%. The lower demand for market pulp in the second half of 2000 and throughout 2001 had a significant effect on pricing. The average price for market pulp dropped $250 per metric ton from January to December 2001, reducing our average price for the year by 34% compared to 2000.

Production of containerboard increased 5% due to the St. Laurent acquisition. We took approximately 776,000 tons of containerboard market related downtime in 2001 compared to 533,000 tons in 2000. Shipments of corrugated containers were comparable to last year. Production of kraft paper declined by 1%. Our production of market pulp declined by 1% compared to last year.

Profits decreased by $280 million due to the lower average sales prices. The higher levels of market related downtime taken in 2001 and higher energy costs also had a negative impact on profits. Profits were favorably impacted by the St. Laurent acquisition and lower reclaimed fiber cost. Cost of goods sold as a percent of net sales increased to 83% for 2001 compared to 77% for 2000 due primarily to the lower average sales prices.

International Segment
Net sales for 2001 decreased by 2% and profit decreased $1 million to $36 million. The decrease in net sales was due to lower average sales prices for reclaimed fiber, containerboard and corrugated containers and the sale of a converting facility. Profits were favorably impacted by lower reclaimed fiber costs at the containerboard mills. Cost of goods sold as a percent of net sales decreased to 86% in 2001 from 87% in 2000 due primarily to the lower reclaimed fiber cost.

Other Operations
Net sales increased 8% compared to last year due primarily to the consumer packaging operations acquired as part of the St. Laurent acquisition and the acquisition of a multiwall bag packaging facility. Net sales were also favorably impacted by higher average prices of multiwall bags. Profits improved by $5 million due primarily to the higher sales prices and lower operating cost.

2000 COMPARED TO 1999
---------------------

Improvements in containerboard and other markets and the St. Laurent acquisition were the primary reasons for the increases in net sales and operating profits in 2000. Net sales increased 28% compared to 1999 and operating profits increased 109%. The increase in net sales for each of our segments is summarized in the chart below.

                                    Container-
                                     board &
                                    Corrugated                            Other
(In millions)                       Containers      International      Operations     Total
                                    ----------      -------------      ----------     -----
Sales price and product mix.......    $  573         $     1            $   27       $  601
Sales volume......................       (22)             25               (18)         (15)
Acquisitions and other............       754                                44          798
Closed or sold facilities.........      (122)             (6)              (18)        (146)
                                       -----          ------             -----        -----
 Total............................    $1,183         $    20            $   35       $1,238
                                       =====          ======             =====        =====

Income before income taxes and extraordinary item improved $316 million compared to 1999. Net income in 2000 was $108 million as compared to a loss of $85 million in 1999.

Costs and Expenses
Consolidated cost of goods sold increased compared to 1999 due primarily to the St. Laurent acquisition. In addition, energy cost was higher by $66 million and reclaimed fiber cost was higher by $21 million. Cost of goods sold as a percent of net sales decreased from 87% in 1999 to 81% in 2000 due primarily to the higher average sales prices.

Selling and administrative expenses as a percent of net sales decreased from 9% in 1999 to 8% in 2000 due primarily to higher average sales prices. Selling and administrative expenses for 2000 increased due primarily to the St. Laurent acquisition.

Interest expense, net increased $31 million due to the interest impact of $16 million on higher average borrowings, related primarily to the St. Laurent acquisition, and the interest impact of $15 million due to higher average interest rates. Our overall average effective interest rate in 2000 was higher than in 1999 by 0.5%.

Gain on sale of assets in the Consolidated Statements of Operations declined in 2000 due primarily to a $39 million gain recorded in 1999 on the sale of our equity interest in Abitibi-Consolidated, Inc.

Other, net income declined compared to 1999 due primarily to foreign currency transaction gains, which were more favorable in 1999.

The effective income tax rate for 2000 differed from the federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting. For information concerning income taxes see Liquidity and Capital Resources and Note 10 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment
Net sales for 2000 increased by 35% due to higher sales prices and the St. Laurent acquisition. Profits improved by $416 million to $738 million. Market conditions were stronger in the first half of 2000, enabling us to implement a linerboard price increase on February 1, followed by corresponding price increases for corrugated containers. Although shipments grew weaker as the year progressed, we were able to maintain the price increases achieved earlier in the year. On average, corrugated container prices improved by 15% and linerboard prices were higher by 17%. Strong demand for market pulp drove prices higher in the first half of 2000. Demand for market pulp weakened in the second half of 2000 and significant price discounting occurred in certain markets. The average price of market pulp increased by 31% in 2000 and the average price of kraft paper increased by 15%.

Production of containerboard increased 16% due to the St. Laurent acquisition. Exclusive of St. Laurent, production of containerboard declined 3% as a result of the higher levels of market related downtime. Shipments of corrugated containers increased 1%. Exclusive of St. Laurent, shipments of corrugated containers declined 6% due to plant closures and weaker demand in the second half of the year. Production of market pulp declined 4% primarily due to market related downtime taken in the fourth quarter of 2000. Kraft paper production declined 34% primarily due to the shifting of available capacity from kraft paper to containerboard.

Profits increased due to the higher average prices and the St. Laurent acquisition. Profits were negatively impacted by market related downtime and higher cost of energy and fiber. Cost of goods sold as a percent of net sales decreased to 77% for 2000 compared to 82% for 1999 due primarily to the higher average sales prices.

International Segment
Net sales for 2000 increased by 4% and profit increased $7 million to $37 million. The increase in net sales was due to increases in volume for corrugated container operations and higher sales prices for containerboard and reclaimed fiber. Sales were negatively impacted by the sale of a corrugated container operation located in Australia. Profits increased primarily due to higher sales prices and a non-recurring gain on sale of land. Cost of goods sold as a percent of net sales increased from 85% in 1999 to 87% in 2000 due primarily to the inability of the corrugated container operations to pass on increased containerboard cost to customers.

Other Operations
Net sales increased 7% due primarily to St. Laurent's consumer packaging facilities, which were acquired on May 31, 2000. Sales prices for our specialty packaging operations improved compared to 1999, but sales volume was lower due to plant closures and a labor strike at one of our operating facilities. Profits declined $4 million due primarily to the effects of the labor strike. Other operations in 1999 included non-consolidated affiliates, which were subsequently sold.

ST. LAURENT ACQUISITION, RESTRUCTURINGS AND SMURFIT-STONE MERGER
----------------------------------------------------------------

As previously discussed, we acquired St. Laurent on May 31, 2000. The acquisition was accounted for as a purchase business combination and, accordingly, the cost to acquire St. Laurent was preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values. The purchase price allocation was finalized during the second quarter of 2001, resulting in acquired goodwill of $222 million. The preliminary allocation was adjusted primarily for final fixed asset valuations. The allocation of the cost to acquire St. Laurent included exit liabilities of $12 million for the termination of certain employees, liabilities for long-term commitments and the permanent shutdown of a container plant. Approximately $60 million of annualized synergy savings have been achieved through a combination of procurement savings, supply chain management, manufacturing efficiencies and administrative reductions. Cash payments for exit liabilities for 2001 related to the St. Laurent acquisition were $6 million. Since the date of the acquisition through December 31, 2001, approximately $9 million (75%) of these cash expenditures were incurred. Future cash outlays are expected to be $2 million in 2002 and $1 million thereafter. The remaining cash expenditures for exit liabilities in connection with the acquisition will continue to be funded through operations as originally planned.

In 2001, we recorded restructuring charges of $6 million related to the closure of two converting operations and two wood products operations. The assets of the facilities closed in 2001 were adjusted to their estimated fair values less cost to sell, resulting in a $4 million non-cash write down. These shutdowns resulted in approximately 235 employees being terminated.

As explained in our 2000 Annual Report on Form 10-K, we had $42 million of exit liabilities remaining as of December 31, 2000 related to our merger with Smurfit-Stone and from our restructuring activities. During 2001, we incurred, exclusive of the St. Laurent liabilities, approximately $10 million of cash expenditures for exit liabilities. The exit liabilities remaining as of December 31, 2001 totaled $34 million. Since the merger with Smurfit-Stone, through December 31, 2001, we have incurred approximately $197 million (85%) of the planned cash expenditures to close facilities, pay severance cost and pay other exit liabilities. Future cash outlays, principally for long-term commitments, are expected to be $10 million in 2002, $5 million in 2003 and $19 million thereafter. The remaining cash expenditures in connection with the Smurfit-Stone merger and related restructurings will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General
Cash provided by operating activities in 2001 totaled $414 million compared to $558 million in 2000. The largest factor in the 2001 decrease was the decline in earnings of our Containerboard and Corrugated Containers segment, although the decline was partially offset by a reduction in net interest expense and lower restructuring expenditures. In 2001, we had additional cash provided from new borrowings, which, net of financing fees, call premiums and other refinancing costs, totaled $1,013 million and asset sales of $29 million. Our primary uses of cash in 2001 were $1,319 million for debt repayments and $146 million for property, plant and equipment and acquisitions.

We expect internally generated cash flows, available borrowing capacity under our credit agreements and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, expenditures relating to environmental compliance and other capital expenditures. Scheduled debt payments for 2002 and 2003 are $62 million and $471 million, respectively, with increasing amounts thereafter. We are exploring a number of options to repay or refinance these debt maturities. We have historically had good access to capital markets and expect to be able to repay or refinance these debt maturities before their maturity dates. Although we believe we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such an event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

We intend to hold capital expenditures for 2002 significantly below our anticipated annual depreciation level of $291 million. As of December 31, 2001, we had authorized commitments for capital expenditures of $80 million, including $27 million for environmental projects, $19 million to maintain competitiveness and $34 million for upgrades, modernization and expansion.

We expect to use any excess cash flows provided by operations to make further debt reductions. As of December 31, 2001, we and Smurfit-Stone Container Canada Inc. collectively had $573 million of unused borrowing capacity under our credit agreements.

Financing Activities
In January 2001, we issued $750 million of 9.75% senior notes due 2011 and $300 million of 9.25% senior notes due 2008 (the New Senior Notes). The proceeds of this issuance, along with additional borrowings on the Stone Container revolving credit facility of $32 million, were used to redeem (i) $200 million aggregate principal amount of 10.75% senior subordinated debentures due April 1, 2002, (ii) $100 million aggregate principal amount of 10.75% senior subordinated debentures and 1.5% supplemental interest certificates due April 1, 2002, (iii) $45 million aggregate principal of 6.75% convertible subordinated debentures due February 15, 2007, (iv) $500 million aggregate principal of 10.75% first mortgage notes due October 1, 2002 and (v) $200 million aggregate principal of 11.50% senior notes due October 1, 2004. In addition, the proceeds were used to pay $37 million in fees, call premiums and other expenses related to these transactions. We commenced a registered exchange offer for the New Senior Notes on June 13, 2001. On July 13, 2001, we completed the exchange of substantially all of the New Senior Notes for a like amount of senior notes which have been registered under the Securities Act of 1933. We did not receive any proceeds from the exchange offer.

The obligations under our credit agreement, which provide for our revolving credit facility and our Tranche C, Tranche D, Tranche E and Tranche F term loans, are unconditionally guaranteed by certain of our subsidiaries, other than subsidiaries acquired or created in connection with the St. Laurent acquisition. The obligations under our credit agreement are secured by a security interest in substantially all of our assets and our U.S. subsidiaries, other than the assets acquired in the St. Laurent transaction, and 65% of the stock of Smurfit-Stone Container Canada Inc. The security interest under our credit agreement excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container facilities. The Tranche G term loan under the Stone Container/Smurfit-Stone Container Canada Inc. credit agreement is unconditionally guaranteed by the U.S. subsidiaries acquired or created in connection with the St. Laurent acquisition and is secured by a security interest in substantially all of the U.S. assets acquired in the St. Laurent acquisition. The Tranche H term loan and revolving credit facility provided to Smurfit-Stone Container Canada Inc. under the Stone Container/Smurfit-Stone Container Canada Inc. credit agreement are unconditionally guaranteed by Stone Container and the U.S. and Canadian subsidiaries acquired or created in connection with the St. Laurent acquisition and are secured by a security interest in substantially all of the U.S. and Canadian assets acquired in the St. Laurent acquisition.

The credit agreements contain various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The credit agreements also require prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. We are required to pay $38 million in March 2002 related to our excess cash flows in 2001. The loan restrictions, together with our highly leveraged position, could restrict corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We believe the likelihood of our breaching the debt covenants in 2002 is remote absent any material adverse event affecting the U.S. economy as a whole. We also believe that if a material adverse event would affect us, our lenders' would provide us waivers if necessary. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders' actions. If our debt is placed in default, we would experience a material adverse impact on our financial condition.

Our Tranche C, Tranche D and Tranche E term loans bear interest at rates selected at our option, equal to adjusted LIBOR plus 3.5% or ABR plus 2.5%. Loans under our Tranche F, Tranche G and Tranche H term loans bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 3.5% to 2.75% or ABR plus a margin ranging from 2.5% to 1.75%. Outstanding loans under our revolving credit facilities bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 3.0% to 2.0% or ABR plus a margin ranging from 2.0% to 1.0%. The margins are determined by the ratio of total indebtedness to EBITDA, as defined in the applicable credit agreement.

The indentures governing our 11.50% Senior Notes due 2006 and the 12.58% Rating Adjustable Senior Notes due 2016, with an outstanding aggregate principal amount of $325 million at December 31, 2001, generally provide that in the event of a "change of control" (as defined in the indentures), we must offer to repurchase these senior notes. Our merger with Smurfit-Stone constituted such a change of control. As a result, we are required to make an offer to repurchase these senior notes at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon), provided however, if such repurchase would constitute an event of default under our bank debt, prior to making an offer to repurchase these senior notes, the indentures require that we either pay our bank debt or obtain the consent of our bank lenders. A repurchase of senior notes, other than the 12.58% Rating Adjustable Senior Notes, is currently prohibited by the terms of our bank debt. Although the terms of these senior notes refer to an obligation to repay our bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not expressly specify a deadline following the applicable change of control for taking such actions. We have sought and intend to actively seek commercially acceptable sources of financing to repay such bank debt or alternative financing arrangements which would cause the bank lenders to consent to the repurchase of these senior notes. There can be no assurance that we will be successful in obtaining such financing or consents or as to the terms of any such financing or consents. If we are unsuccessful in repaying our bank debt or obtaining the requisite consents from the lenders thereunder, holders of these senior notes may assert that we are obligated to offer to repurchase the notes as a result of the change of control or may assert other damages.

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

Pension Obligations
As of December 31, 2001, our pension benefit obligations exceeded the fair value of pension plan assets by $502 million, up from $362 million at the end of 2000. The increase in the under funded status was due primarily to interest cost on our pension obligations, the actuarial loss resulting primarily from the change in the discount rate used for plan liabilities and negative returns on plan assets. As a result, our pension expense and cash contributions to the plans will likely be higher in the future.

Environmental Matters
Phase I of the Cluster Rule required us to convert our bleached market pulp mill at Panama City, Florida to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects were substantially completed at a cost of approximately $155 million as of December 31, 2001 (of which approximately $21 million was spent in 2001). Phase II of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. Phase III of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2005. We continue to study possible means of compliance with Phases II and III of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of Phases II and III of the Cluster Rule is likely to be in the range of $70 million to $90 million and that such cost will be incurred over the next five years.

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

In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years we have spent an average of approximately $7 million annually on capital expenditures for environmental purposes. We anticipate that environmental capital expenditures will be approximately $13 million in 2002.

TRANSFER OF FINANCIAL ASSETS
----------------------------

At December 31, 2001, we had one off-balance sheet financing arrangement with a special purpose entity. In 1999, we entered into a six-year $250 million accounts receivable securitization program whereby we sell, without recourse, on an ongoing basis, certain of our accounts receivable to Stone Receivables Corporation (SRC). SRC is a wholly-owned, non-consolidated subsidiary of Stone Container and a qualified special-purpose entity under the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SRC transfers the receivables to a trust for which it has sold beneficial interest to third-party investors. At December 31, 2001, $271 million of accounts receivable had been sold under the program, of which $33 million was retained by us as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet. The investors and securitization trusts have no recourse to us for the failure of debtors to pay when due.

EFFECTS OF INFLATION
--------------------

Although inflation has slowed in recent years, it is still a factor in the economy and we continue to seek ways to mitigate its impact. In 2000, energy resources were tight in certain areas of the United States and prices of natural gas and purchased electricity escalated dramatically. Our paper mills are large users of energy and we attempt to mitigate cost increases through hedging programs and supply contracts. Natural gas prices increased significantly in 2000 and held through the second quarter of 2001. Prices began to decrease in the third quarter and, by the end of 2001, had returned to more traditional levels. With the exception of energy costs, inflationary increases in operating costs have been moderate during the past three years and have not had a material impact on our financial position or operating results.

We use the last-in, first-out method of accounting for approximately 51% of our inventories. Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.

As a result of our merger with Smurfit-Stone and the St. Laurent acquisition, our property, plant and equipment was adjusted to estimated fair value in the allocations of the purchase price in both transactions. Therefore, depreciation expense in future years will approximate current cost of productive capacity being consumed.

CRITICAL ACCOUNTING POLICIES
----------------------------

Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Accounts Receivable
We evaluate the collectibility of our accounts receivable on a case-by-case basis, and make adjustments to the bad debt reserve for expected losses. We consider such things as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, we estimate reserves for bad debts based on historical experience and past due status of the accounts. Our write-offs in 2001 and 2000 were $1 million and $2 million, respectively.

Pension
Our defined benefit pension plans, which cover substantially all of our employees, are accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions". The most significant elements in determining our pension expense in accordance with SFAS No. 87 are the expected return on plan assets and the discount rate used to discount plan liabilities. Our expected return on plan assets is generally 9.5%. We believe that our assumption of future returns is reasonable. Although the plan assets earned substantially less over the past two years, our pension plan assets have earned in excess of the expected rate over the long-term. Our discount rate assumption is developed using the Moody's Average Aa-Rated Corporate Bonds index as a benchmark. At December 31, 2001 the discount rate used by us was 7.25% for our U.S. plans and 6.5% for our foreign plans. See Note 11 of the Notes to Consolidated Financial Statements.

Income Tax Matters
At December 31, 2001, we had approximately $1,068 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2019, with a tax value of $374 million and $38 million of capital loss carryforwards for U.S. federal income tax purposes that expire from 2004 to 2005, with a tax value of $13 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. We had net operating loss carryforwards for state purposes with a tax value of $77 million, which expire from 2002 through 2020. A valuation allowance of $46 million has been established for a portion of these deferred taxes. Further, we had approximately $86 million of net operating loss carryforwards for Canadian tax purposes that expire from 2004 to 2007, with a tax value of $29 million. We had approximately $32 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely. The realization of these deferred tax assets is dependent upon future taxable income. Based upon recent levels of taxable income, we expect that our deferred tax assets, net of valuation allowances, will be fully realized. Essentially all of our valuation allowances were recorded in the purchase price allocation at the time of the merger with Smurfit-Stone. As a result, if the valuation allowance is reduced, goodwill will be reduced by a corresponding amount. Should additional valuation allowances be necessary because of changes in economic circumstances, those allowances would be established through a charge to income tax expense.

We frequently face challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with our various filing positions, we record reserves for probable exposures. Based on our evaluation of our tax position, we believe we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

Environmental Liabilities
We accrue environmental expenditures related to existing conditions, resulting from past or current operations, when they become probable and estimable. Our estimates are based on our knowledge of the particular site, environmental regulations, or the potential enforcement matter. Based on current information, we believe the probable costs of the potential environmental enforcement matters, response costs under CERCLA and similar state laws, and the remediation of owned property discussed in Part 1, Item 3. Legal Proceedings - Environmental Matters, will not have a material adverse effect on our financial condition or results of operation. As of December 31, 2001, we had approximately $30 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2001.

PROSPECTIVE ACCOUNTING STANDARDS
--------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of the Statement is expected to result in an increase in net income of $84 million per year. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets, including discontinued operations. We are currently assessing the impact of these new standards. The impact of this new standard is not expected to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

We are exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

Commodity Risk
We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of December 31, 2001, we have futures contracts to hedge approximately 65% to 80% of our expected natural gas requirements for the months of January 2002 through March 2002. We have futures contracts to hedge approximately 35% to 45% of our expected natural gas requirements for the months of April 2002 through October 2002. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The increase in energy cost discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included the impact of the natural gas futures contracts. See Note 8 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk
Our principal foreign exchange exposures are the Canadian dollar and the euro. Assets and liabilities outside the United States are primarily located in Canada and Germany. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada. The functional currency for the Canadian operations was changed from the local currency to the U.S. dollar beginning on June 1, 2000, in conjunction with the St. Laurent acquisition. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. As of December 31, 2001, we have Canadian dollar forward purchase contracts to hedge approximately 20% to 60% of our Canadian dollar requirements for the months of January 2002 through February 2003.

The potential change in fair value resulting from a hypothetical 10% change in the euro exchange rate would be approximately $23 million and in the Canadian dollar exchange rate would be $13 million at December 31, 2001. Any loss in fair value, associated with the euro, in the Consolidated Balance Sheets would be reflected as a currency translation adjustment in Accumulated Other Comprehensive Income and would not impact our net income. A gain or loss in fair value, associated with the Canadian dollar, in the Consolidated Balance Sheets would be recorded as a gain or loss on foreign currency transactions.

In 2001, 2000 and 1999, the average exchange rates for the Canadian dollar and the euro (weakened) against the U.S. dollar as follows:

                                  Year Ended December 31,
                                  ----------------------
                                   2001    2000    1999
                                   ----    ----    ----
Canadian dollar                    (4.3)%      %   (0.2)%
euro                               (3.1)  (15.4)   (9.4)

Interest Rate Risk
Our earnings and cash flow are significantly affected by the amount of interest on our indebtedness. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Our objective is to protect Stone Container from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. We do not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at December 31, 2001.

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

Short and Long-Term Debt

Outstanding as of December 31, 2001
                                                                                            There-            Fair
 (U.S.$, in millions)                                     2002   2003   2004   2005   2006   after   Total   Value
-------------------------------------------------------------------------------------------------------------------
U.S. bank term loans and revolver --
 5.6% average interest rate (variable)..................   $44   $449    $ 6  $ 588   $749  $       $1,836   $1,827
U.S. senior notes -- 10.2% average interest
 rate (fixed)...........................................     2      3      3      3    203  1,245    1,459    1,557
U.S. industrial revenue bonds --
 9.0% average interest rate(fixed)......................     3     14     14     14     15    151      211      211
German mark bank term loans --
 4.9% average interest rate (variable).................      5      1      1                             7        7
Other-U.S..............................................      2      1      1                    2        6        6
Other-foreign.........................................       6      3      2      2      1      6       20       20
                                                        -----------------------------------------------------------
Total debt............................................     $62   $471    $27   $607   $968 $1,404   $3,539   $3,628
                                                        ===========================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

                                                                                              Page No.
                                                                                              -------
Index to Financial Statements
  Management's Responsibility for Financial Statements...................................        26
  Report of Independent Auditors.........................................................        27
  Consolidated Balance Sheets - December 31, 2001 and 2000...............................        28
  For the years ended December 31, 2001, 2000 and 1999
    Consolidated Statements of Operations................................................        29
    Consolidated Statements of Stockholders' Equity......................................        30
    Consolidated Statements of Cash Flows................................................        31
  Notes to Consolidated Financial Statements.............................................        32

The following consolidated financial statement schedule is included in Item 14(a):

     II: Valuation and Qualifying Accounts and Reserves..................................        55

All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Stone Container is responsible for the information contained in the consolidated financial statements. The consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States appropriate in the circumstances and necessarily include certain amounts based on management's best estimate and judgment.

We maintain a system of internal accounting control, which we believe is sufficient to provide reasonable assurance that in all material respects transactions are properly authorized and recorded, financial reporting responsibilities are met and accountability for assets is maintained. In establishing and maintaining any system of internal control, judgment is required to assess and balance the relative costs and expected benefits. Management believes that through the careful selection of employees, the division of responsibilities and the application of formal policies and procedures, Stone Container has an effective and responsive system of internal accounting controls. The system is monitored by our staff of internal auditors, who evaluate and report to management on the effectiveness of the system. In addition, our business ethics policy requires employees to maintain a high level of ethical standards in the conduct of the company's business.



/s/ Patrick J. Moore
---------------------------------------
Patrick J. Moore
President and Chief Executive Officer



/s/ Paul K. Kaufmann
---------------------------------------
Paul K. Kaufmann
Vice President and Corporate Controller
(Principal Accounting Officer)

                             Report of Independent Auditors

Board of Directors
Stone Container Corporation

We have audited the accompanying consolidated balance sheets of Stone Container Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone Container Corporation at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.



                                                         /s/ Ernst & Young LLP
                                                         ---------------------
                                                         Ernst & Young LLP

St. Louis, Missouri
January 29, 2002
                                      27

                           STONE CONTAINER CORPORATION
                           CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)                                         2001            2000
------------------------------------------------------------------------------------------------------------
Assets
Current assets
Cash and cash equivalents ..................................................      $     15         $     24
Receivables, less allowances of $43 in 2001 and $44 in 2000.................           279              369
Inventories
 Work-in-process and finished goods .........................................          154              154
 Materials and supplies .....................................................          355              385
                                                                                  --------------------------
                                                                                       509              539
Deferred income taxes ......................................................           138              159
Prepaid expenses and other current assets...................................            45               42
                                                                                  --------------------------
     Total current assets ...................................................          986            1,133
Net property, plant and equipment ...........................................        4,159            4,348
Timberland, less timber depletion ..........................................            44               58
Goodwill, less accumulated amortization of $245 in 2001 and $161 in 2000....         3,106            3,170
Investment in equity of non-consolidated affiliates........................            127              132
Other assets ...............................................................           216              210
                                                                                  --------------------------
                                                                                  $  8,638         $  9,051
------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
Current maturities of long-term debt ......................................       $     62         $     34
Accounts payable...........................................................            353              405
Accrued compensation and payroll taxes.....................................            121              118
Interest payable...........................................................             67               71
Other current liabilities..................................................            127              136
                                                                                  --------------------------
     Total current liabilities.............................................            730              764
Long-term debt, less current maturities....................................          3,477            3,779
Other long-term liabilities ...............................................            757              708
Deferred income taxes .....................................................            717              797
Stockholders' equity
 Common stock, par value $.01 per share;  1,000
     shares authorized, issued and outstanding
 Additional paid-in capital ................................................          3,016            3,016
 Retained earnings .........................................................             12                2
 Accumulated other comprehensive income (loss)..............................            (71)             (15)
                                                                                  --------------------------
   Total stockholders' equity ..............................................          2,957            3,003
                                                                                  --------------------------
                                                                                   $  8,638         $  9,051
------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                           STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


Year Ended December 31, (In millions)                 2001       2000     1999
-----------------------------------------------------------------------------------
Net sales........................................  $  5,757   $  5,738   $  4,500
Costs and expenses
   Cost of goods sold............................     4,866      4,629      3,914
   Selling and administrative expenses...........       514        465        389
   Restructuring charges.........................         6         53
   Gain on sale of assets........................        (9)        (2)       (39)
                                                   --------------------------------
      Income from operations.....................       380        593        236
Other income (expense)
   Interest expense, net.........................      (330)      (371)      (340)
   Equity income of affiliates...................        14         13         12
   Other, net....................................         5          6         17
                                                   --------------------------------
     Income (loss) before income extraordinary
      item.......................................        69        241        (75)
Provision for income taxes.......................       (55)      (126)
                                                   --------------------------------
   Income (loss) before extraordinary item.......        14        115        (75)
Extraordinary item
   Loss from early extinguishment of debt, net
    of income tax benefit of $2 in 2001 and
    $1 in 1999...................................        (4)                   (2)
                                                   --------------------------------
      Net income (loss)..........................        10        115        (77)
Preferred stock dividends........................                   (7)        (8)
                                                   --------------------------------
      Net income (loss) applicable to
       common share..............................  $     10   $    108   $    (85)
-----------------------------------------------------------------------------------

See notes to consolidated financial statements.

                           STONE CONTAINER CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Stockholders' Equity
                                                          -------------------------------------------------------------------------

                                           Number of Shares                                                  Accumulated
                                        --------------------                         Additional  Retained       Other
                                         Preferred   Common     Preferred   Common    Paid-In    Earnings    Comprehensive
                                           Stock      Stock       Stock      Stock    Capital    (Deficit)   Income (Loss)    Total
                                        -------------------------------------------------------------------------------------------

Balance at January 1, 1999.............          5      110     $      78   $    1   $    2,544  $    (36)   $         3   $ 2,590

Comprehensive income (loss)
   Net loss............................                                                               (77)                     (77)
   Other comprehensive income (loss)
      Unrealized holding gain on
         marketable Securities, net of
         tax of $2.....................                                                                                3         3
      Foreign currency translation
         adjustment, net of tax of
         $(6)..........................                                                                              (10)      (10)
                                                                                                                          ---------
         Comprehensive income (loss)...                                                                                        (84)
                                        -------------------------------------------------------------------------------------------
Balance at December 31, 1999...........          5      110            78        1        2,544      (113)            (4)    2,506

Effect of St. Laurent Acquisition
   Issuance of common stock............                  25                                 393                                393
Agreement and Plan of Merger
   Preferred stock transaction.........         (5)                   (78)                   78
   Dissolution of common stock.........                (135)                    (1)           1
   Issuance of common stock............
Comprehensive income
   Net income..........................                                                               115                      115
   Other comprehensive income (loss)
      Minimum pension liability, net
       of tax of $(1)..................                                                                               (3)       (3)
      Foreign currency translation
       adjustment,
         net of tax of $(5)............                                                                               (8)       (8)
                                                                                                                          ---------
         Comprehensive income..........                                                                                        104
                                        -------------------------------------------------------------------------------------------
Balance at December 31, 2000...........                                                   3,016         2            (15)    3,003

Comprehensive income (loss)
   Net loss............................                                                                10                       10
   Other comprehensive income (loss)
      Cumulative effect of accounting
         change net of tax of $2.......                                                                                3         3
   Deferred hedge loss, net of tax of
         $(7)..........................                                                                              (10)      (10)
   Minimum pension liability, net of
    tax of $(26).......................                                                                              (44)      (44)
   Unrealized holding loss on
      marketable securities, net of
      tax of $(1)......................                                                                               (2)       (2)
   Foreign currency translation
      adjustment, net of tax of $(2)...                                                                               (3)       (3)
                                                                                                                           --------
      Comprehensive income (loss)......                                                                                        (46)
                                        -------------------------------------------------------------------------------------------
Balance at December 31, 2001...........                         $           $        $   3, 016  $     12    $       (71)  $ 2,957
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                           STONE CONTAINER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)                              2001            2000        1999
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net income (loss)............................................   $    10         $    115    $    (77)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Extraordinary loss from early extinguishment of debt......         6                            3
    Depreciation and amortization.............................       354              313         296
    Amortization of deferred debt issuance costs..............         6                3           4
    Deferred income taxes.....................................        19              108         (17)
    Non cash restructuring charge.............................         4               32
    Foreign currency transaction gains........................        (8)                          (7)
    Equity income of affiliates...............................       (14)             (13)        (12)
    Gain on sale of assets....................................        (9)              (2)        (39)
    Change in current assets and liabilities, net of
      effects from acquisitions and dispositions
         Receivables..........................................        98               96        (166)
         Inventories..........................................        31               48          23
         Prepaid expenses and other current assets............        (3)              29          51
         Accounts payable and other current liabilities.......       (62)             (26)        104
         Interest payable.....................................        (4)             (11)        (17)
         Income taxes.........................................         6                           (3)
    Other, net................................................       (20)            (134)        (71)
                                                                 ---------------------------------------
  Net cash provided by operating activities...................       414              558          72
                                                                 ---------------------------------------
Cash flows from investing activities
  Expenditures for property, plant and equipment..............      (103)            (247)        (87)
  Proceeds from sales of assets...............................        29               70         544
  Net proceeds from sale of receivables.......................                                    226
  Payments on acquisitions, net of cash received..............       (43)            (631)
                                                                 ---------------------------------------
  Net cash provided by (used for) investing activities........      (117)            (808)        683
                                                                 ---------------------------------------
Cash flows from financing activities
  Net payments of debt........................................    (1,319)          (1,246)       (657)
  Proceeds from long-term debt................................     1,050            1,525
  Debt repurchase premiums....................................       (14)
  Net repayments under accounts receivable
    securitization program....................................                                   (226)
  Deferred debt issuance costs................................       (23)             (17)
                                                                 ---------------------------------------
  Net cash provided by (used for) financing activities........      (306)             262        (883)
                                                                 ---------------------------------------
  Effect of exchange rate changes on cash.....................                         (1)          4
                                                                 ---------------------------------------
Increase (decrease) in cash and cash equivalents..............        (9)              11        (124)
Cash and cash equivalents
  Beginning of period.........................................        24               13         137
                                                                 ---------------------------------------
  End of period...............................................   $    15         $     24    $     13
--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                          STONE CONTAINER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Tabular amounts in millions)

1.     Significant Accounting Policies

Basis of Presentation: Stone Container Corporation ("Stone"), hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"). On November 18, 1998, Stone was merged with a wholly-owned subsidiary of SSCC (the "Merger"). On May 31, 2000, the Company acquired (the "St. Laurent Acquisition") St. Laurent Paperboard, Inc. ("St. Laurent") (See Note 2).

Nature of Operations: The Company's major operations are containerboard and corrugated containers and specialty packaging products. The Company's paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers and bags at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. Customers and operations are located principally in North America and Europe. Credit is extended to customers based on an evaluation of their financial condition.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Investments in majority-owned affiliates where the Company does not have a majority voting interest and non-majority owned affiliates are primarily accounted for under the equity method. Significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition: The Company recognizes revenue at the time persuasive evidence of an agreement exists, price is fixed and determinable, products are shipped to external customers and collectibility is reasonably assured. Shipping and handling costs are included in cost of goods sold.

Inventories: Inventories are valued at the lower of cost or market under the last-in, first-out ("LIFO") method, except for $248 million in 2001 and $255 million in 2000, which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $2 million and $16 million at December 31, 2001 and 2000, respectively.

Net Property, Plant and Equipment: Property, plant and equipment related to the Merger and the St. Laurent Acquisition was recorded at fair value. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Paper machines have been assigned a useful life of 18 years, while major converting equipment has been assigned a useful life of 12 years.

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

Goodwill: The excess of cost over the fair value assigned to the net assets acquired is recorded as goodwill and is being amortized using the straight-line method over 40 years (See Prospective Accounting Pronouncements).

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

Marketable Securities: The Company includes its available for sale marketable securities in other assets. The securities consist of equity securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in stockholders' equity.

Income Taxes: The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See
Note 10).

Foreign Currency Translation: The functional currency for the majority of the Company's foreign operations is the applicable local currency, except for the operations in Canada. The functional currency for the Canadian operations was changed from the local currency to the U.S. dollar beginning on June 1, 2000 in conjunction with the St. Laurent Acquisition.

Assets and liabilities for foreign operations using the local currency as the functional currency are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders' equity as part of accumulated other comprehensive income (See Note 14). Foreign currency transaction gains or losses are credited or charged to income.

Derivative Instruments and Hedging Activities: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Company January 1, 2001. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings (See
Note 8).

Transfers of Financial Assets: The Company accounts for transfers of financial assets in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, financial assets transferred to qualifying special-purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gain or loss on sale of financial assets depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. Quoted market prices are not available for retained interests, so the Company estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions (See Note 4).

Stock-Based Compensation:  The Company's employees participate in
SSCC's stock-based plans. The Company accounts for stock-based plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for stock options. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Amounts earned under the Company's annual management incentive plan, which are deferred and paid in the form of SSCC Restricted Stock Units ("RSUs"), immediately vest and are expensed by the Company in the year earned. RSUs related to the Company matching program are expensed over the vesting period.

Environmental Matters: The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Reserves for environmental liabilities are established in accordance with the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company records a liability at the time when it is probable and can be reasonably estimated. Such liabilities are not discounted or reduced for potential recoveries from insurance carriers.

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

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 2001 presentation. Gain on sale of assets, relating to assets used in operations, has been reclassified from other, net to a separate component of operating income in the consolidated statements of operations.

Prospective Accounting Pronouncements: In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of the statement is expected to result in an increase in net income of approximately $84 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144 "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets, including discontinued operations. The impact of this new standard is not expected to be material.

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

The purchase price allocation was completed during the second quarter of 2001. The final allocation has resulted in acquired goodwill of approximately $222 million, which is being amortized on a straight-line basis over 40 years. The preliminary allocation was adjusted primarily for the final fixed asset valuations.

The following unaudited pro forma information presents the results of operations of the Company as if the St. Laurent Acquisition had taken place on January 1, 2000:

                                                          2000
                                                        ------

Net sales............................................   $6,223
Income before extraordinary item.....................      106
Net income...........................................      106

The unaudited pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the St. Laurent Acquisition occurred as of January 1, 2000.

The following is a summary of the exit liabilities recorded in the allocation of the purchase price:

                                                    Lease          Other
                                      Severance  Commitments    Commitments    Total
                                    --------------------------------------------------
Opening balance..................         $ 4        $ 2            $ 4         $10
   Payments......................          (1)                       (2)         (3)
                                    --------------------------------------------------
Balance at December 31, 2000.....           3          2              2           7
   Payments......................          (3)        (1)            (2)         (6)
   Adjustments...................           1                         1           2
                                    --------------------------------------------------
Balance at December 31, 2001.....         $ 1        $ 1            $ 1         $ 3
                                    --------------------------------------------------

Future cash outlays under the exit liabilities are anticipated to be $2 million in 2002 and $1 million thereafter.

3.     Merger and Restructuring

Merger
In connection with the Merger, the allocation of the cost to acquire the Company included liabilities associated with the permanent shutdown of certain containerboard mill and pulp mill facilities, the termination of certain Company employees and long-term commitments.

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

In May 2000, the Company sold the market pulp mill at its closed Port Wentworth, Florida facility to a third party for approximately $63 million. Net cash proceeds of $58 million from the sale were used for debt reduction. No gain or loss was recognized. The $15 million reduction to the exit liabilities in 2000 is due primarily to the assumption of certain lease commitments by the buyer of the Port Wentworth facility.

The following table is a summary of the exit liabilities recorded as part of the Merger. The remaining long-term lease commitments include the five converting facilities and the corporate office.

                                                                                     Settlement                     Mill
                                                                    Lease             of FCPC           Other      Closure
                                              Severance           Commitments        Litigation      Commitments    Costs   Total
                                            ---------------------------------------------------------------------------------------
Balance at
January 1, 1999............................     $10                   $ 37              $ 37             $ 13        $ 9     $106

 Payments...................................    (13)                    (6)               (1)              (2)        (7)     (29)
 Adjustments................................      8                      8                87                4         (1)     106
                                            -------------------------------------------------------------------------------------
Balance at December
31, 1999...................................       5                     39               123               15          1      183

 Payments...................................     (3)                    (8)             (123)              (2)        (1)    (137)
 Adjustments................................     (2)                   (13)                                                   (15)
                                            -------------------------------------------------------------------------------------
Balance at December
31, 2000...................................                             18                                 13                  31

 Payments...................................                            (3)                                (3)                 (6)
                                             -------------------------------------------------------------------------------------
Balance at December
31, 2001...................................     $                     $ 15              $                $ 10                $ 25
                                             -------------------------------------------------------------------------------------

Future cash outlays under the exit liabilities are anticipated to be $4 million in 2002, $4 million in 2003, $7 million in 2004 and $10 million thereafter.

Restructuring
During 2000, the Company recorded a restructuring charge of $53 million related to the permanent shutdown of a containerboard mill, five converting facilities, a sawmill and a multiwall bag facility. The assets of these closed facilities were adjusted to their estimated fair value less costs to sell resulting in a $32 million non-cash write down. The terminated employees included approximately 220 employees at the containerboard mill and sawmill and approximately 680 employees at the converting facilities, including the multiwall bag facility. The net sales and operating loss of these shutdown facilities in 2000 prior to closure were $56 million and $17 million, respectively. The net sales and operating loss of these shutdown facilities in 1999 were $88 million and $1 million, respectively.

During 2001, the Company recorded a restructuring charge of $6 million related to the permanent shutdown of two converting facilities and two sawmills. The assets of these facilities were adjusted to their estimated fair value less costs to sell resulting in a $4 million non-cash write down. The terminated employees included approximately 100 at the sawmills and approximately 135 employees at the converting facilities. The net sales and operating loss of the shutdown facilities in 2001 prior to closure were $46 million and $10 million, respectively. The net sales and operating loss of the shutdown facilities in 2000 were $42 million and $4 million, respectively.

The following is a summary of the restructuring liabilities recorded:

                                             Write-down of
                                              Property and                                       Facility
                                              Equipment to                         Lease         Closure        Other
                                               Fair Value        Severance      Commitments       Costs      Commitments    Total
                                             --------------------------------------------------------------------------------------
Opening balance............................      $ 32               $12             $ 4            $ 4           $ 1         $ 53

   Payments................................                          (8)             (1)            (1)                       (10)
   Adjustments.............................       (32)                                                                        (32)
                                             --------------------------------------------------------------------------------------
Balance at
December 31, 2000..........................                           4               3              3             1           11

   Charge..................................        4                  1               1                                         6
   Payments................................                          (3)                            (1)                        (4)
   Adjustments.............................       (4)                                                                          (4)
                                             --------------------------------------------------------------------------------------
Balance at
December 31, 2001..........................      $                  $ 2             $ 4            $ 2           $ 1          $ 9
                                             --------------------------------------------------------------------------------------

Future cash outlays under the restructuring liabilities are anticipated to be $6 million in 2002, $1 million in 2003, $1 million in 2004, and $1 million thereafter.

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

SRC is a qualified special-purpose entity under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, accounts receivable sold to SRC, for which the Company did not retain an interest, are not included in the Company's consolidated balance sheets.

At December 31, 2001 and 2000, $271 million and $295 million of accounts receivable had been sold under the program, of which $33 million and $66 million were retained by the Company as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheets. The Company recognized a loss on sales of receivables to SRC of $11 million and $16 million in 2001 and 2000 respectively, which is included in other, net in the consolidated statements of operations.

Key economic assumptions used in measuring the retained interest are as follows:

                                            Year Ended                            Year Ended
                                           December 31,       December 31,       December 31,       December 31,
                                              2001                2001               2000               2000
                                        ------------------------------------------------------------------------
Residual cash flows discounted at ...        8.00%                8.00%              8.00%              8.00%
Expected loss and dilution rate .....     2.70%-4.66%             6.22%             3.42%-3.82%         5.45%
Variable return to investors ........    LIBOR plus 50 to         2.68%          LIBOR plus 50 to       7.20%
                                          180 basis points                        180 basis points

At December 31, 2001, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the expected loss and dilution rate was $1 million and $2 million, respectively. The effects of the sensitivity analysis on the residual cash flow discount rate and the variable return to investors were insignificant.

The table below summarizes certain cash flows received from SRC:

                                                                        2001                      2000
                                                                      ---------------------------------

Cash proceeds from sales of receivables..........................     $2,884                     $2,748
Servicing fees received..........................................          3                          3
Other cash flows received on retained interest ..................          1                         30
Interest income..................................................          1                          1

5.      Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consists of:

                                                                        2001             2000
                                                                    --------------------------
Land.............................................................     $   83           $   82
Buildings and leasehold improvements.............................        359              320
Machinery, fixtures and equipment................................      4,341            4,244
Construction in progress.........................................         51              134
                                                                    --------------------------
                                                                       4,834            4,780
Less accumulated depreciation and amortization...................       (675)            (432)
                                                                    --------------------------
  Net property, plant and equipment..............................     $4,159           $4,348
                                                                    --------------------------

The total value assigned to the St. Laurent property, plant and equipment was $1,284 million in the final purchase price allocation (See Note 2). Depreciation expense was $270 million in 2001, $231 million in 2000 and $225 million in 1999. Property, plant and equipment include capitalized leases of $12 million and $11 million and related accumulated amortization of $3 million and $3 million at December 31, 2001 and 2000, respectively.

6.      Non-Consolidated Affiliates

The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America and Europe. The Company's significant non-consolidated affiliate at December 31, 2001 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc ("JS Group"), a significant stockholder of SSCC. Smurfit-MBI had net sales of $441 million and $460 million in 2001 and 2000, respectively. The Company has not guaranteed and is not otherwise contingently liable for any debts or obligations of Smurfit-MBI.

During 1999, the Company sold its interest in Abitibi-Consolidated, Inc. ("Abitibi"), a Canadian based manufacturer and marketer of publication paper, and recorded a $39 million gain.

Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is as follows:

                                                                   2001             2000
                                                               ------------------------------

Results of operations
  Net sales.................................................       $640             $697
  Cost of sales.............................................        552              604
  Income before income taxes, minority interest and
    extraordinary charges...................................         38               36
  Net income................................................         38               35



                                                                December 31,     December 31,
                                                                    2001             2000
                                                                -----------------------------
Financial position:
  Current assets............................................       $139             $153
  Non-current assets........................................        127              147
  Current liabilities.......................................         76               91
  Non-current liabilities...................................        117              111
  Stockholders' equity......................................         73               98


7. LONG-TERM DEBT

Long-term debt as of December 31 is as follows:

                                                                                                2001        2000
                                                                                            ----------------------
Bank Credit Facilities
Tranche C Term Loan (5.7% weighted average variable rate), payable in
    various installments through October 1, 2003.........................................      $  146      $   181
Tranche D Term Loan (5.7% weighted average variable rate), payable in
    various installments through October 1, 2003.........................................         138          173
Tranche E Term Loan (5.7% weighted average variable rate), payable in
     various installments through October 1, 2003........................................         197          233
Tranche F Term Loan (5.3% weighted average variable rate), payable in
     various installments through December 31, 2005......................................         563          569
Tranche G Term Loan (5.7% weighted average variable rate), due
     December 31, 2006...................................................................         402          402
Tranche H Term Loan (5.7% weighted average variable rate), due
     December 31, 2006...................................................................         347          348
Revolving credit facility (6.8% weighted average variable rate), due
     December 31, 2005...................................................................          43          177
Revolving credit facility (Canada) (7.3% weighted average variable rate),
     due December 31, 2005...............................................................                        3
4.98% to 7.96% term loans, denominated in foreign currencies, payable in
     varying amounts through 2004........................................................           7           12
                                                                                            ----------------------
                                                                                                1,843        2,098

Senior Notes
10.75% first mortgage notes, due October 1, 2002 (plus unamortized
     premium of $9 in 2000)..............................................................                      509
8.45% mortgage notes, payable in monthly installments through August 1,
     2007 and $69 on September 1, 2007...................................................          78           80
11.5% unsecured senior notes, due October 1, 2004 (plus unamortized
     premium of $8 in 2000)..............................................................                      208
11.5% unsecured senior notes, due August 15, 2006 (plus unamortized
     premium of $4 and $4)...............................................................         204          204
12.58% rating adjustable unsecured senior notes, due August 1, 2016 (plus
     unamortized premium of $2 and $2)...................................................         127          127
9.25% unsecured senior notes, due February 1, 2008.......................................         300
9.75% unsecured senior notes, due February 1, 2011.......................................         750
                                                                                            ----------------------
                                                                                                1,459        1,128
Other Debt
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 6.0% to 9.0%), payable in varying annual sinking fund
     payments through 2027...............................................................         211          223
Other (including obligations under capitalized leases of $6 and $7)......................          26           26
                                                                                            ----------------------
                                                                                                  237          249


                                                                                    2001             2000
                                                                                -------------------------
Subordinated Debt
10.75% senior subordinated debentures and 1.5% supplemental interest certificates, due on April 1, 2002 (less unamortized discount of
   $1 in 2000)................................................................                        99
10.75% senior subordinated debentures, due April 1, 2002......................                       200
6.75% convertible subordinated debentures (convertible at $34.28 per
   share), due February 15, 2007 (less unamortized discount of $6 in 2000)....                        39
                                                                                -------------------------
                                                                                                     338
                                                                                -------------------------
Total debt....................................................................       3,539         3,813
Less current maturities.......................................................         (62)          (34)
                                                                                -------------------------
Total long-term debt..........................................................      $3,477        $3,779
                                                                                -------------------------

The amounts of total debt outstanding at December 31, 2001 maturing during the next five years are as follows:

2002................................................   $    62
2003................................................       471
2004................................................        27
2006................................................       607
2006................................................       968
Thereafter..........................................     1,404

Bond Offering
On January 25, 2001, the Company closed on a bond offering (the "Bond Offering") to issue $750 million of 9.75% senior notes due 2011 and $300 million of 9.25% senior notes due 2008. The proceeds of this issuance along with additional borrowings on the Revolving Credit Facility of $32 million were used on February 23, 2001 to redeem (i) $300 million in aggregate principal of senior subordinated debentures due April 1, 2002, (ii) $45 million in aggregate principal of convertible subordinated debentures due February 15, 2007, (iii) $500 million in aggregate principal of first mortgage notes due October 1, 2002, and (iv) $200 million in aggregate principal of senior notes due October 1, 2004. In addition, the proceeds were used to pay $37 million in fees, call premiums and other expenses related to these transactions. An extraordinary loss of $4 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

Bank Credit Facilities
The Company has a bank credit agreement which provides for four senior secured term loans (Tranche C, Tranche D, Tranche E and Tranche F term loans), aggregating $1,044 million at December 31, 2001 with maturities ranging from October 1, 2003 to December 31, 2005, and a $560 million senior secured revolving credit facility ("Revolving Credit Facility"), of which up to $100 million may consist of letters of credit, maturing December 31, 2005 (collectively the "Credit Agreement"). The Company pays a 0.5% commitment fee on the unused portions of its Revolving Credit Facility. At December 31, 2001, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $488 million. The Credit Agreement is secured by a security interest in substantially all of the assets of the Company and 65% of the stock of its Canadian subsidiary. The security interest excludes cash, cash equivalents, certain trade receivables, four paper mills and the land and buildings of the corrugated container plants. During the fourth quarter of 2001, the Company prepaid $33 million on the Tranche C term loan, $33 million on the Tranche D term loan and $34 million on the Tranche E term loan.

On May 31, 2000, the Company and certain of its wholly owned subsidiaries closed on new credit facilities (the "Additional Stone Credit Agreement") with a group of financial institutions consisting of (i) $950 million in the form of Tranche G and Tranche H term loans maturing on December 31, 2006 and (ii) a $100 million Canadian revolving credit facility maturing on December 31, 2005. The proceeds of the Additional Stone Credit Agreement were used to fund the cash component of the St. Laurent Acquisition, refinance certain existing indebtedness of St. Laurent, and pay fees and expenses related to the St. Laurent Acquisition. The Canadian revolving credit facility will be used for general corporate purposes. At December 31, 2001, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $85 million. The Additional Stone Credit Agreement is secured by a security interest in substantially all of the assets acquired in the St. Laurent Acquisition.

The Credit Agreement and the Additional Stone Credit Agreement contain various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions,
(iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. Both credit agreements also require prepayments of the term loans if the Company has excess cash flows, as defined or receives proceeds from certain asset sales or incurrence of certain indebtedness. As a result of excess cash flow in 2001, the Company is required to make a $38 million prepayment on the term loans covered by the Credit Agreement prior to March 31, 2002. The Company intends to fund the $38 prepayment with available borrowings under the Revolving Credit Facility.

On January 23, 2002, the Company and its bank group amended the Credit Agreement and the Additional Stone Credit Agreement to permit the Company to call for redemption prior to September 30, 2002 all of its 12.58% rating adjustable unsecured senior notes due 2016 in an aggregate outstanding principal amount of $125 million plus accrued interest and stated premium with borrowings of the Revolving Credit Facility.

Senior Notes
The Company's senior notes aggregating $1,081 million at December 31, 2001, are redeemable in whole or in part at the option of the Company at various dates, at par plus a weighted average premium of 4.08%. The 9.25% unsecured senior notes aggregating $300 million are not redeemable prior to maturity.

The indentures governing the Company's 11.5% senior notes due 2006 and the 12.58% rating adjustable senior notes due 2016, totaling aggregate principal of $325 million at December 31, 2001, generally provide that in the event of a "change of control" (as defined in the indentures), the Company must offer to repurchase the senior notes. The Merger constituted such a change of control. As a result, the Company is required to make an offer to repurchase the senior notes at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon), provided however, if such repurchase would constitute an event of default under the Company's bank debt, prior to making an offer to repurchase these senior notes, the indentures require that the Company either pay the bank debt or obtain the consent of its bank lenders to such repurchase. A repurchase of senior notes, other than the 12.58% rating adjustable senior notes, is currently prohibited by the terms of the Company's bank debt. Although the terms of the senior notes refer to an obligation to repay the Company's bank debt or obtain the consent of the bank lenders to such repurchase, the terms do not expressly specify a deadline following the applicable change of control for taking such actions. The Company has sought and intends to actively seek commercially acceptable sources of financing to repay such bank debt or alternative financing arrangements which would cause the bank lenders to consent to the repurchase of the senior notes.

The 8.45% mortgage notes are secured by the assets at 37 of the Company's corrugated container plants.

Other
Interest costs capitalized on construction projects were $2 million, $5 million and $1 million for 2001, 2000 and 1999, respectively. Interest payments on all debt instruments were $341 million, $393 million and $369 million for 2001, 2000 and 1999, respectively.

8.      Derivative Instruments and Hedging Activities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

Upon adoption of SFAS No. 133 in 2001, the Company recorded a cumulative effect of an accounting change gain of approximately $3 million (net of tax of $2 million) in OCI.

The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of commodities used in its operations and the movement in foreign currency exchange rates and are designated as cash flow hedges.

Commodity Futures Contracts
The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. For the year ended December 31, 2001, the Company reclassified a $4 million loss from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at December 31, 2001 is a $9 million loss included in other current liabilities. At December 31, 2001, the Company recorded a $1 million loss in cost of goods sold on commodity futures contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

For the year ended December 31, 2001, the Company recorded a $5 million loss in cost of goods sold on settled commodity futures contracts, related to the ineffective portion of hedges and contracts not qualifying as hedges.

Foreign Currency Forward Contracts
The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. The fair value of the Company's foreign currency forward contracts at December 31, 2001 is a $4 million loss included in other current liabilities. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded.

The cumulative deferred hedge loss on all commodity and foreign currency contracts is $7 million (net of tax of $5 million) at December 31, 2001. The Company expects to reclassify $7 million into cost of goods sold during 2002.

9.      Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining noncancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

2002.................................        $  80
2003.................................           65
2004.................................           49
2005.................................           41
2006.................................           31
Thereafter...........................           43
                                            ------
       Total minimum lease payments..        $ 309
                                            ------

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $108 million for 2001, $105 million in 2000 and $106 million in 1999.

10.     Income Taxes

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                                            2001       2000
                                                                                         -------------------
Deferred tax liabilities
     Property, plant and equipment and timberland....................................    $ (1,155)  $ (1,193)
     Inventory.......................................................................         (18)       (20)
     Investment in affiliate.........................................................         (13)       (45)
     Other...........................................................................         (29)       (19)
                                                                                         --------------------
     Total deferred tax liabilities                                                        (1,215)    (1,277)
                                                                                         --------------------
Deferred tax assets
     Employee benefit plans.........................................................          176        117
     Net operating loss, alternative minimum tax and tax credit carryforwards.......          525        459
     Deferred gain..................................................................           16         27
     Purchase accounting liabilities................................................           51         94
     Deferred debt issuance costs...................................................           11         48
     Other..........................................................................           55         92
                                                                                         --------------------
     Total deferred tax assets......................................................          834        837
     Valuation allowance for deferred tax asset.....................................         (198)      (198)
                                                                                         --------------------
     Net deferred tax assets........................................................          636        639

                                                                                         --------------------
     Net deferred tax liabilities...................................................     $   (579)  $   (638)
                                                                                         --------------------

At December 31, 2001, the Company had approximately $1,068 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2019, with a tax value of $374 million and $38 million of capital loss carryforwards for U.S. federal income tax purposes that expire from 2004 to 2005, with a tax value of $13 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. The Company had net operating loss carryforwards for state purposes with a tax value of $77 million, which expire from 2002 through 2020. A valuation allowance of $46 million has been established for a portion of these deferred tax assets. Further, the Company had approximately $86 million of net operating loss carryforwards for Canadian tax purposes that expire from 2004 to 2007, with a tax value of $29 million. The Company had approximately $32 million of alternative minimum tax credit carryforwards for U.S. federal tax purposes, which are available indefinitely.

Provision for income taxes on income (loss) before income taxes and extraordinary item is as follows:

                                                         2001        2000        1999
                                                        -------------------------------
Current
     Federal ........................................... $ (1)      $  (1)      $
     State and local ...................................   (4)
     Foreign ...........................................  (10)         (6)        (19)
                                                        -------------------------------
     Total current expense .............................  (15)         (7)        (19)

Deferred
     Federal ...........................................  (19)        (87)         24
     State and local ...................................   (2)        (20)          2
     Foreign ...........................................  (19)        (12)         (7)
                                                        -------------------------------
     Total deferred benefit (expense) ..................  (40)       (119)         19
                                                        -------------------------------
     Total provision for income taxes .................. $(55)      $(126)      $
                                                        -------------------------------

The Company's provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) before income taxes and extraordinary item is as follows:

                                                         2001        2000        1999
                                                        -------------------------------
U.S. federal income tax benefit (provision) at federal
   statutory rate....................................... $(24)      $ (84)      $  26
Permanent differences from applying purchase
   accounting...........................................  (29)        (29)        (26)
Other permanent differences                                 2                      (1)
State income taxes, net of federal income tax effect....   (4)        (13)          2
Other, net..............................................                           (1)
                                                        -------------------------------
Total provision for income taxes........................ $(55)      $(126)      $
                                                        -------------------------------

The components of the income (loss) before income taxes and extraordinary item are as follows:

                                                         2001        2000        1999
                                                        -------------------------------
United States........................................... $(17)      $ 199       $(128)
Foreign.................................................   86          42          53
                                                        -------------------------------
Income (loss) before income taxes and extraordinary
   item................................................. $ 69       $ 241       $ (75)
                                                        -------------------------------

The Internal Revenue Service is currently examining the year 1998 and a loss carryback claim from 1997. All years through 1996 are closed. While the ultimate results of such examinations cannot be predicted with certainty, the Company's management believes that the examinations will not have a material adverse effect on its consolidated financial condition or results of operations.

The Company made income tax payments of $29 million in 2001, $4 million in 2000, and $14 million in 1999.

11.     Employee Benefit Plans

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

The benefit obligation, fair value of plan assets and the under funded status of the JSC(U.S.) defined benefit plans at December 31, 2001 were $1,116 million, $984 million and $132 million, respectively.

Approximately 42% of the merged pension plan assets at December 31, 2001 are invested in cash equivalents or debt securities, and 58% are invested in equity securities. Equity securities at December 31, 2001 include 0.7 million shares of SSCC common stock with a market value of approximately $12 million and 26 million shares of JS Group common stock having a market value of approximately $57 million. Dividends paid on JS Group common stock during 2001 and 2000 were approximately $2 million.

The Company sponsors noncontributory and contributory defined benefit pension plans for its foreign operations. Approximately 45% of the foreign pension plan assets at December 31, 2001 are invested in cash equivalents or debt securities and 55% are invested in equity securities.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") were 12.00% for the U.S. plans and 9.40% for the foreign plans at December 31, 2001, decreasing to the ultimate rate of 5.00% for the U.S. plans and 4.80% for the foreign plans. The effect of a 1% change in the assumed health care cost trend rate would increase/(decrease) the APBO as of December 31, 2001 by $11 million and would change the annual net periodic postretirement benefit cost by $1 million for 2001.

As a result of the Merger and the St. Laurent Acquisition, the Company recorded previously unrecognized actuarial gains and losses and prior service cost in its purchase price allocation. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                  Defined Benefit Plans  Postretirement Plans
                                                -------------------------------------------------
                                                     2001      2000       2001          2000
                                                -------------------------------------------------
Change in benefit obligation:
Benefit obligation at January 1...............     $1,130      $754     $   91        $   74
Service cost..................................         27        23          3             1
Interest cost.................................         79        68          8             6
Acquisition...................................          7       278          4            22
Amendments....................................         10        11         (9)
Actuarial (gain) loss ........................         64        60         45            (3)
Plan participants' contributions..............          3         2          3             2
Benefits paid.................................        (60)      (48)       (12)          (10)
Foreign currency rate changes ................        (28)      (16)        (1)           (1)
Curtailment...................................                   (2)
                                                -------------------------------------------------
Benefit obligation at December 31.............     $1,232    $1,130     $  132        $   91
                                                -------------------------------------------------
Change in plan assets:
Fair value of plan assets at January 1........     $  768    $  542     $             $
Acquisition...................................          7       242
Actual return on plan assets..................        (11)       19
Employer contributions........................         42        19          9             8
Plan participants' contributions..............          3         2          3             2
Benefits paid.................................        (60)      (48)       (12)          (10)
Foreign currency rate changes.................        (19)       (8)
                                                -------------------------------------------------
Fair value of plan assets at December 31......     $  730    $  768     $             $
                                                -------------------------------------------------
Over (under) funded status:                        $ (502)   $ (362)    $ (132)       $  (91)
Unrecognized actuarial (gain) loss............        158         7         40            (4)
Unrecognized prior service cost...............         27        19         (9)
                                                -------------------------------------------------
Net amount recognized.........................     $ (317)   $ (336)    $ (101)       $  (95)
                                                -------------------------------------------------

Amounts recognized in the balance sheets:
Accrued pension liability....................      $ (418)  $  (352)    $ (101)       $  (95)
Intangible asset.............................          27        12
Accumulated other comprehensive (income) loss
                                                       74         4
                                                -------------------------------------------------
Net amount recognized.......................       $ (317)  $  (336)    $ (101)       $  (95)
                                                -------------------------------------------------

The weighted average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

                                     Defined Benefit Plans     Postretirement Plans
                                   -------------------------------------------------------
                                     2001         2000          2001           2000
                                   -------------------------------------------------------
Weighted average discount rate:
   U.S. plans......................      7.25%       7.50%          7.25%         7.50%
   Foreign plans...................      6.50%       7.00%          6.50%         7.00%
Rate of compensation increase...... 3.25-4.00%  3.50-4.00%            N/A           N/A
Expected return on plan assets..... 9.50-9.75%  7.80-9.50%            N/A           N/A
Health care cost trend on covered
   charges.........................        N/A         N/A    9.40-12.00%    5.25-6.00%

The components of net pension expense for the defined benefit plans and the components of the postretirement benefits costs follow:

                                Defined Benefit Plans      Postretirement Plans
                              -------------------------  -----------------------
                                2001     2000     1999     2001   2000     1999
                              -------------------------  -----------------------
Service cost                   $  27    $  23    $  22    $  3   $   2     $  1
Interest cost                     79       68       52       8       6        5
Expected return on plan assets   (73)     (61)     (47)
Net amortization and deferral      3       (3)      (1)             (1)
Multi-employer plans               6        4        4               1        1
                              -------------------------  -----------------------
Net periodic benefit cost      $  42    $  31    $  30    $ 11   $   8     $  7
                              -------------------------  -----------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,232 million, $1,139 million and $730 million, respectively, as of December 31, 2001 and $1,130 million, $960 million and $768 million as of December 31, 2000.

Savings Plans
The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $12 million in 2001, $10 million in 2000, and $8 million in 1999.

12.     Preferred and Common Stock

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

In conjunction with this transaction, all of the Company's common stock shares issued and outstanding were cancelled and replaced with 1,000 new shares of common stock authorized, issued and outstanding at a par value of $.01 per share.

13.     Stock Option and Incentive Plans

Prior to the Merger, the Company maintained incentive plans for selected employees. Effective with the Merger, options outstanding under the Company's plans were converted into options to acquire SSCC common stock, and all outstanding options under both the Company and SSCC plans became exercisable and fully vested.

In November 1998, the Company's parent, SSCC, adopted the 1998 Long-Term Incentive Plan ("1998 Plan") and reserved 8.5 million shares of SSCC common stock for non-qualified stock options and performance awards. In 2001, an additional 8 million shares of SSCC common stock were reserved. Certain employees of the Company are covered under the 1998 Plan. The options are exercisable at a price equal to the fair market value of SSCC's common stock at the date of grant. The vesting schedule and other terms and conditions of options granted under the 1998 Plan are established separately for each grant. The number of options that become vested and exercisable in any one year may not exceed one-third of the options granted for certain participants and may not exceed one-fourth of the options granted for other participants. The options expire ten years after the date of grant.

Certain grants under the 1998 Plan contain change in control provisions which provide for immediate vesting and exercisability in the event that specific SSCC ownership conditions are met. These grants also allow for immediate vesting and exercisability in the event of retirement. These options remain exercisable until the earlier of five years from retirement or ten years from the initial grant date. The stock options granted prior to 2001 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets. In 2001, the majority of options granted vest and become exercisable at the rate of 25% each year for four years.

During 2001, the Company revised its annual management incentive plan so that a portion of annual employee bonuses is paid in the form of RSUs under the 1998 Plan. The RSUs are non-transferable and do not have voting rights. These RSUs vest immediately, but the restrictions do not lapse until the third anniversary of the award date. The Company pays a premium in the form of RSUs ("Premium RSUs") to certain employees. Premium RSUs vest at the earlier of a change in control, retirement or three years after the award date. At December 31, 2001, the Company recorded a liability of $2 million for RSUs to be issued in 2002 for services provided in 2001. The cost of Premium RSUs ($.5 million) will be amortized over the three year vesting period, beginning in 2002.

The Company and its parent have elected to continue to follow APB Opinion No. 25 to account for stock awards granted to employees. If the Company adopted SFAS No. 123 to account for stock awards granted to employees, the Company's net income, based on a Black-Scholes option pricing model would have been reduced by $7 million, $6 million and $1 million for 2001, 2000 and 1999, respectively. The effects of applying SFAS No. 123 as described above may not be representative of the effects on reported net income for future years.

14.     Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax is as follows:

                                                                    Unrealized
                                          Foreign                   Gain (Loss)               Accumulated
                                          Currency      Minimum         on        Deferred       Other
                                         Translation   Pension      Marketable      Hedge    Comprehensive
                                         Adjustment    Liability    Securities      Loss     Income (Loss)
                                         ------------------------------------------------------------------
Balance at January 1, 1999...............    $  3        $            $             $            $   3
   Current period change.................     (10)                        3                         (7)
                                         ------------------------------------------------------------------
Balance at December 31, 1999 ............      (7)                        3                         (4)
   Current period change.................      (8)          (3)                                    (11)
                                         ------------------------------------------------------------------
Balance at December 31, 2000.............     (15)          (3)           3                        (15)
   Cumulative effect of accounting
      change.............................                                                3           3
   Net changes in fair value of
      hedging transactions...............                                              (14)        (14)
   Net loss reclassified into earnings ..                                                4           4
   Current period change.................      (3)         (44)          (2)                       (49)
                                         ------------------------------------------------------------------
Balance at December 31, 2001.............    $(18)       $ (47)       $   1         $   (7)      $ (71)
                                         ------------------------------------------------------------------

15.     Related Party Transactions

Transactions with JSC(U.S.)
The Company sold and purchased containerboard at market prices from JSC(U.S.), a subsidiary of SSCC, as follows:

                                                        2001    2000    1999
                                                    ---------------------------
Product sales......................................     $535    $422    $237
Product and raw material purchases.................      311     387     248
Net payables at December 31........................       29      24      28

Corporate shared expenses are allocated between the Company and JSC(U.S.) based on an established formula using a weighted average rate based on the net book value of fixed assets, number of employees and sales. Net payables are settled in cash.

Transactions With JS Group
Transactions with JS Group, its subsidiaries and affiliated companies were as follows:

                                                        2001    2000    1999
                                                    ---------------------------
Product sales......................................     $ 17    $ 21    $ 12
Product and raw material purchases.................        7      11       5
Receivables at December 31.........................                3       1
Payables at December 31............................                1       1
Note receivable at December 31.....................                1
Sale of business...................................        1       2
Purchase of business...............................                2

Product sales to and purchases from JS Group, its subsidiaries and affiliates are consummated on terms generally similar to those prevailing with unrelated parties.

Transactions With Non-Consolidated Affiliates
The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates on terms generally similar to those prevailing with unrelated parties. The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

                                                        2001    2000    1999
                                                    ---------------------------
Product sales......................................    $ 221   $ 210    $297
Product and raw material purchases.................       15      23      29
Receivables at December 31.........................       33      31      42
Payables at December 31............................        1       1       2

16.     Fair Value of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                       2001                  2000
                                                ------------------------------------------
                                                  Carrying   Fair      Carrying     Fair
                                                  Amount     Value     Amount       Value
                                                ------------------------------------------
Cash and cash equivalents......................   $   15    $   15    $   24    $    24
Notes receivable and marketable securities.....       26        26        28         28
Derivative liabilities.........................       13        13
Long-term debt including current maturities....    3,539     3,628     3,813      3,824

The carrying value of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable and long-term investments are based on discounted future cash flows or the applicable quoted market price. The fair values of the Company's derivatives are based on quoted market rates at December 31, 2001. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

17.     Other, Net

The significant components of other, net are as follows:

                                                      2001     2000     1999
                                                     ------------------------
Foreign currency transaction gains....................$ 8      $        $ 7
Gain on redemption of convertible preferred stock of
  Four M Corporation..................................          13
Loss on sales of receivables to SRC...................(11)     (16)
Other.................................................  8        9       10
                                                     ------------------------
Total other, net......................................$ 5      $ 6      $17
                                                     ------------------------

18.     Contingencies

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters. As of December 31, 2001, the Company had approximately $30 million reserved for environmental liabilities.

If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company's expected share increases, the resulting liability could have a material adverse effect on our consolidated financial condition or results of operations.

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

19.     Business Segment Information

The Company has two reportable segments: (1) Containerboard and Corrugated Containers and (2) International. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The International segment is primarily comprised of the Company's containerboard mills and corrugating facilities located in Europe.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense, and other nonoperating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level. Intersegment sales and transfers are recorded at market prices. Intercompany profit is eliminated at the corporate level.

The Company's North American reportable segments are strategic business units that offer different products, and each is managed separately because they manufacture distinct products. The International segment is managed separately because it has different customers, and its operations are based in markets outside of the North American market. Other includes corporate related items and two non-reportable segments, including Specialty Packaging and Consumer Packaging. Corporate related items include goodwill, income and expense not allocated to reportable segments (corporate expenses, restructuring charges, goodwill amortization, interest expense, and the adjustment to record inventory at LIFO), the elimination of intercompany assets and intercompany profit and a $39 million gain on the sale of Abitibi in 1999 (See Note 6).

Purchase price allocation adjustments related to property, plant and equipment have been pushed down to the applicable operating segment assets.

A summary by business segment follows:

                                               Container-
                                                 board &
                                               Corrugated    Inter
                                               Containers   national   Other   Total
                                               ---------------------------------------
Year ended December 31, 2001
Revenues from external customers..............   $4,577      $575     $  605   $5,757
Intersegment revenues.........................      122                           122
Depreciation and amortization.................      237        22         95      354
Segment profit (loss).........................      458        36       (425)      69
Income in non-consolidated affiliates.........       13         1                  14
Segment assets................................    4,322       522      3,794    8,638
Expenditures for long-lived assets............       75        19          9      103

Year ended December 31, 2000
Revenues from external customers..............   $4,590      $587     $  561   $5,738
Intersegment revenues.........................      130                           130
Depreciation and amortization.................      205        20         88      313
Segment profit (loss).........................      738        37       (534)     241
Income in non-consolidated affiliates.........       12         1                  13
Segment assets................................    4,628       482      3,941    9,051
Expenditures for long-lived assets............      217        13         17      247

Year ended December 31, 1999
Revenues from external customers..............   $3,407      $567     $  526   $4,500
Intersegment revenues.........................      153                           153
Depreciation and amortization.................      120        27        149      296
Segment profit (loss).........................      322        30       (427)     (75)
Income in non-consolidated affiliates.........       15                   (3)      12
Segment assets................................    3,256       443      3,866    7,565
Expenditures for long-lived assets............       54        26          7       87

The following table presents net sales to external customers by country of origin:

                                                    2001       2000      1999
                                                  ---------------------------
United States ...............................     $4,988     $5,005    $3,877
Canada ......................................        112         83        11
Europe and other ............................        657        650       612
                                                  ---------------------------
Total .......................................     $5,757     $5,738    $4,500
                                                  ---------------------------

The following table presents long-lived assets by country at December 31:

                                                    2001       2000      1999
                                                  ---------------------------
United States ...............................     $3,054     $3,217    $2,406
Canada ......................................        848        876       347
Europe and other ............................        301        313       357
                                                  ---------------------------
 ............................................      4,203      4,406     3,110
Goodwill ....................................      3,106      3,170     3,123
                                                  ---------------------------
Total .......................................     $7,309     $7,576    $6,233
                                                  ---------------------------

The Company's export sales from the United States were approximately $187 million for 2001, $246 million for 2000 and $208 million for 1999.

20.     Summary of Quarterly Data (Unaudited)

The following table summarizes quarterly financial data for 2001 and 2000.

                                            First   Second    Third    Fourth
2001                                       Quarter  Quarter  Quarter  Quarter
                                         -------------------------------------
Net sales............................      $1,513   $1,438   $1,440    $1,366
Gross profit.........................         244      221      224       202
Income (loss) before extraordinary
   charges ..........................          12       (1)       7        (4)
Net income (loss)....................           8       (1)       7        (4)

2000
Net sales............................      $1,286   $1,379   $1,576    $1,497
Gross profit.........................         247      248      327       287
Income (loss) before extraordinary
   charges ..........................          28       (2)      56        33
Net income...........................          28                55        32

                  STONE CONTAINER CORPORATION AND SUBSIDIARIES
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (In millions)

             Column A                  Column B        Column C     Column D      Column E     Column F
---------------------------------------------------------------------------------------------------------
                                                      Additions
                                       Balance at    Charged to                               Balance at
                                      Beginning of    Costs and      Other       Deductions     End of
              Description                Period       Expenses      Describe      Describe      Period
---------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts and
  sales returns and allowances:
  Year ended December 31, 2001.......    $ 44           $ 8         $  (8)(a)      $  1(b)      $ 43
                                       ------------------------------------------------------------------
  Year ended December 31, 2000.......    $ 41           $ 9         $  (4)(a)(c)   $  2(b)      $ 44
                                       ------------------------------------------------------------------
  Year ended December 31, 1999.......    $ 61           $ 6         $ (11)(a)      $ 15(b)      $ 41
                                       ------------------------------------------------------------------

Exit liabilities:
  Year ended December 31, 2001.......    $ 38           $           $   2 (d)      $ 12(e)      $ 28
                                       ------------------------------------------------------------------
  Year ended December 31, 2000.......    $183           $           $  (5)(d)      $140(e)      $ 38
                                       ------------------------------------------------------------------
  Year ended December 31, 1999.......    $106           $           $ 106 (f)      $ 29(e)      $183
                                       ------------------------------------------------------------------

Restructuring:
  Year ended December 31, 2001.......    $ 11           $ 6         $              $  8(e)      $  9
                                       ------------------------------------------------------------------
  Year ended December 31, 2000.......    $              $53         $              $ 42(e)      $ 11
                                       ------------------------------------------------------------------

  (a) Includes the effect of the accounts receivable securitization application of SFAS No. 140.
  (b) Uncollectible amounts written off, net of recoveries.
  (c) Includes $3 million acquired with the St. Laurent Acquisition.
  (d) Charges associated with the exit activities included in the purchase price allocation of St. Laurent and reduction to Stone exit liabilities.
  (e) Charges against the exit liability reserves.
  (f) Charges associated with exit activities and litigation settlements included in the purchase price allocation of Stone.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None

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

3.1 Certificate of Merger merging SCC Merger Co. with and into Stone Container (including the Certificate of Incorporation of Stone Container) (incorporated by reference to Exhibit 3.1 to Stone Container's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

3.2 By-laws of Stone Container (incorporated by reference to Exhibit 3.2 to Stone Container's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Indentures with respect to long-term debt, none of which exceeds 10 percent of the total assets of Stone Container and its subsidiaries on a consolidated basis, are not filed herewith. The Registrant agrees to furnish a copy of such documents to the Commission upon request.

4.1(a) Amended and Restated Credit Agreement, dated as of March 31, 2000, among Stone Container, the financial institutions signatory thereto and The Chase Manhattan Bank and Bankers Trust Company as Agents, and Bankers Trust Company as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Stone Container's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.1(b) Amendment No. 1, dated as of May 1, 2001, to the Amended and Restated Credit Agreement dated as of March 31, 2000 among Stone, the financial institutions signatory thereto, The Chase Manhattan Bank, as Agent and Bankers Trust Company, as Administrative Agent, Collateral Agent, Facing Agent and as Swingline Lender.

4.1(c) Amendment No. 2, Consent and Waiver, dated as of January 23, 2002, among Stone, the financial institutions party to the Amended and Restated Credit Agreement dated as of March 31, 2000, JPMorgan Chase Bank and Bankers Trust Company, as Agents, and Bankers Trust Company, as Administrative Agent and Collateral Agent.

4.2(a)    Credit Agreement, dated as of May 31, 2000, among Stone
          Container, St. Laurent Paperboard Inc. ("St. Laurent"), the financial institutions signatory thereto, The Chase Manhattan Bank, as Agent, Bankers Trust Company, as Administrative Agent and Collateral Agent and Deutsche Bank Canada, as Canadian
          Administrative Agent (incorporated by reference to Exhibit 10.1 to Stone Container's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.2(b) Amendment No. 1, dated as of May 1, 2001 to the Credit Agreement dated as of May 31, 2000, among Stone, St. Laurent and the financial institutions signatory to the Credit Agreement, The Chase Manhattan Bank, as Agent, Bankers Trust Company, as Administrative Agent, Collateral Agent and Facing Agent, and Deutsche Bank Canada, as Canadian Administrative Agent.

4.2(c) Amendment No. 2, Consent and Waiver, dated as of January 23, 2002, among Stone Container Corporation, Smurfit-Stone Container Canada Inc., a corporation amalgamated under the Canada Business Corporations Act, formerly known as St. Laurent, the financial institutions party to the Credit Agreement dated as of May 31, 2000, JPMorgan Chase Bank, as Agent, Bankers Trust Company, as Administrative Agent and Collateral Agent, and Deutsche Bank Canada, as Canadian Administrative Agent.

4.3 Indenture dated as of January 25, 2001, between Stone Container and The Bank of New York, as Trustee, relating to Stone Container's 9 1/4% Senior Notes due 2008 and 9 3/4% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to Stone Container's Registration Statement on Form S-4, Registration Number 333-58030).

4.4(a) Guaranty, dated October 7, 1983, between Stone Container and The Continental Group, Inc. (incorporated by reference to Exhibit 4(h) to Stone Container's Registration Statement on Form S-3, Registration Number 33-36218).

4.4(b) Amendment No. 1 to Guaranty, dated as of June 1, 1996, among Continental Holdings, Inc., Continental Group, Inc. and Stone Container (incorporated by reference to Exhibit 4(r) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.1(a)* Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Stone Container's Proxy Statement dated as of April 10, 1992).

10.1(b)* Amendment of the Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1999).

10.2(a)* Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Stone Container's Proxy Statement dated as of April 7, 1995).

10.2(b)* Amendment of the Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Stone
          Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.3* Jefferson Smurfit Corporation (U.S.) Management Incentive Plan (incorporated by reference to Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.4(a)* Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.4(b)* First Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999).

10.5(a) Pooling and Servicing Agreement, dated October 1, 1999, by and among Stone Receivables Corporation, as Transferor, Stone Container, as Securer, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 10.1(a) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5(b) Series 1999-1 Supplement, dated as of October 15, 1999, among Stone Receivables Corporation, as Transferor, Stone Container as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(b) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5(c) Series 1999-2 Supplement, dated as of October 15, 1999, among Stone Receivables Corporation, as Transferor, Stone Container as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(c) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5(d) Receivables Purchase Agreement, dated October 15, 1999, between Stone Container, as Seller, and Stone Receivables Corporation, as Purchaser (incorporated by reference to Exhibit 10.1(d) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.6*     Employment Agreement of Ray M. Curran (incorporated by reference to
          Exhibit 10.27 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.7* Consulting Agreement dated as of January 4, 2002 by and between Ray M Curran and SSCC (incorporated by reference to Exhibit 10.25 to SSCC's Annual Report on Form 10-K for the fiscal year ended
          December 31, 2001).

10.8* Letter Agreement dated January 4, 2002 by and between Ray M. Curran and SSCC (incorporated by reference to Exhibit 10.26 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

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

10.13 Pre-Merger Agreement, dated as of February 23, 2000, among SSCC, Stone Container, 3038727 Nova Scotia Company and St. Laurent (incorporated by reference to Exhibit 99.2 to Stone Container's Current Report on Form 8-K dated February 23, 2000).

*  Indicates a management contract or compensation plan or arrangement.

(b) Report on Form 8-K.

There were no Form 8-K filings during the three months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date  March 13,  2002                      Stone Container Corporation
                                   --------------------------------------------
                                                  (Registrant)

                                BY           /s/ Charles A. Hinrichs
                                   --------------------------------------------
                                                 Charles A. Hinrichs
                                     Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

     SIGNATURE           TITLE                                               DATE
     ---------           -----                                               ----
/s/ Patrick J. Moore     President and Chief Executive Officer               March 13, 2002
---------------------    and Director (Principal Executive Officer)
    Patrick J. Moore


/s/ Charles A. Hinrichs  Vice President and Chief Financial                  March 13, 2002
-----------------------  Officer and Director (Principal Financial Officer)
    Charles A. Hinrichs


/s/ Paul K. Kaufmann     Vice President and Corporate Controller             March 13, 2002
----------------------   (Principal Accounting Officer)
    Paul K. Kaufmann