Form 10-Q
period 2002-03-31
STONE CONTAINER CORP
filed 2002-05-07
CIK 94610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 1-3439

STONE CONTAINER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2041256 (IRS Employer Identification No.)
150 North Michigan Avenue, Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)

(312) 346-6600
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of March 31, 2002, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31, (In millions)	2002	2001
Net sales	$1,323	$1,513
Costs and expenses
Cost of goods sold	1,121	1,269
Selling and administrative expenses	128	127
Restructuring charges	6
Gain on sale of assets		(6)

Income from operations	68	123
Other income (expense)
Interest expense, net	(68)	(94)
Equity income of affiliates	3	2
Other, net		3

Income before income taxes and extraordinary item	3	34
Provision for income taxes		(22)

Income before extraordinary item	3	12
Extraordinary item
Loss from early extinguishment of debt, net of income tax benefit of $2		(4)

Net income	$3	$8

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12	$15
Receivables, less allowances of $36 in 2002 and $43 in 2001	343	279
Inventories
Work-in-process and finished goods	146	154
Materials and supplies	344	355

	490	509
Deferred income taxes	136	138
Prepaid expenses and other current assets	45	45

Total current assets	1,026	986
Net property, plant and equipment	4,095	4,159
Timberland, less timber depletion	44	44
Goodwill	3,106	3,106
Investment in equity of non-consolidated affiliates	130	127
Other assets	209	216

	$8,610	$8,638

Liabilities and Stockholder's Equity
Current liabilities
Current maturities of long-term debt	$29	$62
Accounts payable	331	353
Accrued compensation and payroll taxes	102	121
Interest payable	38	67
Other current liabilities	141	127

Total current liabilities	641	730
Long-term debt, less current maturities	3,559	3,477
Other long-term liabilities	742	757
Deferred income taxes	708	717
Stockholder's equity j
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid in capital	3,016	3,016
Retained earnings	15	12
Accumulated other comprehensive income (loss)	(71)	(71)

Total stockholder's equity	2,960	2,957

	$8,610	$8,638

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31, (In millions)	2002	2001
Cash flows from operating activities
Net income	$3	$8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Extraordinary loss from early extinguishment of debt		6
Depreciation and amortization	69	87
Amortization of deferred debt issuance costs	2	1
Deferred income taxes	(5)	6
Non-cash employee benefits		7
Non-cash restructuring charge	1
Foreign currency transaction gains		(4)
Equity income of affiliates	(3)	(2)
Gain on sale of assets		(6)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(65)	(1)
Inventories	18	6
Prepaid expenses and other current assets	(1)	(5)
Accounts payable and other current liabilities	(18)	(47)
Interest payable	(29)	(29)
Income taxes		5
Other, net	(10)	(10)

Net cash provided by (used for) operating activities	(38)	22

Cash flows from investing activities
Expenditures for property, plant and equipment	(16)	(32)
Proceeds from sales of assets	2	16

Net cash used for investing activities	(14)	(16)

Cash flows from financing activities
Proceeds from long-term debt		1,050
Net borrowings (repayments) of debt	49	(1,007)
Debt repurchase premiums		(14)
Deferred debt issuance costs		(25)

Net cash provided by financing activities	49	4

Effect of exchange rate changes on cash

Increase (decrease) in cash and cash equivalents	(3)	10
Cash and cash equivalents
Beginning of period	15	24

End of period	$12	$34

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

1. Significant Accounting Policies

        The accompanying consolidated financial statements and notes thereto of Stone Container Corporation ("Stone" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed March 13, 2002, with the Securities Exchange Commission.

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

3. Restructuring and Exit Liabilities

        The Company recorded a restructuring charge of $6 million during the first quarter of 2002 related to the closure of two converting facilities. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. These shutdowns resulted in approximately 100 employees being terminated. The sales and operating losses of these facilities in 2001 were $7 million and $4 million, respectively.

        At December 31, 2001, the Company had $37 million of exit liabilities related to the restructuring of operations in connection with the merger and the St. Laurent Acquisition. During the first quarter, the Company had $1 million of cash disbursements related to these exit liabilities.

4. Long-Term Debt

        In April 2002, the Company redeemed $125 million in aggregate principal of the 12.58% rating adjustable unsecured senior notes due August 1, 2016 and paid $7 million in call premiums and other expenses from the borrowings under the revolving credit facility. An extraordinary loss of $3 million (net of tax of $2 million) will be recorded in the second quarter due to the early extinguishment of debt.

5. Gain on Sale of Assets

        The Company completed the sale of its Bathurst, New Brunswick, Canada, sawmill during the first quarter of 2001, resulting in a gain on the sale of assets of $6 million.

6. Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

        The Company's significant non-consolidated affiliate at March 31, 2002 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc, a significant shareholder of SSCC. Smurfit-MBI had net sales of $102 million and $108 million for the three months ended March 31, 2002 and 2001, respectively.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended March 31,
	2002	2001
Results of operations
Net sales	$141	$143
Cost of sales	122	124
Income before income taxes, minority interest and extraordinary charges	8	6
Net income	8	6

7. Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

        The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of commodities used in its operations and the movement in foreign currency exchange rates.

Commodity Future Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of March 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately nine months. For the period ended March 31, 2002, the Company reclassified a $3 million loss from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at March 31, 2002 is a $2 million loss included in other current liabilities.

        For the period ended March 31, 2002, the Company recorded a $1 million loss in cost of goods sold on settled commodity future contracts, related to the ineffective portion of hedges and contracts not qualifying as hedges.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. The fair value of the Company's foreign currency forward contracts at March 31, 2002 is a $3 million loss included in other current liabilities. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge loss on all commodity and foreign currency contracts is $3 million (net of tax of $2 million) at March 31, 2002. The Company expects to reclassify $3 million into earnings during the next twelve months.

8. Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended March 31,
	2002	2001
Net income	$3	$8
Other comprehensive income (loss), net of tax:
Deferred hedge loss	(4)	(1)
Foreign currency translation adjustment	4

Comprehensive income	$3	$7

9. Goodwill Accounting

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company has completed the required transitional impairment test as of January 1, 2002 and found no impairment of goodwill. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter.

        Income before extraordinary item and net income for the first quarter of 2001 adjusted to exclude goodwill amortization expense is as follows:

Three months ended March 31, 2001
Income before extraordinary item:
Reported income before extraordinary item	$12
Goodwill amortization	21

Adjusted income before extraordinary item	$33

Net Income:
Reported net income	$8
Goodwill amortization	21

Adjusted net income	$29

        As of January 1, 2002, goodwill of $3,106 million (net of $245 million of amortization) was attributable to our segments as follows: $2,780 million for Containerboard and Corrugated Containers, $122 million for International and $204 million for Other. During the first quarter of 2002, no goodwill was acquired, impaired, or written off.

10. Business Segment Information

        The Company has two reportable segments: (1) Containerboard and Corrugated Containers and (2) International. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The International segment is primarily composed of the Company's containerboard mills and corrugating facilities located in Europe.

        The Company's North American reportable segments are strategic business units that offer different products, and each is managed separately because they manufacture distinct products. The International segment is managed separately because it has different customers, and its operations are based in markets outside of the North American market. Other includes one non-reportable segment, Consumer Packaging, and corporate related items which include the elimination of intercompany profit and income and expense not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization in 2001, interest expense and the adjustment to record inventory at LIFO. On January 1, 2002, the Company combined the Consumer Packaging segment with the Specialty Packaging segment.

        A summary by business segment follows:

Three months ended March 31,	Container- board & Corrugated Containers	International	Other	Total
2002
Revenues from external customers	$1,025	$144	$154	$1,323
Intersegment revenues	30			30
Segment profit (loss)	70	10	(77)	3
2001
Revenues from external customers	$1,203	$155	$155	$1,513
Intersegment revenues	34			34
Segment profit (loss)	126	15	(107)	34

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

        If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company's expected share increases, the resulting liability could have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

12. Prospective Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

FORWARD-LOOKING STATEMENTS

        Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to Stone Container Corporation or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

  •
  the impact of general economic conditions in North America and Europe and in other locations in which we and our subsidiaries currently do business;

  •
  general industry conditions, including competition and product and raw material prices;

  •
  fluctuations in interest rates, exchange rates and currency values;

  •
  unanticipated capital expenditure requirements;

  •
  legislative or regulatory requirements, particularly concerning environmental matters;

  •
  access to capital markets;

  •
  fluctuations in energy prices; and

  •
  obtaining required consents or waivers of lenders in the event we are unable to satisfy covenants in our debt instruments.

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

RESULTS OF OPERATIONS

First Quarter 2002 Compared to First Quarter 2001

	Three months ended March 31,
	2002		2001
	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
	(In millions)
Containerboard and corrugated containers	$1,025	$70	$1,203	$126
International	144	10	155	15
Other operations	154	9	155	10

Total operations	$1,323	89	$1,513	151

Restructuring charges		(6)
Gain on sale of assets				6
Interest expense, net		(68)		(94)
Corporate expenses and other		(12)		(29)

Income before income taxes and extraordinary item		$3		$34

        Consolidated net sales of $1.3 billion in 2002 decreased by 13% compared to 2001. Weak market conditions led to lower sales prices and reduced shipments for most of our major products. The increase (decrease) in net sales for each of our segments is summarized in the chart below:

	Container- board & Corrugated Containers	International	Other Operations	Total
	(In millions)
Sales price and product mix	$(124)	$(14)	$(4)	$(142)
Sales volume	(37)	3	(17)	(51)
Acquisitions			20	20
Closed or sold facilities	(17)			(17)

Total	$(178)	$(11)	$(1)	$(190)

        Income before income taxes and extraordinary item in 2002 was $3 million, a decrease of $31 million compared to 2001. The decrease was due primarily to the decline in earnings of our operating segments, particularly in the Containerboard and Corrugated Containers segment. Lower interest expense and the elimination of goodwill amortization partially offset the decline in earnings of our segments.

        Amortization of goodwill ceased on January 1, 2002, when we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Goodwill amortization for the three months ended March 31, 2001 was $21 million. We performed our transitional impairment test for each of our reporting units, as required by SFAS No. 142, during the first quarter of 2002. Under SFAS No. 142, an impairment is recognized when a reporting unit's carrying amount of goodwill exceeds its implied fair value. Based upon the results of our transitional impairment test the carrying amount of our goodwill as of January 1, 2002 was not impaired. We determined the fair value of our reporting units based upon discounted cash flow models supported by recent acquisitions within our industry and various other valuation techniques.

        Consolidated cost of goods sold decreased due primarily to the lower sales volume. In addition, energy cost was lower by $27 million and the elimination of goodwill amortization reduced cost by $21 million. Cost of goods sold as a percent of net sales increased to 85% in 2002 from 84% in 2001 due primarily to the lower average sales prices.

        Selling and administrative expenses were comparable to last year. Selling and administrative expense as a percent of net sales increased to 9.7% in 2002 from 8.4% in 2001 due primarily to the lower average sales prices.

        During 2002, we recorded a restructuring charge of $6 million related to the permanent shutdown of two converting facilities.

        Interest expense, net decreased $26 million due to the favorable impacts of $14 million from lower interest rates and $12 million from lower average borrowings. Our overall average effective interest rate in 2002 was lower than 2001 by 1.9%.

        The effective income tax rate for the first quarter of 2002 decreased compared the same period in the prior year, primarily the result of discontinuing non-deductible goodwill amortization upon the adoption of SFAS No. 142.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 15% due primarily to lower average sales prices for containerboard, corrugated containers and market pulp and lower sales volume for containerboard and corrugated containers. The weak market conditions experienced during 2001continued into the first quarter of 2002. We continued to take market related downtime in order to maintain a lower level of inventory. On average, corrugated container sales prices decreased by 7% and linerboard sales prices were lower by 9%. The average sales price of kraft paper decreased by 11%. The average sales price for market pulp decreased by 28%.

        Production of containerboard and kraft decreased by 2% and 20%, respectively, due to lower demand. We incurred approximately 219,000 tons of containerboard market related downtime in 2002. Our North America shipments of corrugated containers decreased by 3%. Our production of market pulp increased by 32% compared to last year due primarily to a lower level of market related downtime in 2002. Solid bleach sulfate production was comparable to last year.

        Profits decreased by $56 million due primarily to the lower average sales prices. Profits were favorably impacted by lower energy cost in the first quarter of 2002 compared to last year. Cost of goods sold as a percent of net sales increased to 84% for 2002 compared to 82% for 2001 due primarily to the lower average sales prices.

International Segment

        Net sales decreased by 7% and profit decreased by $5 million. The decrease in net sales was due to lower average sales prices for corrugated containers and containerboard. Profits were unfavorably impacted by the lower average sales prices for containerboard. Cost of goods sold as a percent of net sales increased to 86% for 2002 compared to 84% for 2001 due primarily to the lower average sales prices.

Other Operations

        On January 1, 2002, we combined the Consumer Packaging operations with the Specialty Packaging operations. Net sales decreased 1% compared to last year due primarily to lower sales volume and lower average sales prices. The decrease in net sales was substantially offset by the acquisitions of a multiwall bag packaging facility and a flexible packaging facility. Profits decreased by $1 million due primarily to the lower sales volume and lower average sales prices.

Statistical Data

	Three months ended March 31,
(In thousands of tons, except as noted)
	2002	2001
Mill production
Containerboard	1,397	1,419
Kraft paper	66	83
Market pulp	145	110
Solid bleached sulfate	30	30
Coated boxboard	17	22
Corrugated containers sold (billion sq. ft.)	15.7	16.1
Multiwall bags sold (million bags)	271	271

RESTRUCTURING AND EXIT LIABILITIES

        We recorded a restructuring charge of $6 million during the first quarter of 2002 related to the closure of two converting facilities. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. The cash portion of the restructuring charge consists of approximately $4 million in severance costs to be paid over the remaining nine months of 2002 and $1 million in other costs. These shutdowns resulted in approximately 100 employees being terminated.

        At December 31, 2001, we had $37 million of exit liabilities related primarily to the restructuring of operations in connection with the merger with Smurfit-Stone, the acquisition of St. Laurent Paperboard Inc. and our restructuring activities. During the first quarter, we incurred cash expenditures of $1 million for these exit liabilities. Through March 31, 2002, we have incurred approximately $207 million (84%) of the planned cash expenditures to close facilities, pay severance cost and pay other exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        Cash used for operating activities in the three months ended March 31, 2002 totaled $38 million compared to cash provided by operating activities of $22 million in the same period in 2001. In 2002, we had additional cash provided from new borrowings totaling $49 million and asset sales of $2 million. Cash used for investing activities in the first quarter of 2002 included $16 million for expenditures for property, plant and equipment.

        We expect internally generated cash flows, available borrowing capacity under our credit agreements and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, expenditures relating to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2002 and for 2003 are $16 million and $470 million, respectively, with varying amounts thereafter. We are exploring a number of options to repay or refinance these debt maturities. We have historically had good access to capital markets and expect to be able to repay or refinance these debt maturities before their maturity dates. Although we believe we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such an event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2002 significantly below our anticipated annual depreciation level of $291 million. As of March 31, 2002, we had authorized commitments for capital expenditures of $85 million, including $32 million for environmental projects, $20 million to maintain competitiveness and $33 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of March 31, 2002, prior to giving consideration to the subsequent transaction discussed in financing activities below, we and Smurfit-Stone Container Canada Inc. collectively had $474 million of unused borrowing capacity under our credit agreements.

Financing Activities

        On April 19, 2002, we redeemed our 12.58% Rating Adjustable Unsecured Senior Notes due August 1, 2016 aggregating $125 million and paid $7 million in call premiums and other expenses from the proceeds of borrowings under the revolving credit facility. An extraordinary loss of $3 million (net of tax of $2 million) will be recorded in the second quarter due to the early extinguishment of debt.

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

        The credit agreements contain various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The credit agreements also require prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. We were required to pay $38 million in March 2002 related to our excess cash flows in 2001. The loan restrictions, together with our highly leveraged position, could restrict corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We believe the likelihood of our breaching the debt covenants in 2002 is remote absent any material adverse event affecting the U.S. economy as a whole. We also believe that if a material adverse event would affect us, our lenders' would provide us waivers if necessary. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders' actions. If our debt is placed in default, we would experience a material adverse impact on our financial condition.

PROSPECTIVE ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including interest rate risk, commodity price risk and foreign currency risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Stone Container from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at March 31, 2002.

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of March 31, 2002, we had futures contracts to hedge approximately 25% to 30% of our expected natural gas requirements for the months of April 2002 through October 2002. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The change in energy cost discussed in Part 1, Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations included the impact of the natural gas futures contracts. See Note 7 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposures are the Canadian dollar and the euro. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada, which is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. As of March 31, 2002, we had Canadian dollar forward purchase contracts to hedge generally 40% to 60% of our Canadian dollar requirements for the months of April 2002 through February 2003.

        The exchange rate for the Canadian dollar and the euro as of March 31, 2002 compared to December 31, 2001 weakened against the U.S. dollar by 0.1% and 2.3%, respectively. We recognized foreign currency transaction gains of none for the first quarter of 2002 and $4 million for the same period last year.

PART II—OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        In September 1997, we received a Notice of Violation and a Compliance Order from the United States Environmental Protection Agency (EPA) alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, we responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, we received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that we "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. We responded to this notice and indicated the EPA's allegations were without merit. We entered into a tolling agreement with the EPA that deferred any further prosecution of this matter until at least January 17, 2003. Upon expiration of the tolling agreement, the EPA may bring suit against us.

ITEM 2.        CHANGES IN SECURITIES

        None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.        OTHER INFORMATION

        None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

a)
The following exhibits are included in this Form 10-Q:

        None

b)
Reports on Form 8-K:

        There were no Form 8-K filings during the three months ended March 31, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONE CONTAINER CORPORATION (Registrant)
Date: May 7, 2002	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
Signatures