Form 10-Q
period 2002-06-30
STONE CONTAINER CORP
filed 2002-08-09
CIK 94610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2002

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

        As of June 30, 2002, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)
	2002	2001	2002	2001
Net sales	$1,398	$1,438	$2,721	$2,951
Costs and expenses
Cost of goods sold	1,192	1,217	2,313	2,486
Selling and administrative expenses	129	127	257	254
Restructuring charges			6
Loss (gain) on sale of assets	3	(2)	3	(8)

Income from operations	74	96	142	219
Other income (expense)
Interest expense, net	(65)	(86)	(133)	(180)
Equity income of affiliates	5	4	8	6
Other, net	(10)	(4)	(10)	(1)

Income before income taxes and extraordinary item	4	10	7	44
Provision for income taxes		(11)		(33)

Income (loss) before extraordinary item	4	(1)	7	11
Extraordinary item
Loss from early extinguishment of debt, net of income taxes of $2 for the three and six months ended June 30, 2002 and $2 for the six months ended June 30, 2001	(4)		(4)	(4)

Net income (loss)	$—	$(1)	$3	$7

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16	$15
Receivables, less allowances of $36 in 2002 and $43 in 2001	358	279
Inventories
Work-in-process and finished goods	146	154
Materials and supplies	340	355

	486	509
Deferred income taxes	134	138
Prepaid expenses and other current assets	51	45

Total current assets	1,045	986
Net property, plant and equipment	4,082	4,159
Timberland, less timber depletion	44	44
Goodwill	3,106	3,106
Investment in equity of non-consolidated affiliates	136	127
Other assets	207	216

	$8,620	$8,638

Liabilities and Stockholder's Equity
Current liabilities
Current maturities of long-term debt	$26	$62
Accounts payable	398	353
Accrued compensation and payroll taxes	108	121
Interest payable	62	67
Other current liabilities	131	127

Total current liabilities	725	730
Long-term debt, less current maturities	3,425	3,477
Other long-term liabilities	752	757
Deferred income taxes	737	717
Stockholder's equity
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid in capital	3,016	3,016
Retained earnings	15	12
Accumulated other comprehensive income (loss)	(50)	(71)

Total stockholder's equity	2,981	2,957

	$8,620	$8,638

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30, (In millions)	2002	2001
Cash flows from operating activities
Net income	$3	$7
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss from early extinguishment of debt	6	6
Depreciation and amortization	139	176
Amortization of deferred debt issuance costs	3	3
Deferred income taxes	6	10
Non-cash restructuring charge	1
Foreign currency transaction losses (gains)	10	(1)
Equity income of affiliates	(8)	(6)
Loss (gain) on sale of assets	3	(8)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(67)	18
Inventories	31	40
Prepaid expenses and other current assets	(8)	(6)
Accounts payable and other current liabilities	37	(61)
Interest payable	(5)	2
Income taxes		6
Other, net	(7)	(14)

Net cash provided by operating activities	144	172

Cash flows from investing activities
Expenditures for property, plant and equipment	(47)	(62)
Proceeds from sales of assets	7	17
Payment on acquisition, net of cash received		(16)

Net cash used for investing activities	(40)	(61)

Cash flows from financing activities
Proceeds from long-term debt	400	1,050
Net repayments of debt	(488)	(1,132)
Debt repurchase premiums paid	(7)	(14)
Deferred debt issuance costs paid	(8)	(23)

Net cash provided by financing activities	(103)	(119)

Effect of exchange rate changes on cash		(1)

Increase (decrease) in cash and cash equivalents	1	(9)
Cash and cash equivalents
Beginning of period	15	24

End of period	$16	$15

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

1.    Significant Accounting Policies

        The accompanying consolidated financial statements and notes thereto of Stone Container Corporation ("Stone" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company's financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed March 13, 2002, with the Securities Exchange Commission.

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

3.    Restructuring and Exit Liabilities

        The Company recorded a restructuring charge of $6 million during the first quarter of 2002 related to the closure of two converting facilities. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. These shutdowns resulted in approximately 100 employees being terminated. The sales and operating losses of these facilities in 2001 were $7 million and $4 million, respectively. The Company had $2 million of cash disbursements related to this charge for the three and six months ended June 30, 2002.

        At December 31, 2001, the Company had $37 million of exit liabilities related to the restructuring of operations in connection with the merger and the St. Laurent Acquisition. The Company had $4 million and $5 million respectively, of cash disbursements related to these exit liabilities for the three and six months ended June 30, 2002, respectively.

4.    Long-Term Debt

        In April 2002, the Company redeemed $125 million in aggregate principal of the 12.58% rating adjustable unsecured senior notes due August 1, 2016 and paid $7 million in call premiums and other expenses from the borrowings under the revolving credit facility. An extraordinary loss of $3 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

        In June 2002, the Company completed an offering of $400 million of 8 3/8% senior notes due 2012. The Company used the proceeds of this issuance along with additional borrowings of $52 million under the revolving credit facility to redeem $443 million of secured term loans (Tranche C, D and E) due October 1, 2003. In addition, the Company used the proceeds to pay fees and other expenses of $9 million related to this transaction. An extraordinary loss of $1 million (net of tax) was recorded in the second quarter due to the early extinguishment of debt.

5.    Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

        The Company's only significant non-consolidated affiliate at June 30, 2002 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc, a significant shareholder of SSCC. Smurfit-MBI had net sales of $113 million and $117 million for the three months ended June 30, 2002 and 2001, respectively, and $215 million and $225 million for the six months ended June 30, 2002 and 2001, respectively.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Results of operations
Net sales	$156	$186	$297	$329
Cost of sales	131	157	253	281
Income before income taxes, minority interest and extraordinary charges	12	10	20	16
Net income	11	10	19	16

6.    Derivative Instruments and Hedging Activities

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

        The Company's derivative instruments and hedging activities relate to minimizing exposure to fluctuations in the price of commodities used in its operations and the movement in foreign currency exchange rates.

Commodity Future Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of June 30, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately six months. For the three and six month periods ended June 30, 2002, the Company reclassified a $1 million loss and a $4 million loss, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at June 30, 2002 is immaterial.

        For the three and six month periods ended June 30, 2002, the Company recorded an immaterial amount and a $1 million loss, respectively in cost of goods sold on settled commodity future contracts, related to the ineffective portion of hedges and contracts not qualifying as hedges.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. The fair value of the Company's foreign currency forward contracts at June 30, 2002 is an $8 million gain included in other current assets. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge gain on all commodity and foreign currency contracts is $5 million (net of tax of $3 million) at June 30, 2002. The Company expects to reclassify $5 million into earnings during the next twelve months.

7.    Gain on Sale of Assets

        The Company completed the sale of its Bathurst, New Brunswick, Canada sawmill during the first quarter of 2001, resulting in a gain on sale of assets of $6 million. An additional $1 million gain was recognized during the second quarter of 2001, related to additional cash proceeds received from final working capital adjustments.

8.    Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended June 30,			Six months ended June 30,
	2002		2001	2002	2001
Net income	$		$(1)	$3	$7
Other comprehensive income (loss), net of tax:
Cumulative effect of accounting change					3
Net changes in fair value of hedging transactions		7	(5)	8	(7)
Net loss (gain) reclassified into earnings		1	1	4	(1)
Foreign currency translation adjustment		13	(11)	9	(11)

Comprehensive income (loss)		$21	$(16)	$24	$(9)

9.    Goodwill Accounting

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company has completed the required transitional impairment test as of January 1, 2002 and found no impairment of goodwill. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter.

        Income before extraordinary item and net income for the three months and six months ended June 30, 2001, adjusted to exclude goodwill amortization, expense is as follows:

	Three months ended June 30, 2001	Six months ended June 30, 2001
Income before extraordinary item:
Reported income before extraordinary item	$(1)	$11
Goodwill amortization	21	42

Adjusted income before extraordinary item	$20	$53

Net Income:
Reported net income	$(1)	$7
Goodwill amortization	21	42

Adjusted net income	$20	$49

        As of January 1, 2002, goodwill of $3,106 million (net of $245 million of amortization) was attributable to the Company's segments as follows: $2,780 million for Containerboard and Corrugated Containers, $122 million for International and $204 million for Other. During the three and six months ended June 30, 2002, no goodwill was acquired, impaired or written off.

10.    Related Party Transaction

        In June, 2002, JS Group and an affiliate of Madison Dearborn Partners, L.L.C. ("MDP") announced that they had reached an agreement on the terms of a recommended cash offer by MDP for the outstanding shares of JS Group. In connection with this offer, JS Group announced its intention to spin-off to its stockholders the 71,638,462 shares of SSCC common stock owned by JS Group (representing approximately 29.3% of the outstanding SSCC common stock). This spin-off, which has been approved by the required number of JS Group stockholders, is expected to occur prior to the purchase of the JS Group shares by MDP, currently anticipated to be completed in the third quarter of 2002.

        The spin-off of SSCC common stock by JS Group would have resulted in the occurrence of an event of default under the Stone credit agreement prior to its amendment and restatement described in footnote 14.

11.    Business Segment Information

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

        A summary by business segment follows:

Three months ended June 30,	Container- board & Corrugated Containers	International	Other	Total
2002
Revenues from external customers	$1,083	$154	$161	$1,398
Intersegment revenues	28			28
Segment profit (loss)	79	6	(81)	4
2001
Revenues from external customers	$1,154	$139	$145	$1,438
Intersegment revenues	24			24
Segment profit (loss)	117	9	(116)	10
Six months ended June 30,
2002
Revenues from external customers	$2,108	$298	$315	$2,721
Intersegment revenues	58			58
Segment profit (loss)	149	16	(158)	7
2001
Revenues from external customers	$2,357	$294	$300	$2,951
Intersegment revenues	58			58
Segment profit (loss)	243	24	(223)	44

12.    Contingencies

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

13.    Prospective Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires, in most cases, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items. The statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, the Company expects to reclassify previously recognized extraordinary gains and losses from the early extinguishment of debt.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

14.    Subsequent Event

        On July 25, 2002, the Company amended, restated and replaced its existing credit agreement with $1,300 million of new term loan financing maturing June 30, 2009 and $660 million of revolving credit facilities maturing December 31, 2005. Various covenants and restrictions have been altered in the new credit agreement. The new term loan facilities are structured as a $950 million Tranche B term loan and a $350 million Tranche C term loan. The interest rate is LIBOR plus 2.50%. The proceeds of the new term loans along with additional borrowings on the revolving credit facility of approximately $20 million were used to retire the existing (i) $560 million in aggregate principal of Tranche F term loan, due in various installments through December 31, 2005 and (ii) $749 million in aggregate principal of Tranche G and H term loans, due December 31, 2006. In addition, the proceeds were used to pay fees and other expenses of $11 million related to this transaction. An extraordinary loss of $4 million (net of tax of $3 million) will be recorded in the third quarter due to the early extinguishment of debt.

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

RESULTS OF OPERATIONS

General

        Containerboard and corrugated container markets were weak in 2001, with prices steadily declining. Markets have been gradually improving in 2002 and many companies in the industry have announced restorative price increases. We announced a $30 per ton price increase for containerboard and an 8% price increase for corrugated containers, which is expected to take effect in the third quarter.

Second Quarter 2002 Compared to Second Quarter 2001

	Three months ended June 30,
	2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,083	$79	$1,154	$117
International	154	6	139	9
Other operations	161	13	145	7

Total operations	$1,398	98	$1,438	133

Gain (loss) on sale of assets		(3)		2
Goodwill amortization				(21)
Interest expense, net		(65)		(86)
Corporate expenses and other		(26)		(18)

Income before income taxes and extraordinary item		$4		$10

        Consolidated net sales of $1,398 million in 2002 decreased by 3% compared to 2001 due to lower average sales prices for containerboard and corrugated containers and the closure of certain operating facilities. Income before income taxes and extraordinary item in 2002 was $4 million, a decrease of $6 million compared to 2001. The decline in earnings of our segments was partially offset by lower interest expense and the elimination of goodwill amortization.

        Amortization of goodwill ceased on January 1, 2002, when we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." We performed our transitional impairment test for each of our reporting units, as required by SFAS No. 142, during the first quarter of 2002. Under SFAS No. 142, an impairment is recognized when a reporting unit's carrying amount of goodwill exceeds its implied fair value. Based upon the results of our transitional impairment test the carrying amount of our goodwill as of January 1, 2002 was not impaired. We determined the fair value of our reporting units based upon discounted cash flow models supported by recent acquisitions within our industry and various other valuation techniques.

        The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	International	Other Operations	Total
Sales price and product mix	$(76)	$3	$(1)	$(74)
Sales volume	31	12	2	45
Acquisitions			16	16
Closed or sold facilities	(26)		(1)	(27)

Total	$(71)	$15	$16	$(40)

        Consolidated cost of goods sold decreased due primarily to the elimination of goodwill amortization ($21 million), plant closures ($23 million) and lower energy cost ($4 million). Cost of goods sold was unfavorably impacted by increased fiber cost ($12 million). Cost of goods sold as a percent of net sales in 2002 was 85%, comparable to 2001.

        Selling and administrative expenses were comparable to last year. Selling and administrative expense as a percent of net sales was 9% in 2002, comparable to 2001.

        Interest expense, net decreased $21 million due to the favorable impacts of lower interest rates ($15 million) and from lower average borrowings ($6 million). Our overall average effective interest rate in 2002 was lower than 2001 by approximately 170 basis points.

        Provision for income taxes in 2002 was immaterial, and differed from the federal statutory rate due primarily to state income taxes. The decreased compared to last year was due primarily to discontinuing non-deductible goodwill amortization upon the adoption of SFAS No. 142.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 6% due primarily to lower average sales prices for containerboard and corrugated containers. On average, corrugated container sales prices decreased by 6% and linerboard sales prices were lower by 8%. The average sales price of kraft paper decreased by 9%. The average sales price for market pulp increased by 4%.

        Production of containerboard increased by 1%. We continued to take market related downtime in order to maintain a lower level of inventory. We incurred approximately 81,000 tons of containerboard market related downtime in the second quarter of 2002. Our North America shipments of corrugated containers increased by 1%. Production of kraft paper increased by 25% due primarily to increased intersegment sales. Our production of market pulp decreased by 9% compared to last year. Solid bleach sulfate production decreased by 3% compared to last year.

        Profits decreased by $38 million due primarily to the lower average sales prices. Reclaimed fiber cost was higher than last year by approximately $12 million. Profits were favorably impacted by lower energy cost. Cost of goods sold as a percent of net sales increased to 84% for 2002 compared to 83% for 2001 due primarily to the lower average sales prices.

International Segment

        Net sales increased by 11%, while profit decreased by $3 million. The increase in net sales was due to higher sales volume for corrugated containers and containerboard. Profits were unfavorably impacted by the lower average sales prices for containerboard and higher reclaimed fiber cost. Cost of goods sold as a percent of net sales increased to 88% for 2002 compared to 86% for 2001 due primarily to higher reclaimed fiber cost.

Other Operations

        On January 1, 2002, we combined the Consumer Packaging operations with the Specialty Packaging operations.

        Net sales increased 11% due primarily to two acquisitions, including a multiwall bag packaging facility and a flexible packaging facility. Multiwall bag shipments were 15% higher, while average sales prices for multiwall bags and other products were lower compared to last year. Profits improved by $6 million due primarily to the acquisitions and the higher multiwall bag sales volume.

Six Months 2002 Compared to Six Months 2001

	Six months ended June 30,
	2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$2,108	$149	$2,357	$243
International	298	16	294	24
Other operations	315	22	300	17

Total operations	$2,721	187	$2,951	284

Restructuring charges		(6)
Gain (loss) on sale of assets		(3)		8
Goodwill amortization				(42)
Interest expense, net		(133)		(180)
Corporate expenses and other		(38)		(26)

Income before income taxes and extraordinary item		$7		$44

        Consolidated net sales of $2,721 million in 2002 decreased by 8% compared to 2001due primarily to lower average sales prices. Income before income taxes and extraordinary item in 2002 was $7 million, a decrease of $37 million compared to 2001. The decrease was due primarily to the decline in earnings of our operating segments, particularly in the Containerboard and Corrugated Containers segment. Lower interest expense and the elimination of goodwill amortization partially offset the decline in earnings of our segments. The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	International	Other Operations	Total
Sales price and product mix	$(208)	$(11)	$(6)	$(225)
Sales volume	2	15	(14)	3
Acquisitions			36	36
Closed or sold facilities	(43)		(1)	(44)

Total	$(249)	$4	$15	$(230)

        Consolidated cost of goods sold decreased due primarily to the elimination of goodwill amortization ($42 million), plant closures ($37 million) and lower energy cost ($32 million). Cost of goods sold was unfavorably impacted by higher reclaimed fiber cost of $9 million. Cost of goods sold as a percent of net sales increased to 85% in 2002 from 84% in 2001 due primarily to the lower average sales prices.

        Selling and administrative expenses were comparable to last year. Selling and administrative expense as a percent of net sales was 9% in 2002, comparable to 2001.

        During 2002, we recorded a restructuring charge of $6 million related to the permanent shutdown of two converting facilities.

        Interest expense, net decreased $47 million due to the favorable impacts from lower interest rates ($29 million) and from lower average borrowings ($18 million). Our overall average effective interest rate in 2002 was lower than 2001 by approximately 180 basis points.

        Provision for income taxes in 2002 was immaterial, and differed from the federal statutory rate due primarily to state income taxes. The decreased compared to last year was due primarily to discontinuing non-deductible goodwill amortization upon the adoption of SFAS No. 142.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 11% due primarily to lower average sales prices for containerboard, corrugated containers and market pulp. On average, corrugated container sales prices decreased by 7% and linerboard sales prices were lower by 9%. The average sales price of kraft paper decreased by 10%. The average sales price for market pulp decreased by 13%.

        Production of containerboard in 2002 was comparable to last year. We continued to take market related downtime in order to maintain a lower level of inventory. We incurred approximately 301,000 tons of containerboard market related downtime in 2002. Our North America shipments of corrugated containers decreased by 1%. Our production of market pulp increased by 8% compared to last year due primarily to a lower level of market related downtime in 2002. Solid bleach sulfate production decreased by 2% and kraft paper production decreased by 2%.

        Profits decreased by $94 million due primarily to the lower average sales prices. Reclaimed fiber cost was higher than last year by approximately $12 million. Profits were favorably impacted by lower energy cost. Cost of goods sold as a percent of net sales increased to 84% for 2002 compared to 83% for 2001 due primarily to the lower average sales prices.

International Segment

        Net sales increased by 1%, while profit decreased by $8 million. The increase in net sales was due to higher sales volume for corrugated containers and containerboard, which as partially offset by lower average sales prices for corrugated containers and containerboard. Profits were unfavorably impacted by the lower average sales prices for containerboard and higher reclaimed fiber cost. Cost of goods sold as a percent of net sales increased to 87% for 2002 compared to 85% for 2001 due primarily to the lower average sales prices.

Other Operations

        Net sales increased 5% due primarily to two acquisitions, including a multiwall bag packaging facility and a flexible packaging facility. Multiwall bag shipments were higher by 7%, while average sales were lower compared to last year. Profits improved by $5 million due primarily to the acquisitions

Statistical Data

	Three months ended June 30,		Six months ended June 30,
(In thousands of tons, except as noted)
	2002	2001	2002	2001
Mill production
Containerboard	1,429	1,408	2,826	2,827
Kraft paper	71	57	137	140
Market pulp	135	149	280	259
Solid bleached sulfate	31	32	61	62
Coated boxboard	18	18	35	40
Corrugated containers sold (billion sq. ft.)	16.7	16.4	32.4	32.5
Multiwall bags sold (million bags)	300	262	571	533

RESTRUCTURING AND EXIT LIABILITIES

        We recorded a restructuring charge of $6 million during the first quarter of 2002 related to the closure of two converting facilities. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. The cash portion of the restructuring charge consists of approximately $5 million, primarily severance cost, which will be paid in 2002. We had $2 million of cash disbursements related to this charge for the six months ended June 30, 2002. These shutdowns resulted in approximately 100 employees being terminated.

        At December 31, 2001, we had $37 million of exit liabilities related primarily to the restructuring of operations in connection with the merger with Smurfit-Stone, the acquisition of St. Laurent Paperboard Inc. and our restructuring activities. During the first half of 2002, we incurred cash expenditures of $5 million for these exit liabilities. Through June 30, 2002, we have incurred approximately $211 million (87%) of the planned cash expenditures to close facilities, pay severance cost and pay other exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the six month period ended June 30, 2002, net cash provided by operating activities of $144 million, proceeds from the issuance of new senior notes of $400 million, and proceeds from the sale of assets of $7 million were used to fund net debt payments of $488 million, expenditures for property, plant and equipment of $47 million, debt repurchase premiums of $7 million and financing fees of $8 million.

        We expect internally generated cash flows and available borrowing capacity under our revolving credit facilities will be sufficient for the next two years to meet our obligations, including debt service, expenditures relating to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2002 and for 2003 are $15 million and $23 million, respectively, with varying amounts thereafter.

        We intend to hold capital expenditures for 2002 significantly below our anticipated annual depreciation level of $291 million. As of June 30, 2002, we had authorized commitments for capital expenditures of $93 million, including $38 million for environmental projects, $19 million to maintain competitiveness and $36 million for upgrades, modernization and expansion.

        On June 17, 2002, Jefferson Smurfit Group plc (JSG), a major stockholder of Smurfit-Stone, and an affiliate of Madison Dearborn Partners, L.L.C. (MDP) announced that they had reached an agreement on the terms of a recommended cash offer by MDP for the outstanding shares of JSG. In connection with this offer, JSG announced its intention to spin-off to its stockholders the 71,638,462 shares of Smurfit-Stone common stock owned by JSG (representing approximately 29.3% of the outstanding common stock of Smurfit-Stone). This spin-off, which has been approved by the required number of JSG stockholders, is expected to occur prior to the purchase of the JSG shares by MDP, currently anticipated to be completed in the third quarter of 2002.

        The spin-off of Smurfit-Stone common stock by JSG would have resulted in the occurrence of an event of default under our credit agreement prior to its amendment and restatement described under Financing Activities.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of June 30, 2002, we and Smurfit-Stone Container Canada Inc. collectively had $434 million of unused borrowing capacity under our revolving credit facilities.

Financing Activities

        In April 2002, we redeemed our 12.58% Rating Adjustable Unsecured Senior Notes due August 1, 2016 aggregating $125 million and paid $7 million in call premiums and other expenses from the proceeds of borrowings under the revolving credit facility.

        In June 2002, we issued $400 million of 8.375% senior notes due 2012 (the New Senior Notes). The proceeds of this issuance, along with additional borrowings on the our revolving credit facility of $52 million, were used to redeem $443 million of our secured term loans (Tranche C, D and E) and to pay $9 million in fees and other expenses related to this transaction. The Tranche C, Tranche D and Tranche E terms loans had a variable interest rate of LIBOR plus 3.5% (5.375% as of the redemption date) and were payable in various installments through October 1, 2003. The New Senior Notes have not been registered under the Securities Act of 1933 and are subject to certain transfer restrictions. If by December 26, 2002, we do not consummate the registered exchange offer for a series of notes or cause a shelf registration with respect to resales of such series of notes to be declared effective, the interest rate on the notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or the effectiveness of a shelf registration statement. We obtained approval from our lender group to permit the issuance of the New Senior Notes.

        On July 25, 2002, we and Smurfit-Stone Container Canada Inc. amended, restated and replaced our existing credit agreements pursuant to which a group of financial institutions provided (i) $1,300 million in new term loan financing in the form of a $950 million Tranche B term loan (LIBOR plus 2.5%) to us maturing on June 30, 2009 and a $350 million Tranche C term loan (LIBOR plus 2.5%) to Smurfit-Stone Container Canada Inc. maturing on June 30, 2009, and (ii) a $560 million revolving credit facility for us and a $100 million revolving credit facility for Smurfit-Stone Container Canada Inc., each maturing on December 31, 2005. The net proceeds of the Tranche B and C term loans, along with borrowings on our revolving credit facility of approximately $20 million, were used to refinance our $560 million Tranche F term loan (5.125% variable rate as of the redemption date) payable in various installments through October 31, 2005, and $402 million Tranche G term loan (5.375% variable rate as of the redemption date) due December 31, 2006, and Smurfit-Stone Container Canada Inc.'s $347 million Tranche H term loan (5.375% variable rate as of the redemption date) due December 31, 2006, and to pay $11 million in fees and other expenses related to these transactions. The new credit agreement also permits us to make an offer to repurchase our 11.5% unsecured senior notes due August 15, 2006 at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon) provided that there shall be at least $400 million in aggregate unused revolving credit commitments at the time such offer is made, and permits the merger of us and Jefferson Smurfit (U.S.) under certain circumstances.

        Our obligations under our credit agreement are unconditionally guaranteed by our material U.S. subsidiaries. The obligations of Smurfit-Stone Container Canada Inc. under the credit agreement are unconditionally guaranteed by us, our material U.S. subsidiaries and the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. Our obligations under the credit agreement are secured by a security interest in substantially all of our assets and the assets of our material U.S. subsidiaries, 100% of the capital stock of our material U.S. subsidiaries and 65% of the capital stock of Smurfit-Stone Container Canada Inc. The security interests securing our obligations under the credit agreement excludes cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of Smurfit-Stone Container Canada Inc. under the credit agreement are secured by a security interest in substantially all of the assets of Smurfit-Stone Container Canada Inc. and its material Canadian subsidiaries, by the same U.S. assets and capital stock that secure our obligations under the credit agreement and by all of the capital stock of the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The security interests securing Smurfit-Stone Container Canada Inc.'s obligations under the credit agreement excludes three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

        The credit agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The credit agreement also requires prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. We were required to pay $38 million in March 2002 related to our excess cash flows in 2001. The loan restrictions, together with our highly leveraged position, could restrict corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We believe the likelihood of our breaching the debt covenants in 2002 is remote absent any material adverse event affecting the U.S. economy as a whole. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders' actions. If our debt is placed in default, we would experience a material adverse impact on our financial condition.

Pension Obligation

        As discussed in our 2001 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $502 million as of December 31, 2001. For the six months ended June 30, 2002, the actual loss on our pension plan assets of approximately $20 million was less than the expected return due to the poor performance of the stock market. In addition, interest rates have declined, which may require us to decrease the discount rate assumption at the end of 2002. A decrease in the rate by 0.25% would increase our pension obligations by approximately $25 million. If the return on pension assets does not improve in the second half of 2002 and interest rates remain at current levels, the under funded status of our plans will increase and we will be required to record an additional minimum pension liability adjustment to stockholder's equity at December 31, 2002.

PROSPECTIVE ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires, in most cases, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items. The statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, we expect to reclassify previously recognized extraordinary gains and losses from the early extinguishment of debt.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including interest rate risk, commodity price risk and foreign currency risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Stone Container from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at June 30, 2002.

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of June 30, 2002, we had futures contracts to hedge approximately 26% of our expected natural gas requirements for the month of July and 6% of our requirements for August through October 2002. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The change in energy cost discussed in Part 1,

Item 2 above includes the impact of the natural gas futures contracts. See Note 6 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposures are the Canadian dollar and the euro. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada, which is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. As of June 30, 2002, we had Canadian dollar forward purchase contracts to hedge generally 25% to 75% of our Canadian dollar requirements for the months of July 2002 through June 2003.

        The exchange rate for the Canadian dollar and the euro as of June 30, 2002 compared to December 31, 2001 strengthened against the U.S. dollar by 4.6% and 10.1%, respectively. We recognized a foreign currency transaction loss of $10 million for the first half of 2002 compared to a gain of $1 million for the same period last year due primarily to the strengthening of the Canadian dollar.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In September 1997, we received a Notice of Violation and a Compliance Order from the United States Environmental Protection Agency (EPA) alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, we responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, we received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that we "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. We responded to this notice and indicated the EPA's allegations were without merit. We entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least January 17, 2003. The tolling agreement does not restrict the EPA from bringing suit against us.

        In April 1999, the EPA and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a notice of violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which St. Laurent acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and the parties appointed a third-party arbitrator to resolve the issues relating to the indemnification claim. The arbitrator has established a binding cost-sharing formula between the parties as to the cost of any capital expenditures that might be required to resolve the Notices of Violation, as well as any fines and penalties imposed in connection therewith. St. Laurent and Chesapeake are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy the Notices of Violation, and based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe our share of the costs to resolve this matter will not be material and will not exceed established reserves. We entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least December 2, 2002. The tolling agreement does not restrict the EPA from bringing suit against St. Laurent. St. Laurent and Chesapeake are continuing to participate in settlement discussions with the EPA.

ITEM 2.	CHANGES IN SECURITIES
None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5.	OTHER INFORMATION
None
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
a)
The following exhibits are included in this Form 10-Q:

10.1
Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container Corporation, Smurfit-Stone Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JP Morgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent.

99.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)
Reports on Form 8-K:

  Form 8-K dated June 14, 2002 was filed with the Securities and Exchange Commission in connection with the announcement that we were pursuing the issuance of approximately $400 million of senior notes.

  Form 8-K dated June 18, 2002 was filed with the Securities and Exchange Commission in connection with the announcement that we had obtained signed commitments to amend and restate our existing credit agreements to, among other things, provide up to $1.3 billion of new term loan facilities.

  Form 8-K dated June 19, 2002 was filed with the Securities and Exchange Commission in connection with the announcement that we had entered into an agreement to sell $400 million of 8 3/8% Senior Notes due 2012.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONE CONTAINER CORPORATION (Registrant)
Date: August 9, 2002	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signatures