Form 10-Q
period 2002-09-30
STONE CONTAINER CORP
filed 2002-11-08
CIK 94610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2002

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

        As of September 30, 2002, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)
	2002	2001	2002	2001
Net sales	$1,462	$1,440	$4,183	$4,391
Costs and expenses
Cost of goods sold	1,235	1,216	3,548	3,702
Selling and administrative expenses	129	128	386	382
Restructuring charges		1	6	1
Loss (gain) on sale of assets	3	(1)	6	(9)

Income from operations	95	96	237	315
Other income (expense)
Interest expense, net	(65)	(79)	(198)	(259)
Equity income of affiliates	6	4	14	10
Other, net	7		(3)	(1)

Income before income taxes and extraordinary item	43	21	50	65
Provision for income taxes	(14)	(14)	(14)	(47)

Income before extraordinary item	29	7	36	18
Extraordinary item
Loss from early extinguishment of debt, net of income tax benefit of $3 for the three months ended September 30, 2002 and $5 and $2 for the nine months ended September 30, 2002 and 2001	(4)		(8)	(4)

Net income	$25	$7	$28	$14

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20	$15
Receivables, less allowances of $36 in 2002 and $43 in 2001	350	279
Inventories
Work-in-process and finished goods	155	154
Materials and supplies	355	355

	510	509
Deferred income taxes	132	138
Prepaid expenses and other current assets	61	45

Total current assets	1,073	986
Net property, plant and equipment	4,044	4,159
Timberland, less timber depletion	42	44
Goodwill	3,114	3,106
Investment in equity of non-consolidated affiliates	131	127
Other assets	207	216

	$8,611	$8,638

Liabilities and Stockholder's Equity
Current liabilities
Current maturities of long-term debt	$21	$62
Accounts payable	373	353
Accrued compensation and payroll taxes	123	121
Interest payable	34	67
Other current liabilities	132	127

Total current liabilities	683	730
Long-term debt, less current maturities	3,468	3,477
Other long-term liabilities	740	757
Deferred income taxes	720	717
Stockholder's equity
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid in capital	3,016	3,016
Retained earnings	40	12
Accumulated other comprehensive income (loss)	(56)	(71)

Total stockholder's equity	3,000	2,957

	$8,611	$8,638

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30, (In millions)	2002	2001
Cash flows from operating activities
Net income	$28	$14
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss from early extinguishment of debt	13	6
Depreciation and amortization	209	263
Amortization of deferred debt issuance costs	5	4
Deferred income taxes	5	21
Non-cash restructuring charge	1
Foreign currency transaction losses (gains)	4	(2)
Equity income of affiliates	(14)	(10)
Loss (gain) on sale of assets	6	(9)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(69)	(5)
Inventories	1	47
Prepaid expenses and other current assets	(5)	(11)
Accounts payable and other current liabilities	29	(30)
Interest payable	(33)	(33)
Income taxes	2	(6)
Other, net	(13)	(17)

Net cash provided by operating activities	169	232

Cash flows from investing activities
Expenditures for property, plant and equipment	(84)	(79)
Proceeds from sales of assets	8	23
Payment on acquisition, net of cash received	(12)	(16)

Net cash used for investing activities	(88)	(72)

Cash flows from financing activities
Proceeds from long-term debt	1,700	1,050
Net repayments of debt	(1,750)	(1,183)
Debt repurchase premiums paid	(7)	(14)
Deferred debt issuance costs paid	(20)	(23)

Net cash used for financing activities	(77)	(170)

Effect of exchange rate changes on cash	1

Increase (decrease) in cash and cash equivalents	5	(10)
Cash and cash equivalents
Beginning of period	15	24

End of period	$20	$14

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

        The Company is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"). On November 18, 1998, Stone was merged with a wholly-owned subsidiary of SSCC the ("Stone Merger"). On May 31, 2000, the Company acquired St. Laurent Paperboard, Inc. (the "St. Laurent Acquisition").

2.    Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

3.    Acquisition

        In August 2002, the Company acquired two corrugated container facilities from Packaging Services Group for $12 million. The acquisition was accounted for as a purchase business combination. The cost to acquire the facilities has been allocated to the acquired assets and assumed liabilities according to estimated fair values. This preliminary purchase price allocation has resulted in acquired goodwill of approximately $8 million to the Containerboard and Corrugated Containers segment.

4.    Restructuring and Exit Liabilities

        The Company recorded a restructuring charge of $6 million during the first quarter of 2002 related to the closure of two converting facilities. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. These shutdowns resulted in approximately 100 employees being terminated. The sales and operating losses of these facilities in 2001 were $7 million and $4 million, respectively. The Company had $2 million and $4 million respectively, of cash disbursements related to this charge for the three and nine months ended September 30, 2002.

        At December 31, 2001, the Company had $37 million of exit liabilities related to the restructuring of operations in connection with the Stone Merger and the St. Laurent Acquisition. The Company had $5 million of cash disbursements related to these exit liabilities for the nine months ended September 30, 2002.

5.    Long-Term Debt

        In April 2002, the Company redeemed $125 million in aggregate principal of the 12.58% rating adjustable unsecured senior notes due August 1, 2016 and paid $7 million in call premiums and other expenses from borrowings under the revolving credit facility. An extraordinary loss of $3 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

        In June 2002, the Company completed an offering of $400 million of 8.375% Senior Notes due 2012. The Company used the proceeds of this issuance along with additional borrowings of $52 million under the revolving credit facility to redeem $443 million of secured term loans (Tranche C, D and E) due October 1, 2003. In addition, the Company used the proceeds to pay fees and other expenses of $9 million related to this transaction. An extraordinary loss of $1 million (net of tax) was recorded in the second quarter due to the early extinguishment of debt.

        In July 2002, the Company amended, restated and replaced its existing credit agreements with $1,300 million of new term loan financing maturing June 30, 2009 and $660 million of revolving credit facilities maturing December 31, 2005. Various covenants and restrictions have been revised. The new term loan facilities are structured as a $950 million Tranche B term loan and a $350 million Tranche C term loan. The credit facilities bear interest at rates selected at the option of the Company, equal to LIBOR plus 2.50% or ABR plus 1.50%, in the case of the term loan facilities, and LIBOR plus 3.00% or ABR plus 2.00%, in the case of the revolving credit facilities. The proceeds of the new term loans along with additional borrowings on the revolving credit facility of approximately $20 million were used to retire the existing (i) $560 million in aggregate principal of Tranche F term loan, due in various installments through December 31, 2005 and (ii) $749 million in aggregate principal of Tranche G and H term loans, due in various installments through December 31, 2006. In addition, the proceeds were used to pay fees and other expenses of $11 million related to this transaction. An extraordinary loss of $4 million (net of tax of $3 million) was recorded in the third quarter due to the early extinguishment of debt. The new credit agreement also permits: (i) the distribution of SSCC common stock by JS Group to its stockholders, which otherwise would have constituted a change of control event of default, (ii) to make an offer to repurchase the 11.5% unsecured senior notes due August 15, 2006 at a price equal to 101% of the principal amount thereof (together with accrued, but unpaid interest thereon) provided that there shall be at least $400 million in aggregate unused revolving credit commitments at the time such offer is made and (iii) the merger of the Company and JSC(U.S.) under certain circumstances.

6.    Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America and Europe. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

        The Company's only significant non-consolidated affiliate at September 30, 2002 is Smurfit-MBI, a Canadian corrugated container company, in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by Jefferson Smurfit Group plc ("JS Group"). Smurfit-MBI had net sales of $110 million and $112 million for the three months ended September 30, 2002 and 2001, respectively, and $325 million and $337 million for the nine months ended September 30, 2002 and 2001, respectively.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Results of operations
Net sales	$157	$156	$454	$485
Cost of sales	137	143	390	424
Income before income taxes, minority interest and extraordinary charges	11	10	31	26
Net income	11	10	30	26

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

Commodity Future Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of September 30, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. For the nine month period ended September 30, 2002, the Company reclassified a $4 million loss from OCI to cost of goods sold when the hedged items were recognized. Amounts reclassified for the three month period ended September 30, 2002, were immaterial. The fair value of the Company's futures contracts at September 30, 2002 is a $2 million gain included in other current assets.

        For the nine month period ended September 30, 2002, the Company recorded a $1 million loss in cost of goods sold on settled commodity future contracts, related to the ineffective portion of hedges and contracts not qualifying as hedges. Amounts recorded for the three month period ended September 30, 2002, were immaterial.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. The fair value of the Company's foreign currency forward contracts at September 30, 2002 is a $1 million loss included in other current liabilities. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge gain on all commodity and foreign currency contracts is $1 million (net of tax of $0.6 million) at September 30, 2002. The Company expects to reclassify $1 million into earnings during the next twelve months.

8.    Sale of Assets

        During the third quarter of 2002, the Company initiated a process to sell substantially all of the assets and liabilities of a 51% owned affiliate. The Company recorded a loss of approximately $4 million to reflect the net realizable value of the property and equipment. The Company anticipates the sale to be completed during the fourth quarter of 2002.

        During 2001, the Company sold its Bathurst, New Brunswick, Canada sawmill resulting in a gain on sale of assets of $7 million.

9.    Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income	$25	$7	$28	$14
Other comprehensive income (loss), net of tax:
Cumulative effect of accounting change				3
Net changes in fair value of hedging transactions	(4)	(7)	4	(14)
Net loss reclassified into earnings		2	4	1
Foreign currency translation adjustment	(2)	8	7	(3)

Comprehensive income	$19	$10	$43	$1

10.  Goodwill Accounting

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

        Income before extraordinary item and net income for the three months and nine months ended September 30, 2001, adjusted to exclude goodwill amortization, expense is as follows:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Income before extraordinary item:
Reported income before extraordinary item	$7	$18
Goodwill amortization	21	63

Adjusted income before extraordinary item	$28	$81

Net Income:
Reported net income	$7	$14
Goodwill amortization	21	63

Adjusted net income	$28	$77

        As of January 1, 2002, goodwill of $3,106 million (net of $245 million of amortization) was attributable to the Company's segments as follows: $2,808 million for Containerboard and Corrugated Containers, $92 million for International and $206 million for Other. During the three and nine months ended September 30, 2002, no goodwill was impaired or written-off. Goodwill of $8 million was acquired in connection with the acquisition of two corrugated container facilities from Packaging Services Group.

        The amount of goodwill allocated to the reporting units was corrected in the third quarter as a result of a computational error in the adoption of SFAS No. 142 in the first quarter. An additional $28 million of goodwill was allocated to the Containerboard and Corrugated Containers segment, $30 million less goodwill was allocated to the International segment and an additional $2 million of goodwill was allocated to the Consumer Packaging segment, included in other. The correction had no effect on the Company's total recorded goodwill or in its transitional impairment analysis.

11.  Business Segment Information

        The Company has two reportable segments: (1) Containerboard and Corrugated Containers and (2) International. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produce a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The International segment is primarily composed of the Company's containerboard mills and corrugating facilities located in Europe.

        The Company's North American reportable segments are strategic business units that offer different products, and each is managed separately because they manufacture distinct products. The International segment is managed separately because it has different customers, and its operations are based in markets outside of the North American market. Other includes one non-reportable segment, Consumer Packaging, and corporate related items which include the elimination of intercompany profit and income and expense not allocated to reportable segments, including corporate expenses, restructuring charges, goodwill amortization in 2001, interest expense and the adjustment to record inventory at LIFO. On January 1, 2002, the Company combined the Consumer Packaging segment with the Specialty Packaging segment.

        A summary by business segment follows:

Three months ended September 30,	Container- board & Corrugated Containers	International	Other	Total
2002
Revenues from external customers	$1,132	$172	$158	$1,462
Intersegment revenues	29			29
Segment profit (loss)	117	5	(79)	43
2001
Revenues from external customers	$1,143	$143	$154	$1,440
Intersegment revenues	36			36
Segment profit (loss)	123	9	(111)	21
Nine months ended September 30,
2002
Revenues from external customers	$3,240	$470	$473	$4,183
Intersegment revenues	87			87
Segment profit (loss)	266	21	(237)	50
2001
Revenues from external customers	$3,500	$437	$454	$4,391
Intersegment revenues	94			94
Segment profit (loss)	366	33	(334)	65

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

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

14.  Subsequent Events

        On November 4, 2002, the Company announced its decision to permanently close the No. 1 paper machine at its Missoula, Montana mill. The Company will record a charge of approximately $10 million related to the closure of the Missoula machine in the fourth quarter of 2002.

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

RESULTS OF OPERATIONS

Third Quarter 2002 Compared to Third Quarter 2001

	Three months ended September 30,
	2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,132	$117	$1,143	$123
International	172	5	143	9
Other operations	158	12	154	9

Total operations	$1,462	134	$1,440	141

Restructuring				(1)
Gain (loss) on sale of assets		(3)		1
Goodwill amortization				(21)
Interest expense, net		(65)		(79)
Corporate expenses and other		(23)		(20)

Income before income taxes and extraordinary item		$43		$21

        Consolidated net sales of $1,462 million in 2002 increased by 2% compared to 2001 due primarily to higher shipments of containerboard and corrugated containers. Sales prices for most of our major products were lower on average compared to 2001. Income before income taxes and extraordinary item in 2002 was $43 million, an increase of $22 million compared to 2001. Earnings of our segments declined due primarily to lower average sales prices for containerboard and corrugated containers and higher fiber cost. Lower interest expense and the elimination of goodwill amortization offset the decrease in earnings of our segments.

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

        The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	International	Other Operations	Total
Sales price and product mix	$(34)	$18	$1	$(15)
Sales volume	38	11	(4)	45
Acquisitions			9	9
Closed or sold facilities	(15)		(2)	(17)

Total	$(11)	$29	$4	$22

        Consolidated cost of goods sold was higher in 2002 due primarily to increased sales volume for containerboard and corrugated containers and higher reclaimed fiber cost ($31 million). Cost of goods sold was favorably impacted by the elimination of goodwill amortization ($21 million) and lower energy cost ($8 million). Cost of goods sold as a percent of net sales in 2002 was 84%, comparable to 2001.

        Selling and administrative expenses were comparable to last year. Selling and administrative expense as a percent of net sales was 9% in 2002, comparable to 2001.

        During the third quarter of 2002, we recorded a loss of $4 million on the disposition of a 51% owned affiliate to reflect the net realizable value of its property and equipment.

        Interest expense, net decreased $14 million due to the favorable impacts of lower interest rates ($10 million) and from lower average borrowings ($4 million). Our overall average effective interest rate in 2002 was lower than 2001 by approximately 110 basis points.

        Provision for income taxes in 2002 differed from the federal statutory rate due primarily to state income taxes. The decrease compared to last year was due primarily to discontinuing non-deductible goodwill amortization upon the adoption of SFAS No. 142.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 1% due primarily to lower average sales prices for containerboard and corrugated containers. On average, corrugated container sales prices decreased by 4% and linerboard sales prices were lower by 1%. During the third quarter of 2002, we raised containerboard prices by $25 per ton and began implementing a corresponding price increase for corrugated containers. The average sales price of kraft paper was unchanged. The average sales price for market pulp increased by 17%.

        Production of containerboard increased by 4%. We continued to take market related downtime in order to maintain a lower level of inventory. We incurred approximately 55,000 tons of containerboard market related downtime in the third quarter of 2002. Our shipments of corrugated containers increased by 2%. Production of kraft paper decreased by 12%. Our production of market pulp increased by 8% compared to last year. Solid bleach sulfate (SBS) production decreased by 13% compared to last year.

        Profits decreased by $6 million due primarily to the lower average sales prices and higher reclaimed fiber cost of approximately $31 million. Profits were favorably impacted by the improvement in sales volume and lower energy cost. Cost of goods sold as a percent of net sales in 2002 was 83%, comparable to 2001.

International Segment

        Net sales increased by 20%, while profit decreased by $4 million. The increase in net sales was due to higher average sales prices and higher shipments of corrugated containers and containerboard. Profits were unfavorably impacted by higher reclaimed fiber cost in Europe. Cost of goods sold as a percent of net sales increased to 91% for 2002 compared to 87% for 2001 due primarily to higher reclaimed fiber cost.

Other Operations

        On January 1, 2002, we combined the Consumer Packaging operations with the Specialty Packaging operations. Net sales increased 3% due primarily to the acquisition of a flexible packaging facility. Multiwall bag shipments increased 6%, while average sales prices were comparable to last year. Profits improved by $3 million due primarily to the acquisition and the higher multiwall bag sales volume.

Nine Months 2002 Compared to Nine Months 2001

	Nine months ended September 30,
	2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$3,240	$266	$3,500	$366
International	470	21	437	33
Other operations	473	34	454	26

Total operations	$4,183	321	$4,391	425

Restructuring charges		(6)		(1)
Gain (loss) on sale of assets		(6)		9
Goodwill amortization				(63)
Interest expense, net		(198)		(259)
Corporate expenses and other		(61)		(46)

Income before income taxes and extraordinary item		$50		$65

        Consolidated net sales of $4,183 million in 2002 decreased by 5% compared to 2001 due primarily to lower average sales prices. Income before income taxes and extraordinary item in 2002 was $50 million, a decrease of $15 million compared to 2001. The decrease was due primarily to the decline in earnings of our Containerboard and Corrugated Containers segment. Lower interest expense and the elimination of goodwill amortization partially offset the decline in earnings of our segments. The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	International	Other Operations	Total
Sales price and product mix	$(244)	$7	$(4)	$(241)
Sales volume	42	26	(19)	49
Acquisitions			46	46
Closed or sold facilities	(58)		(4)	(62)

Total	$(260)	$33	$19	$(208)

        Consolidated cost of goods sold decreased due primarily to the elimination of goodwill amortization ($63 million) and lower energy cost ($40 million). Cost of goods sold was unfavorably impacted by higher reclaimed fiber cost ($40 million). Cost of goods sold as a percent of net sales increased to 84.8% in 2002 from 84.3% in 2001 due primarily to the lower average sales prices.

        Selling and administrative expenses were comparable to last year. Selling and administrative expense as a percent of net sales was 9% in 2002, comparable to 2001.

        During 2002, we recorded a restructuring charge of $6 million related to the permanent shutdown of two converting facilities.

        Interest expense, net decreased $61 million due to the favorable impacts from lower interest rates ($42 million) and from lower average borrowings ($24 million), which were partially offset by a $5 million decrease in interest income. Our overall average effective interest rate in 2002 was lower than 2001 by approximately 160 basis points.

        Provision for income taxes in 2002 differed from the federal statutory rate due primarily to state income taxes. The decrease compared to last year was due primarily to discontinuing non-deductible goodwill amortization upon the adoption of SFAS No. 142.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 7% due primarily to lower average sales prices for containerboard, corrugated containers and market pulp. On average, corrugated container sales prices and linerboard sales prices were lower by 6%. The average sales price of kraft paper decreased by 7%. The average sales price for market pulp decreased by 4%.

        Production of containerboard increased by 1%. We continued to take market related downtime in order to maintain a lower level of inventory. We incurred approximately 356,000 tons of containerboard market related downtime in 2002. Our shipments of corrugated containers were comparable to last year. Our production of market pulp increased by 8% compared to last year due primarily to a lower level of market related downtime in 2002. SBS production decreased by 5% and kraft paper production decreased by 6%.

        Profits decreased by $100 million due primarily to the lower average sales prices. Reclaimed fiber cost was higher than last year by approximately $40 million. Profits were favorably impacted by lower energy cost. Cost of goods sold as a percent of net sales increased to 84% for 2002 compared to 83% for 2001 due primarily to the lower average sales prices.

International Segment

        Net sales increased by 8%, while profit decreased by $12 million. The increase in net sales was due primarily to higher sales volume for corrugated containers and containerboard. Profits were unfavorably impacted by lower average sales prices for corrugated containers and higher reclaimed fiber cost in Europe. Cost of goods sold as a percent of net sales increased to 89% for 2002 compared to 86% for 2001 due primarily to the higher reclaimed fiber cost.

Other Operations

        Net sales increased 4% due primarily to two acquisitions, including a multiwall bag packaging facility and a flexible packaging facility. Multiwall bag shipments were higher by 7%, while average sales prices were comparable to last year. Profits improved by $8 million due primarily to the acquisitions.

Statistical Data

	Three months ended September 30,		Nine months ended September 30,
(In thousands of tons, except as noted)
	2002	2001	2002	2001
Mill production
Containerboard	1,526	1,460	4,352	4,287
Kraft paper	72	82	209	222
Market pulp	154	143	434	402
Solid bleached sulfate/bleached board	26	30	87	92
Coated boxboard	17	20	52	60
Corrugated containers sold (billion sq. ft.)	16.7	16.2	49.1	48.7
Multiwall bags sold (million bags)	303	287	874	820

RESTRUCTURING AND EXIT LIABILITIES

        We recorded restructuring charges of $6 million during 2002 related to the closure of two converting facilities. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. The cash portion of the restructuring charge consists of approximately $5 million, primarily severance cost, which will be paid in 2002. We had $4 million of cash disbursements related to this charge for the nine months ended September 30, 2002. These shutdowns resulted in approximately 100 employees being terminated.

        At December 31, 2001, we had $37 million of exit liabilities related primarily to the restructuring of operations in connection with the merger with Smurfit-Stone, the acquisition of St. Laurent Paperboard Inc. and our restructuring activities. During the nine months ended September 30, 2002, we incurred cash expenditures of $5 million for these exit liabilities. Through September 30, 2002, we have incurred approximately $211 million (88%) of the planned cash expenditures to close facilities, pay severance cost and pay other exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the nine month period ended September 30, 2002, net cash provided by operating activities of $169 million, proceeds from long-term debt of $1,700 million and proceeds from the sale of assets of $8 million were used to fund net debt payments of $1,750 million, expenditures for property, plant and equipment of $84 million, payment on acquisition, net of cash received of $12 million, debt repurchase premiums of $7 million and financing fees of $20 million.

        We expect internally generated cash flows and available borrowing capacity under our revolving credit facilities will be sufficient for the next two years to meet our obligations, including debt service, expenditures relating to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2002 and for 2003 are $4 million and $27 million, respectively, with varying amounts thereafter.

        We intend to hold capital expenditures for 2002 significantly below our anticipated annual depreciation level of $286 million. As of September 30, 2002, we had authorized commitments for capital expenditures of $85 million, including $33 million for environmental projects, $19 million to maintain competitiveness and $33 million for upgrades, modernization and expansion.

        In August 2002, we acquired two corrugated container facilities for $12 million. The acquisition was accounted for as a purchase business combination. The cost to acquire the facilities has been allocated to the acquired assets and assumed liabilities according to estimated fair values. The preliminary purchase price allocation has resulted in acquired goodwill of approximately $8 million to the Containerboard and Corrugated Containers segment. We funded the acquisition under our bank credit facilities.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of September 30, 2002, we and Smurfit-Stone Container Canada Inc. collectively had $384 million of unused borrowing capacity under our revolving credit facilities.

Financing Activities

        In April 2002, we redeemed our 12.58% Rating Adjustable Unsecured Senior Notes due August 1, 2016 aggregating $125 million and paid $7 million in call premiums and other expenses from borrowings under the revolving credit facility.

        In June 2002, we issued $400 million of 8.375% senior notes due 2012. The proceeds of this issuance, along with additional borrowings on the our revolving credit facility of $52 million, were used to redeem $443 million of our secured term loans (Tranche C, D and E) and to pay $9 million in fees and other expenses related to this transaction. The Tranche C, D and E term loans had a variable interest rate of LIBOR plus 3.5% (5.375% as of the redemption date) and were payable in various installments through October 1, 2003.

        In July 2002, we and Smurfit-Stone Container Canada Inc. amended, restated and replaced our existing credit agreements pursuant to which a group of financial institutions provided (i) $1,300 million in new term loan financing in the form of a $950 million Tranche B term loan to us maturing on June 30, 2009 and a $350 million Tranche C term loan to Smurfit-Stone Container Canada Inc. maturing on June 30, 2009, and (ii) a $560 million revolving credit facility for us and a $100 million revolving credit facility for Smurfit-Stone Container Canada Inc., each maturing on December 31, 2005. The credit facilities bear interest at rates selected at the option of Stone Container, equal to LIBOR plus 2.50% or ABR plus

1.50%, in the case of the term loan facilities, and LIBOR plus 3.00% or ABR plus 2.00%, in the case of the revolving credit facilities. The net proceeds of the Tranche B and C term loans, along with borrowings on our revolving credit facility of approximately $20 million, were used to refinance our $560 million Tranche F term loan (5.125% variable rate as of the redemption date) payable in various installments through October 31, 2005, and $402 million Tranche G term loan (5.375% variable rate as of the redemption date) due December 31, 2006, and Smurfit-Stone Container Canada Inc.'s $347 million Tranche H term loan (5.375% variable rate as of the redemption date) due December 31, 2006, and to pay $11 million in fees and other expenses related to these transactions. The new credit agreement also permits: (i) the distribution of Smurfit-Stone common stock by JS Group to its shareholders, which otherwise would have constituted a change of control and an event of default, (ii) us to make an offer to repurchase the 11.5% unsecured senior notes due August 15, 2006 at a price equal to 101% of the principal amount thereof (together with accrued, but unpaid interest thereon) provided that there shall be at least $400 million in aggregate unused revolving credit commitments at the time such offer is made and (iii) the merger of us and Jefferson Smurfit (U.S.) under certain circumstances.

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

        The credit agreements contain various covenants and restrictions including, among other things: (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The credit agreement also requires prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. We were required to pay $38 million in March 2002 related to our excess cash flows in 2001. The loan restrictions, together with our highly leveraged position, could restrict corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We believe the likelihood of our breaching the debt covenants in 2002 is remote absent any material adverse event affecting the U.S. economy as a whole. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders' actions. If our debt is placed in default, we would experience a material adverse impact on our financial condition.

Pension Obligation

        As discussed in our 2001 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $502 million as of December 31, 2001. For the nine months ended September 30, 2002, the actual loss on our pension plan assets of approximately $74 million was less than the expected return due to the poor performance of the equity markets. In addition, interest rates have declined, which may require us to decrease the discount rate assumption at the end of 2002. A decrease in the rate by 0.25% would increase our pension obligations by approximately $25 million. We expect the under funded status of our plans will increase and we will be required to record an additional minimum pension liability adjustment to stockholder's equity at December 31, 2002.

CRITICAL ACCOUNTING POLICIES

        Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments were listed in our Annual Report on Form 10-K for the year ended December 31, 2001.

        As a result of excess capacity in Smurfit-Stone's containerboard system and its policy of producing to meet demand, Smurfit-Stone temporarily shutdown four of its paper machines in 2001. Two of these machines, located at Missoula, Montana and Hodge, Louisiana, are owned by Stone Container and are included in our Containerboard and Corrugated Containers segment. The Hodge machine was subsequently restarted. The Missoula No.1 paper machine remained closed during the first 10 months of 2002.

        In light of the acquisition of a containerboard mill located in Stevenson, Alabama in September 2002 by another affiliate of Smurfit-Stone, Smurfit-Stone performed an evaluation of its overall containerboard requirements. As a result, we announced the permanent closure of the Missoula No.1 paper machine in November 2002. We will record an impairment charge of approximately $10 million related to the closure of this paper machine in the fourth quarter of 2002.

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

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including interest rate risk, commodity price risk and foreign currency risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Stone Container from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at September 30, 2002.

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of September 30, 2002, we had futures contracts to hedge approximately 6% of our expected natural gas requirements for the month of October 2002 and approximately 11% of our requirements for January through December 2003. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The change in energy cost discussed in Part 1, Item 2 above includes the impact of the natural gas futures contracts. See Note 7 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposures are the Canadian dollar and the euro. The functional currency for the majority of our foreign operations is the applicable local currency except for the operations in Canada, which is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. As of September 30, 2002, we had Canadian dollar forward purchase contracts to hedge generally 50% to 75% of our Canadian dollar requirements for the months of October 2002 through September 2003.

        The exchange rate for the Canadian dollar and the euro as of September 30, 2002 compared to December 31, 2001 strengthened against the U.S. dollar by 0.4% and 9.7%, respectively. We recognized a foreign currency transaction loss of $4 million for the nine months ended September 30, 2002 compared to a gain of $2 million for the same period last year due primarily to the strengthening of the Canadian dollar.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this report, have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to Stone Container would be made known to them by others within the company.

Changes in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect Stone Container's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in Stone Container's internal controls. As a result, no corrective actions were required or undertaken.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that we reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings in the Third Circuit Court of Appeals has been denied. We are vigorously defending these cases.

ITEM 2.    CHANGES IN SECURITIES

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)
The following exhibits are included in this Form 10-Q:
10.1	First Amendment of Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.2 to Smurfit-Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.2
Restricted Stock Unit Agreement dated as of January 4, 2002 by and between Smurfit-Stone Container Corporation and Patrick J. Moore (incorporated by reference to Exhibit 10.3 to Smurfit-Stone's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
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

STONE CONTAINER CORPORATION (Registrant)
Date: November 8, 2002	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

Certifications

I, Patrick J. Moore, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Stone Container Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ PATRICK J. MOORE Patrick J. Moore President and Chief Executive Officer

I, Charles A. Hinrichs, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Stone Container Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signatures
Certifications