Form 10-K
period 2002-12-31
STONE CONTAINER CORP
filed 2003-03-10
CIK 94610

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-3439

STONE CONTAINER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	36-2041256 (I.R.S. Employer Identification No.)
150 North Michigan Avenue Chicago, Illinois (Address of principal executive offices)	60601 (Zip code)

Registrant's Telephone Number: (312) 346-6600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of February 28, 2003, none of the registrant's voting stock was held by non-affiliates.

        The number of shares outstanding of the registrant's common stock as of February 28, 2003: 1,000

DOCUMENTS INCORPORATED BY REFERENCE: None

        The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted thereby.

STONE CONTAINER CORPORATION
ANNUAL REPORT ON FORM 10-K
December 31, 2002

FORWARD-LOOKING STATEMENTS

        Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business-Environmental Compliance," under Part I, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to Stone Container Corporation or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

  •
  the impact of general economic conditions in North America and in other locations where we currently do business;

  •
  general industry conditions, including competition and product and raw material prices;

  •
  fluctuations in interest rates, exchange rates and currency values;

  •
  unanticipated capital expenditure requirements;

  •
  legislative or regulatory requirements, particularly concerning environmental matters;

  •
  access to capital markets;

  •
  fluctuations in energy prices; and

  •
  obtaining required consents or waivers of creditors in the event we are unable to satisfy covenants in our debt instruments.

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

PART I

ITEM 1.    BUSINESS

        Unless the context otherwise requires, "we," "us," "our" or "Stone Container" refers to the business of Stone Container Corporation and its subsidiaries.

GENERAL

        Stone Container Corporation, a Delaware corporation, is an integrated producer of containerboard, corrugated containers, multiwall bags and other packaging products. Excluding the discontinued European operations discussed below, our operations are primarily in North America. For the year ended December 31, 2002, our net sales were $4,970 million and net income was $2 million.

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

PRODUCTS

        We report our results of operations in three industry segments, two of which are reportable, 1) Containerboard and Corrugated Containers and 2) Consumer Packaging. On January 1, 2002, we combined the former Specialty Packaging segment with the Consumer Packaging segment. These segments were previously not reportable. The information for 2001 and 2000 has been restated in order to conform to the 2002 presentation. Our European operations, which are held for sale, have been classified as discontinued and are excluded from the segment results for all periods presented. The European operations were previously included in the International segment. For financial information relating to our segments, see the information set forth in Note 21 of the Notes to Consolidated Financial Statements.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

        The Containerboard and Corrugated Containers segment includes 17 paper mills (11 located in the United States and six in Canada) and 92 container plants (88 located in the United States, one in Canada and three in Mexico). In addition, we own approximately 1.1 million acres of timberland and operate wood harvesting facilities in Canada. The primary products of our Containerboard and Corrugated Containers segment include:

  •
  corrugated containers;

  •
  containerboard;

  •
  kraft paper; and

  •
  market pulp.

        We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumer goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck® recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts.

        Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. We produced 3,044,000 tons of unbleached kraft linerboard, 687,000 tons of white top linerboard and 1,625,000 tons of medium in 2002. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations or by JSCE's corrugated container operations. In 2002, our corrugated container plants consumed 3,577,000 tons of containerboard, representing an integration level of approximately 61%.

        Our paper mills also produce solid bleached sulfate, kraft paper, market pulp and other specialty products. Kraft paper is used in numerous products, including consumer and industrial bags, grocery and shopping bags, counter rolls, handle stock and refuse bags. A significant portion of our kraft paper is consumed by our consumer packaging operations. In addition, we produce bleached northern and southern hardwood pulp, which is sold to manufacturers of paper products, including photographic and other specialty papers, as well as the printing and writing sectors.

        Production for our paper mills and sales volume for our corrugated container facilities for the last three years were:

	2002	2001	2000
Tons produced (in thousands)
Containerboard	5,356	5,306	5,072
Kraft paper	283	287	290
Market pulp	567	545	550
Solid bleached sulfate	117	119	68
Corrugated containers sold (in billion sq. ft.)	52.1	52.0	52.0

        Corrugated container sales volumes shown above include our 50% share of the operations of Smurfit-MBI, a Canadian producer of corrugated containers, and other affiliates reported on an equity ownership basis.

        In December 2002, we reached agreements with an affiliate of Jefferson Smurfit Group (JS Group), formerly Smurfit-Stone's largest stockholder, to acquire JS Group's 50% ownership interest in Smurfit-MBI. The agreements were finalized in February 2003. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—General."

CONSUMER PACKAGING SEGMENT

        The Consumer Packaging segment includes 15 plants located in the United States and two in Canada. The primary products of our Consumer Packaging segment include:

  •
  multiwall bags;

  •
  consumer bags; and

  •
  laminated products.

        Multiwall bags are designed to safely and effectively ship a wide range of industrial and commercial products, including fertilizers, chemicals, pharmaceuticals, building products, concrete, food, feed, seed and salt. Bags can be customized with easy-open features, handles and resealable closures, with a variety of liners, coatings and other treatments. We have developed and patented many innovative styles, including Cap-Sac®, PeelPak®, Soni-Loc®, Peel-N-Pour™, SquareStack™ and SquareSak™. We also manufacture small consumer bags for food and other products sold at retail outlets, including pet food and litter, cookies, flour, baking mixes and microwave popcorn. In 2002, our consumer packaging operations consumed approximately 60% of the kraft paper produced by our kraft paper mills. Multiwall bag shipments (in millions) for 2002, 2001 and 2000 were 1,162, 1,108 and 1,054, respectively.

NON-REPORTABLE SEGMENT

International Segment

        We operate one corrugated container plant in Indonesia and have a 50% ownership interest in three corrugated container plants and one sheet plant in China.

RAW MATERIALS

        Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our paper products. We satisfy the majority of our need for wood fiber through purchases on the open market or under supply agreements. We satisfy essentially all of our need for reclaimed fiber through Smurfit-Stone's reclamation operations and nationwide brokerage system.

        Wood fiber and reclaimed fiber are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Conservation regulations have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which we procure wood fiber. Fluctuations in supply and demand for reclaimed fiber have occasionally caused tight supplies of reclaimed fiber. At those times, we have experienced an increase in the cost of such fiber.

MARKETING

        Our marketing strategy is to sell a broad range of paper-based packaging products to marketers of industrial and consumer products. In managing the marketing activities of our paperboard mills, we seek to meet the quality and service needs of the customers of our converting plants at the most efficient cost, while balancing those needs against the demands of our open market customers. Our converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high-volume commodity products. Our board sales group is responsible for marketing and selling pulp, paper and paperboard products to third parties worldwide.

        We seek to serve a broad customer base for each of our industry segments. As a result we serve thousands of accounts from our plants. Each plant has its own sales force and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. We complement our local plants' marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant due to production capacity, logistics and equipment requirements.

        Our business is not dependent upon a single customer or upon a small number of major customers. We do not believe the loss of any one customer would have a material adverse effect on our business.

COMPETITION

        The markets in which we sell our principal products are highly competitive and comprised of many participants. Although no single company is dominant, we do face significant competitors in each of our businesses. Our competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which we compete have historically been sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. While we compete primarily on the basis of price in many of our product lines, other competitive factors include design, quality and service, with varying emphasis depending on product line.

BACKLOG

        Demand for our major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are not a significant factor in the industry. We do not have a significant backlog of orders as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT

        Our research and development center, located in Carol Stream, Illinois, uses advanced technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services.

        We actively pursue applications for patents on new inventions and designs and attempt to protect our patents against infringement. Nevertheless, we believe our success and growth are more dependent on the quality of our products and our relationships with customers than on the extent of our patent protection. We hold or are licensed to use certain patents, licenses, trademarks and trade names on products, but do not consider the successful continuation of any material aspect of our business to be dependent upon such intellectual property.

EMPLOYEES

        We had approximately 24,700 employees at December 31, 2002, of which approximately 18,100 were employees of U.S. operations. Our European operations, which are held for sale, employ 3,200 people. Approximately 11,500 (64%) of our U.S. employees are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

  •
  La Tuque, Quebec, Canada—August 2004

  •
  Jacksonville, Florida—June 2006

  •
  Hodge, Louisiana—June 2006

  •
  Missoula, Montana—June 2007

  •
  Hopewell, Virginia—July 2007

  •
  Panama City, Florida—March 2008

  •
  West Point, Virginia—September 2008

  •
  Florence, South Carolina—August 2009

        We believe our employee relations are generally good. We are currently in the process of bargaining with unions representing production employees at a number of our operations. There were no significant or material work stoppages during 2002. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

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

        In particular, the United States Environmental Protection Agency (EPA) has finalized significant portions of its comprehensive rule governing air emissions (Maximum Achievable Control Technology-MACT) and water discharges (Effluent Limitation Guidelines) from the pulp, paper and paperboard industry, known as the "Cluster Rule." Phase I of MACT I and the Effluent Limitation Guidelines of the Cluster Rule required us to convert our bleached market pulp mill at Panama City, Florida to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects have been completed at a cost of approximately $155 million. Phase II of MACT I of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. MACT II of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2004. We have spent approximately $11 million (of which approximately $10 million was spent in 2002) for capital projects related to MACT II of the Cluster Rule. We continue to study possible means of compliance with phase II of MACT I and MACT II of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of phase II of MACT I and MACT II of the Cluster Rule is likely to be in the range of $75 million to $80 million and that such cost will be incurred over the next four years.

        In recent years, the EPA has undertaken significant air quality initiatives associated with nitrogen oxide emissions, regional haze and national ambient air quality standards. Several of our mills are located in states affected by these EPA initiatives. The EPA is also currently proposing to limit particulate emissions from industrial boilers in a new Boiler MACT regulation. Several of our mills will be subject to the Boiler MACT regulation when it is finalized. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost projections to our expenditure forecast.

        In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $9 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule, it is our opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position. However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results.

AVAILABLE INFORMATION

        Smurfit-Stone's Internet address is www.smurfit-stone.com. Smurfit Stone's Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on Smurfit-Stone's website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (SEC) and we make available free of charge most of our SEC filings through Smurfit-Stone's Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may access these SEC filings via the hyperlink provided on Smurfit-Stone's Internet website to a third-party SEC filings website.

ITEM 2.    PROPERTIES

        Our manufacturing facilities, excluding the European operations which are accounted for as discontinued operations, are located primarily in North America. We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for our use. Our manufacturing facilities, excluding the European operations, as of December 31, 2002 are summarized below:

	Number of Facilities
				State Locations(a)
	Total	Owned	Leased
United States
Containerboard and Corrugated Containers Segment:
Paper mills	11	11		9
Corrugated container plants	88	52	36	32
Consumer Packaging Segment:
Consumer packaging plants	15	7	8	13

Subtotal	114	70	44	36
Canada and Other North America
Containerboard and Corrugated Containers Segment:
Paper mills	6	6		N/A
Corrugated container plants	4	4		N/A
Consumer Packaging Segment:
Consumer packaging plants	2	2		N/A

Subtotal	12	12		N/A
International
Corrugated container plant	1	1		N/A

Total	127	83	44

(a)
Reflects the number of states in which we have at least one manufacturing facility.

        The paper mills represent approximately 82% of our investment in property, plant and equipment. In addition to manufacturing facilities, we own approximately 1.1 million acres of timberland and operate wood harvesting facilities in Canada. The approximate annual tons of productive capacity of our paper mills at December 31, 2002 were:

Annual Capacity (in thousands)
United States
Containerboard	4,715
Kraft paper	289
Market pulp	352

Subtotal	5,356
Canada
Containerboard	1,131
Market pulp	244
Solid bleached sulfate	114

Subtotal	1,489

Total	6,845

        Substantially all of our North American operating facilities have been pledged as collateral under our various credit agreements. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financing Activities."

ITEM 3.    LEGAL PROCEEDINGS

LITIGATION

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that we reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings in the Third Circuit Court of Appeals has been denied. We continue to vigorously defend these cases.

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

ENVIRONMENTAL MATTERS

        In September 1997, we received a Notice of Violation and a Compliance Order from the United States EPA alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, we responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, we received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that we "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. We responded to this notice and indicated the EPA's allegations were without merit. We entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least May 2, 2003. The tolling agreement does not restrict the EPA from bringing suit against us.

        In April 1999, the EPA and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a Notice of Violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which St. Laurent acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and the parties appointed a third-party arbitrator to resolve the issues relating to the indemnification claim. The arbitrator has established a binding cost-sharing formula between the parties as to the cost of any capital expenditures that might be required to resolve the Notices of Violation, as well as any fines and penalties imposed in connection therewith. St. Laurent and Chesapeake are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy the Notices of Violation, and based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe our share of the costs to resolve this matter will not be material and will not exceed established reserves. We entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least May 2, 2003. The tolling agreement does not restrict the EPA from bringing suit against St. Laurent. St. Laurent and Chesapeake are continuing to participate in settlement discussions with the EPA.

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

        Based on current information, we believe the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property, will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2002, we had approximately $25 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        We are a wholly-owned subsidiary of Smurfit-Stone. Therefore, all of our outstanding common stock is owned by Smurfit-Stone. As a result, there is no established public market for our common stock.

DIVIDENDS ON COMMON STOCK

        We have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends in the future is restricted by certain restrictive provisions contained in our credit agreement, senior note indentures and restated certificate of incorporation. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

ITEM 6.    SELECTED FINANCIAL DATA (h)

						Predecessor Period from January 1 to November 18, 1998(b)
	Year Ended December 31,				Period from November 19 to December 31, 1998(b)
(In millions, except per share and statistical data)
	2002	2001	2000(a)	1999
Summary of Operations
Net sales	$4,970	$5,189	$5,179	$3,963	$418	$3,926
Income (loss) from operations (c)	284	347	559	204	(15)	(137)
Income (loss) from continuing operations before extraordinary item	31	(6)	99	(89)	(36)	(760)
Discontinued operations, net of income tax provision (d)	(21)	20	16	14		11
Net income (loss) available to common stockholders	2	10	108	(85)	(37)	(756)
Basic earnings per share of common stock (e)
Loss from continuing operations before extraordinary item						(7.54)
Net loss						(7.43)
Weighted average shares outstanding						102
Diluted earnings per share of common stock (e)
Loss from continuing operations before extraordinary item						(7.54)
Net loss						(7.43)
Weighted average shares outstanding						102
Other Financial Data
Net income (loss) available to common stockholders, adjusted to exclude goodwill amortization (f)	$2	$94	$190	$(14)	$(29)	$(746)
Net cash provided by (used for):
Operating activities	264	413	562	72	12	(16)
Investing activities	(104)	(117)	(808)	683	(22)	35
Financing activities	(166)	(306)	262	(883)	(111)	128
Depreciation and amortization (f)	278	354	313	296	34	239
Capital investments and acquisitions	130	146	878	87	22	219
Working capital, net	525	479	369	32	488
Property, plant, equipment and timberlands, net	3,706	3,943	4,406	3,110	4,012
Total assets	8,467	8,638	9,051	7,565	8,793
Long-term debt	3,389	3,516	3,813	3,157	4,063
Redeemable preferred stock				78	78
Stockholders' equity	2,881	2,957	3,003	2,506	2,590
Statistical Data (tons in thousands)
Containerboard production (tons) (g)	5,356	5,306	5,072	4,381	501	3,931
Kraft paper production (tons)	283	287	290	437	63	394
Market pulp production (tons)	567	545	550	572	71	568
Solid bleached sulfate production (tons)	117	119	68
Corrugated containers sold (billion sq. ft.) (g)	52.7	52.6	52.5	51.3	5.4	45.7
Multiwall bags sold (million bags)	1,162	1,108	1,054	1,075	121	929
Number of employees	24,700	24,700	25,600	21,900	23,000

Notes to Selected Financial Data

(a)
Results for 2000 include St. Laurent's operations after May 31, 2000, the date of acquisition.

(b)
On November 18, 1998, we completed a merger with a wholly-owned subsidiary of Smurfit-Stone. The merger was accounted for as a purchase business combination. Accordingly, purchase accounting adjustments, including goodwill, have been pushed down and are reflected in our financial statements subsequent to November 18, 1998. The financial statements for the period before November 18, 1998 were prepared using the historical basis of accounting and are designated as "Predecessor." The comparability of operating results for the Predecessor period and the periods subsequent to November 18, 1998 are affected by the purchase accounting adjustments.

(c)
In 2002, 2001 and 2000, we recorded restructuring charges of $20 million, $6 million, and $53 million, respectively.

(d)
Includes income from discontinued operations (net of income taxes) and gain or loss on disposition of discontinued operations (net of income taxes).

(e)
Subsequent to the 1998 merger with Smurfit-Stone, earnings per share information is no longer presented because we are a wholly-owned subsidiary of Smurfit-Stone.

(f)
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Depreciation, depletion and amortization includes goodwill amortization of $84 million in 2001, $82 million in 2000, $71 million in 1999, $8 million for the period from November 19, 1998 to December 31, 1998 and $10 million for the period from January 1, 1998 to November 18, 1998.

(g)
Excludes discontinued operations.

(h)
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

        Containerboard market conditions were generally strong in the first half of 2000. Linerboard prices increased to $480 per ton during the first quarter and held through the end of the year. Domestic economic growth began to slow in the second half of 2000, however, and market conditions began to deteriorate. In addition, the sustained strength of the U.S. dollar made products manufactured in the U.S. less competitive in global markets. Industry shipments of corrugated containers for 2000 declined 1% compared to 1999 and declined an additional 6% in 2001, the worst performance since 1975. The slowdown in the U.S. economy, in addition to weak export markets, exerted downward pressure on containerboard demand. In order to maintain a balance between supply and demand, certain companies in the containerboard industry took extensive market related downtime in 2000 and 2001. The sluggish corrugated demand in 2001 and the excess supply of containerboard resulted in an 11% decline in linerboard pricing to $425 per ton as of December 31, 2001. Linerboard prices decreased an additional $5 per ton in the first quarter of 2002. Corrugated container prices also declined during this period. Certain companies in the containerboard industry continued to take market related downtime in 2002. Markets gradually improved in 2002, and a linerboard price increase was implemented effective July 1, 2002. Corresponding price increases were implemented for corrugated containers in the third and fourth quarters of 2002. As of December 31, 2002, linerboard prices were approximately $440 per ton, but have decreased $10 per ton in the first quarter of 2003. Industry shipments of corrugated containers in 2002 were flat compared to 2001. We do not expect a recovery in demand for corrugated containers until the U.S. economy strengthens.

        Market pulp is also subject to cyclical changes in the economy and changes in industry capacity. Market conditions were strong in the first half of 2000. Prices rose during this period, reaching $680 per metric ton by the end of 2000. Demand for market pulp weakened in the second half of 2000 and certain pulp producers began taking market related downtime to reduce inventories. Market conditions were very weak in 2001 and prices declined rapidly. By the end of 2001, market pulp prices had declined to $430 per metric ton. Prices dropped an additional $30 per metric ton in the first quarter of 2002. Pulp producers continued to take market related downtime after a modest increase in demand during the summer months of 2002. Prices moved gradually higher during the year, reaching $450 per metric ton by year-end. Markets are continuing to improve and we announced price increases totaling $60 per metric ton effective in the first quarter of 2003.

        Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our products. Fluctuations in supply and demand have occasionally caused tight supplies of fiber and, at those times, we have experienced a temporary increase in the cost of such fiber. Demand for reclaimed fiber, which was generally strong in 1999 and early 2000, has weakened in recent years as certain domestic companies in the containerboard industry have taken extensive market related downtime. Prices declined in 2000 and continued to be depressed throughout 2001 as more paper mills took downtime to manage their inventories. The average price of old corrugated containers, commonly known as OCC, the principal grade used in recycled containerboard mills, was lower in 2001 compared to 2000 by approximately 40%. Higher demand and tight supplies in the second and third quarters of 2002 caused OCC prices to temporarily escalate. Although prices subsequently dropped, the high prices in the second and third quarters caused the average price of OCC to be higher than 2001 by 55%. Wood fiber prices, in areas where we procure wood, increased 1% in 2001 compared to 2000, but declined in 2002 by 6% compared to 2001. Recent wet weather in the southeast United States has resulted in lower availability and higher prices for wood fiber in the first quarter of 2003.

RESULTS OF OPERATIONS

Segment Data

	2002		2001		2000
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$4,331	$346	$4,577	$458	$4,590	$738
Consumer packaging	632	46	605	34	561	31
Other operations	7	1	7	1	28	3

Total operations	$4,970	393	$5,189	493	$5,179	772

Restructuring charges		(20)		(6)		(53)
Gain (loss) on sale of assets		(11)		9		(2)
Goodwill amortization				(82)		(80)
Interest expense, net		(261)		(330)		(371)
Corporate expenses and other		(61)		(48)		(58)

Income from continuing operations before income taxes and extraordinary item		$40		$36		$208

        Corporate expenses and other include corporate expenses, intracompany profit elimination and LIFO expense, corporate charges to segments for working capital interest and other expenses not allocated to segments. The effects of lower intracompany profit elimination and LIFO expense favorably impacted corporate expenses and other in 2001 and 2000.

        Amortization of goodwill ceased on January 1, 2002, when we adopted SFAS No. 142, "Goodwill and Other Intangible Assets."

2002 COMPARED TO 2001

        Consolidated net sales of $4,970 million in 2002 decreased by 4% compared to 2001 due primarily to lower average sales prices for containerboard and corrugated containers and higher shipments of containerboard and corrugated containers. The net sales decrease was partially offset by acquisitions, primarily in the Consumer Packaging segment and higher shipments of containerboard and corrugated containers. The increase or decrease in net sales for each of our segments is summarized in the chart below.

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(236)	$(6)	$	$(242)
Sales volume	59	(16)		43
Acquisitions	5	55		60
Closed or sold facilities	(74)	(6)		(80)

Total	$(246)	$27	$	$(219)

        Cost of goods sold decreased compared to 2001 due to the elimination of goodwill amortization ($82 million), lower energy cost ($30 million) and the impact from closures ($68 million). Higher reclaimed fiber cost ($53 million) partially offset the costs decreases. Cost of goods sold as a percent of net sales was 84.6% for 2002 compared to 84.3% for 2001 due primarily to the lower average sales prices.

        Selling and administrative expenses for 2002 were lower than last year due to reduced compensation expense and insurance proceeds received in 2002. Selling and administrative expenses as a percent of net sales was 9% in 2002, comparable to last year.

        During 2002, we recorded restructuring charges of $20 million related to the permanent shutdown of the No. 1 containerboard machine at our Missoula, Montana paper mill, which had the capacity to produce approximately 180,000 tons of linerboard per year, and the closure of two converting facilities.

        Interest expense, net decreased $69 million due to the favorable impacts of lower interest rates ($47 million) partially resulting from refinancing activities in 2002 and 2001and from lower average borrowings ($27 million), which were partially offset by a $5 million reduction in interest income. Our overall average effective interest rate in 2002 was lower than 2001 by approximately 135 basis points.

        Income from continuing operations before income taxes and extraordinary item was $40 million, an increase of $4 million compared to 2001. Lower segment earnings were offset by lower interest expense and the elimination of goodwill amortization. The decline in segment earnings was due primarily to the lower average sales prices. Net income was $2 million in 2002 compared to $10 million in 2001.

        The effective income tax rate for 2002 decreased compared to last year due primarily to discontinuing non-deductible goodwill amortization upon the adoption of SFAS No. 142. The effective tax rate for 2002 differed from the federal statutory tax rate due to the effect of permanent differences. For information concerning income taxes, see Liquidity and Capital Resources and Note 11 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 5% due primarily to lower average sales prices for containerboard and corrugated containers. Corrugated container sales prices and linerboard sales prices were lower by 4%. The average sales price for market pulp was comparable to last year.

        Production of containerboard increased by 1%. We continued to take market related downtime (approximately 510,000 tons) in 2002 in order to maintain a lower level of inventory. Shipments of corrugated containers were comparable to 2001. Our production of market pulp increased by 4%, SBS production decreased 2% and kraft paper production decreased by 1% compared to last year.

        Profits decreased by $112 million due primarily to the lower average sales prices. Reclaimed fiber cost was higher than last year by approximately $53 million. Profits were favorably impacted by the lower energy cost. Cost of goods sold as a percent of net sales was 84% for 2002 compared to 83% for 2001 due primarily to the lower average sales prices.

Consumer Packaging Segment

        Net sales for 2002 increased by 4% compared to last year due to the acquisition of a multiwall bag plant and a flexible packaging plant in the second half of 2001. Net sales were unfavorably impacted by lower sales volume for consumer bags. Multiwall bag shipments were higher by 5% due to the multiwall acquisition. Sales prices of flexible and specialty packaging products were lower than last year by approximately 1%, and sales prices for multiwall bags were 1% lower.

        Profits improved by $12 million due primarily to the acquisitions and lower kraft paper cost.

Discontinued Operations

        In December 2002, we reached agreements with an affiliate of JS Group to sell our European packaging operations to JS Group. See Liquidity and Capital Resources—General. In anticipation of the sale, we reclassified these operations as discontinued and recorded a loss of $40 million, arising from a provision for taxes on the disposition. We finalized the agreements in February 2003 and the transactions are expected to close in the first quarter of 2003. Our European operations include three paper mills (located in Hoya and Viersen, Germany and Cordoba, Spain), 20 corrugated container plants (11 located in Germany, three in Spain, four in Belgium, one in the Netherlands and one in France) and five reclamation plants located in Germany. In 2002, the European operations produced approximately 500,000 short tons of containerboard and boxboard. Net sales and operating profits were approximately $632 million and $31 million, respectively, in 2002.

2001 COMPARED TO 2000

        Consolidated net sales of $5,189 million increased marginally compared to 2000 due to the inclusion of results for St. Laurent Paperboard, Inc. for a full year. The effect of including St. Laurent's operations for the full year and the acquisition of a multiwall bag facility added $444 million to our net sales compared to 2000. St. Laurent's results of operations have been included in our consolidated results since May 31, 2000, the date of the acquisition. Poor market conditions for our major products led to lower sales prices for containerboard, corrugated containers and market pulp, and reduced shipments of corrugated containers. In addition, we closed four and sold three operating facilities. The increase (decrease) in net sales for each of our segments is summarized in the chart below.

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(288)	$8	$(1)	$(281)
Sales volume	(29)	(11)	1	(39)
Acquisitions	387	57		444
Closed or sold facilities	(83)	(10)	(21)	(114)

Total	$(13)	$44	$(21)	$10

        Cost of goods sold increased due to the inclusion of St. Laurent's cost for a full year and higher energy cost of $26 million. Cost of goods sold was favorably impacted by lower reclaimed fiber cost of $69 million. Cost of goods sold as a percent of net sales increased to 84% in 2001 from 80% in 2000 due primarily to the lower average sales prices.

        Selling and administrative expenses for 2001 increased due primarily to the St. Laurent acquisition. Selling and administrative expenses as a percent of net sales increased to 9% in 2001 from 8% in 2000 due primarily to the lower average sales prices.

        Gain on sale of assets in the Consolidated Statements of Operations increased in 2001 due primarily to a gain of $7 million related to the sale of a sawmill operation.

        During 2001, we recorded a restructuring charge of $6 million related to the permanent shutdown of two converting facilities and two wood products operations.

        Interest expense, net decreased $41 million due to the favorable impact of $48 million from lower interest rates, which was partially offset by the unfavorable impact of $7 million on higher average borrowings. Our overall average effective interest rate in 2001 was lower than 2000 by approximately 130 basis points.

        Income from continuing operations before income tax and extraordinary item was $36 million, a decrease of $172 million compared to 2000. The decrease was due primarily to the decline in segment earnings, particularly in the Containerboard and Corrugated Containers segment. Interest expense and restructuring charges were lower compared to 2000, partially offsetting the declines in segment earnings. Net income in 2001 was $10 million as compared to $108 million in 2000.

        The effective income tax rate for 2001 differed from the federal statutory tax rate due to several factors, the most significant of which was the effect of permanent differences from applying purchase accounting. For information concerning income taxes, see Liquidity and Capital Resources and Note 11 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

        Net sales for 2001 decreased slightly due to lower average sales prices for containerboard, corrugated containers and market pulp and lower sales volume for corrugated containers. Net sales were favorably impacted by the St. Laurent acquisition. The weak market conditions during 2001 resulted in excessive supplies of containerboard and prices declined. We took market related downtime in order to maintain a lower level of inventory. On average, corrugated container prices decreased by 3%, linerboard prices were lower by 5% and kraft paper prices decreased 2%. The lower demand for market pulp in the second half of 2000 and throughout 2001 had a significant effect on pricing. The average price for market pulp dropped $250 per metric ton from January to December 2001, reducing our average price for the year by 34% compared to 2000.

        Production of containerboard increased 5% due to the St. Laurent acquisition. We took approximately 776,000 tons of containerboard market related downtime in 2001 compared to 533,000 tons in 2000. Shipments of corrugated containers were comparable to 2000. Production of kraft paper declined by 1% and our production of market pulp declined by 1% compared to 2000.

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

Consumer Packaging Segment

        Net sales increased 8% compared to 2000 due primarily to the consumer packaging operations acquired as part of the St. Laurent acquisition and the acquisition of a multiwall bag packaging facility. Net sales were also favorably impacted by higher average prices of multiwall bags. Profits improved by $3 million due primarily to the higher sales prices and lower operating cost.

International Segment

        Net sales for 2001 were $7 million and profits were $1 million. The change in nets sales and profits compared to 2000 was due primarily to an operation sold.

RESTRUCTURINGS AND EXIT LIABILITIES

        We have from time to time restructured certain operations and closed operating facilities based upon assessments of supply and demand, productive capacity within a market area, operating cost and other economic considerations. In addition, certain of our recent acquisitions have included operations that overlap existing operations. In the first quarter of 2003, we will record a restructuring charge of approximately $3 million for the closure of a converting facility. Additional plant closures may occur in the future.

        During 2002, we recorded restructuring charges totaling $20 million related to the permanent shutdown of the No. 1 paper machine at our Missoula, Montana paper mill and the closure of two converting facilities. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $15 million non-cash charge. Approximately 100 employees were terminated. Severance and facility closure costs related to these closed operations were incurred and paid in 2002.

        As explained in our 2001 Annual Report on Form 10-K, we had $37 million of exit liabilities as of December 31, 2001 related primarily to the restructuring of operations in connection with the merger with

Smurfit-Stone, the acquisition of St. Laurent and our restructuring activities. During 2002, we incurred cash expenditures of $11 million for these exit liabilities and reduced equipment removal commitments associated with a containerboard mill by $4 million. The exit liabilities remaining as of December 31, 2002, total $27 million. Future cash outlays, principally for long-term commitments, are expected to be $6 million in 2003, $6 million in 2004 and $15 million thereafter. We intend to continue funding the remaining exit liabilities through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        In 2002, net cash provided by operating activities of $264 million, additional cash provided from new borrowings, which, net of financing fees, call premiums and other refinancing costs totaled $1,673 million and proceeds from asset sales of $26 million were used to fund $1,839 million of debt repayments and $130 million of expenditures for property, plant and equipment and acquisitions.

        In February 2003, we finalized agreements with an affiliate of JS Group to exchange, in two separate transactions, our European packaging operations and receive JS Group's 50% ownership in Smurfit-MBI, a Canadian packaging business, and a payment from JS Group of approximately $190 million. We currently owns 50% of Smurfit-MBI. Upon completion of the transactions, we will own 100% of Smurfit-MBI and will end our manufacturing presence in Europe. The transactions are expected to close in the first quarter of 2003. The net impact of the transactions on our future results of operations and liquidity are not expected to be material. Proceeds from the transactions will be used to reduce borrowings outstanding under our credit facility.

        We expect internally generated cash flows, available borrowing capacity under our credit agreement and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, pension funding, expenditures relating to environmental compliance and other capital expenditures. Scheduled debt payments for 2003 and 2004 are $35 million and $31 million, respectively, with increasing amounts thereafter.

        We intend to hold capital expenditures for 2003 significantly below our anticipated annual depreciation level of $282 million. As of December 31, 2002, we had authorized commitments for capital expenditures of $103 million, including $35 million for environmental projects, $16 million to maintain competitiveness and $52 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of December 31, 2002, we had $461 million of unused borrowing capacity under our credit agreement.

Financing Activities

        In April 2002, we redeemed our 12.58% rating adjustable unsecured senior notes due 2016 aggregating $125 million and paid $7 million in call premiums and other expenses from borrowings under the revolving credit facility.

        In June 2002, we issued $400 million of 8.375% senior notes due 2012. The proceeds of this issuance, along with additional borrowings on the our revolving credit facility of $52 million, were used to redeem $443 million of our secured Tranche C, D and E term loans under our credit agreement and to pay $9 million in fees and other expenses related to this transaction. The Tranche C, D and E term loans had a variable interest rate of LIBOR plus 3.5% (5.375% as of the redemption date) and were payable in various installments through October 1, 2003.

        In July 2002, we and Smurfit-Stone Container Canada Inc. amended, restated and replaced our existing credit agreements pursuant to which a group of financial institutions provided (i) $1,300 million in new term loan financing in the form of a $950 million Tranche B term loan to us maturing on June 30, 2009 and a $350 million Tranche C term loan to Smurfit-Stone Container Canada Inc. maturing on June 30,

2009, and (ii) a $560 million revolving credit facility for us and a $100 million revolving credit facility for Smurfit-Stone Container Canada Inc., each maturing on December 31, 2005. The interest rates at the time of the transaction were equal to LIBOR plus 2.50% in the case of the term loan facilities, and LIBOR plus 3.00% or ABR plus 2.00%, in the case of the revolving credit facilities. The net proceeds of the Tranche B and C term loans, along with borrowings on our revolving credit facility of approximately $20 million, were used to refinance our $560 million Tranche F term loan (5.125% variable rate as of the redemption date) payable in various installments through October 31, 2005, our $402 million Tranche G term loan (5.375% variable rate as of the redemption date) due December 31, 2006, Smurfit-Stone Container Canada Inc.'s $347 million Tranche H term loan (5.375% variable rate as of the redemption date) due December 31, 2006, and to pay $11 million in fees and other expenses related to these transactions. The new credit agreement also permitted the distribution of Smurfit-Stone common stock by JS Group to its stockholders, which otherwise would have constituted a change of control event of default and allowed us to make an offer to repurchase the 11.5% unsecured senior notes due 2006 issued by our subsidiary, Stone Container Finance Company of Canada, at a price equal to 101% of the principal amount thereof (together with accrued, but unpaid interest thereon) provided certain conditions were satisfied. Our new credit agreement also permits the merger of us and Jefferson Smurfit (U.S.) under certain circumstances.

        In December 2002, Stone Container Finance Company of Canada commenced an offer to purchase its 11.5% senior notes due 2006, aggregating $200 million principal amount. The sole purpose of this offer was to fulfill Stone Container Finance Company of Canada's obligation under the indenture governing the 11.5% senior notes, which required it to make such an offer due to the Smurfit-Stone merger on November 18, 1998, which constituted a change in control under the indenture. The offer was made at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon). As of January 3, 2003, the expiration date of the offer, approximately $15 million principal amount had been validly tendered and was redeemed with borrowings from our revolving credit facility.

        We and our subsidiary, Smurfit-Stone Container Canada Inc. have a bank credit agreement which provides for (a) $1,300 million in term loans in the form of a $950 million Tranche B term loan to us maturing June 30, 2009 and a $350 million Tranche C term loan to Smurfit-Stone Container Canada Inc. maturing June 30, 2009 and (b) a $560 million senior secured revolving credit facility for us and a $100 million senior secured revolving credit facility for Smurfit-Stone Canada Inc., each maturing on December 31, 2005. Up to $200 million of the revolving credit facilities may consist of letters of credit. Our Tranche B and Smurfit-Stone Container Canada Inc.'s Tranche C term loans bear interest at rates selected at our option equal to adjusted LIBOR plus a margin ranging from 2.25% to 2.5% or ABR plus a margin ranging from 1.25% to 1.5%. Outstanding loans under our and Smurfit-Stone Container Canada Inc.'s revolving credit facilities bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 2.0% to 3.0% or ABR plus a margin ranging from 1.0% to 2.0%. Commitment fees on the unused portion of the revolving credit facilities range from 0.375% to 0.5%. The margins and fees are determined by the ratio of total indebtedness to EBITDA, as defined in the credit agreement.

        Our obligations under our credit agreement are unconditionally guaranteed by our material U.S. subsidiaries. The obligations of Smurfit-Stone Container Canada Inc. under the credit agreement are unconditionally guaranteed by us, our material U.S. subsidiaries and the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. Our obligations under the credit agreement are secured by a security interest in substantially all of our assets and the assets of our material U.S. subsidiaries, 100% of the capital stock of our material U.S. subsidiaries and 65% of the capital stock of Smurfit-Stone Container Canada Inc. The security interests securing our obligations under the credit agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of Smurfit-Stone Container Canada Inc. under the credit agreement are secured by a security interest in substantially all of the assets of Smurfit-Stone Container Canada Inc. and its material Canadian subsidiaries, the same U.S. assets and capital stock that secure our obligations under the credit agreement and all of the capital stock of the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The security interests securing Smurfit-Stone Container Canada Inc.'s obligations under the credit agreement exclude three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

        The credit agreements contain various covenants and restrictions including, among other things: (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The credit agreement also requires prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. These restrictions, together with our highly leveraged position, could restrict our corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We believe the risk of our breaching the debt covenants in 2003 is unlikely absent any material adverse event affecting the U.S. economy as a whole. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders' actions. If our debt is placed in default, we would experience a material adverse impact on our financial condition.

Pension Obligations

        As of December 31, 2002, our pension benefit obligations exceeded the fair value of pension plan assets by $621 million, up from $502 million at the end of 2001. The increase in the under-funded status was due primarily to interest cost on our pension obligations, the actuarial loss resulting primarily from the decreases in discount rates used for plan liabilities and negative investment returns resulting in a reduction of plan assets. As a result, in 2002, we recorded an increase to the minimum pension liability of $161 million, an increase to intangible assets of $13 million and a reduction to other comprehensive income of $90 million, net of tax of $58 million. In 2002, we contributed $118 million to our pension plans. Contributions to our plans will likely be higher in 2003 and 2004, but will be dependent upon future changes in discount rates and the earnings performance of our plan assets.

Environmental Matters

        Phase I of MACT I and the Effluent Limitation Guidelines of the Cluster Rule required us to convert our bleached market pulp mill at Panama City, Florida to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects have been completed at a cost of approximately $155 million. Phase II of MACT I of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. MACT II of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2004. We have spent approximately $11 million (of which approximately $10 million was spent in 2002) for capital projects related to MACT II of the Cluster Rule. We continue to study possible means of compliance with phase II of MACT I and MACT II of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of phase II of MACT I and MACT II of the Cluster Rule is likely to be in the range of $75 million to $80 million and that such cost will be incurred over the next four years.

        In recent years, the EPA has undertaken significant air quality initiatives associated with nitrogen oxide emissions, regional haze and national ambient air quality standards. Several of our mills are located in states affected by these EPA initiatives. The EPA is also currently proposing to limit particulate emissions from industrial boilers in a new Boiler MACT regulation. Several of our mills will be subject to the Boiler MACT regulation when it is finalized. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost projections to our expenditure forecast.

        In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $9 million annually on capital expenditures for environmental purposes. We anticipate that environmental capital expenditures, exclusive of the Cluster Rule projects, will be approximately $16 million in 2003.

TRANSFER OF FINANCIAL ASSETS

        At December 31, 2002 and 2001, we had one off-balance sheet financing arrangement with a qualified special purpose entity. In 1999, we entered into a six-year $250 million accounts receivable securitization program whereby we sell, without recourse, on an ongoing basis, certain of our accounts receivable to Stone Receivables Corporation (SRC). SRC is a wholly-owned, non-consolidated subsidiary of Stone Container and a qualified special-purpose entity under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SRC transfers the receivables to a trust for which it has sold beneficial interest to third-party investors. At December 31, 2002, $270 million of accounts receivable had been sold under the program, of which $59 million was retained by us as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet. The investors and securitization trusts have no recourse to us for the failure of debtors to pay when due.

EFFECTS OF INFLATION

        Although inflation has slowed in recent years, it is still a factor in the economy and we continue to seek ways to mitigate its impact. Energy resources have been tight in certain areas of the United States in recent years and prices of natural gas and purchased electricity have fluctuated. Our paper mills are large users of energy and we attempt to mitigate cost increases through hedging programs and supply contracts. Natural gas prices, which peaked in the first quarter of 2001, were lower for most of 2002. Prices began increasing in the fourth quarter of 2002, however, and the upward trend has continued into 2003. With the exception of energy costs, inflationary increases in operating costs have been moderate during the past three years and have not had a material impact on our financial position or operating results.

        We use the last-in, first-out method of accounting for approximately 58% of our inventories. Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.

        As a result of our merger with Smurfit-Stone and the St. Laurent acquisition, our property, plant and equipment were adjusted to estimated fair value in the allocations of the purchase prices in both transactions. Therefore, depreciation expense for the next several years will approximate current cost of productive capacity being consumed.

CRITICAL ACCOUNTING POLICIES

        Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Goodwill

        Effective January 1, 2002, goodwill is no longer amortized, but instead is tested for impairment at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, an impairment is recognized when a reporting unit's carrying amount of goodwill exceeds its implied fair value. We performed our transitional and annual impairment tests for each of our reporting units, as required by SFAS No. 142. We determined the fair value of our reporting units based upon discounted cash flow models supported by recent acquisitions within our industry and various other valuation techniques. Based upon the results of these impairment tests, the carrying amount of goodwill was not determined to be impaired.

Paper Machine Shutdowns

        As a result of excess capacity in Smurfit-Stone's containerboard system and its policy of producing to meet demand, Smurfit-Stone temporarily shut down four of its paper machines in 2001. Stone Container owns two of these machines, located at Missoula, Montana and Hodge, Louisiana. The Hodge machine was subsequently restarted. The Missoula No.1 paper machine remained closed during the first ten months of 2002. In September 2002, Jefferson Smurfit (U.S.), an affiliate of Smurfit-Stone, purchased a corrugating medium mill located in Stevenson, Alabama, with an annual capacity of 830,000 tons (the Stevenson Mill Acquisition). In light of the 830,000 tons of additional capacity added with the Stevenson Mill Acquisition, Smurfit-Stone performed an evaluation of its overall containerboard requirements. Consideration was given to such things as supply and demand, location of our containerboard mills and operating cost of paper machines. As a result of the study, we permanently closed the Missoula No.1 paper machine in November 2002, and recorded an impairment charge of approximately $14 million related to the closure of this paper machine in the fourth quarter of 2002.

Allowance for Doubtful Accounts

        We evaluate the collectibility of selected accounts receivable on a case-by-case basis and make adjustments to the bad debt reserve for expected losses. We consider such things as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, we estimate reserves for bad debts based on historical experience and past due status of the accounts.

Pension

        Our defined benefit pension plans are accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions." The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates used to discount plan liabilities. Our assumptions are described in Note 12 of the Notes to Consolidated Financial Statements. The assumption for the long-term rate of return on plan assets is determined based on historical results of the portfolio and management's expectation of the current environment. Effective January 1, 2003, we reduced the expected long-term rate of return on plan assets to 9.0%, down from 9.5%. At December 31, 2002, our discount rate assumptions, which are developed using Moody's Average Aa-Rated Corporate Bonds index as a benchmark, were reduced by 0.5% to 6.75% for our U.S. plans and generally 6.5% for our foreign plans. The decrease in the discount rate increased our pension obligations by approximately $50 million. The changes in assumptions, in addition to the increase in pension obligations and negative investment returns on plan assets in 2002, will increase our pension expense in 2003 by an estimated $17 million.

Income Tax Matters

        At December 31, 2002, we had approximately $1,231 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2019, with a tax value of $431 million, and $55 million of capital loss carryforwards for U.S. federal income tax purposes that expire from 2004 to 2007, with a tax value of $19 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. We had net operating loss carryforwards for state purposes with a tax value of $77 million, which expire from 2003 through 2020. A valuation allowance of $46 million has been established for a portion of these deferred taxes. Further, we had approximately $29 million of net operating loss carryforwards for Canadian tax purposes that expire from 2004 to 2007, with a tax value of $10 million, and Canadian investment tax credits that expire from 2004 to 2011, with a tax value of $16 million. We had approximately $31 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely. The realization of these deferred tax assets is dependent upon future taxable income. Based upon recent levels of taxable income, we expect that our deferred tax assets, net of valuation allowances, will be fully realized. Essentially all of our valuation allowances were recorded in the purchase price allocation at the time of the merger with Smurfit-Stone. As a result, if the valuation allowance is reduced, goodwill will be reduced by a corresponding amount. Should additional valuation allowances be necessary because of changes in economic circumstances, those allowances would be established through a charge to income tax expense.

        We frequently face challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Internal Revenue Service is currently examining years 1998 through 2001. All years through 1997 are closed. In evaluating the exposure associated with our various filing positions, we record reserves for probable exposures. Based on our evaluation of our tax position, we believe we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

Environmental Liabilities

        We accrue environmental expenditures related to existing conditions, resulting from past or current operations, when they become probable and estimable. Our estimates are based on our knowledge of the particular site, environmental regulations, or the potential enforcement matter. Based on current information, we believe the probable costs of the potential environmental enforcement matters, response costs under CERCLA and similar state laws, and the remediation of owned property discussed in Part 1, Item 3, Legal Proceedings—Environmental Matters, will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2002, we had approximately $25 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2002.

PROSPECTIVE ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. We will apply the new accounting for asset retirement obligations beginning the first quarter of 2003. However, the impact to our financial position and results of operations is not expected to be material.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires, in most cases, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items. The statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, we expect to reclassify previously recognized extraordinary gains and losses from the early extinguishment of debt.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires us to recognize a liability for the fair value of our obligations under that guarantee. The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002. However, the disclosure requirements are effective for financial statements ending after December 15, 2002. See Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk. To manage the volatility related to these risks, we enter into various derivative contracts. The majority of these contracts are settled in cash. However, such settlements have not had a significant effect on our liquidity in the past, nor are they expected to be significant in the future. We do not use derivatives for speculative or trading purposes.

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of December 31, 2002, we have futures contracts to hedge approximately 20% to 25% of our expected natural gas requirements for the months of January 2003 through June 2003. We have futures contracts to hedge approximately 10% of our expected natural gas requirements for the months of July 2003 through December 2003. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. Excluding the impact of future contracts, the potential change in our total natural gas cost, based upon our current expected annual usage and unit cost, resulting from a hypothetical 10% change, would be approximately $10 million. The change in energy cost discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included the impact of the natural gas futures contracts. See Note 9 of the Notes to Consolidated Financial Statements.

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

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. As of December 31, 2002, we have Canadian dollar forward purchase contracts to hedge approximately 40% to 60% of our Canadian dollar requirements for the months of January 2003 through September 2003.

        In anticipation of completing the exchange transaction of Stone Container's European operations for Smurfit-MBI with an affiliate of JS Group, we hedged the proceeds of 185 million euros to protect against the related exchange risk.

        We have performed a sensitivity analysis as of December 31, 2002 and 2001 that measures the change in the fair values arising from a hypothetical 10% adverse movement in the exchange rate of the Canadian dollar relative to the U.S. dollar with all other variables held constant. The potential change in fair value resulting from a hypothetical 10% change in the Canadian dollar exchange rate at December 31, 2002 and 2001 would be $21 million and $13 million, respectively. A gain or loss in fair value, associated with the Canadian dollar, in the Consolidated Balance Sheets would be recorded as a gain or loss on foreign currency transactions.

        In 2002 and 2001, the average exchange rates for the Canadian dollar weakened against the U.S. dollar by 1.4% and 4.3%, respectively, and was unchanged in 2000.

Interest Rate Risk

        Our earnings and cash flow are significantly affected by the amount of interest on our indebtedness. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Our objective is to protect Stone Container from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. We do not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at December 31, 2002.

        We have performed a sensitivity analysis as of December 31, 2002 and 2001 that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in the interest rate. Based on our outstanding variable rate debt as of December 31, 2002 and 2001, a hypothetical 100 basis point adverse change in interest rates would impact interest expense by approximately $15 million and $18 million, respectively.

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

Short and Long-Term Debt

Outstanding as of December 31, 2002 (U.S.$, in millions)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
U.S. bank term loans and revolver—4.4% average interest rate (variable)	$13	$13	$167	$13	$13	$1,235	$1,454	$1,429
U.S. senior notes—9.5% average interest rate (fixed)	17	3	3	188	69	1,450	1,730	1,821
U.S. industrial revenue bonds—9.0% average interest rate (fixed)	3	14	14	15	10	142	198	198
Other U.S.	1	1					2	2
Other foreign	1		1	1	1	1	5	5

Total debt	$35	$31	$185	$217	$93	$2,828	$3,389	$3,455

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.
Index to Financial Statements
Management's Responsibility for Financial Statements	26
Report of Independent Auditors	27
Consolidated Balance Sheets—December 31, 2002 and 2001	28
For the years ended December 31, 2002, 2001 and 2000:
Consolidated Statements of Operations	29
Consolidated Statements of Stockholders' Equity	30
Consolidated Statements of Cash Flows	31
Notes to Consolidated Financial Statements	32
The following consolidated financial statement schedule is included in Item 15(a):
II: Valuation and Qualifying Accounts and Reserves	58

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

/s/ PATRICK J. MOORE Patrick J. Moore President and Chief Executive Officer
/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer
/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Stone Container Corporation

        We have audited the accompanying consolidated balance sheets of Stone Container Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone Container Corporation at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets, and in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ ERNST & YOUNG LLP Ernst & Young LLP
St. Louis, Missouri January 29, 2003, except for paragraph 1 of Note 2 and paragraph 5 of Note 17, as to which the date is February 20, 2003.

STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)	2002	2001
Assets
Current assets
Cash and cash equivalents	$3	$7
Receivables, less allowances of $27 in 2002 and $41 in 2001	231	213
Inventories
Work-in-process and finished goods	144	135
Materials and supplies	313	334

	457	469
Deferred income taxes	129	138
Assets held for sale	552	494
Prepaid expenses and other current assets	46	36

Total current assets	1,418	1,357
Net property, plant and equipment	3,666	3,899
Timberland, less timber depletion	40	44
Goodwill	3,023	3,014
Investment in equity of non-consolidated affiliates	133	126
Other assets	187	198

	$8,467	$8,638

Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt	$35	$50
Accounts payable	308	320
Accrued compensation and payroll taxes	113	107
Interest payable	80	67
Liabilities held for sale	275	222
Other current liabilities	82	112

Total current liabilities	893	878
Long-term debt, less current maturities	3,354	3,466
Other long-term liabilities	690	643
Deferred income taxes	649	694
Stockholders' equity
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	3,016	3,016
Retained earnings	14	12
Accumulated other comprehensive income (loss)	(149)	(71)

Total stockholders' equity	2,881	2,957

	$8,467	$8,638

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions)	2002	2001	2000
Net sales	$4,970	$5,189	$5,179
Costs and expenses
Cost of goods sold	4,203	4,374	4,140
Selling and administrative expenses	452	471	425
Restructuring charges	20	6	53
Loss (gain) on sale of assets	11	(9)	2

Income from operations	284	347	559
Other income (expense)
Interest expense, net	(261)	(330)	(371)
Equity income of affiliates	18	14	13
Other, net	(1)	5	7

Income from continuing operations before income taxes and extraordinary item	40	36	208
Provision for income taxes	(9)	(42)	(109)

Income from continuing operations before extraordinary item	31	(6)	99
Discontinued operations
Income from discontinued operations, net of income tax provisions of $12 in 2002, $13 in 2001 and $17 in 2000	19	20	16
Loss on disposition on discontinued operations, net of income tax provision of $40	(40)

Income before extraordinary item	10	14	115
Extraordinary item
Loss from early extinguishment of debt, net of income tax benefit of $5 in 2002 and $2 in 2001	(8)	(4)

Net income	2	10	115
Preferred stock dividends			(7)

Net income applicable to common shares	$2	$10	$108

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Stockholders' Equity
	Number of Shares
									Accumulated Other Comprehensive Income (Loss)
(In millions)	Preferred Stock	Common Stock	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)		Total
Balance at January 1, 2000	5	110		$78		$1	$2,544	$(113)	$(4)	$2,506
Effect of St. Laurent Acquisition
Issuance of common stock		25					393			393
Agreement and Plan of Merger
Preferred stock transaction	(5)			(78)			78
Dissolution of common stock		(135)				(1)	1
Comprehensive income
Net income								115		115
Other comprehensive income (loss)
Minimum pension liability, net of tax of $(1)									(3)	(3)
Foreign currency translation adjustment, net of tax of $(5)									(8)	(8)

Comprehensive income										104

Balance at December 31, 2000							3,016	2	(15)	3,003
Comprehensive income (loss)
Net income								10		10
Other comprehensive income (loss)
Cumulative effect of accounting change net of tax of $2									3	3
Deferred hedge loss, net of tax of $(7)									(10)	(10)
Minimum pension liability, net of tax of $(26)									(44)	(44)
Unrealized holding loss on marketable securities, net of tax of $(1)									(2)	(2)
Foreign currency translation adjustment, net of tax of $(2)									(3)	(3)

Comprehensive income (loss)										(46)

Balance at December 31, 2001							3,016	12	(71)	2,957
Comprehensive income (loss)
Net income								2		2
Other comprehensive income (loss)
Deferred hedge gain, net of tax of $4									6	6
Minimum pension liability, net of tax of $(58)									(90)	(90)
Unrealized holding loss on marketable securities, net of tax of $0									(1)	(1)
Foreign currency translation adjustment, net of tax of $4									7	7

Comprehensive income (loss)										(76)

Balance at December 31, 2002			$		$		$3,016	$14	$(149)	$2,881

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)	2002	2001	2000
Cash flows from operating activities
Net income	$2	$10	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary loss from early extinguishment of debt	13	6
Depreciation and amortization	278	354	313
Amortization of deferred debt issuance costs	6	6	3
Deferred income taxes	50	19	108
Pension and post-retirement benefits	(71)	(2)	7
Non cash restructuring charges	15	4	32
Foreign currency transaction losses (gains)	3	(8)
Equity income of affiliates	(18)	(14)	(13)
Loss (gain) on sale of assets	9	(9)	(2)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(20)	98	96
Inventories	5	31	48
Prepaid expenses and other current assets	(4)	(3)	29
Accounts payable and other current liabilities	(16)	(62)	(26)
Interest payable	13	(4)	(11)
Income taxes	(1)	6
Other, net		(19)	(137)

Net cash provided by operating activities	264	413	562

Cash flows from investing activities
Expenditures for property, plant and equipment	(117)	(103)	(247)
Proceeds from sales of assets	26	29	70
Payments on acquisitions, net of cash received	(13)	(43)	(631)

Net cash used for investing activities	(104)	(117)	(808)

Cash flows from financing activities
Net payments of debt	(1,839)	(1,319)	(1,246)
Proceeds from long-term debt	1,700	1,050	1,525
Debt repurchase premiums paid	(7)	(14)
Deferred debt issuance costs paid	(20)	(23)	(17)

Net cash provided by (used for) financing activities	(166)	(306)	262

Effect of exchange rate changes on cash	2		(1)

Increase (decrease) in cash and cash equivalents	(4)	(10)	15
Cash and cash equivalents
Beginning of period	7	17	2

End of period	$3	$7	$17

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

1.    Significant Accounting Policies

        Basis of Presentation:    Stone Container Corporation ("Stone"), hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC").

        Nature of Operations:    The Company's major operations are containerboard and corrugated containers and consumer packaging products. The Company's paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers and bags at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. Customers and operations are located principally in North America. Credit is extended to customers based on an evaluation of their financial condition.

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Non-majority owned affiliates are accounted for under the equity method. Significant intercompany accounts and transactions are eliminated in consolidation.

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

        Inventories:    Inventories are valued at the lower of cost or market under the last-in, first-out ("LIFO") method, except for $192 million in 2002 and $248 million in 2001, which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $8 million and $2 million at December 31, 2002 and 2001, respectively.

        Net Property, Plant and Equipment:    Property, plant and equipment was recorded at fair market value at the time of the Merger and St. Laurent Acquisition. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Paper machines have been assigned a useful life of 18 years, while major converting equipment has been assigned a useful life of 12 years.

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

        Goodwill:    Effective January 1, 2002, goodwill is no longer amortized, but instead is tested for impairment at least annually in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (See Note 16).

        Deferred Debt Issuance Costs:    Deferred debt issuance costs included in other assets are amortized over the terms of the respective debt obligations using the interest method.

        Long-Lived Assets:    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        A component of the Company, as defined in SFAS No. 144, is classified as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the Company.

        Marketable Securities:    The Company's available for sale marketable securities consist of equity securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in stockholders' equity.

        Income Taxes:    The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 11).

        Foreign Currency Translation:    The functional currency for the majority of the Company's foreign operations is the applicable local currency, except for the operations in Canada. The functional currency for the Canadian operations was changed from the local currency to the U.S. dollar beginning on June 1, 2000, in conjunction with the St. Laurent Acquisition (See Note 3).

        Assets and liabilities for foreign operations using the local currency as the functional currency are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders' equity as part of accumulated other comprehensive income (loss) (See Note 15). Foreign currency transaction gains or losses are credited or charged to income.

        Derivatives and Hedging Activities:    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings (See Note 9).

        Transfers of Financial Assets:    Financial assets transferred to qualifying special-purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gains or losses on sale of financial assets depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are not available for retained interests, so the Company estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions (See Note 5).

        Stock-Based Compensation:    At December 31, 2002, the Company has stock-based employee compensation plans, including stock options and restricted stock units ("RSUs") (See Note 14).

        Stock Options: The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and

related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	2002	2001	2000
Net income applicable to common shares, as reported	$2	$10	$108
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8)	(7)	(6)

Pro forma net income (loss) applicable to common shares	$(6)	$3	$102

        RSUs: Amounts earned under the Company's annual management incentive plan, which are deferred and paid in the form of SSCC RSUs, immediately vest and are expensed by the Company in the year earned. RSUs related to the Company matching program are expensed over the three year vesting period.

        Environmental Matters:    The Company expenses environmental expenditures related to existing conditions resulting from past or current operations from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Reserves for environmental liabilities are established in accordance with the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company records a liability at the time when it is probable and can be reasonably estimated. Such liabilities are not discounted or reduced for potential recoveries from insurance carriers.

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

        Reclassifications:    Certain reclassifications of prior year presentations have been made to conform to the 2002 presentation.

        Prospective Accounting Pronouncements:    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company will apply the new accounting for asset retirement obligations beginning the first quarter of 2003. However, the impact to the Company's financial position and results of operations is not expected to be material.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires, in most cases, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items. The statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, the Company expects to reclassify previously recognized extraordinary gains and losses from the early extinguishment of debt.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee. The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002. However, the disclosure requirements are effective for financial statements ending after December 15, 2002. The Company has certain woodchip processing contracts extending from 2004 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At December 31, 2002, the maximum potential amount of future payments related to these guarantees is approximately $28 million and decreases ratably over the life of the contracts.

2.    Discontinued Operations

        In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group ("JS Group"), formerly SSCC's largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian packaging business, and a payment from JS Group of approximately $190 million. The Company currently owns 50% of Smurfit-MBI. Upon completion, the Company will own 100% of Smurfit-MBI. As a result, the Company has reclassified its European packaging operations, which were previously included in the International segment, as discontinued operations for all periods presented. The Company recorded a loss on disposition of discontinued operations of $40 million arising from a provision for taxes on the disposition. On February 20, 2003, the Company finalized the agreements with JS Group. The closing of the transactions is contingent upon several conditions, including obtaining regulatory approvals in Europe and Canada, and is expected to occur in the first quarter of 2003.

        The European operations include three paperboard mills, 20 packaging plants and five recycling facilities. Net sales for the European operations were $632 million, $568 million and $559 million for the years ended December 31, 2002, 2001 and 2000, respectively. These facilities employ approximately 3,200 hourly and salaried employees. Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. Net sales for Smurfit-MBI were approximately $430 million for 2002.

        In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the assets and liabilities of the European packaging operations have been classified as held for sale in the accompanying consolidated balance sheets. European packaging operations assets and liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001
Cash	$15	$8
Receivables	76	66
Inventories	53	40
Prepaid expenses and other current assets	6	9
Net property, plant and equipment	306	260
Goodwill	92	92
Investment in equity of non-consolidated affiliates	1	1
Other assets	3	18

	$552	$494

Current maturities of long-term debt	$4	$12
Accounts payable	49	33
Accrued compensation and payroll taxes	17	14
Other current liabilities	15	15
Long-term debt, less current maturities	8	11
Other long-term liabilities	138	114
Deferred income taxes	44	23

	$275	$222

3.    Stone Merger and Acquisitions

Stone Merger

        On November 18, 1998, Stone merged with a wholly-owned subsidiary of SSCC (the "Merger"). In connection with the Merger, the allocation of the cost to acquire the Company included liabilities associated with the permanent shutdown of certain containerboard mill and pulp mill facilities, the termination of certain Company employees and long-term commitments.

        In October 1999, Florida Coast Paper Company L.L.C. ("FCPC") and a committee representing the holders of the FCPC secured debt filed a bankruptcy reorganization plan to resolve all matters relating to the bankruptcies of the FCPC companies. In January 2000, the Company paid approximately $123 million to satisfy the claims of creditors of FCPC. The Company received title to the FCPC mill and all claims under an output purchase agreement, as well as any obligations of the Company involving FCPC or its affiliates, were released and discharged.

        In May 2000, the Company sold the market pulp mill at its closed Port Wentworth, Georgia facility to a third party for approximately $63 million. Net cash proceeds of $58 million from the sale were used for debt reduction. No gain or loss was recognized. The $15 million reduction to the exit liabilities in 2000 is due primarily to the assumption of certain lease commitments by the buyer of the Port Wentworth facility.

        The $4 million reduction to the lease commitments exit liabilities in 2002 is due primarily to the expiration of an equipment removal commitment associated with a containerboard mill.

St. Laurent

        On May 31, 2000, the Company acquired (the "St. Laurent Acquisition") St. Laurent Paperboard, Inc. ("St. Laurent"). The St. Laurent Acquisition was accounted for as a purchase business combination, and accordingly, the results of operations of St. Laurent have been included in the consolidated statements of operations of the Company after May 31, 2000. The total consideration paid by the Company in connection with the St. Laurent Acquisition was approximately $1.4 billion, consisting of approximately

$631 million in cash, approximately 25.3 million shares of SSCC common stock and the assumption of $376 million of St. Laurent's debt. In connection with this acquisition, certain exit liabilities were recorded in the allocation of the purchase price.

Packaging Services Group

        In August 2002, the Company acquired two corrugated container facilities from Packaging Services Group ("PSG") for $13 million. The acquisition was accounted for as a purchase business combination, and accordingly, the results of operations of the two facilities have been included in the consolidated statement of operations of the Company after August 31, 2002. The cost to acquire the facilities has been allocated to the acquired assets and assumed liabilities according to estimated fair values. The purchase price allocation has resulted in acquired goodwill of $9 million to the Containerboard and Corrugated Containers segment. There were no exit liabilities associated with this acquisition.

        The following table is a summary of the remaining exit liabilities recorded as part of the Merger and the St. Laurent Acquisition:

	Severance		Lease Commitments	Settlement of FCPC Litigation		Other Commitments	Mill Closure Costs		Total
Balance at January 1, 2000		$5	$39		$123	$15		$1	$183
St. Laurent Acquisition		4	2			4			10
Payments		(4)	(8)		(123)	(4)		(1)	(140)
Adjustments		(2)	(13)						(15)

Balance at December 31, 2000		3	20			15			38
Payments		(3)	(4)			(5)			(12)
Adjustments		1				1			2

Balance at December 31, 2001		1	16			11			28
Payments		(1)	(1)			(1)			(3)
Adjustments			(4)						(4)

Balance at December 31, 2002	$		$11	$		$10	$		$21

        Future cash outlays under the exit liabilities are anticipated to be $3 million in 2003, $5 million in 2004, $6 million in 2005 and $7 million thereafter.

4.    Restructurings

        During 2000, the Company recorded restructuring charges of $53 million related to the permanent shutdown of a containerboard mill, five converting facilities, a sawmill and a multiwall bag facility. The assets of these closed facilities were adjusted to their estimated fair value less costs to sell resulting in a $32 million non-cash write-down. The terminated employees included approximately 220 employees at the containerboard mill and sawmill and approximately 680 employees at the converting facilities, including the multiwall bag facility. The net sales and operating loss of these shutdown facilities in 2000 prior to closure were $56 million and $17 million, respectively.

        During 2001, the Company recorded restructuring charges of $6 million related to the permanent shutdown of two converting facilities and two sawmills. The assets of these facilities were adjusted to their estimated fair value less costs to sell resulting in a $4 million non-cash write-down. The terminated employees included approximately 100 employees at the sawmills and approximately 135 employees at the converting facilities. The net sales and operating loss of the shutdown facilities in 2001 prior to closure were $46 million and $10 million, respectively. The net sales and operating loss of these shutdown facilities in 2000 were $42 million and $4 million, respectively.

        During 2002, the Company recorded restructuring charges of $20 million related to the permanent shutdown of two converting facilities and a paper machine at the Missoula, Montana, containerboard mill. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $15 million non-cash write-down. The terminated employees included approximately 100 employees at the two converting facilities. The net sales and operating loss of the two converting facilities in 2002 prior to closure were $5 million and $4 million, respectively. The net sales and operating loss of the two converting facilities in 2001 were $7 million and $4 million, respectively.

        The following is a summary of the restructuring liabilities recorded:

	Write-down of Property and Equipment to Fair Value		Severance		Lease Commitments	Facility Closure Costs	Other Commitments		Total
Opening balance		$32		$12	$4	$4		$1	$53
Payments				(8)	(1)	(1)			(10)
Non-cash reduction		(32)							(32)

Balance at December 31, 2000				4	3	3		1	11
Charge		4		1	1				6
Payments				(3)		(1)			(4)
Non-cash reduction		(4)							(4)

Balance at December 31, 2001				2	4	2		1	9
Charge		15		4	1				20
Payments				(6)	(1)			(1)	(8)
Non-cash reduction		(15)							(15)

Balance at December 31, 2002	$		$		$4	$2	$		$6

        Future cash outlays under the restructuring liabilities are anticipated to be $3 million in 2003, $1 million in 2004, immaterial in 2005 and $2 million thereafter.

5.    Transfers of Financial Assets

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

        At December 31, 2002 and 2001, $270 million and $271 million, respectively, of accounts receivable had been sold under the program, of which $59 million and $33 million, respectively, were retained by the Company as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheets. The Company recognized a loss on sales of receivables to SRC of $5 million and $11 million in 2002 and 2001, respectively, which is included in other, net in the consolidated statements of operations.

        Key economic assumptions used in measuring the retained interest are as follows:

	Year Ended December 31, 2002	December 31, 2002	Year Ended December 31, 2001	December 31, 2001
Residual cash flows discounted at	8.00%	8.00%	8.00%	8.00%
Expected loss and dilution rate	2.44%-5.72%	5.50%	2.70%-4.66%	6.22%
Variable return to investors	LIBOR plus 50 to 180 basis points	1.98%	LIBOR plus 50 to 180 basis points	2.68%

        At December 31, 2002, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the expected loss and dilution rate was $1 million and $2 million, respectively. The effects of the sensitivity analysis on the residual cash flow discount rate and the variable return to investors were insignificant.

        The table below summarizes certain cash flows received from SRC:

	2002	2001
Cash proceeds from sales of receivables	$2,775	$2,884
Servicing fees received	3	3
Other cash flows received on retained interest	5	1
Interest income		1

6.    Net Property, Plant and Equipment

        Net property, plant and equipment at December 31 consists of:

	2002	2001
Land	$103	$105
Buildings and leasehold improvements	380	388
Machinery, fixtures and equipment	4,022	4,004
Construction in progress	43	49

	4,548	4,546
Less accumulated depreciation and amortization	(882)	(647)

Net property, plant and equipment	$3,666	$3,899

        Depreciation expense was $255 million in 2002, $248 million in 2001 and $208 million in 2000, excluding depreciation expense related to discontinued operations of $23 million in 2002, $22 million in 2001 and $23 million in 2000. Property, plant and equipment balances for discontinued operations have been reclassified to assets held for sale in the accompanying consolidated balance sheets (See Note 2).

Property, plant and equipment includes capitalized leases of $4 million and $5 million and related accumulated amortization of $2 million and $2 million at December 31, 2002 and 2001, respectively.

7.    Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations in North America and Europe. Investments in majority-owned affiliates where control does not exist and non-majority owned affiliates are accounted for under the equity method.

        The Company's significant non-consolidated affiliate at December 31, 2002 is Smurfit-MBI in which the Company owns a 50% interest. The remaining 50% interest is indirectly owned by JS Group. The Company finalized agreements to acquire the remaining 50% of Smurfit-MBI (See Note 2). Smurfit-MBI had net sales of $430 million and $441 million in 2002 and 2001, respectively. The Company has not guaranteed and is not otherwise contingently liable for any debts or obligations of Smurfit-MBI.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is as follows:

	2002	2001
Results of operations:
Net sales	$607	$640
Cost of sales	521	552
Income before income taxes, minority interest and extraordinary charges	43	38
Net income	42	38

	December 31, 2002	December 31, 2001
Financial position:
Current assets	$151	$139
Non-current assets	126	127
Current liabilities	86	76
Non-current liabilities	108	117
Stockholders' equity	83	73

8.    Long-term Debt

        Long-term debt as of December 31 is as follows:

	2002	2001
Bank Credit Facilities
Tranche B Term Loan (4.3% weighted average variable rate), payable in various installments through June 30, 2009	$950	$
Tranche C Term Loan (4.2% weighted average variable rate), payable in various installments through June 30, 2009	350
Tranche C Term Loan (5.7% weighted average variable rate), payable in various installments through October 1, 2003			146
Tranche D Term Loan (5.7% weighted average variable rate), payable in various installments through October 1, 2003			138
Tranche E Term Loan (5.7% weighted average variable rate), payable in various installments through October 1, 2003			197
Tranche F Term Loan (5.3% weighted average variable rate), payable in various installments through December 31, 2005			563
Tranche G Term Loan (5.7% weighted average variable rate), due December 31, 2006			402
Tranche H Term Loan (5.7% weighted average variable rate), due December 31, 2006			347
Revolving credit facility (5.6% weighted average variable rate), due December 31, 2005	154		43

	1,454		1,836
Senior Notes
8.45% mortgage notes, payable in monthly installments through August 1, 2007 and $69 on September 1, 2007	77		78
11.5% unsecured senior notes, due August 15, 2006 (plus unamortized premium of $3 and $4)	203		204
12.58% rating adjustable unsecured senior notes, due August 1, 2016 (plus unamortized premium of $2 in 2001)			127
9.25% unsecured senior notes, due February 1, 2008	300		300
9.75% unsecured senior notes, due February 1, 2011	750		750
8.375% unsecured senior notes, due July 1, 2012	400

	1,730		1,459
Other Debt
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 6.0% to 9.0%), payable in varying annual sinking fund payments through 2027	198		211
Other (including obligations under capitalized leases of $3 and $3)	7		10

	205		221
Total debt	3,389		3,516
Less current maturities	(35)		(50)

Total long-term debt	$3,354		$3,466

        The amounts of total debt outstanding at December 31, 2002 maturing during the next five years are as follows:

2003	$35
2004	31
2005	185
2006	217
2007	93
Thereafter	2,828

Bond Offerings

        In June 2002, the Company completed an offering of $400 million of 8.375% unsecured senior notes due 2012. The Company used the proceeds of this issuance along with additional borrowings of $52 million under the Company's revolving credit facility to redeem $443 million of secured term loans (Tranche C, D and E) due October 1, 2003 outstanding under its credit agreement. In addition, the Company used the proceeds to pay fees and other expenses of $9 million related to this transaction. An extraordinary loss of $1 million (net of tax) was recorded in the second quarter of 2002 due to the early extinguishment of debt.

        On January 25, 2001, the Company completed an offering of $750 million of 9.75% unsecured senior notes due 2011 and $300 million of 9.25% unsecured senior notes due 2008. The proceeds of these issuances along with additional borrowings under its revolving credit facility of $32 million were used on February 23, 2001 to redeem (i) $300 million in aggregate principal of senior subordinated debentures due April 1, 2002, (ii) $45 million in aggregate principal of convertible subordinated debentures due February 15, 2007, (iii) $500 million in aggregate principal of first mortgage notes due October 1, 2002 and (iv) $200 million in aggregate principal of senior notes due October 1, 2004. In addition, the proceeds were used to pay $37 million in fees, call premiums and other expenses related to these transactions. An extraordinary loss of $4 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

Bank Credit Facilities

        The Company has a bank credit agreement which provides for two senior secured term loans (Tranche B and Tranche C term loans), aggregating $1,300 million at December 31, 2002 with maturities of June 30, 2009, and a $660 million senior secured revolving credit facility, of which up to $200 million may consist of letters of credit, maturing December 31, 2005 (collectively the "Credit Agreement"). The Company pays a 0.5% commitment fee on the unused portions of its revolving credit facility. At December 31, 2002, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $461 million.

        In July 2002, the Company and Smurfit-Stone Container Canada Inc., a subsidiary of the Company, amended, restated and replaced their existing credit agreements with $1,300 million of new term loan financing maturing June 30, 2009 and $660 million of revolving credit facilities maturing December 31, 2005. Various covenants and restrictions have been revised. The new term loan facilities are structured as a $950 million Tranche B term loan and a $350 million Tranche C term loan. The credit facilities bear interest at rates selected at the option of the Company, equal to LIBOR plus 2.50% or alternate base rate ("ABR") plus 1.50%, in the case of the term loan facilities, and LIBOR plus 3.00% or ABR plus 2.00%, in the case of the revolving credit facilities. The proceeds of the new term loans along with additional borrowings on the revolving credit facility of approximately $20 million were used to retire the existing (i) $560 million in aggregate principal of the Tranche F term loan, due in various installments through December 31, 2005 and (ii) $749 million in aggregate principal of the Tranche G and H term loans, due in various installments through December 31, 2006. In addition, the proceeds were used to pay fees and other expenses of $11 million related to this transaction. An extraordinary loss of $4 million (net of tax of $3 million) was recorded in the third quarter of 2002 due to the early extinguishment of debt. The new Credit Agreement also permitted: (i) the distribution of SSCC common stock by JS Group to its stockholders, which otherwise would have constituted a change of control event of default, (ii) a subsidiary of the Company to make an offer to repurchase the 11.5% unsecured senior notes due 2006 at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon) provided that there shall be at least $400 million in aggregate unused revolving credit commitments at the time such offer is made and (iii) the merger of the Company and JSC(U.S.) under certain circumstances.

        On January 23, 2002, the Company and its bank group amended the previous credit agreement to permit the Company to call for redemption prior to September 30, 2002 all of its 12.58% rating adjustable unsecured senior notes due 2016 in an aggregate outstanding principal amount of $125 million plus accrued interest and stated premium with proceeds of the revolving credit facility.

        The Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The Credit Agreement also requires prepayments of the term loans if the Company has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or incurrence of certain indebtedness. As a result of excess cash flow in 2001, the Company was required to pay $38 million in March 2002 on the term loans covered by the previous credit agreement.

        The obligations of Smurfit-Stone Container Canada Inc. under the Credit Agreement are unconditionally guaranteed by the Company, the material U.S. subsidiaries of the Company and the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all of the assets of the Company and its material U.S. subsidiaries, 100% of the capital stock of the Company's material U.S. subsidiaries and 65% of the capital stock of Smurfit-Stone Container Canada Inc. The security interests securing the Company's obligations under the Credit Agreement excludes cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of Smurfit-Stone Container Canada Inc. under the Credit Agreement are secured by a security interest in substantially all of the assets of Smurfit-Stone Container Canada Inc. and its material Canadian subsidiaries, by the same U.S. assets and capital stock that secure the Company's obligations under the Credit Agreement and by all of the capital stock of the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The security interests securing Smurfit-Stone Container Canada Inc.'s obligations under the Credit Agreement excludes three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

Senior Notes

        The Company's senior notes aggregating $1,353 million at December 31, 2002, are redeemable in whole or in part at the option of the Company at various dates, at par plus a weighted average premium of 3.94%. The 9.25% unsecured senior notes aggregating $300 million are not redeemable prior to maturity. The senior notes rank pari passu with the Company's Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the Company's Credit Agreement.

        In December 2002, a subsidiary of the Company commenced a change of control offer relating to the $200 million aggregate principal amount of 11.5% unsecured senior notes due 2006. The sole purpose of this offer was to fulfill the subsidiary's obligation under the indenture governing the 11.5% unsecured senior notes, which required the subsidiary to make an offer to repurchase the notes due to the Merger, which constituted a change in control under the indenture. As a result, the subsidiary was required to make an offer to repurchase the 11.5% unsecured senior notes at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon). As of the expiration date on January 3, 2003, approximately $15 million in principal outstanding had been validly tendered and payment funded with borrowings under the Company's revolving credit facility.

        In April 2002, the Company redeemed $125 million in aggregate principal of the 12.58% rating adjustable unsecured senior notes due 2016 and paid $7 million in call premiums and other expenses from borrowings under the revolving credit facility. An extraordinary loss of $3 million (net of tax of $2 million) was recorded due to the early extinguishment of debt.

        The 8.45% mortgage notes are secured by the assets of 37 of the Company's corrugated container plants.

Other

        Debt balances for discontinued operations have been reclassified to liabilities held for sale in the accompanying consolidated balance sheets (See Note 2).

        Interest costs capitalized on construction projects were $2 million, $2 million and $5 million for 2002, 2001 and 2000, respectively. Interest payments on all debt instruments were $247 million, $341 million and $393 million for 2002, 2001 and 2000, respectively.

9.    Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

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

Commodity Futures Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is one year. For the years ended December 31, 2002 and 2001, the Company reclassified a $4 million loss from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at December 31, 2002 is a $2 million gain included in other current assets and at December 31, 2001 is a $9 million loss included in other current liabilities. At December 31, 2002 and 2001, the Company recorded a $1 million loss in cost of goods sold on commodity futures contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

        For the years ended December 31, 2002 and 2001, the Company recorded a $1 million loss and a $5 million loss, respectively, in cost of goods sold on settled commodity futures contracts, related to the ineffective portion of hedges and contracts not qualifying as hedges.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars and euros, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of one year or less. The fair value of the Company's foreign currency forward contracts at December 31, 2002 and 2001 is a $4 million loss included in other current liabilities. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge loss on all commodity and foreign currency contracts is $1 million and $7 million (net of tax of zero and $5 million) at December 31, 2002 and 2001, respectively. The Company expects to reclassify $1 million into cost of goods sold during 2003.

10.  Leases

        The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining noncancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

2003	$73
2004	61
2005	46
2006	33
2007	19
Thereafter	45

Total minimum lease payments	$277

        Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $102 million for 2002, $108 million in 2001 and $105 million in 2000.

11.  Income Taxes

        Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2002	2001
Deferred tax liabilities
Property, plant and equipment and timberland	$(1,115)	$(1,087)
Inventory	(37)	(18)
Investment in affiliates	(13)	(13)
Other	(14)	(30)

Total deferred tax liabilities	(1,179)	(1,148)

Deferred tax assets
Employee benefit plans	191	132
Net operating loss, alternative minimum tax and tax credit carryforwards	584	525
Deferred gain	9	16
Purchase accounting liabilities	27	51
Deferred debt issuance costs	5	11
Other	41	55

Total deferred tax assets	857	790
Valuation allowance for deferred tax asset	(198)	(198)

Net deferred tax assets	659	592

Net deferred tax liabilities	$(520)	$(556)

        At December 31, 2002, the Company had approximately $1,231 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2019, with a tax value of $431 million, and $55 million of capital loss carryforwards for U.S. federal income tax purposes that expire from 2004 to 2007, with a tax value of $19 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. The Company had net operating loss carryforwards for state purposes with a tax value of $77 million, which expire from 2003 through 2020. A valuation allowance of $46 million has been established for a portion of these deferred tax assets. Further, the Company had approximately $29 million of net operating loss carryforwards for Canadian tax purposes that expire from 2004 to 2007, with a tax value of $10 million, and Canadian investment tax credits that expire from 2004 to 2011, with a tax value of $16 million. The Company had approximately $31 million of alternative minimum tax credit carryforwards for U.S. federal tax purposes, which are available indefinitely.

        Provision for income taxes on income from continuing operations before income taxes and extraordinary item is as follows:

	2002		2001	2000
Current
Federal	$		$(1)	$(1)
State and local		(6)	(4)
Foreign		(9)	(8)	(4)

Total current expense		(15)	(13)	(5)
Deferred
Federal		15	(19)	(87)
State and local		6	(2)	(20)
Foreign		(15)	(8)	3

Total deferred benefit (expense)		6	(29)	(104)

Total provision for income taxes		$(9)	$(42)	$(109)

        The Company's provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes and extraordinary item as follows:

	2002	2001	2000
U.S. federal income tax provision at federal statutory rate	$(14)	$(13)	$(73)
Permanent differences from applying purchase accounting		(29)	(29)
Other permanent differences	4	4	6
State income taxes, net of federal income tax effect	1	(4)	(13)

Total provision for income taxes	$(9)	$(42)	$(109)

        The components of the income from continuing operations before income taxes and extraordinary item are as follows:

	2002	2001	2000
United States	$(38)	$(17)	$199
Foreign	78	53	9

Income (loss) before income taxes and extraordinary item	$40	$36	$208

        The Internal Revenue Service is currently examining the years 1998 through 2001. All years through 1997 are closed. While the ultimate results cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

        The Company made income tax payments of $28 million in 2002, $29 million in 2001, and $4 million in 2000.

12.  Employee Benefit Plans

Defined Benefit Plans

        The Company participates in the SSCC sponsored noncontributory defined benefit pension plans covering substantially all employees. The defined benefit plans of the Company are combined with the defined benefit plans of Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)"). The assets of these plans are available to meet the funding requirements of the combined plans. The Company intends to fund its proportionate share of the future contributions based on the funded status of the Company's plan determined on an actuarial basis. Therefore, the plan asset information provided below is based on an actuarial estimate of assets and liabilities, excluding the effect of the plan merger, in order to be consistent with the presentation of the consolidated statements of operations and balance sheets.

        The benefit obligation, fair value of plan assets and the under funded status of the JSC(U.S.) defined benefit plans at December 31, 2002 were $1,264 million, $839 million and $425 million, respectively.

        Approximately 43% of the merged pension plan assets at December 31, 2002 are invested in cash equivalents or debt securities and 57% are invested in equity securities. Equity securities at December 31, 2002 include 2.7 million shares of SSCC common stock with a market value of approximately $41 million.

        The Company sponsors noncontributory and contributory defined benefit pension plans for its foreign operations. Approximately 48% of the foreign pension plan assets at December 31, 2002 are invested in cash equivalents or debt securities and 52% are invested in equity securities.

        The pension plans for the discontinued European operations (See Note 2) are included in the following defined benefit plan tables. The projected benefit obligation and under funded status of the European operations at December 31, 2002 and 2001 was $131 million and $105 million, respectively. There were no plan assets for these pension plans. Pension expense for the European operations was $7 million, $6 million and $6 million for 2002, 2001 and 2000, respectively.

Postretirement Health Care and Life Insurance Benefits

        The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The discontinued European operations do not participate in these plans. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") were 12.00% for the U.S. plans and 9.40% for the foreign plans at December 31, 2002, decreasing to the ultimate rate of 5.00% for the U.S. plans and 4.80% for the foreign plans. The effect of a 1% change in the assumed health care cost trend rate would increase/(decrease) the APBO as of December 31, 2002 by $9 million and $8 million, respectively, and would change the annual net periodic postretirement benefit cost by $1 million for 2002.

        The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

	Defined Benefit Plans		Postretirement Plans
	2002	2001	2002		2001
Change in benefit obligation:
Benefit obligation at January 1	$1,232	$1,130		$132		$91
Service cost	29	27		3		3
Interest cost	82	79		9		8
Acquisition		7				4
Amendments	13	10		(11)		(9)
Actuarial loss	47	64		3		45
Plan participants' contributions	3	3		3		3
Benefits paid and expected expenses	(64)	(60)		(15)		(12)
Foreign currency rate changes	23	(28)				(1)

Benefit obligation at December 31	$1,365	$1,232		$124		$132

Change in plan assets:
Fair value of plan assets at January 1	$730	$768	$		$
Acquisition		7
Actual return on plan assets	(46)	(11)
Employer contributions	118	42		12		9
Plan participants' contributions	3	3		3		3
Benefits paid	(64)	(60)		(15)		(12)
Foreign currency rate changes	3	(19)

Fair value of plan assets at December 31	$744	$730	$		$

Over (under) funded status:	$(621)	$(502)		$(124)		$(132)
Unrecognized actuarial loss	321	158		39		40
Unrecognized prior service cost	37	27		(18)		(9)

Net amount recognized	$(263)	$(317)		$(103)		$(101)

Amounts recognized in the balance sheets:
Accrued pension liability	$(525)	$(418)		$(103)		$(101)
Intangible asset	40	27
Accumulated other comprehensive (income) loss	222	74

Net amount recognized	$(263)	$(317)		$(103)		$(101)

        The weighted average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

	Defined Benefit Plans		Postretirement Plans
	2002	2001	2002	2001
Weighted average discount rate:
U.S. plans	6.75%	7.25%	6.75%	7.25%
Foreign plans	5.50-6.50%	6.50%	6.50%	6.50%
Rate of compensation increase	2.00-4.00%	3.25-4.00%	N/A	N/A
Expected return on plan assets	9.50%	9.50%	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	9.40-12.00%	9.40-12.00%

        Effective January 1, 2003, the Company reduced the expected long-term rate of return on plan assets to 9.0%.

        The components of net pension expense for the defined benefit plans and the components of the postretirement benefits costs follow:

	Defined Benefit Plans			Postretirement Plans
	2002	2001	2000	2002	2001	2000
Service cost	$29	$27	$23	$3	$3	$2
Interest cost	82	79	68	9	8	6
Expected return on plan assets	(75)	(73)	(61)
Net amortization and deferral	3	3		(1)		(1)
Recognized actuarial loss (gain)	4		(3)	2
Multi-employer plans	8	6	4			1

Net periodic benefit cost	$51	$42	$31	$13	$11	$8

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,365 million, $1,267 million and $744 million, respectively, as of December 31, 2002 and $1,232 million, $1,139 million and $730 million as of December 31, 2001.

Savings Plans

        The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $12 million in 2002, $12 million in 2001 and $10 million in 2000.

13.  Preferred and Common Stock

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

14.  Stock Option and Incentive Plans

        Prior to the Merger, the Company maintained incentive plans for selected employees. Effective with the Merger, options outstanding under the Company's plans were converted into options to acquire SSCC common stock, and all outstanding options under both the Company and SSCC plans became exercisable and fully vested.

        In November 1998, SSCC adopted the 1998 Long-Term Incentive Plan ("1998 Plan"), which reserved 8.5 million shares of SSCC common stock for non-qualified stock options and performance awards. In 2001, an additional 8 million shares of SSCC common stock were reserved for issuance under the 1998 Plan.

Certain employees of the Company are covered under the 1998 Plan. The stock options are exercisable at a price equal to the fair market value of SSCC's common stock on the date of grant. The vesting schedule and other terms and conditions of options granted under the 1998 Plan are established separately for each grant. The number of options that become vested and exercisable in any one year may not exceed one-third of the options granted for certain participants and may not exceed one-fourth of the options granted for other participants. In general, these options expire ten years from the date of grant.

        Certain grants under the 1998 Plan contain change in control provisions which provide for immediate vesting and exercisability in the event that specific SSCC ownership conditions are met. These grants also allow for immediate vesting and exercisability in the event of retirement. These options remain exercisable until the earlier of five years from retirement or ten years from the initial grant date. The stock options granted prior to April 2001 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets. Beginning in April 2001, the options granted vest and become exercisable at the rate of 25% each year for four years.

        During 2001, the Company revised its annual management incentive plan so that a portion of annual employee bonuses is paid in the form of RSUs under the 1998 Plan. The RSUs are non-transferable and do not have voting rights. These RSUs vest immediately, but the restrictions do not lapse until the third anniversary of the award date. The Company pays a premium on the employee bonuses in the form of RSUs ("Premium RSUs") to certain employees. Premium RSUs vest at the earlier of a change in control, death, disability or three years after the award date. At December 31, 2002, the Company recorded a liability of $3 million for RSUs to be issued in 2003 for services provided in 2002. At December 31, 2001, the Company recorded a liability of $2 million for RSUs to be issued in 2002 for services provided in 2001. In addition, non-vested RSUs were issued in 2002, which vest in three to five years. The cost of Premium RSUs and non-vested RSUs of $1 million in 2002 and $.5 million in 2001 are amortized over the vesting period.

15.  Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), net of tax is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability		Unrealized Gain (Loss) on Marketable Securities		Deferred Hedge Gain (Loss)		Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2000	$(7)	$			$3	$		$(4)
Current period change	(8)		(3)					(11)

Balance at December 31, 2000	(15)		(3)		3			(15)
Cumulative effect of accounting change							3	3
Net changes in fair value of hedging transactions							(14)	(14)
Net loss reclassified into earnings							4	4
Current period change	(3)		(44)		(2)			(49)

Balance at December 31, 2001	(18)		(47)		1		(7)	(71)
Net changes in fair value of hedging transactions							2	2
Net loss reclassified into earnings							4	4
Current period change	7		(90)		(1)			(84)

Balance at December 31, 2002	$(11)		$(137)	$			$(1)	$(149)

16.  Goodwill Accounting

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company has completed the required transitional and annual impairment tests and determined there to be no goodwill impairment.

        Income from continuing operations before extraordinary item and net income applicable to common shares for the years ended December 31, 2001 and 2000, adjusted to exclude goodwill amortization expense, are as follows:

	2001	2000
Reported income from continuing operations before extraordinary item	$(6)	$99
Goodwill amortization	82	80

Adjusted income from continuing operations before extraordinary item	$76	$179

Reported net income applicable to common shares	$10	$108
Goodwill amortization	84	82

Adjusted net income applicable to common shares	$94	$190

        As of January 1, 2002, goodwill of $3,014 million (net of $245 million of amortization) was attributable to the Company's segments as follows: $2,808 million for Containerboard and Corrugated Containers segment and $206 million for Consumer Packaging segment. The International segment goodwill was reclassified to assets held for sale in the accompanying consolidated balance sheets (See Note 2). During the year ended December 31, 2002, no goodwill was impaired or written-off. Goodwill of $9 million was acquired in conjunction with the acquisition of two corrugated container facilities from PSG (See Note 3).

17.  Related Party Transactions

Transactions with JSC(U.S.)

        The Company sold and purchased containerboard at market prices from JSC(U.S.), a subsidiary of SSCC, as follows:

	2002	2001	2000
Product sales	$574	$535	$422
Product and raw material purchases	370	311	387
Net payables at December 31	19	29	24

        Corporate shared expenses are allocated between the Company and JSC(U.S.) based on an established formula using a weighted average rate based on the net book value of fixed assets, number of employees and sales. Net payables are settled in cash.

Transactions with JS Group

        On September 3, 2002, JS Group completed the distribution to its stockholders of substantially all of its 71.6 million shares of SSCC common stock, which represented approximately 29.3% of the outstanding SSCC common stock. The distribution was a condition to the consummation of a cash offer by an affiliate of Madison Dearborn Partners, L.L.C. for the purchase of all the outstanding shares of capital stock of JS Group. Michael W. J. Smurfit and Anthony P. J. Smurfit are directors of both SSCC and JS Group and Dermot F. Smurfit and Howard E. Kilroy are directors of SSCC and were directors of JS Group until

September 2002. Michael W. J. Smurfit, Anthony P. J. Smurfit, Dermot F. Smurfit and Howard E. Kilroy have announced their intention to retire from the SSCC Board of Directors effective as of May 8, 2003.

        Transactions with JS Group, its subsidiaries and affiliated companies were as follows:

	2002	2001	2000
Product sales	$22	$17	$21
Product and raw material purchases	5	7	11
Receivables at December 31	5		3
Payables at December 31	1		1
Note receivable at December 31			1
Sale of business		1	2
Purchase of business			2

        Product sales to and purchases from JS Group, its subsidiaries and affiliates are consummated on terms generally similar to those prevailing with unrelated parties.

        On February 20, 2003, the Company finalized agreements to exchange its European packaging operations for JS Group's 50% ownership in Smurfit-MBI plus approximately $190 million in cash (See Note 2).

Transactions with Non-consolidated Affiliates

        The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates on terms generally similar to those prevailing with unrelated parties. The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

	2002	2001	2000
Product sales	$237	$221	$210
Product and raw material purchases	16	15	23
Receivables at December 31	31	33	31
Payables at December 31	2	1	1

Other Transactions

        Leigh J. Abramson, a member of the SSCC Board of Directors, is a Managing Director of Morgan Stanley & Co. Incorporated, which has provided, and continues to provide, various financial services to the Company, including investment banking, investment management, financial advisory and commodity hedging. Payments made to Morgan Stanley & Co. Incorporated, representing fees earned for financial services, were approximately $1 million, $14 million and $6 million during 2002, 2001 and 2000, respectively.

        Thomas A. Reynolds, III, a member of the SSCC Board of Directors, is a member of the Executive Committee of the law firm of Winston & Strawn, which has provided, and continues to provide, legal services to the Company and its subsidiaries.

18.  Fair Value of Financial Instruments

        The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

	2001		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3	$3	$7	$7
Notes receivable	2	2	8	8
Net derivative liabilities	2	2	13	13
Long-term debt including current maturities	3,389	3,455	3,516	3,605

        The carrying value of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable are based on discounted future cash flows or the applicable quoted market price. The fair values of the Company's derivatives are based on prevailing market rates at December 31, 2002. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

19.  Other, Net

        The significant components of other, net are as follows:

	2002	2001	2000
Foreign currency transaction gains (losses)	$(3)	$8	$
Gain on redemption of convertible preferred stock of Four M Corporation				13
Loss on sales of receivables to SRC	(5)	(11)		(16)
Other	7	8		10

Total other, net	$(1)	$5		$7

20.  Contingencies

        The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters. As of December 31, 2002, the Company had approximately $25 million reserved for environmental liabilities.

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

21.  Business Segment Information

        On January 1, 2002, the Company combined the Specialty Packaging segment with the Consumer Packaging segment. These segments were previously not reportable. The information for 2001 and 2000 has been restated in order to conform to the 2002 presentation. The Company's European operations which are held for sale, have been classified as discontinued operations and are excluded from the segment results for all periods presented.

        The Company has two reportable segments: (1) Containerboard and Corrugated Containers and (2) Consumer Packaging. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Consumer Packaging segment converts kraft and specialty paper into multiwall bags, consumer bags, and intermediate bulk containers. These bags and intermediate bulk containers are designed to ship and protect a wide range of industrial and consumer products, including fertilizers, chemicals, concrete and pet and food products.

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

        The Company's reportable segments are strategic business units that offer different products, and each is managed separately because they manufacture distinct products. Other includes one non-reportable segment, International, and corporate related items which include goodwill, the elimination of intercompany assets and intercompany profit and income and expense not allocated to reportable segments (corporate expenses, restructuring charges, goodwill amortization (prior to 2002), interest expense, and the adjustment to record inventory at LIFO).

        A summary by business segment follows:

	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
Year ended December 31, 2002
Revenues from external customers	$4,331	$632	$7	$4,970
Intersegment revenues	84			84
Depreciation and amortization	239	8	8	255
Segment profit (loss)	346	46	(352)	40
Income in non-consolidated affiliates	16		2	18
Total assets	4,140	193	4,134	8,467
Expenditures for long-lived assets	86	9	22	117
Year ended December 31, 2001
Revenues from external customers	$4,577	$605	$7	$5,189
Intersegment revenues	99			99
Depreciation and amortization	237	7	86	330
Segment profit (loss)	458	34	(456)	36
Income in non-consolidated affiliates	13		1	14
Total assets	4,322	195	4,121	8,638
Expenditures for long-lived assets	75	2	26	103
Year ended December 31, 2000
Revenues from external customers	$4,590	$561	$28	$5,179
Intersegment revenues	100			100
Depreciation and amortization	205	5	78	288
Segment profit (loss)	738	31	(561)	208
Income in non-consolidated affiliates	12		1	13
Total assets	4,628	171	4,252	9,051
Expenditures for long-lived assets	217	8	22	247

        The following table presents net sales to external customers by country of origin:

	2002	2001	2000
United States	$4,751	$4,988	$5,005
Foreign	219	201	174

Total	$4,970	$5,189	$5,179

        The following table presents long-lived assets by country at December 31:

	2002	2001	2000
United States	$2,870	$3,073	$3,234
Canada	818	848	876
Other	18	22	25

	3,706	3,943	4,135
Goodwill	3,023	3,014	3,078

Total	$6,729	$6,957	$7,213

        The Company's export sales from the United States were approximately $227 million for 2002, $187 million for 2001 and $246 million for 2000.

22.  Quarterly Results (Unaudited)

        The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Net sales	$1,180	$1,246	$1,291	$1,253
Gross profit	182	189	210	186
Income (loss) from continuing operations before extraordinary item	(3)	1	26	7
Discontinued operations	6	3	3	7
Loss on disposition of discontinued operations				(40)
Extraordinary item		(4)	(4)
Net income (loss)	3		25	(26)
2001
Net sales	$1,360	$1,300	$1,299	$1,230
Gross profit	221	202	207	185
Income (loss) from continuing operations before extraordinary item	4	(7)	3	(6)
Discontinued operations	8	6	4	2
Extraordinary item	(4)
Net income (loss)	8	(1)	7	(4)

STONE CONTAINER CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C		Column D			Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Other Describe			Deductions Describe		Balance at End of Period
Allowance for doubtful accounts and sales returns and allowances:
Year ended December 31, 2002	$41		$6		$(13	)(a)	$7	(b)	$27
Year ended December 31, 2001	$42		$8		$(8	)(a)	$1	(b)	$41
Year ended December 31, 2000	$39		$9		$(4	)(a)(c)	$2	(b)	$42
Exit liabilities:
Year ended December 31, 2002	$28	$			$(4	)(d)	$3	(e)	$21
Year ended December 31, 2001	$38	$			$2	(d)	$12	(e)	$28
Year ended December 31, 2000	$183	$			$(5	)(d)	$140	(e)	$38
Restructuring:
Year ended December 31, 2002	$9		$20	$			$23	(e)	$6
Year ended December 31, 2001	$11		$6	$			$8	(e)	$9
Year ended December 31, 2000	$		$53	$			$42	(e)	$11
(a)
Includes the effect of the accounts receivable securitization application of SFAS No. 140.

(b)
Uncollectible amounts written off, net of recoveries.

(c)
Includes $3 million acquired in connection with the St. Laurent Acquisition.

(d)
Charges associated with the exit activities included in the purchase price allocation of St. Laurent and reduction to Stone exit liabilities.

(e)
Charges against the exit liability reserves.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

        None.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to Stone Container Corporation would be made known to them by others within the company.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Indentures and other debt instruments with respect to long-term debt that do not exceed 10 percent of the total assets of Stone Container and its ies on a consolidated basis are not filed herewith. The Registrant agrees to furnish a copy of such documents to the Commission upon request.
4.1
Indenture dated as of January 25, 2001, between Stone Container and The Bank of New York, as Trustee, relating to Stone Container's 9 1/4% Senior Notes due 2008 and 9 3/4% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to Stone Container's Registration Statement on Form S-4, Registration Number 333-58030).
4.2(a)
Guaranty, dated October 7, 1983, between Stone Container and The Continental Group, Inc. (incorporated by reference to Exhibit 4(h) to Stone Container's Registration Statement on Form S-3, Registration Number 33-36218).
4.2(b)
Amendment No. 1 to Guaranty, dated as of June 1, 1996, among Continental Holdings, Inc., Continental Group, Inc. and Stone Container (incorporated by reference to Exhibit 4(r) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.1
Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container, Smurfit-Stone Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JP Morgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1 to Stone Container's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.2(a)*	Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Stone Container's Proxy Statement dated as of April 10, 1992).
10.2(b)*
Amendment of the Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.3(a)*	Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Stone Container's Proxy Statement dated as of April 7, 1995).
10.3(b)*
Amendment of the Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.4*	Jefferson Smurfit Corporation (U.S.) Management Incentive Plan (incorporated by reference to Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.5(a)*	Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.5(b)*
First Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.5(c)*
Second Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.5(d)*
Third Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.6(a)
Pooling and Servicing Agreement, dated as of October 1, 1999, by and among Stone Receivables Corporation, as Transferor, Stone Container, as Securer, and The Chase Manhattan Bank, as Trustee (incorporated by reference to Exhibit 10.1(a) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.6(b)
Series 1999-1 Supplement, dated as of October 15, 1999, among Stone Receivables Corporation ("SRC"), as Transferor, Stone Container as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(b) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.6(c)
Series 1999-2 Supplement, dated as of October 15, 1999, among SRC, as Transferor, Stone Container as Servicer, and The Chase Manhattan Bank, as Trustee, under the Pooling and Servicing Agreement (incorporated by reference to Exhibit 10.1(c) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.6(d)
Receivables Purchase Agreement, dated as of October 15, 1999, between Stone Container, as Seller, and SRC, as Purchaser (incorporated by reference to Exhibit 10.1(d) to Stone Container's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.6(e)	Amendment No. 1 to Receivables Purchase Agreement, dated as of March 30, 2001, between Stone Container and SRC.
10.6(f)
Additional Seller Supplement to Receivables Purchase Agreement, dated as of March 30, 2001, by St. Laurent Paperboard (U.S.) Inc. and accepted by Stone Container, SRC, The Chase Manhattan Bank, as Trustee and Bank One, NA, as Agent.
10.7*
Consulting Agreement dated as of January 4, 2002 by and between Ray M. Curran and SSCC (incorporated by reference to Exhibit 10.25 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.8*
Letter Agreement dated January 4, 2002 by and between Ray M. Curran and SSCC (incorporated by reference to Exhibit 10.26 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.9(a)*	Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.28 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.9(b)*	First Amendment of Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.10*
Restricted Stock Unit Agreement dated as of January 4, 2002 by and between Smurfit-Stone Container Corporation and Patrick J. Moore (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.11*	Employment Agreement of William N. Wandmacher (incorporated by reference to Exhibit 10.31 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.12*	Employment Agreement of F. Scott Macfarlane (incorporated by reference to Exhibit 10.32 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.13*	Employment Agreement of James P. Davis (incorporated by reference to Exhibit 10.22 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates a management contract or compensation plan or arrangement.

b)
Report of Form 8-K

        Form 8-K dated December 4, 2002 was filed with the Securities and Exchange Commission ("SEC") in connection with the announcement that SSCC, the sole stockholder of Stone Container, had issued a press release announcing that Stone Container Finance Company of Canada ("SCFCC"), an indirect wholly-owned subsidiary of SSCC, commenced a tender offer relating to any and all of its outstanding 11.5% Senior Notes due 2006 (the "Notes").

        Form 8-K dated January 3, 2003 was filed with the SEC in connection with the announcement that SSCC issued a press release announcing that SCFCC's tender offer to purchase any and all of its Notes had expired and that all Notes tendered were accepted for purchase.

        Form 8-K dated January 29, 2003 was filed with the SEC in connection with the announcement that SSCC had signed a letter of intent with Jefferson Smurfit Group ("JS Group") to exchange its European packaging operations and receive JS Group's 50% ownership in Smurfit-MBI and a payment of approximately $190 million.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 10, 2003		STONE CONTAINER CORPORATION (Registrant)
	By	/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK J. MOORE Patrick J. Moore	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2003
/s/ CHARLES A. HINRICHS Charles A. Hinrichs	Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 10, 2003
/s/ PAUL K. KAUFMANN Paul K. Kaufmann	Vice President and Corporate Controller (Principal Accounting Officer)	March 10, 2003

Certifications

I, Patrick J. Moore, certify that:

1.
I have reviewed this annual report on Form 10-K of Stone Container Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ PATRICK J. MOORE Patrick J. Moore President and Chief Executive Officer

I, Charles A. Hinrichs, certify that:

1.
I have reviewed this annual report on Form 10-K of Stone Container Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA (h)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Signatures
Certifications