Form 10-Q
period 2003-03-31
STONE CONTAINER CORP
filed 2003-05-07
CIK 94610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For Quarter Ended March 31, 2003
Commission File Number 1-3439

STONE CONTAINER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2041256
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
150 North Michigan Avenue, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of March 31, 2003, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(In millions)
	2003	2002
Net sales	$1,221	$1,180
Costs and expenses
Cost of goods sold	1,060	998
Selling and administrative expenses	123	117
Restructuring charges	2	6

Income from operations	36	59
Other income (expense)
Interest expense, net	(62)	(68)
Loss from early extinquishment of debt	(1)
Equity income of affiliates	4	3
Other, net	(17)

Loss from continuing operations before income taxes and cumulative effect of accounting change	(40)	(6)
Benefit from income taxes	16	3

Loss from continuing operations before cumulative effect of accounting change	(24)	(3)

Discontinued operations
Income from discontinued operations, net of income taxes of $4 in 2003 and $3 in 2002	6	6

Income (loss) before cumulative effect of accounting change	(18)	3
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $1	(2)

Net income (loss)	$(20)	$3

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5	$3
Receivables, less allowances of $28 in 2003 and $27 in 2002	267	231
Inventories
Work-in-process and finished goods	162	144
Materials and supplies	343	313

	505	457
Deferred income taxes	127	129
Assets held for sale		552
Prepaid expenses and other current assets	52	46

Total current assets	956	1,418
Net property, plant and equipment	3,763	3,666
Timberland, less timber depletion	43	40
Goodwill	3,146	3,023
Investment in equity of non-consolidated affiliates	18	133
Other assets	185	187

	$8,111	$8,467

Liabilities and Stockholder's Equity
Current liabilities
Current maturities of long-term debt	$27	$35
Accounts payable	330	308
Accrued compensation and payroll taxes	103	113
Interest payable	33	80
Liabilities held for sale		275
Other current liabilities	96	82

Total current liabilities	589	893
Long-term debt, less current maturities	3,229	3,354
Other long-term liabilities	745	690
Deferred income taxes	657	649
Stockholder's equity
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	3,016	3,016
Retained earnings (deficit)	(6)	14
Accumulated other comprehensive income (loss)	(119)	(149)

Total stockholder's equity	2,891	2,881

	$8,111	$8,467

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(In millions)
	2003	2002
Cash flows from operating activities
Net income (loss)	$(20)	$3
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Loss from early extinquishment of debt	1
Cumulative effect of accounting change for asset retirement obligations	3
Depreciation and amortization	71	69
Amortization of deferred debt issuance costs	1	2
Deferred income taxes	(16)	(5)
Pension and post-retirement benefits	12	(2)
Non-cash restructuring charges	1	1
Foreign currency exchange losses	16
Equity income of affiliates	(4)	(3)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	6	(65)
Inventories	(7)	18
Prepaid expenses and other current assets	(1)	(1)
Accounts payable and other current liabilities	(15)	(18)
Interest payable	(47)	(29)
Income taxes	(3)
Other, net	(10)	(6)

Net cash used for operating activities	(12)	(36)

Cash flows from investing activities
Expenditures for property, plant and equipment	(26)	(16)
Proceeds from sales of assets	198	2

Net cash provided by (used for) investing activities	172	(14)

Cash flows from financing activities
Net borrowings (repayments) of debt	(157)	49

Net cash (used for) provided by financing activities	(157)	49

Effect of exchange rate changes on cash	(1)

Increase (decrease) in cash and cash equivalents	2	(1)
Cash and cash equivalents
Beginning of period	3	7

End of period	$5	$6

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

1.    Significant Accounting Policies

        The accompanying consolidated financial statements and notes thereto of Stone Container Corporation ("Stone" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company's financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed March 10, 2003, with the Securities Exchange Commission.

        The Company is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC").

2.     Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

3.     Stock-Based Compensation

        The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three months ended March 31,
	2003	2002
Net income (loss), as reported	$(20)	$3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(2)

Pro forma net income (loss)	$(22)	$1

4.     Discontinued Operations

        In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group ("JS Group"), formerly SSCC's largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian packaging business, and approximately $189 million. The Company recorded a loss on disposition of discontinued European operations of $40 million arising from a provision for taxes on the disposition during the fourth quarter of 2002.

        On March 31, 2003, the Company completed these exchange transactions. Previously, the Company owned 50% of Smurfit-MBI, and as a result of the completed transactions now owns 100% of Smurfit-MBI. No additional adjustments to the loss on disposition of discontinued European operations were recorded during the first quarter of 2003. The Company will finalize its accounting for the disposition of the European operations during the second quarter of 2003 subject to working capital adjustments, which are not expected to have a material impact on the Company's results of operations.

        Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The acquisition of the remaining 50% of Smurfit-MBI was accounted for as a purchase business combination, and accordingly, the assets and liabilities of Smurfit-MBI were included in the March 31, 2003 consolidated balance sheet, and the related results of operations will be included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $111 million has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in goodwill of $123 million, including a reclassification of $52 million associated with the Company's original investment, which has been allocated to the Containerboard and Corrugated Containers segment.

5.     Asset Retirement Obligations

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. SFAS No. 143 established accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company has adopted the new accounting for asset retirement obligations effective January 1, 2003. Application of the new rules resulted in an increase in net property, plant and equipment of $1 million, recognition of an asset retirement obligation liability of $4 million and a cumulative effect of an accounting change of $2 million, net of income taxes of $1 million, to recognize asset retirement obligations incurred as of the adoption date. Certain of the Company's facilities have indeterminate lives because they are expected to remain in operation for the foreseeable future. Consequently, the asset retirement obligations related to these facilities cannot be reasonably estimated.

6.     Restructuring and Exit Liabilities

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 effective January 1, 2003.

        The Company recorded a restructuring charge of $2 million during the first quarter of 2003 related to the closure of a converting facility. No significant additional charges related to this shutdown facility are expected. The assets of the closed operation were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. The shutdown resulted in approximately 110 employees being terminated. The net sales and operating loss of the facility in 2003 prior to closure were $3 million and $1 million, respectively. The net sales and operating loss of the facility in 2002 were $17 million and $4 million, respectively.

        At December 31, 2002, the Company had $27 million of exit liabilities related to the restructuring of operations. The Company had an $8 million reduction to the environmental exit liabilities and an insignificant amount of cash disbursements related to these exit liabilities for the three months ended March 31, 2003.

7.     Other, Net

        For the three months ended March 31, 2003, the Company recorded non-cash foreign currency exchange losses of approximately $16 million related to its operations in Canada.

8.     Long-Term Debt

        In March 2003, the Company repaid $190 million of the Tranche C term loan due October 1, 2003 and $7 million of the Tranche B term loan due June 30, 2009 from proceeds received from the sale of the European operations (See Note 4) and other asset sales. A loss of $1 million was recorded due to the early extinguishments of debt. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections," the loss was not recorded as an extraordinary item, but rather a component of loss from continuing operations.

9.     Guarantees

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee. The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002. Disclosure requirements are effective for guarantees issued prior to January 1, 2003.

        The Company has certain woodchip processing contracts, entered into prior to January 1, 2003, extending from 2004 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At March 31, 2003, the maximum potential amount of future payment related to these guarantees is approximately $28 million and decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

10.   Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

        The Company's only significant non-consolidated affiliate was Smurfit-MBI, in which the Company owned a 50% interest. Upon closing of the exchange transactions, on March 31, 2003, the Company acquired the remaining 50% interest from JS Group (See Note 4). Smurfit-MBI was accounted for as an equity affiliate through March 31, 2003 and as such, is included in the summarized financial information below. Smurfit-MBI had net sales of $110 million and $102 million for the three months ended March 31, 2003 and 2002, respectively.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended March 31,
	2003	2002
Results of operations
Net sales	$156	$141
Cost of sales	136	122
Income before income taxes, minority interest and extraordinary charges	9	8
Net income	9	8

11.   Derivative Instruments and Hedging Activities

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

Commodity Futures Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of March 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is nine months. For the three months ended March 31, 2003, the Company reclassified a $1 million gain from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at March 31, 2003 is a $2 million gain included in other current assets. At March 31, 2003, the Company recorded an immaterial amount in cost of goods sold on commodity futures contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

        For the three months ended March 31, 2003, the Company recorded an immaterial amount in cost of goods sold on settled commodity futures contracts, related to the ineffective portion of hedges and contracts not qualifying as hedges.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars and euros, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of one year or less. The fair value of the Company's foreign currency forward contracts at March 31, 2003 is a $7 million gain included in other current assets. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge gain on all commodity and foreign currency contracts is $5 million (net of tax of $3 million) at March 31, 2003. The Company expects to reclassify $5 million into cost of goods sold during the remainder of 2003.

12.   Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended March 31,
	2003	2002
Net income (loss)	$(20)	$3
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	7	1
Net loss (gain) reclassified into earnings	(1)	3
Foreign currency translation adjustment	24	(4)

Comprehensive income	$10	$3

13.   Business Segment Information

        On January 1, 2003, the Company began reporting the elimination of intercompany profit and the adjustment to record inventory at LIFO at the segment level for management reporting purposes. The information for 2002 has been restated in order to conform to the 2003 presentation.

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

        Other includes one non-reportable segment, International, and corporate related items. Corporate related items include income and expense not allocated to reportable segments including corporate expenses, restructuring charges and interest expense.

        A summary by business segment follows:

Three months ended March 31,	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
2003
Revenues from external customers	$1,066	$154	$1	$1,221
Intersegment revenues	27			27
Segment profit (loss)	46	8	(94)	(40)
2002
Revenues from external customers	$1,025	$154	$1	$1,180
Intersegment revenues	24			24
Segment profit (loss)	72	9	(87)	(6)

14.   Contingencies

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

        If all or most of the other PRPs are unable to satisfy their portion of the clean up costs at one or more of the significant sites in which the Company is involved or the Company's expected share increases, the resulting liability could have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to Stone Container Corporation or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

  •
  the impact of general economic conditions in North America and in other locations in which we currently do business;

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

        Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.

RESULTS OF OPERATIONS

        In December 2002, we reached agreements with an affiliate of Jefferson Smurfit Group (JS Group) to exchange, in two separate transactions, our European packaging operations for JS Group's 50% ownership in Smurfit MBI, a Canadian packaging business, and a payment from JS Group of approximately $189 million. On March 31, 2003, we completed these exchange transactions. We previously owned 50% of Smurfit-MBI and, as a result of the completed transactions, now own 100% of Smurfit-MBI. Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The acquisition was accounted for as a purchase business combination, and accordingly, the related assets and liabilities of Smurfit-MBI were included in the March 31, 2003 consolidated balance sheet and the related results of operations will be included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $111 million has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. Preliminary goodwill of $123 million, including a reclassification of $52 million associated with our original investment, was recorded and allocated to the Containerboard and Corrugated Containers segment.

First Quarter 2003 Compared to First Quarter 2002

	Three months ended March 31,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,066	$46	$1,025	$72
Consumer packaging	154	8	154	9
Other operations	1		1

Total operations	$1,221	54	$1,180	81

Restructuring charges		(2)		(6)
Interest expense, net		(62)		(68)
Corporate expenses and other		(30)		(13)

Loss from continuing operations before income taxes and cumulative effect of accounting change		$(40)		$(6)

        Consolidated net sales of $1,221 million in 2003 increased by 3% compared to 2002 due primarily to higher average sales prices for most of our major products. Harsh winter weather conditions in much of the country and uncertainty created by the geopolitical situation resulted in demand weakness and some packaging price erosion during the first quarter of 2003. Compared to the fourth quarter of 2002, our containerboard and corrugated container shipments declined more sharply than expected in what is a seasonally softer quarter.

        The increase or decrease in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging		Other Operations	Total
Sales price and product mix	$27		$4	$	$31
Sales volume	16		(2)		14
Acquisitions	3				3
Closed facilities	(5)		(2)		(7)

Total	$41	$		$	$41

        Cost of goods sold increased compared to 2002 due primarily to higher energy cost ($20 million) and higher reclaimed fiber cost ($9 million). Cost of goods sold, as a percent of net sales increased from 85% in 2002 to 87% in 2003 due primarily to the higher cost of energy and reclaimed fiber.

        Selling and administrative expenses increased due primarily to higher fringe benefit costs and certain litigation costs. Selling and administrative expenses as a percent of net sales was 10% in 2003, comparable to last year.

        We recorded restructuring charges of $2 million in 2003 related to the closure of a converting facility.

        Interest expense, net decreased by $6 million due primarily to the favorable impacts of lower interest rates ($3 million) and lower average borrowings ($3 million). Our overall average effective interest rate in 2003 was lower than 2002 by approximately 32 basis points.

        Other, net for 2003 includes non-cash foreign currency exchange losses totaling $16 million compared to zero in 2002.

        Loss from continuing operations before income taxes and cumulative effect of accounting change was $40 million in 2003. The decline in segment earnings was due primarily to higher costs, including energy, employee benefits and reclaimed fiber, as well as non-cash foreign currency exchange losses. The decline in interest expense partially offset the earnings decline.

        Benefit from income taxes differed from the federal statutory rate due primarily to state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales increased by 4% due primarily to higher containerboard sales volume and an increase in the average sales prices for corrugated containers, market pulp and containerboard. Corrugated container sales prices were higher by 1%. Despite a decrease in containerboard prices of $10 to $15 per ton in February 2003, prices for the quarter were higher than last year by approximately 3%. We announced a $35 per ton price increase for containerboard effective April 14, 2003 and will begin to implement price increases on corrugated containers in the second quarter. The average sales price for market pulp increased by 15%.

        Production of containerboard increased by 4%. During the first quarter, our containerboard mills ran at an average of 93.6% of capacity. Shipments of corrugated containers decreased 2% compared to last year. Our production of market pulp decreased by 9% and kraft paper production decreased by 2% compared to last year.

        Profits decreased by $26 million due primarily to higher costs, including energy ($20 million), employee benefits and reclaimed fiber ($9 million). Cost of goods sold as a percent of net sales increased to 88% for 2003 compared to 84% for 2002 due primarily to the higher reclaimed fiber and energy cost.

Consumer Packaging Segment

        Net sales for 2003 were comparable to last year. Sales were favorably impacted by higher sales prices for consumer bags and flexible products. Sales prices for multiwall bags were comparable to last year. Multiwall bag shipments were higher by 2%. Net sales were unfavorably impacted by lower sales volume for our consumer bags and flexible products and the closure of a converting facility.

        Profits decreased by $1 million compared to last year due primarily to higher employee benefits cost. Cost of goods sold as a percent of net sales increased to 87% for 2003 compared to 85% for 2002 due primarily to higher employee benefit costs.

Statistical Data

	Three months ended March 31,
(In thousands of tons, except as noted)
	2003	2002
Mill production
Containerboard (a)	1,338	1,292
Kraft paper	65	66
Market pulp	132	145
Solid bleached sulfate	30	30
Corrugated containers sold (billion sq. ft.) (a)	12.4	12.7
Multiwall bags sold (million bags)	277	271

a)
Excludes discontinued operations.

RESTRUCTURING AND EXIT LIABILITIES

        We recorded restructuring charges of $2 million during 2003 related to the closure of a converting facility. No additional significant charges are expected for this closure. The assets of the closed operation were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. The cash portion of the restructuring charges was approximately $1 million, primarily for severance costs, will be paid in 2003. There were no material cash expenditures related to these charges for the three months ended March 31, 2003. The shutdown resulted in approximately 110 employees being terminated.

        At December 31, 2002, we had $27 million of exit liabilities related primarily to the restructuring of operations in connection with the merger with Smurfit-Stone, the acquisition of St. Laurent Paperboard Inc. and our restructuring activities. During the three months ended March 31, 2003, there were no material cash expenditures for these exit liabilities, but we reduced environmental exit liabilities by $8 million. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the three months ended March 31, 2003, proceeds from property and timberland disposals and sale of businesses of $198 million were used to fund net cash used for operating activities of $12 million, net debt payments of $157 million and expenditures for property, plant and equipment of $26 million.

        In March 2003, as explained in Results of Operations above, the exchange transactions with JS Group were completed. The $189 million of cash proceeds were used to reduce borrowings outstanding under the Stone Container credit facility. The net impact of the transactions on our future results of operations and liquidity are not expected to be material.

        We expect internally generated cash flows, available borrowing capacity under our credit agreements and future financing activities will be sufficient for the next two years to meet our obligations, including debt service, pension funding, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2003 and for 2004 are $15 million and $49 million, respectively, with varying amounts thereafter.

        We intend to hold capital expenditures for 2003 significantly below our anticipated annual depreciation level of $282 million. As of March 31, 2003, we had authorized commitments for capital expenditures of $88 million, including $33 million for environmental projects, $15 million to maintain competitiveness and $40 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of March 31, 2003, we had $394 million of unused borrowing capacity under our credit agreement.

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

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of March 31, 2003, we had futures contracts to hedge approximately 20% to 25% of our expected natural gas requirements for the months of April through June 2003 and approximately 11% of our requirements for July through December 2003. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The change in energy cost discussed in Part 1, Item 2—Managements Discussion and Analysis of Financial Condition and results of Operations above includes the impact of the natural gas futures contracts. See Note 11 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposure is the Canadian dollar. The functional currency for our operations in Canada is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. As of March 31, 2003, we had Canadian dollar forward purchase contracts to hedge generally 40% to 60% of our Canadian dollar requirements for the months of April 2003 through September 2003.

        The exchange rate for the Canadian dollar as of March 31, 2003 compared to December 31, 2002 strengthened against the U.S. dollar by 7%. We recognized non-cash foreign currency exchange losses of $16 million for the three months ended March 31, 2003 due to the strengthening of the Canadian dollar. There were no foreign currency exchange gains or losses recognized for the same period last year.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Stone Container from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at March 31, 2003.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings has been denied. We continue to vigorously defend these cases.

        In September 1997, we received a Notice of Violation and a Compliance Order from the United States EPA alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell,

Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, we responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, we received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that we "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. We responded to this notice and indicated the EPA's allegations were without merit. We entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least September 8, 2003. The tolling agreement does not restrict the EPA from bringing suit against us.

        In April 1999, the EPA and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a Notice of Violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which St. Laurent acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and the parties appointed a third-party arbitrator to resolve the issues relating to the indemnification claim. The arbitrator has established a binding cost-sharing formula between the parties as to the cost of any capital expenditures that might be required to resolve the Notices of Violation, as well as any fines and penalties imposed in connection therewith. St. Laurent and Chesapeake are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy the Notices of Violation, and based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe our share of the costs to resolve this matter will not be material and will not exceed established reserves. We entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least September 8, 2003. The tolling agreement does not restrict the EPA from bringing suit against St. Laurent. St. Laurent and Chesapeake are continuing to participate in settlement discussions with the EPA.

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

b)
Reports on Form 8-K:

Form 8-K dated January 3, 2003 was filed with the Securities and Exchange Commission ("SEC") in connection with the announcement that Smurfit-Stone Container Corporation ("SSCC") issued a press release announcing that Stone Container Finance Company of Canada's tender offer to purchase any and all of its outstanding 11.5% Senior Notes due 2006 ("Notes") had expired and that all Notes tendered were accepted for purchase.

Form 8-K dated January 29, 2003 was filed with the SEC in connection with the announcement that SSCC had signed a letter of intent with Jefferson Smurfit Group ("JS Group") to exchange its European packaging operations and receive JS Group's 50% ownership in Smurfit-MBI and a payment of approximately $190 million.

Form 8-K dated April 2, 2003 was filed with the SEC in connection with the announcement that Stone Container had consummated the previously announced transaction with JS Group, involving the exchange of its European operations for JS Group's 50% ownership in Smurfit-MBI and a payment from JS Group of approximately $190 million.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONE CONTAINER CORPORATION (Registrant)
Date: May 7, 2003	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II— OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signatures
Certifications