Form 10-Q
period 2003-06-30
STONE CONTAINER CORP
filed 2003-08-12
CIK 94610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of June 30, 2003, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,			Six months ended June 30,
(In millions)
	2003	2002		2003	2002
Net sales	$1,303		$1,246	$2,524	$2,426
Costs and expenses
Cost of goods sold	1,148		1,057	2,208	2,055
Selling and administrative expenses	110		118	233	235
Restructuring charges				2	6
Loss on sale of assets	2		3	2	3

Income from operations	43		68	79	127
Other income (expense)
Interest expense, net	(58)		(65)	(120)	(133)
Loss from early extinquishment of debt			(6)	(1)	(6)
Equity income of affiliates			5	4	8
Other, net	(20)		(10)	(37)	(10)

Loss from continuing operations before income taxes and cumulative effect of accounting change	(35)		(8)	(75)	(14)
Benefit from income taxes	22		5	38	8

Loss from continuing operations before cumulative effect of accounting change	(13)		(3)	(37)	(6)
Discontinued operations
Income from discontinued operations, net of income tax provisions of $4 for the six months ended June 30, 2003 and $3 and $6 for the three and six months ended June 30, 2002			3	6	9

Income (loss) before cumulative effect of accounting change	(13)			(31)	3
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $1				(2)

Net income (loss)	$(13)	$		$(33)	$3

        See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13	$3
Accounts receivable, less allowances of $28 in 2003 and $27 in 2002	263	231
Inventories
Work-in-process and finished goods	156	144
Materials and supplies	349	313

	505	457
Deferred income taxes	126	129
Assets held for sale		552
Prepaid expenses and other current assets	64	46

Total current assets	971	1,418
Net property, plant and equipment	3,723	3,666
Timberland, less timber depletion	46	40
Goodwill	3,146	3,023
Investment in equity of non-consolidated affiliates	19	133
Other assets	181	187

	$8,086	$8,467

Liabilities and Stockholder's Equity
Current liabilities
Current maturities of long-term debt	$25	$35
Accounts payable	355	308
Accrued compensation and payroll taxes	108	113
Interest payable	75	80
Liabilities held for sale		275
Other current liabilities	111	82

Total current liabilities	674	893
Long-term debt, less current maturities	3,121	3,354
Other long-term liabilities	753	690
Deferred income taxes	659	649
Stockholder's equity
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	3,016	3,016
Retained earnings (deficit)	(19)	14
Accumulated other comprehensive income (loss)	(118)	(149)

Total stockholder's equity	2,879	2,881

	$8,086	$8,467

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(In millions)
	2003	2002
Cash flows from operating activities
Net income (loss)	$(33)	$3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from early extinquishment of debt	1	6
Cumulative effect of accounting change for asset retirement obligations	3
Depreciation and amortization	139	139
Amortization of deferred debt issuance costs	3	3
Deferred income taxes	(41)	6
Pension and post-retirement benefits	25	(2)
Foreign currency exchange losses	36	10
Equity income of affiliates	(4)	(8)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Accounts receivable	15	(67)
Inventories	5	31
Prepaid expenses and other current assets	(12)	(8)
Accounts payable and other current liabilities	19	37
Interest payable	(5)	(5)
Income taxes	(6)
Other, net	(7)	(4)

Net cash provided by operating activities	138	141

Cash flows from investing activities
Expenditures for property, plant and equipment	(60)	(47)
Proceeds from sales of assets	204	7

Net cash provided by (used for) investing activities	144	(40)

Cash flows from financing activities
Proceeds from long-term debt		400
Net repayments of debt	(270)	(488)
Debt repurchase premiums		(7)
Deferred debt issuance costs		(8)

Net cash used for financing activities	(270)	(103)

Effect of exchange rate changes on cash	(2)	1

Increase (decrease) in cash and cash equivalents	10	(1)
Cash and cash equivalents
Beginning of period	3	7

End of period	$13	$6

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

3.     Stock-Based Compensation

        In the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. The Company selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The Company expensed $1 million, net of tax, in the three and six month periods ended June 30, 2003 representing a pro rata portion of all employee awards granted, modified or settled after January 1, 2003.

        Prior to 2003, the Company accounted for stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,			Six months ended June 30,
	2003	2002		2003	2002
Net income (loss), as reported	$(13)	$		$(33)	$3
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1			1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)		(2)	(3)	(4)

Pro forma net loss	$(13)		$(2)	$(35)	$(1)

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

        On March 31, 2003, the Company completed these exchange transactions. Previously, the Company owned 50% of Smurfit-MBI and, as a result of the completed transactions, now owns 100% of Smurfit-MBI. The Company finalized its accounting for the disposition of the European operations during the second quarter of 2003, resulting in no additional adjustments to the Company's results of operations.

        Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The acquisition of the remaining 50% of Smurfit-MBI was accounted for as a purchase business combination and, accordingly, the assets and liabilities of Smurfit-MBI are included in the June 30, 2003 consolidated balance sheet, and the related results of operations have been included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and are subject to adjustment when the long-lived asset valuations and employee benefit obligations are finalized. The preliminary allocation has resulted in goodwill of $123 million, including a reclassification of $52 million associated with the Company's original investment, which has been allocated to the Containerboard and Corrugated Containers segment.

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

        The Company recorded a restructuring charge of $2 million during the first quarter of 2003 related to the closure of a converting facility. No significant additional charges related to this shutdown facility are expected. The assets of the closed operation were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. The shutdown resulted in approximately 110 employees being terminated. The net sales and operating loss of the facility in 2003 prior to closure were $3 million and $1 million, respectively. The net sales and operating loss of the facility in 2002 were $17 million and $4 million, respectively. The Company had $1 million of cash disbursements related to this charge for the three and six months ended June 30, 2003.

        At December 31, 2002, the Company had $27 million of exit liabilities related to the restructuring of operations. The Company had $1 million of cash disbursements related to these exit liabilities for the three and six months ended June 30, 2003, respectively. During the first quarter of 2003, the Company recorded an $8 million reduction to the environmental exit liabilities.

7.     Other, Net

        For the three and six months ended June 30, 2003, the Company recorded non-cash foreign currency exchange losses of approximately $20 million and $36 million, respectively, related to its operations in Canada. For the three and six months ended June 30, 2002, the Company recorded non-cash foreign currency exchange losses of approximately $10 million.

8.     Long-Term Debt

        In March 2003, the Company repaid $190 million of the Tranche C term loan due October 1, 2003 and $7 million of the Tranche B term loan due June 30, 2009 from proceeds received from the sale of the European operations (See Note 4) and other asset sales. A loss of $1 million was recorded due to the early extinguishments of debt. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections," the loss was not recorded as an extraordinary item, but rather as a component of loss from continuing operations. Prior periods have been reclassified in accordance with SFAS No. 145.

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

        The Company has certain wood chip processing contracts, entered into prior to January 1, 2003, extending from 2004 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At June 30, 2003, the maximum potential amount of future payment related to these guarantees is approximately $28 million and decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

10.   Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

        At December 31, 2002, the Company's only significant non-consolidated affiliate was Smurfit-MBI, in which the Company owned a 50% interest. Upon closing of the exchange transactions, on March 31, 2003, the Company acquired the remaining 50% interest from JS Group (See Note 4). Smurfit-MBI was accounted for as an equity affiliate through March 31, 2003 and, as such, is included in the summarized financial information below for all periods through March 31, 2003. Smurfit-MBI had net sales of $110 million for the three months ended March 31, 2003. Smurfit-MBI had net sales of $113 million and $215 million for the three and six months ended June 30, 2002, respectively.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Results of operations
Net sales	$42	$156	$198	$297
Cost of sales	39	131	175	253
Income before income taxes, minority interest and extraordinary charges		12	9	20
Net income		11	9	19

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

Commodity Futures Contracts

        The Company uses exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix or cap the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. The Company is hedging its exposure to the variability in future cash flows associated with natural gas with contracts typically having maturities of one year or less. For the three and six months ended June 30, 2003, the Company reclassified an immaterial amount and a $1 million gain, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's contracts at June 30, 2003 is a $2 million gain included in other current assets. At June 30, 2003, the Company recorded a $1 million loss in cost of goods sold on commodity contracts related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

        For the three and six months ended June 30, 2003, the Company recorded an immaterial amount in cost of goods sold on settled commodity futures contracts related to the ineffective portion of hedges and contracts not qualifying as hedges.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars and euros, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of one year or less. The fair value of the Company's foreign currency forward contracts at June 30, 2003 is a $7 million gain included in other current assets. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge gain on all commodity and foreign currency contracts is $5 million (net of tax of $3 million) at June 30, 2003. The Company expects to reclassify $5 million into cost of goods sold during the remainder of 2003.

12.   Income Taxes

        In the second quarter of 2003, the Company recorded an income tax benefit of $6 million related to the resolution of certain prior year tax matters.

        The Internal Revenue Service is currently examining the years 1999 through 2001. While the ultimate results cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or the results of operations.

13.   Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended June 30,			Six months ended June 30,
	2003	2002		2003	2002
Net income (loss)	$(13)	$		$(33)	$3
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments			7	7	8
Net loss (gain) reclassified into earnings			1	(1)	4
Foreign currency translation adjustment	1		13	25	9

Comprehensive income (loss)	$(12)		$21	$(2)	$24

14.   Business Segment Information

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

        A summary by business segment follows:

Three months ended June 30,	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
2003
Revenues from external customers	$1,142	$159	$2	$1,303
Intersegment revenues	17			17
Segment profit (loss)	40	9	(84)	(35)
2002
Revenues from external customers	$1,083	$161	$2	$1,246
Intersegment revenues	21			21
Segment profit (loss)	79	13	(100)	(8)
Six months ended June 30,
2003
Revenues from external customers	$2,208	$313	$3	$2,524
Intersegment revenues	44			44
Segment profit (loss)	86	17	(178)	(75)
2002
Revenues from external customers	$2,108	$315	$3	$2,426
Intersegment revenues	45			45
Segment profit (loss)	151	22	(187)	(14)

15.   Contingencies

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

        If all or most of the other PRPs are unable to satisfy their portion of the cleanup costs at one or more of the significant sites in which the Company is involved or the Company's expected share increases, the resulting liability could have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

RESULTS OF OPERATIONS

General

        Growth in the U.S. economy in the second quarter, particularly manufacturing activity, continued to be slow, resulting in sluggish demand for containerboard and corrugated containers. We had a loss from continuing operations before income taxes and cumulative effect of accounting change of $35 million in the second quarter of 2003. Our results improved compared to the first quarter of 2003, but declined compared to last year. The improvement over the first quarter of 2003 was due to seasonal volume increases, the Smurfit-MBI Acquisition (see Acquisitions) and lower energy cost. Prices remained stable in the second quarter. Our announced April 2003 price increase of $35 per ton for liner and medium, with a corresponding increase for corrugated containers, was not implemented as a result of the continued sluggish demand for corrugated products during this period. Unless there is a meaningful improvement in business activity, we do not expect to see any significant price improvement for containerboard and corrugated containers in the second half of 2003.

Acquisition

        In December 2002, we reached agreements with an affiliate of Jefferson Smurfit Group (JS Group) to exchange, in two separate transactions, our European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian corrugated producer, and a payment from JS Group of approximately $189 million. On March 31, 2003, we completed these exchange transactions (the Smurfit-MBI Acquisition). We previously owned 50% of Smurfit-MBI and, as a result of the completed transactions, now own 100% of Smurfit-MBI. Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The acquisition was accounted for as a purchase business combination, and accordingly, the related assets and liabilities of Smurfit-MBI are included in the June 30, 2003 consolidated balance sheet and the related results of operations are included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, was preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and are subject to adjustment when additional information concerning asset and liability valuations is finalized. Preliminary goodwill of $123 million, including a reclassification of $52 million associated with our original investment, was recorded and allocated to the Containerboard and Corrugated Containers segment.

Second Quarter 2003 Compared to Second Quarter 2002

	Three months ended June 30,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,142	$40	$1,083	$79
Consumer packaging	159	9	161	13
Other operations	2		2

Total operations	$1,303	49	$1,246	92

Loss on sale of assets		(2)		(3)
Interest expense, net		(58)		(65)
Loss from early extinguishment of debt				(6)
Corporate expenses and other		(24)		(26)

Loss from continuing operations before income taxes and cumulative effect of accounting change		$(35)		$(8)

        Compared to last year, our second quarter results declined due primarily to higher energy, fiber and employee benefits costs, as well as non-cash foreign currency exchange losses related to the strengthening of the Canadian dollar. The increases in cost compared to last year were partially offset by the results of our Smurfit-MBI Acquisition. The decline in interest expense partially offset the earnings decline.

        Consolidated net sales of $1,303 million in 2003 increased by 5% compared to 2002 due primarily to the Smurfit-MBI Acquisition. The increase or decrease in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$24	$1	$	$25
Sales volume, including acquisitions	40	(3)		37
Closed facilities	(5)			(5)

Total	$59	$(2)	$	$57

        Cost of goods sold increased compared to 2002 due primarily to the Smurfit-MBI Acquisition and the higher cost of energy ($10 million) and fiber ($13 million). Cost of goods sold as a percent of net sales increased from 85% in 2002 to 88% in 2003 due primarily to the higher cost of energy and fiber.

        Selling and administrative expenses as a percent of net sales was 8.4% in 2003 compared to 9.5% last year. Selling and administrative expenses decreased compared to last year due to income of $11 million, which was recorded in June 2003, for settlement of litigation with respect to Chesapeake Corporation's environmental indemnification obligation regarding our West Point, Virginia containerboard mill (the West Point Litigation); see Part II-Other Information, Item 1, Legal Proceedings. Increases in cost due to the Smurfit-MBI Acquisition and higher employee benefits costs partially offset the West Point Litigation.

        Interest expense, net decreased by $7 million due primarily to the favorable impacts of lower average borrowings ($6 million) and lower interest rates ($1 million). Our overall average effective interest rate in 2003 was lower than 2002 by approximately 10 basis points.

        Other, net for 2003 included non-cash foreign currency exchange losses totaling $20 million compared to $10 million in 2002.

        Benefit from income taxes in the second quarter of 2003 included a $6 million benefit related to the resolution of certain prior year tax matters. Exclusive of the $6 million benefit, the benefit from income taxes differed from the federal statutory rate due primarily to state income taxes and the effects of non-deductible items.

Containerboard and Corrugated Containers Segment

        Net sales increased by 5% due primarily to the Smurfit-MBI Acquisition. Corrugated container prices were higher than last year by approximately 1% and liner prices were higher by approximately 1%. The average sales price for market pulp increased by 18%.

        Containerboard production decreased by 2%. During the second quarter of 2003, our containerboard mills ran at an average of 89.9% of capacity. Shipments of corrugated containers increased 4% compared to last year due primarily to the Smurfit-MBI Acquisition. Wet weather conditions in the Southeast hampered our ability to source wood fiber, resulting in lower production at our market pulp mill in that area. Our production of SBS decreased 16% and market pulp production decreased by 6%.

        Profits decreased by $39 million due primarily to higher costs, including energy ($10 million), fiber ($13 million) and employee benefits, and the impact of a stronger Canadian dollar. Profits were favorably impacted by higher pricing and the Smurfit-MBI Acquisition.

Consumer Packaging Segment

        Net sales for 2003 decreased by 1% compared to last year due primarily to lower sales volume. Sales prices for multiwall bags were 1% lower and shipments were 3% lower compared to last year. The decrease was partially offset by a 14% increase in the average sales prices for consumer bags and a 13% increase in flexible packaging volume. Profits decreased by $4 million compared to last year due primarily to the lower multiwall sales volume, higher employee benefits cost, and the impact of a stronger Canadian dollar.

Six Months 2003 Compared to Six Months 2002

	Six months ended June 30,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$2,208	$86	$2,108	$151
Consumer packaging	313	17	315	22
Other operations	3		3

Total operations	$2,524	103	$2,426	173

Restructuring charges		(2)		(6)
Loss on sale of assets		(2)		(3)
Interest expense, net		(120)		(133)
Loss from early extinguishment of debt		(1)		(6)
Corporate expenses and other		(53)		(39)

Loss from continuing operations before income taxes and cumulative effect of accounting change		$(75)		$(14)

        We had a loss from continuing operations before income taxes and cumulative effect of accounting change for the six months ended June 30, 2003 of $75 million. The decline from last year was due primarily to higher energy, fiber and employee benefits costs, as well as non-cash foreign currency exchange losses related to the strengthening of the Canadian dollar. The increases in cost were partially offset by the operating results of the Smurfit-MBI Acquisition. The decline in interest expense partially offset the earnings decline.

        Consolidated net sales of $2,524 million in 2003 increased by 4% compared to 2002 due primarily to the Smurfit-MBI Acquisition and higher average sales prices for most of our major products. The increase or decrease in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$51	$6	$	$57
Sales volume, including acquisitions	59	(5)		54
Closed facilities	(10)	(3)		(13)

Total	$100	$(2)	$	$98

        Cost of goods sold increased compared to 2002 due to the Smurfit-MBI Acquisition and the higher cost of energy ($29 million) and fiber ($23 million). Cost of goods sold as a percent of net sales increased from 85% in 2002 to 88% in 2003 due primarily to the higher cost of energy and fiber.

        Selling and administrative expenses as a percent of net sales was 9.2% in 2003 compared to 9.7% last year. Selling and administrative expenses decreased due to the settlement of the West Point Litigation.

Increases in cost due to the Smurfit-MBI Acquisition and higher employee benefits costs partially offset the West Point Litigation.

        Interest expense, net decreased by $13 million due primarily to the favorable impacts of lower interest rates ($4 million) and lower average borrowings ($9 million). Our overall average effective interest rate in 2003 was lower than 2002 by approximately 20 basis points.

        Other, net for 2003 included non-cash foreign currency exchange losses totaling $36 million compared to $10 million in 2002.

        Benefit from income taxes in 2003 included a $6 million benefit related to the resolution of certain prior year tax matters. Exclusive of the $6 million benefit, the benefit from income taxes differed from the federal statutory rate due primarily to state income taxes and the effects of non-deductible items.

Containerboard and Corrugated Containers Segment

        Net sales increased by 5% due primarily to the Smurfit-MBI Acquisition and an increase in average sales prices. Corrugated container sales prices were higher by 1% and liner pricing was higher by approximately 1%. The average sales price for market pulp increased by 16%.

        Production of containerboard increased by 1%. During the first half of 2003, our containerboard mills ran at an average of 91.8% of capacity. Shipments of corrugated containers increased 1% compared to last year due primarily to the Smurfit-MBI Acquisition. Our production of market pulp decreased by 8%.

        Profits decreased by $65 million due primarily to higher costs, including energy ($29 million), fiber ($23 million) and employee benefits, and the impact of a stronger Canadian dollar.

Consumer Packaging Segment

        Net sales for 2003 decreased by 1% compared to last year due to lower sales volume and the closure of a converting facility. Sales prices for multiwall bags were 1% lower compared to last year. Multiwall bag shipments were lower by 1%. The decrease was partially offset by favorable increases in the average sales prices for our consumer and flexible packaging products, which increased by 18% and 9%, respectively. Profits decreased by $5 million compared to last year due primarily to the lower multiwall sales volume, higher employee benefits cost, and the impact of a stronger Canadian dollar.

Statistical Data

	Three months ended June 30,		Six months ended June 30,
(In thousands of tons, except as noted)
	2003	2002	2003	2002
Mill production
Containerboard (a)	1,296	1,320	2,634	2,612
Kraft paper	71	71	136	137
Market pulp	127	135	259	280
Solid bleached sulfate	26	31	56	61
Corrugated containers sold (billion sq. ft.) (a)	14.1	13.6	26.5	26.3
Multiwall bags sold (million bags)	290	300	567	571

a)
Excludes discontinued operations.

RESTRUCTURING CHARGES AND EXIT LIABILITIES

        We recorded restructuring charges of $2 million during the first quarter of 2003 related to the closure of a converting facility. No significant additional charges are expected for this closure. The assets of the closed operation were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. The cash portion of the restructuring charges was approximately $1 million, primarily for severance costs, was paid during the second quarter of 2003. The shutdown resulted in approximately 110 employees being terminated.

        At December 31, 2002, we had $27 million of exit liabilities related primarily to the restructuring of operations in connection with the merger with Smurfit-Stone, the acquisition of St. Laurent Paperboard Inc. and our restructuring activities. During the six months ended June 30, 2003, we incurred $1 million of cash expenditures for these exit liabilities and we reduced environmental exit liabilities by $8 million. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the six months ended June 30, 2003, net cash provided by operating activities of $138 million and proceeds from property and timberland disposals and sale of businesses of $204 million were used to fund net debt payments of $270 million and expenditures for property, plant and equipment of $60 million.

        In March 2003, as explained in Results of Operations—Acquisition above, the exchange transactions with JS Group were completed. The $189 million of cash proceeds were used to reduce borrowings outstanding under the Stone Container credit facility. The net impact of the transactions on our future results of operations and liquidity are not expected to be material.

        We expect internally generated cash flows, available borrowing capacity under our credit agreements and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, pension funding, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2003 and for 2004 are $8 million and $44 million, respectively, with varying amounts thereafter.

        We intend to hold capital expenditures for 2003 significantly below our anticipated annual depreciation level of $282 million. As of June 30, 2003, we had authorized commitments for capital expenditures of $109 million, including $31 million for environmental projects, $18 million to maintain competitiveness and $60 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of June 30, 2003, we had $491 million of unused borrowing capacity under our credit agreement.

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

Pension Obligations

        As discussed in our 2002 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $621 million as of December 31, 2002. For the six months ended June 30, 2003 we contributed $8 million to the pension plans, and expect to contribute approximately $85 million in the second half of 2003. Contributions to our plans in 2004 are expected to be significant, but will be dependent upon future changes in discount rates, the earnings performance of our plan assets and the outcome of proposed pension reform legislation. A decrease in the discount rate of 0.25% would increase our pension obligations by approximately $24 million.

NEW ACCOUNTING STANDARD FOR STOCK-BASED COMPENSATION ADOPTED

        In the second quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. We selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. We expensed $1 million, net of tax, in the three and six month periods ended June 30, 2003, representing a pro rata portion of all employee awards granted, modified or settled after January 1, 2003.

        Prior to 2003, we accounted for stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Commodity Price Risk

        We periodically enter into exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of June 30, 2003, we had futures contracts to hedge approximately 30% of our expected natural gas requirements for the months of July through October 2003 and approximately 50% to 65% for the months of November 2003 through March 2004. Our objective is to fix or cap the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The changes in energy cost discussed in Part 1-Item 2,

Management's Discussion and Analysis of Financial Condition and Results of Operations above include the impact of the natural gas futures contracts. See Note 11 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposure is the Canadian dollar. The functional currency for our operations in Canada is the U.S. dollar. As a result of completing the exchange transaction with JS Group, we no longer have any significant foreign exchange exposure with the euro.

        The exchange rate for the Canadian dollar as of June 30, 2003 compared to December 31, 2002 strengthened against the U.S. dollar by 14.2%. We recognized non-cash foreign currency exchange losses of $36 million for the six months ended June 30, 2003 compared to $10 million last year due to the strengthening of the Canadian dollar.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. As of June 30, 2003, we had Canadian dollar forward purchase contracts to hedge generally 40% to 60% of our Canadian dollar requirements for the months of April 2003 through September 2003.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Stone Container from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at June 30, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

Changes in Internal Control

        There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings has been denied. In June 2003, ten complaints were filed in various federal district courts on behalf of numerous purported class members that have opted out of the certified plaintiff classes. We continue to vigorously defend these cases.

        In April 1999, the United States Environmental Protection Agency (EPA) and the Virginia Department of Environmental Quality (Virginia DEQ) each issued a Notice of Violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which St. Laurent acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and in June 2003, St. Laurent and Chesapeake concluded a settlement with respect to Chesapeake's indemnification obligation. St. Laurent is attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to remedy the Notices of Violation and, based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe the costs to resolve this matter will not be material and will not exceed established reserves. We entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least September 8, 2003. The tolling agreement does not restrict the EPA from bringing suit against St. Laurent. St. Laurent is continuing to participate in settlement discussions with the EPA.

ITEM 2.    CHANGES IN SECURITIES

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)
The following exhibits are included in this Form 10-Q:
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)
Reports on Form 8-K:

        Form 8-K dated April 2, 2003 was filed with the Securities and Exchange Commission in connection with the announcement that Stone Container had consummated the previously announced transaction with JS Group, involving the exchange of its European operations for JS Group's 50% ownership in Smurfit-MBI and a payment from JS Group of approximately $189 million.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONE CONTAINER CORPORATION (Registrant)
Date: August 12, 2003	/s/ Paul K. Kaufmann Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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