Form 10-Q
period 2003-09-30
STONE CONTAINER CORP
filed 2003-11-14
CIK 94610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of September 30, 2003, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)
	2003	2002	2003	2002
Net sales	$1,273	$1,291	$3,797	$3,717
Costs and expenses
Cost of goods sold	1,118	1,081	3,326	3,136
Selling and administrative expenses	185	117	418	352
Restructuring charges	2		4	6
Loss on sale of assets		3	2	6

Income (loss) from operations	(32)	90	47	217
Other income (expense)
Interest expense, net	(58)	(65)	(178)	(198)
Loss from early extinquishment of debt		(7)	(1)	(13)
Equity income of affiliates		6	4	14
Other, net		7	(37)	(3)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(90)	31	(165)	17
(Provision for) benefit from income taxes	33	(9)	71	(1)

Income (loss) from continuing operations before cumulative effect of accounting change	(57)	22	(94)	16
Discontinued operations
Income from discontinued operations, net of income tax provisions of $4 for the nine months ended September 30, 2003 and $2 and $8 for the three and nine months ended September 30, 2002		3	6	12

Income (loss) before cumulative effect of accounting change	(57)	25	(88)	28
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $1			(2)

Net income (loss)	$(57)	$25	$(90)	$28

        See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20	$3
Accounts receivable, less allowances of $29 in 2003 and $27 in 2002	248	231
Inventories
Work-in-process and finished goods	148	144
Materials and supplies	350	313

	498	457
Deferred income taxes	124	129
Assets held for sale		552
Prepaid expenses and other current assets	52	46

Total current assets	942	1,418
Net property, plant and equipment	3,687	3,666
Timberland, less timber depletion	46	40
Goodwill	3,146	3,023
Investment in equity of non-consolidated affiliates	18	133
Other assets	169	187

	$8,008	$8,467

Liabilities and Stockholder's Equity
Current liabilities
Current maturities of long-term debt	$24	$35
Accounts payable	332	308
Accrued compensation and payroll taxes	109	113
Interest payable	34	80
Liabilities held for sale		275
Other current liabilities	153	82

Total current liabilities	652	893
Long-term debt, less current maturities	3,179	3,354
Other long-term liabilities	759	690
Deferred income taxes	602	649
Stockholder's equity
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	3,016	3,016
Retained earnings (deficit)	(76)	14
Accumulated other comprehensive income (loss)	(124)	(149)

Total stockholder's equity	2,816	2,881

	$8,008	$8,467

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30, (In millions)	2003	2002
Cash flows from operating activities
Net income (loss)	$(90)	$28
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from early extinquishment of debt	1	13
Cumulative effect of accounting change for asset retirement obligations	3
Depreciation and amortization	208	209
Amortization of deferred debt issuance costs	4	5
Deferred income taxes	(75)	5
Pension and post-retirement benefits	6	(3)
Foreign currency exchange losses	37	4
Equity income of affiliates	(4)	(14)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Accounts receivable	41	(69)
Inventories	11	1
Prepaid expenses and other current assets	(14)	(5)
Accounts payable and other current liabilities	43	29
Interest payable	(46)	(33)
Income taxes	(6)	2
Other, net	(4)	(7)

Net cash provided by operating activities	115	165

Cash flows from investing activities
Expenditures for property, plant and equipment	(85)	(84)
Proceeds from sales of assets	204	8
Payment on acquisition, net of cash received		(12)

Net cash provided by (used for) investing activities	119	(88)

Cash flows from financing activities
Proceeds from long-term debt		1,700
Net repayments of debt	(215)	(1,750)
Debt repurchase premiums		(7)
Deferred debt issuance costs		(20)

Net cash used for financing activities	(215)	(77)

Effect of exchange rate changes on cash	(2)	1

Increase in cash and cash equivalents	17	1
Cash and cash equivalents
Beginning of period	3	7

End of period	$20	$8

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

3.    Stock-Based Compensation

        In the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. The Company selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The Company expensed an immaterial amount and $1 million, net of tax, respectively, in the three and nine month periods ended September 30, 2003 representing a pro rata portion of all employee awards granted, modified or settled after January 1, 2003.

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

        The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(57)	$25	$(90)	$28
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects			1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(2)	(5)	(6)

Pro forma net income (loss)	$(59)	$23	$(94)	$22

4.    Discontinued Operations

        In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group ("JS Group"), formerly SSCC's largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian packaging business, and a payment from JS Group of approximately $189 million. The Company recorded a loss on disposition of discontinued European operations of $40 million arising from a provision for taxes on the disposition during the fourth quarter of 2002. Net sales for the European operations were $192 million for the three months ended March 31, 2003 and $466 million for the nine months ended September 30, 2002.

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

        Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The acquisition of the remaining 50% of Smurfit-MBI was accounted for as a purchase business combination and, accordingly, the assets and liabilities of Smurfit-MBI are included in the September 30, 2003 consolidated balance sheet, and the related results of operations have been included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and are subject to adjustment when the long-lived asset valuations and employee benefit obligations are finalized. The preliminary allocation has resulted in goodwill of $123 million, including a reclassification of $52 million associated with the Company's original investment, which has been allocated to the Containerboard and Corrugated Containers segment.

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

6.    Acquisition

        In August 2002, the Company acquired two corrugated container facilities from Packaging Services Group for $13 million. The acquisition was accounted for as a purchase business combination and, accordingly, the results of operations of the two facilities have been included in the consolidated statement of operations of the Company after August 31, 2002. The cost to acquire the facilities has been allocated to the acquired assets and assumed liabilities according to estimated fair values. The purchase price allocation resulted in acquired goodwill of $9 million, which has been allocated to the Containerboard and Corrugated Containers segment.

7.    Restructuring and Exit Liabilities

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 effective January 1, 2003.

        The Company recorded a restructuring charge of $2 million in the third quarter of 2003 related to severance costs within the Containerboard and Corrugated Containers segment as a result of its rationalization and cost reduction plan (See Note 17).

        For the nine months ended September 30, 2003, the Company recorded restructuring charges of $2 million related to the closure of a converting facility. No significant additional charges related to this closed facility are expected. The assets of the closed operation were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. The closure resulted in approximately 110 employees being terminated. The net sales and operating loss of the facility in 2003 prior to closure were $3 million and $1 million, respectively. The net sales and operating loss of the facility for the year ended December 31, 2002 were $17 million and $4 million, respectively. The Company had $1 million and $2 million, respectively, of cash disbursements related to these charges for the three and nine months ended September 30, 2003.

        At December 31, 2002, the Company had $27 million of exit liabilities related to the restructuring of operations. The Company had $1 million of cash disbursements related to these exit liabilities for the three and nine months ended September 30, 2003. During the first quarter of 2003, the Company recorded an $8 million reduction to the environmental exit liabilities.

8.    Other, Net

        For the three and nine months ended September 30, 2003, the Company recorded non-cash foreign currency exchange losses of $1 million and $37 million, respectively, related to its operations in Canada. For the three and nine months ended September 30, 2002, the Company recorded non-cash foreign currency exchange gains of $6 million and losses of $4 million, respectively.

9.    Long-Term Debt

        In March 2003, the Company repaid $190 million of the Tranche C term loan due October 1, 2003 and $7 million of the Tranche B term loan due June 30, 2009 from proceeds received from the sale of the European operations (See Note 4) and other asset sales. A loss of $1 million was recorded due to the early extinguishment of debt. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections," the loss was not recorded as an extraordinary item, but rather as a component of loss from continuing operations. Prior periods have been reclassified in accordance with SFAS No. 145.

        On November 13, 2003, the Company obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of September 30, 2003, and for future periods through December 31, 2004.

10.    Guarantees

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

        The Company has certain wood chip processing contracts, entered into prior to January 1, 2003, extending from 2004 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At September 30, 2003, the maximum potential amount of future payment related to these guarantees is approximately $26 million and decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

11.    Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations. Investments in majority-owned affiliates where control does not exist and non majority-owned affiliates are accounted for under the equity method.

        At December 31, 2002, the Company's only significant non-consolidated affiliate was Smurfit-MBI, in which the Company owned a 50% interest. Upon closing of the exchange transactions, on March 31, 2003, the Company acquired the remaining 50% interest from JS Group (See Note 4). Smurfit-MBI was accounted for as an equity affiliate through March 31, 2003 and, as such, is included in the summarized financial information below for all periods through March 31, 2003. Smurfit-MBI had net sales of $110 million for the three months ended March 31, 2003. Smurfit-MBI had net sales of $110 million and $325 million for the three and nine months ended September 30, 2002, respectively.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Results of operations
Net sales	$45	$157	$243	$454
Cost of sales	41	137	216	390
Income before income taxes, minority interest and extraordinary charges		11	9	31
Net income		11	9	30

12.    Derivative Instruments and Hedging Activities

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

Commodity Futures Contracts

        The Company uses exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix or cap the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. The Company is hedging its exposure to the variability in future cash flows associated with natural gas with contracts typically having maturities of one year or less. For the three and nine months ended September 30, 2003, the Company reclassified an immaterial amount and a $1 million gain (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's contracts at September 30, 2003 is a $1 million loss included in other current liabilities. At September 30, 2003, the Company recorded a $2 million loss in cost of goods sold on commodity contracts related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

        For the three and nine months ended September 30, 2003, the Company recorded a $1 million loss in cost of goods sold on settled commodity futures contracts related to the ineffective portion of hedges and contracts not qualifying as hedges.

        The cumulative deferred hedge loss on commodity futures contracts is $1 million (net of tax) at September 30, 2003. The Company expects to reclassify $1 million (net of tax) into cost of goods sold during the remainder of 2003.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of one year or less. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded. For the three and nine months ended September 30, 2003, the Company recorded a $9 million gain (net of tax) in cost of goods sold related to the foreign currency forward contracts. At September 30, 2003, all foreign currency forward contracts had expired.

13.    Income Taxes

        Benefit from income taxes in 2003 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to a $6 million benefit related to the resolution of certain prior year tax matters, state income taxes and the effects of other permanent differences.

        The Internal Revenue Service is currently examining the years 1999 through 2001. While the ultimate results cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or the results of operations.

14.    Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(57)	$25	$(90)	$28
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	3	(4)	10	4
Net loss (gain) reclassified into earnings	(9)		(10)	4
Foreign currency translation adjustment		(2)	25	7

Comprehensive income (loss)	$(63)	$19	$(65)	$43

15.    Business Segment Information

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

        A summary by business segment follows:

	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
Three months ended September 30,
2003
Revenues from external customers	$1,113	$157	$3	$1,273
Intersegment revenues	26			26
Segment profit (loss)	38	12	(140)	(90)
2002
Revenues from external customers	$1,131	$158	$2	$1,291
Intersegment revenues	21			21
Segment profit (loss)	108	12	(89)	31
Nine months ended September 30,
2003
Revenues from external customers	$3,321	$470	$6	$3,797
Intersegment revenues	70			70
Segment profit (loss)	124	29	(318)	(165)
2002
Revenues from external customers	$3,239	$473	$5	$3,717
Intersegment revenues	66			66
Segment profit (loss)	259	34	(276)	17

16.    Contingencies

        On November 10, 2003, the Company reached an agreement to settle the antitrust class action cases pending against the Company, which are based on allegations of a conspiracy among containerboard manufacturers in 1993-95. The Company will make a settlement payment of $56.5 million, with one-half of such amount to be paid in December 2003 and the remainder in January 2005. The settlement is subject to court approval following the usual notice and hearing process. All of the other defendants previously entered into agreements to settle these cases, so consequently the settlement will effectively resolve the class actions; however, all of the defendants in the class actions continue to be defendants in a number of unresolved lawsuits brought on behalf of the parties that have opted out of the class actions to seek their own recovery. The Company recorded a pretax charge of $67 million in the third quarter to accrue for the settlement and the estimated liability of the opt-out cases.

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

17.    Subsequent Event

        On October 23, 2003, SSCC announced its plan to rationalize operations and further reduce costs in its containerboard mill, boxboard mill and packaging operations in response to market conditions. The Company plans to permanently close its Thunder Bay, Ontario, corrugating medium mill, temporarily idle one of two paper machines at its Jacksonville, Florida, containerboard mill, and continue to reduce the cost and asset base of its corrugated container and consumer packaging operations over the next 18 months, including the potential consolidation of some facilities. The rationalization process will result in an overall workforce reduction in SSCC's subsidiaries of approximately 1,400 employees over the next 18 months. The Company expects to take a pretax charge of approximately $88 million in the fourth quarter as a result of the rationalizations and cost cutting activities during this period, approximately $78 million of which is a non-cash charge primarily related to the write down of fixed assets at Thunder Bay. The charges are estimates that will be finalized during the fourth quarter.

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

RESULTS OF OPERATIONS

Recent Developments

Litigation and Related Matters

        On November 10, 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against them, Stone Container Corporation and Jefferson Smurfit Corporation (U.S.), which are based on allegations of a conspiracy among containerboard manufacturers in 1993-1995. Stone Container will make a settlement payment of $56.5 million, with one-half of such amount to be paid in December 2003 and the remainder in January 2005. The settlement is subject to court approval following the usual notice and hearing process. All of the other defendants previously entered into agreements to settle these cases, so consequently the settlement will effectively resolve the class actions; however, all of the defendants in the class actions continue to be defendants in a number of unresolved lawsuits brought on behalf of parties that have opted out of the class actions to seek their own recovery. See Part II, Other Information, Item 1, Legal Proceedings.

        Stone Container recorded a pretax charge of $67 million to accrue for the settlement and the estimated liability of the opt-out cases.

Rationalizations and Cost Cutting Activities

        Smurfit-Stone recently announced plans to rationalize operations and further reduce costs in its containerboard mill, boxboard mill and packaging operations. This action is in response to lower demand for packaging in the U.S., as manufacturing is being shifted overseas. The following are the actions planned, as they apply to us:

  •
  permanently close our Thunder Bay, Ontario, corrugating medium mill and temporarily idle one of two paper machines at our Jacksonville, Florida, containerboard mill; and

  •
  continue to reduce the cost and asset base of our corrugated container and consumer packaging operations over the next 18 months, including the potential consolidation of some facilities.

        The rationalization process will result in an overall workforce reduction in Smurfit-Stone's subsidiaries of approximately 1,400 employees over the next 18 months. Our annual production capacity of containerboard will be reduced by about 515,000 tons (approximately 9%). We expect to realize annual savings of approximately $100 million as a result of these actions.

        We expect to take a pretax charge of $88 million in the fourth quarter as a result of the rationalizations and cost cutting activities during this period, approximately $78 million of which is a non-cash charge primarily related to the write-down of fixed assets at Thunder Bay. Smurfit-Stone will continue to evaluate system-wide packaging requirements on an ongoing basis.

General

        Growth in the manufacturing sector of the U.S. economy in the third quarter continued to be slow, resulting in sluggish demand for containerboard and corrugated containers. Demand for corrugated packaging showed signs of improvement by the middle of September. Corrugated container prices remained relatively stable and demand for consumer packaging showed a slight seasonal strengthening during the third quarter. We do not expect to see any significant price improvement for containerboard and corrugated containers until there is a meaningful improvement in business activity.

Acquisition and Exchange Transactions

        In December 2002, we reached agreements with an affiliate of Jefferson Smurfit Group (JS Group) to exchange, in two separate transactions, our European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian corrugated producer, and a payment from JS Group of approximately $189 million. On March 31, 2003, we completed these exchange transactions (the Smurfit-MBI Acquisition). We previously owned 50% of Smurfit-MBI and, as a result of the completed transactions, now own 100% of

Smurfit-MBI. Smurfit-MBI operates 15 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The acquisition was accounted for as a purchase business combination and, accordingly, the related assets and liabilities of Smurfit-MBI are included in the September 30, 2003 consolidated balance sheet and the related results of operations are included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, was preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when the long-lived asset valuations and employee benefit obligations are finalized. Preliminary goodwill of $123 million, including a reclassification of $52 million associated with our original investment, was recorded and allocated to the Containerboard and Corrugated Containers segment.

Third Quarter 2003 Compared to Third Quarter 2002

	Three months ended September 30,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,113	$38	$1,131	$108
Consumer packaging	157	12	158	12
Other operations	3		2	1

Total operations	$1,273	50	$1,291	121

Restructuring		(2)
Loss on sale of assets				(3)
Interest expense, net		(58)		(65)
Loss from early extinguishment of debt				(7)
Corporate expenses and other		(80)		(15)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change		$(90)		$31

        Compared to last year, our third quarter results were lower as a result of the litigation charge of $67 million, lower prices on open market containerboard sales, higher energy and employee benefits costs, and lower mill operating rates. Results were also negatively impacted by production disruption and clean-up costs from hurricane damage at two of our containerboard mills located in Virginia. Results benefited from a lower loss on early extinguishment of debt and the Smurfit-MBI Acquisition.

        Consolidated net sales of $1,273 million in 2003 decreased by 1% compared to 2002 due primarily to lower prices and plant closures partially offset by the additional sales generated by the Smurfit-MBI Acquisition. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations		Total
Sales price and product mix	$(15)	$3	$		$(12)
Sales volume, including acquisitions	4	(4)		1	1
Closed facilities	(7)				(7)

Total	$(18)	$(1)		$1	$(18)

        Cost of goods sold increased compared to 2002 due primarily to the Smurfit-MBI Acquisition and the higher costs of energy ($16 million), employee benefits and the impact from the strengthening of the Canadian dollar. Cost of goods sold as a percent of net sales increased from 84% in 2002 to 88% in 2003 due primarily to the lower mill operating rates, lower sales prices and higher costs of energy and employee benefits.

        Selling and administrative expenses increased due primarily to the litigation charge.

        Interest expense, net decreased by $7 million due primarily to the favorable impacts of lower average borrowings ($6 million) and lower interest rates ($1 million). Our overall average effective interest rate in 2003 was lower than 2002 by approximately 20 basis points.

        Other, net for 2003 included non-cash foreign currency exchange losses totaling $1 million compared to $6 million of gains in 2002.

        Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate due primarily to state income taxes and the effects of other permanent differences.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 2% due primarily to the lower average sales prices. The decrease in net sales was partially offset by the Smurfit-MBI Acquisition. Corrugated container prices were 1% lower compared to last year, while open market containerboard prices were lower by 7%. The average sales price for kraft paper was lower by 10% and market pulp increased by 1%.

        Containerboard production decreased by approximately 12%. During the third quarter of 2003, our containerboard mills operated at an average rate of 84.8% of capacity. Shipments of corrugated containers increased 4% compared to last year due primarily to the Smurfit-MBI Acquisition. Wet weather conditions in the Southeastern U.S. hampered our ability to source wood fiber, resulting in lower production at our market pulp mill in that region. Market pulp production decreased by 29%. Production of kraft paper increased by 4%, while our production of solid bleached sulfate (SBS) was comparable to last year.

        Profits decreased by $70 million due primarily to lower prices on open market board sales, higher costs, including energy ($16 million) and employee benefits, and lower mill operating rates. Profits were favorably impacted by the Smurfit-MBI Acquisition.

Consumer Packaging Segment

        Net sales for 2003 decreased by 1% compared to last year due primarily to lower sales volume. Sales prices for multiwall bags improved by 1%, while shipments were 4% lower compared to last year. The average sales prices for consumer bags increased 11% and flexible packaging sales prices increased 8%. Shipments of consumer bags and flexible packaging were comparable to last year. Profits were comparable to last year.

Nine Months 2003 Compared to Nine Months 2002

	Nine months ended September 30,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$3,321	$124	$3,239	$259
Consumer packaging	470	29	473	34
Other operations	6		5	1

Total operations	$3,797	153	$3,717	294

Restructuring charges		(4)		(6)
Loss on sale of assets		(2)		(6)
Interest expense, net		(178)		(198)
Loss from early extinguishment of debt		(1)		(13)
Corporate expenses and other		(133)		(54)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change		$(165)		$17

        The decline in our results compared to last year was due primarily to litigation charges of $77 million, lower mill operating rates and higher costs of energy, fiber, employee benefits and the impact from the strengthening of the Canadian dollar. The increases in cost were partially offset by the Smurfit-MBI Acquisition, lower interest expense and a lower loss on early extinguishment of debt.

        Consolidated net sales of $3,797 million in 2003 increased by 2% compared to 2002 due primarily to the Smurfit-MBI Acquisition and higher sales prices. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations		Total
Sales price and product mix	$32	$9	$		$41
Sales volume, including acquisitions	71	(9)		1	63
Closed facilities	(21)	(3)			(24)

Total	$82	$(3)		$1	$80

        Cost of goods sold increased compared to 2002 due to the Smurfit-MBI Acquisition and the higher cost of energy ($45 million), wood fiber ($25 million), employee benefits and the impact from the strengthening of the Canadian dollar. Cost of goods sold as a percent of net sales increased from 84% in 2002 to 88% in 2003 due primarily to higher costs of energy, wood fiber and employee benefits.

        Selling and administrative expenses as a percent of net sales increased from 9% in 2002 to 11% in 2003 due primarily to the litigation charges.

        Interest expense, net decreased by $20 million due primarily to the favorable impacts of lower average borrowings ($15 million) and lower interest rates ($5 million). Our overall average effective interest rate in 2003 was lower than 2002 by approximately 20 basis points.

        Other, net for 2003 included non-cash foreign currency exchange losses totaling $37 million compared to $4 million in 2002.

        Benefit from income taxes in 2003 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to a $6 million benefit related to the resolution of certain prior year tax matters, state income taxes and the effects of other permanent differences.

Containerboard and Corrugated Containers Segment

        Net sales increased by 3% due primarily to the Smurfit-MBI Acquisition and higher sales prices. Corrugated container sales prices were higher by 1%, while open market containerboard prices were lower by 5%. The average sales price for kraft paper was lower by 3%, while market pulp prices increased by 11%.

        Production of containerboard decreased by 4%. During the first nine months of 2003, our containerboard mills operated at an average rate of 89.4% of capacity. Shipments of corrugated containers increased 2% compared to last year due to the Smurfit-MBI Acquisition. Production of SBS decreased by 6%. Market pulp decreased by 15% compared to last year due primarily to the wet weather conditions in the southeastern U.S., which hampered our ability to source wood fiber.

        Profits decreased by $135 million due primarily to lower mill operating rates and higher costs, including energy ($44 million), wood fiber ($25 million) and employee benefits. Profits were favorably impacted by higher pricing and the Smurfit-MBI Acquisition.

Consumer Packaging Segment

        Net sales for 2003 decreased by 1% compared to last year due to lower sales volume and the closure of a converting facility. Sales prices for multiwall bags were comparable to last year. Multiwall bag shipments were lower by 2%. The decrease was partially offset by favorable increases in the average sales prices for our consumer and flexible packaging products, which increased by 16% and 9%, respectively.

        Profits decreased by $5 million compared to last year due primarily to the lower multiwall sales volume and higher employee benefits cost.

Statistical Data

	Three months ended September 30,		Nine months ended September 30,
(In thousands of tons, except as noted)
	2003	2002	2003	2002
Mill production
Containerboard(a)	1,236	1,412	3,870	4,024
Kraft paper	75	72	211	209
Market pulp	110	154	369	434
Solid bleached sulfate	26	26	82	87
Corrugated containers sold (billion sq. ft.)(a)	14.2	13.5	40.7	39.8
Multiwall bags sold (million bags)	292	303	859	874

a)
Excludes discontinued operations.

RESTRUCTURING CHARGES AND EXIT LIABILITIES

        We expect to take a pretax charge of approximately $88 million in the fourth quarter as a result of the rationalizations and cost cutting activities recently announced. See Results of Operations, Recent Developments.

        For the three and nine months ended September 30, 2003, we recorded restructuring charges of $2 million and $4 million, respectively, related to rationalization and cost reduction plans, including the closure of one converting facility. The assets of the closed operation were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. The cash portion of the restructuring charges was approximately $3 million, primarily for severance costs, which will be paid in 2003. We had $2 million of cash disbursements related to these charges for the nine months ended September 30, 2003. The shutdown resulted in approximately 110 employees being terminated.

        At December 31, 2002, we had $27 million of exit liabilities related primarily to the restructuring of operations in connection with the merger with Smurfit-Stone, the acquisition of St. Laurent Paperboard Inc. and other restructuring activities. During the nine months ended September 30, 2003, we incurred $1 million of cash expenditures for these exit liabilities and we reduced environmental exit liabilities by $8 million. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the nine months ended September 30, 2003, net cash provided by operating activities of $115 million and proceeds from property and timberland disposals and sale of businesses of $204 million were used to fund net debt payments of $215 million and expenditures for property, plant and equipment of $85 million.

        In March 2003, as explained in Results of Operations, Acquisition above, the exchange transactions with JS Group were completed. The $189 million of cash proceeds were used to reduce borrowings outstanding under the Stone Container credit facility. The net impact of the transactions on our future results of operations and liquidity are not expected to be material.

        We expect internally generated cash flows, available borrowing capacity under our credit agreements and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, the antitrust settlement, severance costs and other rationalization expenditures, pension funding, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2003 and for 2004 are $8 million and $22 million, respectively, with varying amounts thereafter.

        We intend to hold capital expenditures for 2003 significantly below our anticipated annual depreciation level of $282 million. As of September 30, 2003, we had authorized commitments for capital expenditures of $101 million, including $23 million for environmental projects, $16 million to maintain competitiveness and $62 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of September 30, 2003, we had $395 million of unused borrowing capacity under our credit agreement.

Financing Activities

        On November 13, 2003, we obtained an amendment from our lender group easing certain financial covenant requirements under our bank credit agreement as of September 30, 2003, and for future periods through December 31, 2004.

        Our obligations under our credit agreement are unconditionally guaranteed by our material U.S. subsidiaries. The obligations of Smurfit-Stone Container Canada Inc. under the credit agreement are unconditionally guaranteed by us, our material U.S. subsidiaries and all of the active Canadian subsidiaries of Smurfit-Stone Container Canada Inc. Our obligations under the credit agreement are secured by a security interest in substantially all of our assets and the assets of our material U.S. subsidiaries, 100% of the capital stock of our material U.S. subsidiaries and 65% of the capital stock of Smurfit-Stone Container Canada Inc. The security interests securing our obligations under the credit agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of Smurfit-Stone Container Canada Inc. under the credit agreement are secured by a security interest in substantially all of the assets of Smurfit-Stone Container Canada Inc. and its active Canadian subsidiaries, the same U.S. assets and capital stock that secure our obligations under the credit agreement and all of the capital stock of the active

Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The security interests securing Smurfit-Stone Container Canada Inc.'s obligations under the credit agreement exclude three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

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

Pension Obligations

        As discussed in our 2002 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $621 million as of December 31, 2002. For the nine months ended September 30, 2003, we contributed $43 million to the pension plans, and expect to contribute approximately $60 million in the fourth quarter of 2003. Contributions to our plans in 2004 are expected to be significant, but will be dependent upon future changes in discount rates, the earnings performance of our plan assets and the outcome of proposed pension reform legislation. A decrease in the discount rate of 0.25% would increase our pension obligations by approximately $24 million.

NEW ACCOUNTING STANDARD FOR STOCK-BASED COMPENSATION ADOPTED

        In the second quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. We selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. We expensed an immaterial amount and $1 million, net of tax, in the three and nine month periods ended September 30, 2003, respectively, representing a pro rata portion of all employee awards granted, modified or settled after January 1, 2003.

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

Commodity Price Risk

        We periodically enter into exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of September 30, 2003, we had futures contracts to hedge approximately 30% of our expected natural gas requirements for the month of October 2003 and approximately 60% to 70% for the months of November 2003 through

March 2004. Our objective is to fix or cap the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The changes in energy cost discussed in Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations above include the impact of the natural gas futures contracts. See Note 12 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposure is the Canadian dollar. The functional currency for our operations in Canada is the U.S. dollar. As a result of completing the exchange transaction with JS Group, we no longer have any significant foreign exchange exposure with the euro.

        The exchange rate for the Canadian dollar as of September 30, 2003 compared to December 31, 2002 strengthened against the U.S. dollar by 14.5%. We recognized non-cash foreign currency exchange losses of $37 million for the nine months ended September 30, 2003 compared to $4 million last year due to the strengthening of the Canadian dollar.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year or less. At September 30, 2003, there were no Canadian dollar forward purchase contracts outstanding. As of November 13, 2003, we had Canadian dollar forward purchase contracts to hedge approximately 30% to 60% of our requirements for the months of December 2003 through December 2004. Cost of goods sold includes the impact of the forward purchase contracts that expired in the nine months ended September 30, 2003. See Note 12 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Stone Container from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at September 30, 2003.

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

Changes in Internal Control

        We are in the process of implementing a new company-wide financial system. As a result, we have updated our internal controls as necessary to accommodate the modifications to our business processes and accounting procedures. There have not been any other significant changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for a period during 1993-95. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes.

        On November 10, 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against the company, Stone Container Corporation and Jefferson Smurfit Corporation (U.S.), which are based on allegations of a conspiracy among containerboard manufacturers in 1993-95. Stone Container will make a settlement payment of $56.5 million, with one-half of such amount to be paid in December 2003 and the remainder in January 2005. The settlement is subject to court approval following the usual notice and hearing process. All of the other defendants previously entered into agreements to settle these cases, so consequently the settlement will effectively resolve the class actions; however, all of the defendants in the class actions continue to be defendants in a number of unresolved lawsuits brought on behalf of parties that have opted out of the class actions to seek their own recovery. All of the opt-out cases have been transferred to the same United States District Court for the Eastern District of Pennsylvania for pretrial proceedings. We continue to vigorously defend these opt-out cases.

        In September 1997, we received a Notice of Violation and a Compliance Order from the United States Environmental Protection Agency (EPA) alleging non-compliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, we responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, we received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that we "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. We responded to this notice and indicated the EPA's allegations were without merit. The Virginia Department of Environmental Quality (Virginia DEQ) issued a similar Notice of Violation in May 1999. The EPA has been the lead agency in the enforcement. We are continuing to participate in settlement discussions with the EPA and Virginia DEQ. Stone Container entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least February 9, 2004. The tolling agreement does not restrict the EPA from bringing suit against us. Based on the information developed to date and discussion with the EPA and Virginia DEQ, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

        In April 1999, the EPA and the Virginia DEQ each issued a Notice of Violation under the Clean Air Act to St. Laurent's mill located in West Point, Virginia, which St. Laurent (which has been merged into Stone Container) acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits and otherwise violated certain applicable air emission requirements. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and in June 2003, St. Laurent and Chesapeake concluded a settlement with respect to Chesapeake's indemnification obligation. We are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to resolve these Notices of Violation. We entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least February 9, 2004. The tolling agreement does not restrict the EPA from bringing suit against us. We are continuing to participate in settlement discussions with the EPA and Virginia DEQ. Based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

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

STONE CONTAINER CORPORATION (Registrant)
Date: November 14, 2003	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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