Form 10-K
period 2003-12-31
STONE CONTAINER CORP
filed 2004-03-03
CIK 94610

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-3439

STONE CONTAINER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2041256
(State of incorporation or organization)	(I.R.S. Employer Identification No.)
150 North Michigan Avenue Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)

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

        As of February 27, 2004, none of the registrant's voting stock was held by non-affiliates.

        The number of shares outstanding of the registrant's common stock as of February 27, 2004: 1,000

DOCUMENTS INCORPORATED BY REFERENCE: None

        The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted thereby.

STONE CONTAINER CORPORATION
ANNUAL REPORT ON FORM 10-K
December 31, 2003

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

  •
  access to capital markets;

  •
  assumptions relating to pension and other postretirement costs;

  •
  fluctuations in energy cost;

  •
  fluctuations in wood fiber and reclaimed fiber cost; and

  •
  obtaining required consents or waivers of creditors in the event we are unable to satisfy covenants in our debt instruments.

        Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur or, if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.

PART I

ITEM 1.    BUSINESS

        Unless the context otherwise requires, "we," "us," "our," "Company" or "Stone Container" refers to the business of Stone Container Corporation and its subsidiaries.

GENERAL

        Stone Container Corporation, a Delaware corporation, is an integrated producer of containerboard, corrugated containers, multiwall bags and other packaging products. Our operations are primarily in North America. For the year ended December 31, 2003, our net sales were $5,051 million and our net loss was $163 million.

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

        On March 31, 2003, we completed certain exchange transactions with an affiliate of Jefferson Smurfit Group (JS Group), formerly the largets stockholder of Smurfit-Stone, to exchange, in two separate transactions, our European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian corrugated container producer (the Smurfit-MBI Acquisition), and a payment from JS Group of approximately $189 million. We previously owned 50% of Smurfit-MBI and as a result of the completed transaction now own 100% of Smurfit-MBI. Smurfit-MBI operates 16 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

        We have two reportable segments: 1) Containerboard and Corrugated Containers and 2) Consumer Packaging. For financial information relating to our segments, including our net sales to external customers by country of origin, see the information set forth in Note 22 of the Notes to Consolidated Financial Statements.

PRODUCTS

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

        The Containerboard and Corrugated Containers segment includes 16 paper mills (11 located in the United States and five in Canada) and 106 container plants (86 located in the United States, 17 in Canada and three in Mexico). In addition, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada. The primary products of our Containerboard and Corrugated Containers segment include:

  •
  corrugated containers;

  •
  containerboard;

  •
  kraft paper; and

  •
  market pulp.

        We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumer goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck® recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts. Net sales of corrugated containers for 2003, 2002 and 2001 represent 56%, 52% and 51%, respectively, of the Company's total net sales.

        Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. We produced 3,020,000 tons of unbleached kraft linerboard, 692,000 tons of white top linerboard and 1,426,000 tons of medium in 2003. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations or by JSCE's corrugated container operations. In 2003, our corrugated container plants consumed 3,525,000 tons of containerboard, representing an integration level of approximately 64%. Net sales of containerboard for 2003, 2002 and 2001 represent 26%, 30% and 32%, respectively, of the Company's total net sales.

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

        Production for our paper mills and sales volume for our corrugated container facilities for the last three years were:

	2003	2002	2001
Tons produced (in thousands)
Containerboard	5,138	5,356	5,306
Kraft paper	293	283	287
Market pulp	497	567	545
Solid bleached sulfate	110	117	119
Corrugated containers sold (in billion sq. ft.) (1)	53.9	52.1	52.0
(1)
Includes 100% of Smurfit-MBI's shipments after March 31, 2003, the date we acquired the remaining 50% not previously owned. Amounts for periods prior to that date include Smurfit-MBI at 50%.

CONSUMER PACKAGING SEGMENT

        The Consumer Packaging segment includes 14 plants located in the United States and two in Canada. The primary products of our Consumer Packaging segment include:

  •
  multiwall bags;

  •
  consumer bags; and

  •
  laminated products.

        Multiwall bags are designed to safely and effectively ship a wide range of industrial and commercial products, including fertilizers, chemicals, pharmaceuticals, building products, concrete, food, feed, seed and salt. Bags can be customized with easy-open features, handles and resealable closures, with a variety of liners, coatings and other treatments. We have developed and patented many innovative styles, including Cap-Sac®, PeelPak®, Soni-Loc®, Peel-N-Pour™, SquareStack™ and SquareSak™. We also manufacture small consumer bags for food and other products sold at retail outlets, including pet food and litter, cookies, flour, baking mixes and microwave popcorn. In 2003, our bag operations consumed approximately 53% of the kraft paper produced by our kraft paper mill. Multiwall bag shipments (in million bags) for 2003, 2002 and 2001 were 1,156, 1,162 and 1,108, respectively.

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

        Wood fiber and reclaimed fiber are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Adverse weather, conservation regulations and the shutdown of a number of sawmills have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which we procure wood fiber. Fluctuations in supply and demand for reclaimed fiber have occasionally caused tight supplies of reclaimed fiber. At those times, we have experienced an increase in the cost of such fiber.

MARKETING

        Our marketing strategy is to sell a broad range of paper-based packaging products to manufacturers of industrial and consumer products. We seek to meet the quality and service needs of the customers of our converting plants at the most efficient cost, while balancing those needs against the demands of our open market paperboard customers. Our converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high-volume commodity products.

        We serve a broad customer base for each of our industry segments. As a result we serve thousands of accounts from our plants. Each plant has its own sales force and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. We complement our local plants' marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant due to production capacity, logistics and equipment requirements. Marketing of containerboard and pulp to third parties is centralized in our board sales group, which sells approximately three million tons of pulp and paperboard annually.

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

EMPLOYEES

        We had approximately 22,300 employees at December 31, 2003, of which approximately 16,600 were employees of U.S. operations. Approximately 10,500 (63%) of our U.S. employees are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

  •
  La Tuque, Quebec, Canada—August 2004

  •
  Jacksonville, Florida—June 2006

  •
  Hodge, Louisiana—June 2006

  •
  Missoula, Montana—June 2007

  •
  Hopewell, Virginia—July 2007

  •
  Panama City, Florida—March 2008

  •
  West Point, Virginia—September 2008

  •
  Florence, South Carolina—August 2009

        We believe our employee relations are generally good. We are currently in the process of bargaining with unions representing production employees at a number of our operations, including all five of our Canadian mills. There were no significant or material work stoppages during 2003. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

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

        In particular, the United States Environmental Protection Agency (EPA) has finalized significant portions of its comprehensive rule governing air emissions (Maximum Achievable Control Technology (MACT)) and water discharges (Effluent Limitation Guidelines) from the pulp, paper and paperboard industry, known as the "Cluster Rule."

  •
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

  •
  MACT II of the Cluster Rule requires control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of March 13, 2004. We have spent approximately $32 million through 2003 and will spend approximately $9 million in 2004 for projects related to MACT II of the Cluster Rule, which will substantially complete all of the projects to bring us into compliance with MACT II of the Cluster Rule.

  •
  Phase II of MACT I of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. We continue to study possible means of compliance with Phase II of MACT I of the Cluster Rule.

  Based on currently available information, we estimate that the aggregate compliance cost for Phase II of MACT I of the Cluster Rule will be approximately $50 million to $60 million and that such cost will be incurred over the next three years. We estimate spending approximately $25 million in 2004 on projects related to Phase II of MACT I.

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

        In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $10 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule, it is our opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position. However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results.

AVAILABLE INFORMATION

        We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934 through Smurfit-Stone's Internet Website (www.smurfit-stone.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). You may access these SEC filings via the hyperlink that Smurfit-Stone provide on its Website to a third-party SEC filings website. We have adopted a Code of Ethics for senior officers (including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), which is also available on Smurfit-Stone's Website.

ITEM 2.    PROPERTIES

        Our manufacturing facilities are located primarily in North America. We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for our use. Our manufacturing facilities as of December 31, 2003 are summarized below:

	Number of Facilities
				State Locations(a)
	Total	Owned	Leased
United States
Containerboard and Corrugated Containers Segment:
Paper mills	11	11		9
Corrugated container plants	86	51	35	31
Consumer Packaging Segment:
Consumer packaging plants	14	6	8	12

Subtotal	111	68	43	36
Canada and Other North America
Containerboard and Corrugated Containers Segment:
Paper mills	5	5		N/A
Corrugated container plants	20	16	4	N/A
Consumer Packaging Segment:
Consumer packaging plants	2	2		N/A

Subtotal	27	23	4	N/A
International
Corrugated container plant	1	1		N/A

Total	139	92	47

(a)
Reflects the number of states in which we have at least one manufacturing facility.

        The paper mills represent approximately 82% of our investment in property, plant and equipment. In addition to manufacturing facilities, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada. The approximate annual tons of productive capacity of our paper mills at December 31, 2003 were:

Annual Capacity (in thousands)
United States
Containerboard	4,585
Kraft paper	291
Market pulp	355

Subtotal	5,231
Canada
Containerboard	964
Market pulp	244
Solid bleached sulfate	111

Subtotal	1,319

Total	6,550

        Substantially all of our North American operating facilities have been pledged as collateral under our credit agreement. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Net Cash Used For Financing Activities."

ITEM 3.    LEGAL PROCEEDINGS

LITIGATION

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that we reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints were amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits sought an unspecified amount of damages arising out of the sale of corrugated products for a period during 1993-95. The complaints were transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which certified two plaintiff classes. In November 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against Smurfit-Stone, us and Jefferson Smurfit (U.S.). We will make a settlement payment of $56.5 million, one-half of which was paid in December 2003 and the remainder of which will be paid in January 2005. The settlement is subject to final court approval following a fairness hearing to be held on March 26, 2004. All of the other defendants have also entered into agreements to settle these class actions; however, all of the defendants in the class actions continue to be defendants in 12 lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. All but one of the opt-out cases have been transferred to the same United States District Court for the Eastern District of Pennsylvania for pretrial proceedings. We continue to vigorously defend these opt-out cases. We believe our liability for these matters was adequately reserved at December 31, 2003.

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

        In September 1997, we received a Notice of Violation and a Compliance Order from the EPA alleging noncompliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, we responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, we received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that we "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. We responded to this notice and indicated the EPA's allegations were without merit. The Virginia Department of Environmental Quality (Virginia DEQ) issued a similar Notice of Violation in May 1999. The EPA has been the lead agency in the enforcement. We are continuing to participate in settlement discussions with the EPA and Virginia DEQ. We entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least June 4, 2004. The tolling agreement does not restrict the EPA from bringing suit against us. Based on the information developed to date and discussion with the EPA and Virginia DEQ, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

        In April 1999, the EPA and the Virginia DEQ each issued a Notice of Violation under the Clean Air Act to St. Laurent Paperboard Inc.'s (St. Laurent) mill located in West Point, Virginia, which St. Laurent (which has been merged into Stone Container) acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits and otherwise violated certain applicable air emission requirements. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and in June 2003, St. Laurent and Chesapeake concluded a settlement with respect to Chesapeake's indemnification obligation. We are attempting to reach agreement with the EPA and Virginia DEQ on a capital expenditure plan to resolve these Notices of Violation. We entered into a tolling agreement with the EPA to allow us to continue settlement discussions without litigation, which tolls the statute of limitations in this matter until at least May 10, 2004. The tolling agreement does not restrict the EPA from bringing suit against us. We are continuing to participate in settlement discussions with the EPA and Virginia DEQ. Based on the information developed to date and discussions with the EPA and Virginia DEQ, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

        We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Our relative percentage of waste deposited at these sites is 1% or less. In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for the investigation and/or remediation of certain of our owned properties.

        Based on current information, we believe the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2003, we had approximately $18 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        We are a wholly-owned subsidiary of Smurfit-Stone. Therefore, all of our outstanding common stock is owned by Smurfit-Stone. As a result, there is no established public market for our common stock.

DIVIDENDS ON COMMON STOCK

        We have not paid cash dividends on our common stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends in the future is restricted by certain restrictive provisions contained in our credit agreement, senior note indentures and restated certificate of incorporation. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Net Cash Provided By (Used For) Financing Activities."

ITEM 6.    SELECTED FINANCIAL DATA (h)

(In millions, except statistical data)	2003(a)(b)	2002	2001	2000(c)	1999
Summary of Operations
Net sales	$5,051	$4,970	$5,189	$5,179	$3,963
Income (loss) from operations (d)	(1)	284	347	559	204
Income (loss) from continuing operations before cumulative effect of accounting change	(167)	23	(10)	99	(91)
Discontinued operations, net of income tax provision (e)	6	(21)	20	16	14
Net income (loss)	(163)	2	10	108	(85)
Other Financial Data
Net income (loss) available to common stockholders, adjusted to exclude goodwill amortization (f)	$(163)	$2	$94	$190	$(14)
Net cash provided by (used for):
Operating activities	105	264	413	562	72
Investing activities	93	(104)	(117)	(808)	683
Financing activities	(195)	(166)	(306)	262	(883)
Depreciation and amortization (f)	279	278	354	313	296
Capital investments and acquisitions	116	130	146	878	87
Working capital, net	291	525	479	369	32
Net property, plant, equipment and timberlands	3,603	3,706	3,943	4,406	3,110
Total assets	7,856	8,467	8,638	9,051	7,565
Long-term debt	3,228	3,389	3,516	3,813	3,157
Redeemable preferred stock					78
Stockholders' equity	2,748	2,881	2,957	3,003	2,506
Statistical Data (tons in thousands)
Containerboard production (tons) (g)	5,138	5,356	5,306	5,072	4,381
Kraft paper production (tons)	293	283	287	290	437
Market pulp production (tons)	497	567	545	550	572
Solid bleached sulfate production (tons)	110	117	119	68
Corrugated containers sold (billion sq. ft.) (g)	54.6	52.7	52.6	52.5	51.3
Multiwall bags sold (million bags)	1,156	1,162	1,108	1,054	1,075
Number of employees	22,300	24,700	24,700	25,600	21,900

Notes to Selected Financial Data

(a)
Results for 2003 include the acquisition of Smurfit-MBI after March 31, 2003, the date of the acquisition.

(b)
We recorded a $2 million charge, net of income tax, in 2003 for the cumulative effect of an accounting change in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations."

(c)
Results for 2000 include the acquisition of St. Laurent Paperboard Inc. after May 31, 2000, the date of acquisition.

(d)
In 2003, 2002, 2001 and 2000, we recorded restructuring charges of $94 million, $20 million, $6 million, and $53 million, respectively.

(e)
Includes income from discontinued operations (net of income taxes) and gain or loss on disposition of discontinued operations (net of income taxes).

(f)
Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Depreciation, depletion and amortization includes goodwill amortization of $84 million in 2001, $82 million in 2000 and $71 million in 1999.

(g)
Excludes discontinued operations.

(h)
Certain prior year amounts have been restated to conform to current year presentation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

OVERVIEW

        Stone Container Corporation is an integrated producer of paperboard and paper-based packaging. Our major products are containerboard, corrugated containers, multiwall bags, solid bleached sulfate and market pulp. We operate in two reportable industry segments. Approximately 87% of our 2003 net sales were generated by the Containerboard and Corrugated Containers segment and 12% were generated by the Consumer Packaging segment. Our mill operations supply paper to our corrugated container and multiwall bag converting operations. The products of our converting operations, as well as the mill tonnage in excess of what is consumed internally, are the main products sold to third parties. Our operating facilities and customers are located primarily in the United States and Canada.

        Market conditions and demand for the products of our segments are subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability. In recent years, the continued loss of domestic manufacturing to offshore competition and the changing retail environment in the U.S. have also played a key role. The influence of superstores and discount retailing giants, as well as the impacts from online shopping, has resulted in a growing demand for packaging, which is more condensed, lighter weight and less expensive. These factors have greatly influenced the corrugated industry. Demand for corrugated products has declined approximately 6% since 1999 and prices have fallen approximately 15% from their peak in 2000.

        We have responded to this challenging demand environment by 1) taking extensive market related downtime in recent years in our mill operations in order to maintain an internal balance between supply and demand, 2) restructuring our operations thereby reducing excess production capacity and fixed costs, 3) using an area-management approach at our converting operations that provides added value to customers through focused and unified sales and manufacturing teams, 4) expanding our core capabilities to serve the evolving needs of packaging customers in North America and 5) making strategic acquisitions that provide competitive advantages.

        Growth in the manufacturing sector of the U.S. economy continued to be slow through most of 2003, resulting in sluggish demand for our products and lower profitability compared to 2002. Prices for many of our products declined compared to 2002. Our profits declined due to lower pricing, lower mill operating rates, restructuring activities and higher costs, including energy, fiber and employee benefits.

        The economic recovery that has recently begun in the United States is expected to have a positive impact on packaging demand. In January 2004, we advised our customers of a $40 per ton price increase for liner and medium, with corresponding increases for corrugated containers. While we anticipate that 2004 will be a stronger year, we cannot predict whether the U.S. economic recovery will continue, the rate of such recovery or the success of our planned price increase implementation.

EXCHANGE TRANSACTIONS

        On March 31, 2003, we completed transactions with an affiliate of Jefferson Smurfit Group (JS Group) to exchange, in two separate transactions, our European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian corrugated producer (the Smurfit-MBI Acquisition), and a payment from JS Group of approximately $189 million. We previously owned 50% of Smurfit-MBI and, as a result of the completed transactions, now own 100% of Smurfit-MBI. Smurfit-MBI operates 16 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. Smurfit-MBI's results of operations are included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, was allocated to the assets acquired and liabilities assumed according to estimated fair values. The purchase price allocation, completed during the fourth quarter of 2003, resulted in acquired goodwill of $94 million, including a reclassification of $52 million associated with our original investment, and intangible assets of $45 million, which were allocated to the Containerboard and Corrugated Containers segment.

RESULTS OF OPERATIONS

Segment Data

	2003		2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$4,411	$158	$4,331	$341	$4,577	$482
Consumer packaging	631	38	632	46	605	34
Other operations	9		7	1	7	1

Total segment operations	$5,051	196	$4,970	388	$5,189	517

Restructuring charges		(94)		(20)		(6)
Gain (loss) on sale of assets				(11)		9
Goodwill amortization(1)						(82)
Interest expense, net		(237)		(261)		(330)
Loss on early extinguishment of debt		(1)		(13)		(6)
Litigation charges		(77)
Corporate expenses and other(2)		(70)		(56)		(72)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change		$(283)		$27		$30

(1)
Amortization of goodwill ceased on January 1, 2002, when we adopted SFAS No. 142, "Goodwill and Other Intangible Assets."

(2)
Corporate expenses and other include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

2003 COMPARED TO 2002

        The decline in our results from continuing operations before income taxes and cumulative effect of accounting change was due primarily to lower segment profits, higher restructuring and litigation charges and the impact of the stronger Canadian dollar. Total segment operating profit was lower due to lower mill operating rates and higher costs of energy, fiber and employee benefits, but benefited from the acquisition of the remaining 50% of Smurfit-MBI on March 31, 2003.

        Net sales of $5,051 million in 2003 increased by 2% due primarily to higher sales volume as a result of the Smurfit-MBI Acquisition. Smurfit-MBI had net sales of $358 million for the nine months ended December 31, 2003. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(15)	$6	$1	$(8)
Sales volume	(263)	(7)	1	(269)
Smurfit-MBI Acquisition	358			358

Total	$80	$(1)	$2	$81

        Cost of goods sold increased due to the Smurfit-MBI Acquisition and the higher cost of energy ($49 million), wood fiber ($42 million), employee benefits and the impact from the strengthening Canadian dollar. Cost of goods sold as a percent of net sales increased from 85% in 2002 to 88% in 2003 due primarily to our lower mill operating rates and higher costs of energy, wood fiber and employee benefits.

        Selling and administrative expenses increased due primarily to litigation charges of $77 million, the Smurfit-MBI Acquisition and higher employee benefits costs. On November 10, 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against Smurfit-Stone, us and Jefferson Smurfit (U.S.), which were based on allegations of a conspiracy among containerboard manufacturers in 1993-95. We will make a settlement payment of $56.5 million, one-half of which was paid in December 2003 and the remainder will be paid in January 2005. The settlement is subject to final court approval following a fairness hearing to be held on March 26, 2004. All of the other defendants previously entered into agreements to settle these class actions; however, all of the defendants in the class actions continue to be defendants in 12 unresolved lawsuits brought on behalf of parties that have opted out of the class actions to seek their own recovery. We recorded pretax charges of $77 million in 2003 to accrue for the antitrust settlement and the estimated liability of the opt-out cases. See Part I, Item 3, "Legal Proceedings."

        During 2003, we recorded restructuring charges of $94 million, including $90 million in the fourth quarter, related to rationalization and cost reduction plans. We permanently closed our Thunder Bay, Ontario, corrugating medium mill, temporarily idled one of two paper machines at our Jacksonville, Florida, containerboard mill, closed three converting facilities and reduced the salaried work force primarily in our corrugated containers operations. As a result, our annual production capacity of containerboard was reduced by approximately 350,000 tons (6%) in 2003. We expect to record additional restructuring charges in 2004 for further rationalization, including consolidation of facilities and additional reductions in workforce. The rationalization process, when completed, will result in an overall workforce reduction in Smurfit-Stone's subsidiaries of approximately 1,400 positions. We expect to realize annual savings of approximately $100 million as a result of these actions.

        Interest expense, net decreased by $24 million due to the favorable impacts of lower average borrowings ($18 million) and from lower interest rates ($6 million). Our overall average effective interest rate in 2003 was lower than 2002 by approximately 20 basis points.

        Other, net for 2003 included non-cash foreign currency exchange losses totaling $50 million compared to $2 million in 2002. The increase compared to 2002 was due primarily to the strengthening Canadian dollar, which resulted in an approximately 18% adverse movement in the exchange rate relative to the U.S. dollar in 2003. See Item 7A, "Quantative and Qualitative Disclosures About Market Risk, Foreign Currency Risk."

        Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to a $6 million benefit related to the resolution of certain prior year tax matters, state income taxes and the effect of other permanent differences. For additional information see Note 13 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

        Net sales increased by 2% due primarily to higher shipments of corrugated containers resulting from the Smurfit-MBI Acquisition. External sales of containerboard declined due to the higher integration level resulting from the Smurfit-MBI Acquisition. Wet weather conditions in the southeastern U.S. hampered our ability to source wood fiber, resulting in lower shipments at our market pulp mill in that region. Prices for corrugated containers and containerboard were lower due to poor market conditions. Market pulp prices increased compared to 2002.

        Production of containerboard decreased by 4%. Our containerboard mills operated at an average rate of 89.3% of capacity in 2003, as compared to 91.4% in 2002. Shipments of corrugated containers increased 3% compared to 2002 due to the Smurfit-MBI Acquisition. Production of solid bleached sulfate (SBS) decreased by 6% and market pulp decreased by 12%.

        Profits decreased by $183 million due primarily to higher costs, including energy ($49 million), wood fiber ($42 million) and employee benefits and lower mill operating rates. Profits were favorably impacted by the Smurfit-MBI Acquisition.

Consumer Packaging Segment

        Net sales for 2003 were comparable to 2002. Sales prices of our consumer bag and flexible packaging products were higher, while sales prices of multiwall bags were lower compared to 2002. Shipments of multiwall and consumer bags were comparable, while volume for our flexible packaging products improved by 3%.

        Profits decreased by $8 million due primarily to higher employee benefit costs.

2002 COMPARED TO 2001

        Income from continuing operations before income taxes of $27 million decreased $3 million compared to 2001. The decline was due primarily to lower segment profits as a result of lower sales prices. Lower interest expense and the elimination of goodwill amortization partially offset the decline in earnings.

        Consolidated net sales of $4,970 million in 2002 decreased by 4% compared to 2001 due primarily to lower average sales prices for containerboard and corrugated containers. The decrease in sales prices was partially offset by acquisitions in the Consumer Packaging segment. The increase or decrease in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(236)	$(6)	$	$(242)
Sales volume	(10)	33		23

Total	$(246)	$27	$	$(219)

        Cost of goods sold decreased compared to 2001 due to the elimination of goodwill amortization ($82 million) and lower energy cost ($30 million). Higher reclaimed fiber cost ($53 million) partially offset the costs decreases. Cost of goods sold as a percent of net sales was 84.6% for 2002 compared to 84.3% for 2001 due primarily to the lower average sales prices.

        Selling and administrative expenses for 2002 were lower than 2001 due to reduced compensation expense and insurance proceeds received in 2002. Selling and administrative expenses as a percent of net sales was 9% in 2002, comparable to 2001.

        During 2002, we recorded restructuring charges of $20 million related to the permanent shutdown of the No. 1 containerboard machine at our Missoula, Montana paper mill, which had the capacity to produce approximately 180,000 tons of linerboard per year, and the closure of two converting facilities. Interest expense, net decreased $69 million due to the favorable impacts of lower interest rates ($47 million) partially resulting from refinancing activities in 2002 and 2001 and from lower average borrowings ($27 million), which were partially offset by a $5 million reduction in interest income. Our overall average effective interest rate in 2002 was lower than 2001 by approximately 135 basis points.

        The effective income tax rate for 2002 decreased compared to 2001 due primarily to discontinuing nondeductible goodwill amortization upon the adoption of SFAS No. 142. The effective tax rate for 2002 differed from the federal statutory tax rate due to the effect of permanent differences. For information concerning income taxes, see Note 13 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 5% due primarily to lower average sales prices for containerboard and corrugated containers. Corrugated container sales prices and linerboard sales prices were lower and the average sales price for market pulp was comparable to 2001.

        Production of containerboard increased by 1%. Our containerboard mills operated at an average rate of 91.4% of capacity in 2002, as compared to 86.4% in 2001. Shipments of corrugated containers were comparable to 2001. Our production of market pulp increased by 4%, SBS production decreased 2% and kraft paper production decreased by 1% compared to 2001.

        Profits decreased by $141 million due primarily to the lower average sales prices. Reclaimed fiber cost was higher than 2001 by approximately $53 million. Profits were favorably impacted by the lower energy cost. Cost of goods sold as a percent of net sales was 84% for 2002 compared to 83% for 2001 due primarily to the lower average sales prices.

Consumer Packaging Segment

        Net sales for 2002 increased by 4% compared to 2001 due to the acquisition of a multiwall bag plant and a flexible packaging plant in the second half of 2001. Net sales were unfavorably impacted by lower sales volume for consumer bags. Multiwall bag shipments were higher by 5% due to the multiwall acquisition. Sales prices of flexible, multiwall bags and specialty packaging products were lower than 2001.

        Profits improved by $12 million due primarily to the acquisitions and lower kraft paper cost.

LIQUIDITY AND CAPITAL RESOURCES

        The following table presents a summary of our cash flows for the years ended December 31,:

(In millions)	2003	2002	2001
Net cash provided by (used for):
Operating activities	$105	$264	$413
Investing activities	93	(104)	(117)
Financing activities	(195)	(166)	(306)
Effect of exchange rate changes on cash	(2)	2

Net increase (decrease) in cash	$1	$(4)	$(10)

Net Cash Provided By Operating Activities

        Net cash provided by operating activities for the year ended December 31, 2003 decreased $159 million, or 60%, compared to 2002. The decrease was due primarily to lower segment profits and litigation payments. Segment profits decreased $192 million compared to 2002 due primarily to higher costs of wood fiber, energy and employee benefits, as well as lower mill operating rates. Contributions to our pension plans were $99 million in 2003 compared to $118 million in 2002 and $42 million in 2001. In addition, we paid $28 million in 2003 related to the settlement of antitrust class action cases.

        Reductions in accounts receivable, due primarily to lower product prices, and lower inventory levels favorably impacted operating cash flow in 2003. The decline in accounts payable had an unfavorable impact on operating cash flow.

Net Cash Provided By (Used For) Investing Activities

        Net cash provided by investing activities was $93 million for the year ended December 31, 2003. The increase was due primarily to higher proceeds from asset disposals, including the exchange transactions with JS Group.

        As explained in "Exchange Transactions," the exchange transactions with JS Group were completed in March 2003. Cash proceeds of $189 million from these transactions were used to reduce borrowings outstanding under the Stone Container credit facility.

        Our 2003 expenditures for property, plant and equipment were comparable to 2002. The $116 million expended for property, plant and equipment included $31 million for environmental projects, $17 million to maintain competitiveness and $68 million for upgrades, modernization and expansion.

Net Cash Used For Financing Activities

        Net cash used for financing activities for the year ended December 31, 2003 increased $29 million compared to 2002. Net cash provided by operating and investing activities were used to repay debt and fund deferred debt issuance cost.

        On November 11, 2003, Stone Container obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of September 30, 2003, and for future periods through December 31, 2004.

        We and our subsidiary, Smurfit-Stone Container Canada Inc., have a bank credit agreement which provides for (i) $1,091 million in term loans in the form of a $933 million Tranche B term loan to Stone Container maturing June 30, 2009 and a $158 million Tranche C term loan to Smurfit-Stone Canada Inc. maturing June 30, 2009 and (ii) a $560 million senior secured revolving credit facility for Stone Container and a $100 million senior secured revolving credit facility for Smurfit-Stone Container Canada Inc., each maturing on December 31, 2005. Up to $200 million of the revolving credit facilities may consist of letters of credit. Loans under Stone Container's Tranche B and Smurfit-Stone Container Canada Inc.'s Tranche C term loans bear interest at rates selected at the option of Stone Container equal to adjusted LIBOR plus a margin ranging from 2.25% to 2.5% or alternate base rate (ABR) plus a margin ranging from 1.25% to 1.5%. Outstanding loans under our and Smurfit-Stone Container Canada Inc.'s revolving credit facilities bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 2.0% to 3.0% or ABR plus a margin ranging from 1.0% to 2.0%. A commitment fee of 0.5% per annum is assessed on the unused portion of the revolving credit facilities. The margins and fees are determined by the ratio of total indebtedness to EBITDA, as defined in the credit agreement.

        Our obligations under our credit agreement are unconditionally guaranteed by our material U.S. subsidiaries. The obligations of Smurfit-Stone Container Canada Inc. under the Stone Container credit agreement are unconditionally guaranteed by Stone Container, the material U.S. subsidiaries of Stone Container and all of the active Canadian subsidiaries of Smurfit-Stone Container Canada Inc. Our obligations under the credit agreement are secured by a security interest in substantially all of the assets of Stone Container and its material U.S. subsidiaries, 100% of the capital stock of Stone Container's material U.S. subsidiaries and 65% of the capital stock of Smurfit-Stone Container Canada Inc. The security interests securing our obligations under the credit agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of Smurfit-Stone Container Canada Inc. under the credit agreement are secured by a security interest in substantially all of the assets of Smurfit-Stone Container Canada Inc. and its active Canadian subsidiaries, the same U.S. assets and capital stock that secure our obligations under the credit agreement and all of the capital stock of the active Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The security interests securing Smurfit-Stone Container Canada Inc.'s obligations under the credit agreement exclude three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

        The credit agreements contain various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The credit agreements also require prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. These restrictions, together with our highly leveraged position, could restrict our corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We expect to remain in compliance with all of the financial covenants contained in our credit agreements. However, if the difficult business conditions we experienced in 2003 continue to persist in 2004, we may need to seek an amendment or waiver to avoid violating certain financial covenants contained in our credit agreements. We believe that we could obtain such an amendment or waiver, if necessary. However, if there is a violation of any of the financial covenants and we are not successful in obtaining an amendment or waiver, a default would occur under the credit agreements, which could result in a material adverse impact on our financial condition.

FUTURE CASH FLOWS

Obligations and Commitments

        At December 31, 2003, our contractual obligations and commitments were as follows:

		Amounts Payable During
(In millions)	Total	2004	2005-06	2007-08	2009 & Beyond
Long-term debt, including capital leases	$3,228	$17	$447	$395	$2,369
Operating leases	231	61	88	42	40
Purchase obligations(1)	591	160	157	92	182
Commitments for capital expenditures(2)	112	108	4
Other long-term liabilities(3)	77	19	38	4	16

Total contractual obligations	$4,239	$365	$734	$533	$2,607

(1)
Amounts shown consist primarily of national supply contracts to purchase containerboard, wood, natural gas and other energy resources for which value is received. We do not aggregate open purchase orders executed in the normal course of business by each of our operating locations and such purchase orders are therefore excluded from the table.

(2)
Amounts shown are estimates of future spending on capital projects which were authorized prior to December 31, 2003 but were not completed by December 31 2003. We intend to hold capital expenditures for 2004 to approximately $146 million.

(3)
Amounts shown consist primarily of severance costs and other rationalization expenditures, antitrust payments and environmental liabilities, which have been recorded in our December 31, 2003 balance sheet. The table does not include our deferred income tax liability, accruals for self-insured losses and pension and other postretirement plans because it is not certain when these liabilities will become due. We contributed $110 million to our pension and other postretirement plans in 2003 and expect to contribute $122 million to such plans in 2004. Future contributions to our pension and other postretirement plans will be dependent upon pending legislation, future changes in discount rates and the earnings performance of our plan assets.

        As previously discussed, our cash flow from operations declined significantly in 2003 as a result of the challenging operating conditions within our industry. We expect an improvement in our cash flow from operations in 2004, provided the economic expansion continues and we are successful in implementing our planned price increases. As of December 31, 2003, we had $331 million of unused borrowing capacity under our revolving credit facility.

        Scheduled debt payments, including capital lease payments, for 2004 and 2005 are $17 million and $246 million, respectively. Our revolving credit facility matures in 2005. Smurfit-Stone is currently evaluating refinancing alternatives, including a combination of Stone Container with Jefferson Smurfit (U.S.), and as a part of such combination, the separate senior secured bank financings of each of Stone Container and Jefferson Smurfit (U.S.) may be combined into a new single senior secured bank facility. Also, we will continue to pursue opportunities to reduce interest costs by refinancing certain of our debt obligations. We have historically had good access to capital markets and expect to be able to repay or refinance our debt maturities on or before their maturity dates. Although we believe that we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such an event, we would explore additional options such as the sale or monetization of assets.

        We expect that all of our cash sources detailed above, in combination, will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, the antitrust settlement, severance costs and other rationalization expenditures, expenditures related to environmental compliance and other capital expenditures.

Contingent Obligations

        We issue standby letters of credit primarily for performance bonds and for self-insurance. Letters of credit are issued under our revolving credit facility, generally have a one-year maturity and are renewed annually. As of December 31, 2003, we had $99 million of letters of credit outstanding.

        We have certain woodchip processing contracts, which provide for guarantees of third party contractors' debt outstanding, with a security interest in the chipping equipment. Guarantee payments would be triggered in the event of a loan default by any of the contractors. The maximum potential amount of future payments related to all of such arrangements as of December 31, 2003 would be $24 million. Cash proceeds received from liquidation of the chipping equipment would be based on market conditions at the time of sale, and we may not recover in full the guarantee payments made.

Pension Obligations

        As of December 31, 2003, our pension benefit obligations exceeded the fair value of pension plan assets by $545 million, down from $621 million at the end of 2002. The decrease in the under-funded status was due primarily to higher contributions, actual returns on plan assets in excess of the assumed returns, and the disposition of the European operations, whose plans were under funded by $131 million at December 31, 2002. In 2003, we recorded a decrease to the minimum pension liability of $8 million and an increase to other comprehensive income of $5 million, net of tax of $3 million.

Exit Liabilities

        We recorded restructuring charges of $94 million in 2003, including $20 million for exit liabilities, which were principally for severance and benefit cost and facility closure cost. In 2003, we incurred cash expenditures of $3 million for these exit liabilities.

        As explained in our 2002 Annual Report on Form 10-K, we had $27 million of exit liabilities as of December 31, 2002 related primarily to the restructuring of operations in connection with the merger with Smurfit-Stone, the acquisition of St. Laurent Paperboard Inc. and our restructuring activities. During 2003, we incurred cash expenditures of $2 million for these exit liabilities and reduced environmental exit liabilities by $8 million and lease commitments by $7 million due primarily to the renegotiation of a lease contract. The exit liabilities remaining as of December 31, 2003, including the 2003 restructuring activities, total $27 million. Future cash outlays, principally for severance and benefits cost and long-term commitments, are expected to be $16 million in 2004, $2 million in 2005 and $9 million thereafter. We intend to continue funding exit liabilities through operations as originally planned.

Environmental Matters

        As discussed in Item 1, "Business, Environmental Compliance," we will spend approximately $9 million in 2004 on MACT II of the Cluster Rule, which will substantially complete all of the projects to bring us into compliance with MACT II of the Cluster Rule. We continue to study possible means of compliance with Phase II of MACT I of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of Phase II of MACT I of the Cluster Rule will be approximately $50 million to $60 million, $25 million of which will be spent in 2004 and the remainder in 2005 and 2006. In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on the Cluster Rule projects, we have spent an average of approximately $10 million in each of the last three years on capital expenditures for environmental purposes. We anticipate that environmental capital expenditures, exclusive of the Cluster Rule projects, will be approximately $12 million in 2004.

OFF-BALANCE SHEET ARRANGEMENT

        At December 31, 2003 and 2002, we had an off-balance sheet financing arrangement with a qualified special purpose entity. We have a $265 million accounts receivable securitization program whereby we sell, without recourse, on an ongoing basis, certain of our accounts receivable to Stone Receivables Corporation (SRC). SRC is a wholly-owned non-consolidated subsidiary of Stone Container, and a qualified special-purpose entity under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SRC transfers the receivables to a trust for which it has sold beneficial interest to third-party investors. At December 31, 2003, $267 million of accounts receivable had been sold under the program, of which $52 million was retained by us as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet. The investors and securitization trusts have no recourse to Stone Container for the failure of debtors to pay when due.

EFFECTS OF INFLATION

        With the exception of energy, fiber and employee benefits, inflationary increases in operating costs have been moderate during the past three years. Energy and fiber cost increases are strongly influenced by supply and demand factors, and when supplies become tight, we have experienced temporary increases in the cost of these items. We continue to seek ways to mitigate the impact of such cost increases and, to the extent permitted by competition, pass the increased cost on to customers by increasing sales prices over time.

        We use the last-in, first-out method of accounting for approximately 50% of our inventories. Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.

        Our property, plant and equipment were adjusted to estimated fair value in the allocations of the purchase prices as a result of our merger with Smurfit-Stone in 1998 and the more recent acquisitions of St. Laurent and Smurfit-MBI. Therefore, depreciation expense for the next several years will approximate current cost of productive capacity being consumed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Long-Lived Assets and Goodwill

        We conduct impairment reviews of long-lived assets and goodwill in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No 142, respectively. Such reviews require us to make estimates of future cash flows and fair values. We have performed the required reviews in 2003 and no impairment charges were recognized in 2003. Our cash flow projections include significant assumptions about economic conditions, demand and pricing for our products and cost. Our estimates of fair value are determined using a variety of valuation techniques, including pricing of recent industry acquisitions. While significant judgment is required, we believe that our estimates of future cash flows and fair value are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values for long-lived assets and goodwill, which could materially affect the value of property, plant and equipment and goodwill and results of operations.

Idle Paper Machines and Restructurings

        Smurfit-Stone has excess capacity in its containerboard system due to its policy of producing to meet demand. As a result, we have temporarily shut down one of our paper machines located in Jacksonville, Florida. Smurfit-Stone's decision to shut down this machine was based upon anticipated supply and demand factors, its location and operating cost. The Jacksonville machine has the capacity to produce 167,000 tons of medium. No decision has been made to permanently shut down this machine, as it may be restarted, subject to future demand and industry conditions. As of December 31, 2003, the Jacksonville machine had a net book value of $22 million. For accounting purposes, the machine is classified as held and used and continues to be depreciated.

        In recent years, we have closed a number of operating facilities and exited non-core businesses. Identifying and calculating the cost to exit these businesses requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including leases and other contractual obligations, and the net realizable value of assets held for sale. We believe our estimates are reasonable, considering our knowledge of the paper industry, previous experience in exiting activities and valuations received from independent third parties in the calculation of such estimates. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

Allowance for Doubtful Accounts

        We evaluate the collectibility of accounts receivable on a case-by-case basis and make adjustments to the bad debt reserve for expected losses. We also estimate reserves for bad debts based on historical experience and past due status of the accounts. We perform credit evaluations and adjust credit limits based upon each customer's payment history and credit worthiness. While credit losses have historically been within our expectations and the provisions established, actual bad debt write-offs may differ from our estimates, resulting in higher or lower charges in the future for our allowance for doubtful accounts.

Pension

        The determination of pension obligations and pension expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates applied to plan liabilities. Consulting actuaries assist us in determining these assumptions, which are described in Note 14 of the Notes to Consolidated Financial Statements. In 2003, we adjusted the expected long-term rate of return on plan assets to 9%, down from 9.5%, which increased retirement plan expense approximately $6 million in 2003. Effective for 2004, the expected long-term rate of return is 9% on U.S. plan assets and 8.0% on foreign plan assets. The discount rate for the U.S. and foreign retirement plans at December 31, 2003 is 6.25% and 6.0%, respectively. The assumed rate for the long-term return on plan assets has been determined based upon target asset allocations and expected long-term rates of return by asset class. We regularly review our asset allocation, periodically rebalance our investments to the targeted allocation and evaluate our actuarial assumptions. Our assumed discount rate is developed using Moody's Average Aa-Rated Corporate Bonds index as a benchmark. A decrease in the rate of return of 0.50% would increase pension expense by approximately $6 million. A decrease in the assumed discount rate of 0.50% would increase our pension obligations by approximately $94 million.

Income Taxes

        Deferred tax assets and liabilities reflect our assessment of future taxes to be paid in the jurisdictions in which we operate. These assessments involve temporary differences resulting from differing treatment of items for tax and accounting purposes, as well as estimates of our current tax exposures. Based on our evaluation of our tax positions, we believe we are adequately reserved for these matters at December 31, 2003.

        At December 31, 2003, we had deferred tax assets related to net operating loss, alternative minimum tax and investment tax credit carryforwards in the amount of $626 million. Valuation allowances of $198 million have been established for a portion of these deferred tax assets. For additional information see Note13 of the Notes to Consolidated Financial Statements. The realization of these deferred tax assets is dependent upon future taxable income and we expect that our deferred tax assets, net of valuation allowances, will be fully realized. Essentially all of our valuation allowances were recorded in the Stone Container purchase price allocation. As a result, if the valuation allowance is reduced, goodwill will be reduced by a corresponding amount. Should additional valuation allowances be necessary because of changes in economic circumstances, those allowances would be established through a charge to income tax expense.

        No provision has been made for U.S. federal and state income taxes on the accumulated unremitted earnings of our foreign subsidiaries at December 31, 2003. Our intention is to reinvest these earnings outside the U.S. indefinitely.

        We frequently face challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Internal Revenue Service is currently examining the years 1999 through 2001. To the extent we were to prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted. While the ultimate results cannot be predicted with certainty, we believe that the examination will not have a material adverse effect on our consolidated financial condition or results of operations.

Legal and Environmental Contingencies

        Accruals for legal and environmental matters are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such liabilities are developed based on currently available information and require judgments as to probable outcomes. Assumptions are based on historical experience and recommendations of legal counsel. Environmental estimates include assumptions and judgments about particular sites, remediation alternatives and environmental regulations. We believe our accruals are adequate. However, due to uncertainties associated with these assumptions and judgments, as well as potential changes to governmental regulations and environmental technologies, actual costs could differ materially from the estimated amounts.

Self-Insurance

        We self-insure a majority of our workers' compensation and general liability costs subject to specific retention levels for certain policies and coverage. Losses above these retention levels are transferred to insurance companies. In addition, we self-insure 100% of our group health care costs. All of the health care, workers' compensation and general liability claims are handled by third party administrators.

Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Losses are accrued based upon the aggregate self-insured claims determined by the third party administrators, actuarial assumptions and our historical experience. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers' compensation, general liability and group health care costs.

PROSPECTIVE ACCOUNTING STANDARD

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Staff Position 106-1, issued in January 2004, related to the Act, we elected to defer recognizing the effects of the Act on our accumulated postretirement benefit obligation and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued, which could require a change to previously reported information.

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

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of December 31, 2003, we have monthly futures contracts to hedge approximately 50% to 60% of our expected natural gas requirements through March 2004. We have monthly futures contracts to hedge approximately 15% of our expected natural gas requirements for the remainder of 2004. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. Excluding the impact of future contracts, the potential change in our expected 2004 natural gas cost, based upon our expected annual usage and unit cost, resulting from a hypothetical 10% adverse change, would be approximately $11 million. The changes in energy cost discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," include the impact of the natural gas futures contracts. See Note 9 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposure is the Canadian dollar. Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. As of December 31, 2003, we have monthly Canadian dollar forward purchase contracts to hedge approximately 90% to 100% of our Canadian dollar requirements through June 2004 and 55% of our Canadian dollar requirements for the remainder of 2004.

        We have performed a sensitivity analysis as of December 31, 2003 and 2002, that measures the change in the fair values arising from a hypothetical 10% adverse movement in the exchange rate of the Canadian dollar relative to the U.S. dollar with all other variables held constant. The potential change in fair value resulting from a hypothetical 10% change in the Canadian dollar exchange rate at December 31, 2003 and 2002, would be $29 million and $21 million, respectively. A gain or loss in fair value, associated with the Canadian dollar, in the Consolidated Balance Sheets would be recorded as a gain or loss on foreign currency transactions.

        In 2003, 2002 and 2001, the average exchange rates for the Canadian dollar strengthened (weakened) against the U.S. dollar by 18.2%, (1.4)% and (4.3)%, respectively.

Interest Rate Risk

        Our earnings and cash flow are significantly affected by the amount of interest on our indebtedness. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Our objective is to protect Stone Container from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within Company policy. We do not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at December 31, 2003.

        We have performed a sensitivity analysis as of December 31, 2003 and 2002, that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of December 31, 2003 and 2002, a hypothetical 100 basis point adverse change in interest rates would impact interest expense by approximately $13 million and $15 million, respectively.

        The table below presents principal amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Note 8 of the Notes to Consolidated Financial Statements.

Short and Long-Term Debt

Outstanding as of December 31, 2003 (U.S.$, in millions)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
U.S. bank term loans and revolver
3.8% average interest rate (variable)	$11	$241	$11	$11	$11	$1,036	$1,321	$1,320
U.S. senior notes
9.5% average interest rate (fixed)	2	3	188	69	300	1,150	1,712	1,865
U.S. industrial revenue bonds
7.6% average interest rate (fixed)	1	1	2	2		181	187	187
Other U.S.	1			1		1	3	3
Other foreign	2	1			1	1	5	5

Total debt	$17	$246	$201	$83	$312	$2,369	$3,228	$3,380

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.
Index to Financial Statements
Management's Responsibility for Financial Statements	28
Report of Independent Auditors	29
Consolidated Balance Sheets—December 31, 2003 and 2002	30
For the years ended December 31, 2003, 2002 and 2001:
Consolidated Statements of Operations	31
Consolidated Statements of Stockholder's Equity	32
Consolidated Statements of Cash Flows	33
Notes to Consolidated Financial Statements	34
The following consolidated financial statement schedule is included in Item 15(a):
II: Valuation and Qualifying Accounts and Reserves	62

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

/s/ PATRICK J. MOORE Patrick J. Moore President and Chief Executive Officer
/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer
/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Stone Container Corporation

        We have audited the accompanying consolidated balance sheets of Stone Container Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stone Container Corporation at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations and for stock-based compensation, and in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP Ernst & Young LLP
St. Louis, Missouri January 27, 2004

STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)	2003	2002
Assets
Current assets
Cash and cash equivalents	$4	$3
Receivables, less allowances of $25 in 2003 and $27 in 2002	233	231
Inventories
Work-in-process and finished goods	163	144
Materials and supplies	334	313

	497	457
Deferred income taxes	136	129
Assets held for sale		552
Prepaid expenses and other current assets	41	46

Total current assets	911	1,418
Net property, plant and equipment	3,561	3,666
Timberland, less timber depletion	42	40
Goodwill	3,117	3,023
Investment in equity of non-consolidated affiliates	17	133
Other assets	208	187

	$7,856	$8,467

Liabilities and Stockholder's Equity
Current liabilities
Current maturities of long-term debt	$17	$35
Accounts payable	306	308
Accrued compensation and payroll taxes	113	113
Interest payable	78	80
Liabilities held for sale		275
Other current liabilities	106	82

Total current liabilities	620	893
Long-term debt, less current maturities	3,211	3,354
Other long-term liabilities	696	690
Deferred income taxes	581	649
Stockholder's equity
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	3,016	3,016
Retained earnings (deficit)	(149)	14
Accumulated other comprehensive income (loss)	(119)	(149)

Total stockholder's equity	2,748	2,881

	$7,856	$8,467

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions)	2003	2002	2001
Net sales	$5,051	$4,970	$5,189
Costs and expenses
Cost of goods sold	4,430	4,203	4,374
Selling and administrative expenses	528	452	471
Restructuring charges	94	20	6
Loss (gain) on sale of assets		11	(9)

Income (loss) from operations	(1)	284	347
Other income (expense)
Interest expense, net	(237)	(261)	(330)
Loss from early extinguishment of debt	(1)	(13)	(6)
Equity income of affiliates	5	18	14
Other, net	(49)	(1)	5

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(283)	27	30
(Provision for) benefit from income taxes	116	(4)	(40)

Income (loss) from continuing operations before cumulative effect of accounting change	(167)	23	(10)
Discontinued operations
Income from discontinued operations, net of income tax provisions of $4 in 2003, $12 in 2002 and $13 in 2001	6	19	20
Loss on disposition on discontinued operations, net of income tax provision of $40		(40)

Income (loss) before cumulative effect of accounting change	(161)	2	10
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $1	(2)

Net income (loss)	$(163)	$2	$10

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
(In millions, except share data)	Number of Shares	Par Value, $.01	Additional Paid-In Capital	Retained Earnings (Deficit)		Total
Balance at January 1, 2001	1,000	$	$3,016	$2	$(15)	$3,003
Comprehensive income (loss)
Net income				10		10
Other comprehensive income (loss)
Cumulative effect of accounting change net of tax expense of $2					3	3
Deferred hedge loss, net of tax benefit of $7					(10)	(10)
Minimum pension liability, net of tax benefit of $26					(44)	(44)
Unrealized holding loss on marketable securities, net of tax benefit of $1					(2)	(2)
Foreign currency translation adjustment, net of tax benefit of $2					(3)	(3)

Comprehensive income (loss)						(46)

Balance at December 31, 2001	1,000		3,016	12	(71)	2,957
Comprehensive income (loss)
Net income				2		2
Other comprehensive income (loss)
Deferred hedge gain, net of tax expense of $4					6	6
Minimum pension liability, net of tax benefit of $58					(90)	(90)
Unrealized holding loss on marketable securities, net of tax benefit of $0					(1)	(1)
Foreign currency translation adjustment, net of tax expense of $4					7	7

Comprehensive income (loss)						(76)

Balance at December 31, 2002	1,000		3,016	14	(149)	2,881
Comprehensive income (loss)
Net loss				(163)		(163)
Other comprehensive income (loss)
Deferred hedge gain, net of tax expense of $1					2	2
Minimum pension liability, net of tax expense of $3					5	5
Foreign currency translation adjustment, net of tax expense of $13					23	23

Comprehensive income (loss)						(133)

Balance at December 31, 2003	1,000	$	$3,016	$(149)	$(119)	$2,748

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Yea r Ended December 31, (In millions)	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$(163)	$2	$10
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from early extinguishment of debt	1	13	6
Cumulative effect of accounting change for asset retirement obligations	3
Depreciation and amortization	279	278	354
Amortization of deferred debt issuance costs	6	6	6
Deferred income taxes	(125)	49	25
Pension and post-retirement benefits	(32)	(71)	(2)
Non-cash restructuring charges	74	15	4
Non-cash foreign currency losses (gains)	50	2	(7)
Equity income of affiliates	(5)	(18)	(14)
Loss (gain) on sale of assets		9	(9)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	56	(20)	98
Inventories	18	5	31
Prepaid expenses and other current assets	1	(4)	(3)
Accounts payable and other current liabilities	(48)	(16)	(62)
Interest payable	(2)	13	(4)
Other, net	(8)	1	(20)

Net cash provided by operating activities	105	264	413

Cash flows from investing activities
Expenditures for property, plant and equipment	(116)	(117)	(103)
Proceeds from sales of assets	209	26	29
Payments on acquisitions, net of cash received		(13)	(43)

Net cash provided by (used for) investing activities	93	(104)	(117)

Cash flows from financing activities
Net payments of debt	(190)	(1,839)	(1,319)
Proceeds from long-term debt		1,700	1,050
Debt repurchase premiums paid		(7)	(14)
Deferred debt issuance costs paid	(5)	(20)	(23)

Net cash used for financing activities	(195)	(166)	(306)

Effect of exchange rate changes on cash	(2)	2

Increase (decrease) in cash and cash equivalents	1	(4)	(10)
Cash and cash equivalents
Beginning of period	3	7	17

End of period	$4	$3	$7

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

1.     Significant Accounting Policies

        Basis of Presentation:    Stone Container Corporation ("Stone"), hereafter referred to as the "Company," is a wholly owned subsidiary of Smurfit-Stone Container Corporation ("SSCC").

        Nature of Operations:    The Company's major operations are in containerboard and corrugated containers and consumer packaging products. The Company's paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers and bags at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard packaging and a broad range of manufacturers of consumer goods. Customers and operations are located principally in North America. Credit is extended to customers based on an evaluation of their financial condition.

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Investments in majority-owned affiliates where control does not exist and non-majority owned affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated in consolidation.

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

        Receivables, Less Allowances:    The Company evaluates the collectibility of accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses, considering such things as ability to pay, bankruptcy, credit ratings and payment history. The Company also estimates reserves for bad debts based on historical experience and past due status of the accounts.

        Inventories:    Inventories are valued at the lower of cost or market under the last-in, first-out ("LIFO") method, except for $248 million in 2003 and $192 million in 2002, which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $15 million and $8 million at December 31, 2003 and 2002, respectively.

        Net Property, Plant and Equipment:    Property, plant and equipment acquired during a merger, acquisition or exchange transaction were recorded at fair market value. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Papermill machines have been assigned a useful life of 18 years, while major converting equipment has been assigned a useful life of 12 years (See Note 6).

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

        Deferred Debt Issuance Costs and Losses From Extinguishment of Debt:    Deferred debt issuance costs included in other assets are amortized over the terms of the respective debt obligations using the interest method. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB No. 13, and Technical Corrections," the Company records losses due to the early extinguishment as a component of income (loss) from continuing operations rather than as an extraordinary item. Prior periods have been restated to conform to the 2003 presentation.

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

        Goodwill and Other Intangible Assets:    Effective January 1, 2002, goodwill is no longer amortized, but instead is tested for impairment at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." For purposes of measuring goodwill impairment, the Company's reporting units are its business segments. Other intangible assets represent the fair value of identifiable intangible assets acquired in purchase business combinations. Other intangible assets are amortized over their expected useful life, unless the assets are deemed to have an indefinite life. Other intangible assets are included in other assets in the Company's December 31, 2003 consolidated balance sheet (See Note 17).

        Marketable Securities:    Net unrealized gains or losses on marketable securities are recorded as accumulated other comprehensive income (loss) in stockholder's equity. There are no marketable securities held at December 31, 2003.

        Income Taxes:    The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 13).

        Foreign Currency Translation:    The functional currency for Canadian operations is the U.S. dollar. Fluctuations in Canadian dollar monetary assets and liabilities result in gains or losses which are credited or charged to income. Foreign currency transactional gains or losses are also credited or charged to income.

        The Company's remaining foreign operations' functional currency is the applicable local currency. Assets and liabilities for foreign operations using the local currency as the functional currency are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholder's equity as part of accumulated other comprehensive income (loss) (See Note 16).

        Derivatives and Hedging Activities:    Effective January 1, 2001 the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, and recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other accumulated comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings (See Note 9).

        Transfers of Financial Assets:    Financial assets transferred to qualifying special-purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gains or losses on sale of financial assets depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are not available for retained interests, so the Company estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions (See Note 5).

        Stock-Based Compensation:    At December 31, 2003, the Company has stock-based employee compensation plans, including stock options and restricted stock units ("RSUs") (See Note 15).

        Stock Options: In the second quarter of 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. The Company selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

        Prior to 2003, the Company accounted for stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in 2002 or 2001 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001
Net income (loss), as reported	$(163)	$2	$10
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(8)	(7)

Pro forma net income (loss)	$(169)	$(6)	$3

        RSUs: Amounts earned under the Company's annual management incentive plan, which are deferred and paid in the form of SSCC RSUs, immediately vest and are expensed by the Company in the year earned. RSUs related to the Company matching program and non-vested RSUs are expensed over the vesting period.

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

        Asset Retirement Obligations:    Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company's asset retirement obligations relate primarily to environmental requirements upon closure of an operating facility. Certain of the Company's facilities have indeterminate lives because they are expected to remain in operation for the foreseeable future. Consequently, the asset retirement obligations related to these facilities cannot be reasonably estimated (See Note 12).

        Restructuring:    Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Costs associated with exit or disposal activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan (See Note 4).

        Guarantees:    Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee. The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002. Disclosure requirements are effective for guarantees issued prior to January 1, 2003 (See Note 11).

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

        Reclassifications:    Certain reclassifications of prior year presentations have been made to conform to the 2003 presentation.

2.     Discontinued Operations and Exchange Transaction

        In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group ("JS Group"), formerly SSCC's largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group's 50% ownership in Smurfit-MBI, a Canadian packaging business, and a payment from JS Group of approximately $189 million. The Company recorded a loss on disposition of discontinued European operations of $40 million arising from a provision for taxes on the disposition during the fourth quarter of 2002. Net sales for the European operations were $192 million for the three months ended March 31, 2003 and $632 million for the year ended December 31, 2002. The results of operations from the European operations have been reclassified as discontinued operations for all periods presented.

        In accordance with SFAS No. 144, the assets and liabilities of the European packaging operations were classified as held for sale in the December 31, 2002 consolidated balance sheet. European packaging operations assets and liabilities as of December 31, 2002 were as follows:

Cash	$15
Receivables	76
Inventories	53
Prepaid expenses and other current assets	6
Net property, plant and equipment	306
Goodwill	92
Investment in equity of non-consolidated affiliates	1
Other assets	3

$552

Current maturities of long-term debt	$4
Accounts payable	49
Accrued compensation and payroll taxes	17
Other current liabilities	15
Long-term debt, less current maturities	8
Other long-term liabilities	138
Deferred income taxes	44

$275

        On March 31, 2003, the Company completed these exchange transactions, resulting in no additional adjustments to the Company's results of operations. Previously, the Company owned 50% of Smurfit-MBI and, as a result of the completed transactions, now owns 100% of Smurfit-MBI. Smurfit-MBI operates 16 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees. The results of operations have been included in the consolidated statement of operations after March 31, 2003. The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, has been allocated to the assets acquired and liabilities assumed according to fair values. The purchase price allocation, completed during the fourth quarter of 2003, resulted in acquired goodwill of $94 million, including a reclassification of $52 million associated with the Company's original 50% investment, and intangible assets of $45 million which have been allocated to the Containerboard and Corrugated Containers segment.

3.     Stone Merger and Acquisitions

Stone Merger

        On November 18, 1998, Stone merged with a wholly owned subsidiary of SSCC (the "Merger"). In connection with the Merger, the allocation of the cost to acquire the Company included liabilities associated with the permanent shutdown of certain containerboard mill and pulp mill facilities, the termination of certain Company employees and long-term commitments.

St. Laurent

        On May 31, 2000, the Company acquired St. Laurent Paperboard, Inc. ("St. Laurent"). In connection with this acquisition, certain exit liabilities were recorded in the allocation of the purchase price.

Packaging Services Group

        In August 2002, the Company acquired two corrugated container facilities from Packaging Services Group ("PSG") for $13 million. The results of operations of the two facilities have been included in the consolidated statements of operations of the Company after August 31, 2002. The purchase price allocation resulted in acquired goodwill of $9 million to the Containerboard and Corrugated Containers segment.

        The following table is a summary of the remaining exit liabilities recorded as part of the Merger and the acquisitions:

	Severance		Lease Commitments	Other Commitments	Total
Balance at January 1, 2001		$3	$20	$15	$38
Payments		(3)	(4)	(5)	(12)
Adjustments		1		1	2

Balance at December 31, 2001		1	16	11	28
Payments		(1)	(1)	(1)	(3)
Adjustments			(4)		(4)

Balance at December 31, 2002			11	10	21
Payments
Adjustments			(7)	(8)	(15)

Balance at December 31, 2003	$		$4	$2	$6

        The $7 million reduction to lease commitments in 2003 is due primarily to the renegotiation of a lease contract. The $8 million reduction to other commitments is due primarily to the reduction of the environmental exit liabilities associated with a containerboard mill.

        The $4 million reduction to the lease commitments exit liabilities in 2002 is due primarily to the expiration of an equipment removal commitment associated with a containerboard mill.

        Future cash outlays under the exit liabilities are anticipated to be $1 million in 2004, $1 million in 2005, $1 million in 2006 and $3 million thereafter.

4.     Restructurings

        During 2003, SSCC announced its plan to rationalize operations and further reduce costs in its containerboard mill and packaging operations in response to market conditions. The Company permanently closed its Thunder Bay, Ontario, corrugating medium mill, temporarily idled one of two paper machines at its Jacksonville, Florida, containerboard mill, closed three converting facilities and reduced the salaried work force primarily in its corrugated container operations.

        The Company recorded restructuring charges of $94 million during 2003. The assets of the closed operations were adjusted to the estimated net realizable value resulting in a $74 million non-cash charge primarily related to the write-down of fixed assets at the Thunder Bay mill. The shutdowns resulted in approximately 650 employees being terminated. The net sales and operating loss of the shutdown facilities in 2003 prior to closure were $44 million and $2 million, respectively. The net sales and operating income of these facilities in 2002 were $60 million and $7 million, respectively. The net sales and operating income of these facilities in 2001 were $64 million and $15 million, respectively. No significant additional charges related to these shutdown operations are expected.

        During 2002, the Company recorded restructuring charges of $20 million related to the permanent shutdown of two converting facilities and a paper machine at the Missoula, Montana, containerboard mill. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $15 million non-cash write-down. The shutdowns resulted in approximately 100 employees being terminated. The net sales and operating loss of the shutdown facilities in 2002 prior to closure were $5 million and $4 million, respectively. The net sales and operating loss of these facilities in 2001 were $7 million and $4 million, respectively.

        During 2001, the Company recorded restructuring charges of $6 million related to the shutdown of two converting facilities and two sawmills. The assets of these facilities were adjusted to their estimated fair value less cost to sell resulting in a $4 million non-cash write-down. The shutdown resulted in approximately 235 employees being terminated. The net sales and operating loss of the shutdown facilities in 2001 prior to closure were $46 million and $10 million, respectively.

        The following is a summary of the restructuring liabilities recorded:

	Write-down of Property and Equipment to Fair Value		Severance and Benefits	Lease Commitments	Facility Closure Costs	Other Commitments		Total
Balance at January 1, 2001	$		$4	$3	$3		$1	$11
Charge		4	1	1				6
Payments			(3)		(1)			(4)
Non-cash reduction		(4)						(4)

Balance at December 31, 2001			2	4	2		1	9
Charge		15	4	1				20
Payments			(6)	(1)			(1)	(8)
Non-cash reduction		(15)						(15)

Balance at December 31, 2002				4	2			6
Charge		74	15		5			94
Payments			(4)	(1)				(5)
Non-cash reduction		(74)						(74)

Balance at December 31, 2003	$		$11	$3	$7	$		$21

        Future cash outlays under the restructuring liabilities are anticipated to be $15 million in 2004, $1 million in 2005, $1 million in 2006 and $4 million thereafter.

5.     Transfers of Financial Assets

        The Company has a $265 million accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its accounts receivable to Stone Receivables Corporation ("SRC"), a wholly owned non-consolidated subsidiary of the Company. SRC transfers the receivables to a trust for which it has sold beneficial interests to third-party investors. The Company has retained servicing responsibilities and a subordinated interest in the trust. The Company receives annual servicing fees of 1% of the unpaid balances of the receivables and rights to future cash flows arising after the investors in the securitization trust have received the return for which they have contracted. The investors and securitization trust have no recourse to the Company's other assets for failure of debtors to pay when due.

        SRC is a qualified special-purpose entity under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, accounts receivable sold to SRC, for which the Company did not retain an interest, are not included in the Company's consolidated balance sheets.

        At December 31, 2003 and 2002, $267 million and $270 million, respectively, of accounts receivable had been sold under the program, of which $52 million and $59 million, respectively, were retained by the Company as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheets. The Company recognized a loss on sales of receivables to SRC of $4 million and $5 million in 2003 and 2002, respectively, which is included in other, net in the consolidated statements of operations.

        Key economic assumptions used in measuring the retained interest are as follows:

	Year Ended December 31, 2003	December 31, 2003	Year Ended December 31, 2002	December 31, 2002
Residual cash flows discounted at	8.00%	8.00%	8.00%	8.00%
Expected loss and dilution rate	2.65%-5.28%	5.28%	2.44%-5.72%	5.50%
Variable return to Investors	LIBOR plus 50 to 180 basis points	1.72%	LIBOR plus 50 to 180 basis points	1.98%

        At December 31, 2003, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the expected loss and dilution rate was $1 million and $2 million, respectively. The effects of the sensitivity analysis on the residual cash flow discount rate and the variable return to investors were insignificant.

        The table below summarizes certain cash flows received from SRC:

	2003	2002
Cash proceeds from sales of receivables	$2,737	$2,775
Servicing fees received	3	3
Other cash flows received on retained interest	12	5

6.     Net Property, Plant and Equipment

        Net property, plant and equipment at December 31 consist of:

	2003	2002
Land	$118	$103
Buildings and leasehold improvements	437	416
Machinery, fixtures and equipment	4,078	3,986
Construction in progress	48	43

	4,681	4,548
Less accumulated depreciation	(1,120)	(882)

Net property, plant and equipment	$3,561	$3,666

        Depreciation expense was $270 million in 2003, $255 million in 2002 and $248 million in 2001, excluding depreciation expense related to discontinued operations of $7 million in 2003, $23 million in 2002 and $22 million in 2001. Property, plant and equipment include capitalized leases of $4 million and related accumulated amortization of $2 million at December 31, 2003 and 2002.

7.     Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations. At December 31, 2002, the Company's only significant non-consolidated affiliate was Smurfit-MBI, in which the Company owned a 50% interest. Upon closing of the exchange transactions, on March 31, 2003, the Company acquired the remaining 50% interest from JS Group (See Note 2). Smurfit-MBI was accounted for as an equity affiliate through March 31, 2003 and, as such, is included in the summarized financial information below for all periods through March 31, 2003. Smurfit-MBI had net sales of $110 million for the three months ended March 31, 2003. Smurfit-MBI had net sales of $430 million for the year ended December 31, 2002.

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is as follows:

	2003	2002
Results of operations:
Net sales	$332	$607
Cost of sales	291	521
Income before income taxes, minority interest and extraordinary charges	12	43
Net income	11	42

	December 31, 2003	December 31, 2002
Financial position:
Current assets	$85	$151
Non-current assets	63	126
Current liabilities	50	86
Non-current liabilities	59	108
Stockholders' equity	39	83

8.     Long-Term Debt

        Long-term debt as of December 31 is as follows:

	2003	2002
Bank Credit Facilities
Tranche B Term Loan (3.7% weighted average variable rate), payable in various installments through June 30, 2009	$933	$950
Trance C Term Loan (3.7% weighted average variable rate), payable in various installments through June 30, 2009	158	350
Revolving credit facility (4.6% weighted average variable rate), due December 31, 2005	230	154

	1,321	1,454
Senior Notes
8.45% mortgage notes, payable in monthly installments through August 1, 2007 and $69 on September 1, 2007	75	77
11.5% unsecured senior notes, due August 15, 2006 (plus unamortized premium of $2 and $3)	187	203
9.25% unsecured senior notes, due February 1, 2008	300	300
9.75% unsecured senior notes, due February 1, 2011	750	750
8.375% unsecured senior notes, due July 1, 2012	400	400

	1,712	1,730
Other Debt
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 6.0% to 8.3%), payable in varying annual payments through 2027	187	198
Other (including obligations under capitalized leases of $2 and $3)	8	7

	195	205
Total debt	3,228	3,389
Less current maturities	(17)	(35)

Long-term debt	$3,211	$3,354

        The amounts of total debt outstanding at December 31, 2003 maturing during the next five years are as follows:

2004	$17
2005	246
2006	201
2007	83
2008	312
Thereafter	2,369

Bond Offering

        In June 2002, the Company completed an offering of $400 million of 8.375% unsecured senior notes due 2012. The Company used the proceeds of this issuance along with additional borrowings of $52 million under the Company's revolving credit facility to redeem $443 million of secured term loans (Tranche C, D, and E) due October 1, 2003 outstanding under its credit agreement. In addition, the Company used the proceeds to pay fees and other expenses of $9 million related to this transaction. A loss of $1 million was recorded in the second quarter of 2002 due to the early extinguishment of debt.

Bank Credit Facilities

        The Company has a bank credit agreement which provides for two senior secured term loans (Tranche B and Tranche C term loans), aggregating $1,091 million at December 31, 2003 with maturities of June 30, 2009, and a $660 million senior secured revolving credit facility, of which up to $200 million may consist of letters of credit, maturing December 31, 2005 (collectively the "Credit Agreement"). The Company pays a 0.5% commitment fee on the unused portions of its revolving credit facility. At December 31, 2003, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $331 million.

        The Company and Smurfit-Stone Container Canada Inc., a subsidiary of the Company, established the Credit Agreement in July 2002. The term loan facilities are structured as a $950 million Tranche B term loan and a $350 million Tranche C term loan. The credit facilities bear interest at rates selected at the option of the Company, equal to LIBOR plus 2.50% or alternate base rate ("ABR") plus 1.50%, in the case of the term loan facilities, and LIBOR plus 3.00% or ABR plus 2.00%, in the case of the revolving credit facilities. The Credit Agreement also permits: (i) the distribution of SSCC common stock by JS group to its stockholders, which otherwise would have constituted a change of control event of default, (ii) a subsidiary of the Company to make an offer to repurchase the 11.5% unsecured senior notes due 2006 at a price equal to 101% of the principal amount thereof (together with accrued but unpaid interest thereon) provided that there shall be at least $400 million in aggregate unused revolving credit commitments at the time such offer is made and (iii) the merger of the Company and JSC(U.S.) under certain circumstances. The refinancing of the previous credit agreement resulted in a loss of $7 million in 2002 from the early extinguishment of debt.

        On November 11, 2003, the Company obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of September 30, 2003 and for future periods through December 31, 2004.

        In March 2003, the Company repaid $190 million of the Tranche C term loan due October 1, 2003 and $7 million of the Tranche B term loan due June 30, 2009 from proceeds received from the sale of the European operations (See Note 2) and other asset sales. A loss of $1 million was recorded due to the early extinguishment of debt.

        The Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Credit Agreement also requires prepayments of the term loans if the Company has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or incurrence of certain indebtedness.

        The obligations of Smurfit-Stone Container Canada Inc. under the Credit Agreement are unconditionally guaranteed by the Company, the material U.S. subsidiaries of the Company and material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The obligations of the Company under the Credit Agreement are secured by a security interest in substantially all of the assets of the Company and its material U.S. subsidiaries, 100% of the capital stock of the Company's material U.S. subsidiaries and 65% of the capital stock of Smurfit-Stone Container Canada Inc. The security interests securing the Company's obligations under the Credit Agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of Smurfit-Stone Container Canada Inc. under the Credit Agreement are secured by a security interest in substantially all of the assets of Smurfit-Stone Container Canada Inc. and its material Canadian subsidiaries, by the same U.S. assets and capital stock that secure the Company's obligations under the Credit Agreement and by all of the capital stock of the material Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The security interest securing Smurfit-Stone Container Canada Inc.'s obligations under the Credit Agreement excludes three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

Senior Notes

        The Company's senior notes aggregating $1,337 million at December 31, 2003 are redeemable in whole or in part at the option of the Company at various dates, at par plus a weighted average premium of 3.99%. The 9.25% unsecured senior notes aggregating $300 million are not redeemable prior to maturity. The senior notes rank pari passu with the Company's Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the Company's Credit Agreement.

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

        In April 2002, the Company redeemed $125 million in aggregate principal of the 12.58% rating adjustable unsecured senior notes due 2016 and paid $7 million in call premiums and other expenses from borrowings under the revolving credit facility. A loss of $5 million was recorded due to the early extinguishment of debt.

        The 8.45% mortgage notes are secured by the assets of 37 of the Company's corrugated container plants.

Other

        Interest costs capitalized on construction projects were $3 million, $2 million and $2 million for 2003, 2002 and 2001, respectively. Interest payments on all debt instruments were $237 million, $247 million and $341 million for 2003, 2002 and 2001, respectively.

9.     Derivative Instruments and Hedging Activities

        SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

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

Commodity Futures Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of December 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is one year. For the years ended December 31, 2003 and 2002, the Company reclassified a $2 million gain (net of tax) and a $4 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at December 31, 2003 and 2002 is a $1 million and $2 million gain, respectively, included in other current assets. At December 31, 2003 and 2002, the Company recorded a $2 million loss and a $1 million loss, respectively, in cost of goods sold on commodity futures contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying for hedge accounting.

        For the years ended December 31, 2003 and 2002, the Company recorded a $2 million loss and a $1 million loss, respectively, in cost of goods sold on settled commodity futures contracts, related to the ineffective portion of hedges and contracts not qualifying for hedge accounting.

Foreign Currency Contracts

        The Company enters into foreign currency contracts with financial institutions to purchase Canadian dollars and euros, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of one year or less. During 2003, the Company recorded a $9 million gain (net of tax) in cost of goods sold related to the Canadian foreign currency forward contracts. For the year ended December 31, 2003, the Company reclassified a $2 million loss (net of tax) from OCI related to the recognition of the euro forward contracts. The fair value of the Company's foreign currency contracts at December 31, 2003 and 2002 is a $2 million gain included in other current assets and a $4 million loss included in other current liabilities, respectively. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge on all commodity and foreign currency contracts is a $1 million gain (net of tax) and a $1 million loss (net of tax) at December 31, 2003 and 2002, respectively. The Company expects to reclassify $1 million into cost of goods sold during 2004.

10.   Leases

        The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Certain leases contain renewal options for varying periods, and other leases include options to purchase the leased property during or at the end of the lease term. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining noncancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

2004	$61
2005	48
2006	40
2007	24
2008	18
Thereafter	40

Total minimum lease payments	$231

        Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $89 million for 2003, $102 million in 2002 and $108 million in 2001.

11.   Guarantees

        The Company has certain woodchip processing contracts, entered into prior to January 1, 2003, extending from 2012 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At December 31, 2003 and 2002, the maximum potential amount of future payments related to these guarantees was approximately $24 million and $28 million, respectively, which decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

12.   Asset Retirement Obligations

        Upon adoption of SFAS No. 143 in 2003, the Company recorded an increase in net property, plant and equipment of $1 million, an asset retirement obligation liability of $4 million and a charge for the cumulative effect of an accounting change of $2 million, net of income taxes of $1 million. The net cumulative effect charge reflected the offset of a $5 million accrual recorded under the Company's previous accounting for landfills. The net effect of SFAS No. 143 on the current year statement of operations is immaterial. The pro forma effect of adoption on the statements of operations for the years ended December 31, 2002 and 2001 is also immaterial.

        The following provides a reconciliation of the asset retirement obligations:

Balance at January 1, 2003	$9
Accretion expense
Adjustments	(2)

Balance at December 31, 2003	$7

        The 2003 adjustment relates to the closure of a containerboard mill and the reclassification of the liability to a restructuring accrual.

13.   Income Taxes

        Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2003	2002
Deferred tax liabilities
Property, plant and equipment and timberland	$(1,046)	$(1,115)
Inventory	(28)	(37)
Investment in affiliates	(14)	(13)
Other	(16)	(14)

Total deferred tax liabilities	(1,104)	(1,179)

Deferred tax assets
Employee benefit plans	149	191
Net operating loss, alternative minimum tax and tax credit carryforwards	626	584
Deferred gain	7	9
Purchase accounting liabilities	12	27
Deferred debt issuance costs	4	5
Other	59	41

Total deferred tax assets	857	857
Valuation allowance for deferred tax assets	(198)	(198)

Net deferred tax assets	659	659

Net deferred tax liabilities	$(445)	$(520)

        At December 31, 2003, the Company had approximately $1,402 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2011 through 2023, with a tax value of $491 million. A valuation allowance of $152 million has been established for a portion of these deferred tax assets. The Company had net operating loss carryforwards for state purposes with a tax value of $96 million, which expire from 2004 through 2023. A valuation allowance of $46 million has been established for a portion of these deferred tax assets. Further, the Company had approximately $12 million of net operating loss carryforwards for Canadian tax purposes that expire from 2006 to 2007, with a tax value of $4 million, and Canadian investment tax credits that expire from 2004 to 2011, with a tax value of $10 million. The Company had approximately $25 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

        No provision has been made for U.S. federal and state income taxes on the accumulated unremitted earnings of the Company's foreign subsidiaries at December 31, 2003. The Company's intention is to reinvest these earnings outside the U.S. indefinitely.

        Benefit from (provision for) income taxes on income (loss) from continuing operations before income taxes and cumulative effect of accounting change is as follows:

	2003		2002		2001
Current
Federal	$		$		$(1)
State and local		(1)		(6)	(4)
Foreign		(8)		(9)	(8)

Total current expense		(9)		(15)	(13)
Deferred
Federal		93		20	(17)
State and local		18		6	(2)
Foreign		14		(15)	(8)

Total deferred benefit (expense)		125		11	(27)

Total benefit from (provision for) income taxes		$116		$(4)	$(40)

        The Company's benefit from (provision for) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes and cumulative effect of accounting change as follows:

	2003	2002	2001
U.S. federal income tax provision at federal statutory rate	$99	$(9)	$(11)
Permanent differences from applying purchase accounting			(29)
Other permanent differences	4	4	4
State income taxes, net of federal income tax effect	13	1	(4)

Total benefit from (provision for) income taxes	$116	$(4)	$(40)

        Other permanent differences in 2003 include a $6 million benefit related to the resolution of certain prior year tax matters.

        The components of the income (loss) from continuing operations before income taxes and cumulative effect of accounting change are as follows:

	2003	2002	2001
United States	$(268)	$(51)	$(23)
Foreign	(15)	78	53

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$(283)	$27	$30

        The Internal Revenue Service is currently examining the years 1999 through 2001. While the ultimate results cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

        The Company made income tax payments of $11 million in 2003, $28 million in 2002, and $29 million in 2001.

14.   Employee Benefit Plans

Defined Benefit Plans

        The Company participates in the SSCC sponsored noncontributory defined benefit pension plans covering substantially all employees. The defined benefit plans of the Company are combined with defined benefit plans of Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)"). The assets of these plans are available to meet the funding requirements of the combined plans. The Company intends to fund its proportionate share of the future contributions based on the funded status of the Company's plan determined on an actuarial basis. Therefore, the plan asset information provided below is based on an actuarial estimate of assets and liabilities, excluding the effect of the plan merger, in order to be consistent with the presentation of the consolidated statements of operations and balance sheets.

        The benefit obligation, fair value of plan assets and the under funded status of the JSC(U.S.) defined benefit plans at December 31, 2003 were $1,363 million, $1,028 million and $335 million, respectively.

        The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.

        The pension plans' weighted-average asset allocations at December 31, by asset category are as follows:

	U.S. Plans		Canadian Plans
	2003	2002	2003	2002
Cash	7%	8%	1%	1%
Debt securities	28%	32%	42%	47%
Equity securities	63%	58%	54%	51%
Real estate			3%	1%
Other	2%	2%

Total	100%	100%	100%	100%

        Equity securities for the SSCC U.S. plans at December 31, 2003 and 2002 include 2.7 million shares of SSCC common stock with a market value of approximately $49 million and $41 million, respectively (3% of total plan assets).

        The primary objective of the Company's investment policy is to provide eligible employees with scheduled pension benefits. The basic strategy of this investment policy is to earn the highest risk adjusted rate of return on assets consistent with prudent investor standards identified in the Employee Retirement Income Security Act of 1974 for the U.S. Plans and the Quebec Supplemental Pension Plans Act and other applicable legislation in Canada for the Canadian plans. In identifying the target asset allocation that would best meet the above policy, consideration is given to a number of factors including the various pension plans' demographic characteristics, the long-term nature of the liabilities, the sensitivity of the liabilities to interest rates and inflation, the long-term return expectations and risks associated with key asset classes as well as their return correlation with each other, diversification among asset classes and other practical considerations for investing in certain asset classes. The target asset allocation for the pension plans during a complete market cycle is as follows:

	U.S. Plans	Canadian Plans
Equity securities	60%	52%
Debt securities	35%	45%
Alternative asset classes	5%	3%

        The pension plans for the discontinued European operations (See Note 2) are included in the following defined benefit plan tables through March 31, 2003. The projected benefit obligation and under funded status of the European operations at December 31, 2002 were $131 million. There were no plan assets for these pension plans. Pension expense for the European operations was $2 million, $7 million and $6 million for 2003, 2002 and 2001, respectively.

Postretirement Health Care and Life Insurance Benefits

        The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The discontinued European operations do not participate in these plans. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") at December 31 are as follows:

	2003	2002
U.S. Plans
Health care cost trend rate assumed for next year	12.00%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2011	2009
Foreign Plans
Health care cost trend rate assumed for next year	8.70-9.60%	9.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80%	4.80%
Year the rate reaches the ultimate trend rate	2010	2010

        The effect of a 1% change in the assumed health care cost trend rate would increase/(decrease) the APBO as of December 31, 2003 by $19 million and $16 million, respectively, and would increase/(decrease) the annual net periodic postretirement benefit cost by $2 million and $1 million, respectively, for 2003.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the "Act") was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Staff Position 106-1, issued in January 2004, related to the Act, the Company elected to defer recognizing the effects of the Act on its APBO and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued, which could require a change to previously reported information.

        The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

	Defined Benefit Plans		Postretirement Plans
	2003	2002	2003		2002
Change in benefit obligation:
Benefit obligation at January 1	$1,365	$1,232		$124		$132
Service cost	35	29		4		3
Interest cost	94	82		10		9
Acquisition	151			25
Divestiture	(133)
Amendments	2	13		(3)		(11)
Settlements	(1)
Curtailments	(4)
Actuarial loss	107	47		21		3
Plan participants' contributions	5	3		4		3
Benefits paid and expected expenses	(70)	(64)		(15)		(15)
Foreign currency rate changes	115	23		8

Benefit obligation at December 31	$1,666	$1,365		$178		$124

Change in plan assets:
Fair value of plan assets at January 1	$744	$730	$		$
Acquisition	100
Actual return on plan assets	164	(46)
Settlements	(1)
Employer contributions	99	118		11		12
Plan participants' contributions	5	3		4		3
Benefits paid	(70)	(64)		(15)		(15)
Foreign currency rate changes	80	3

Fair value of plan assets at December 31	$1,121	$744	$		$

Over (under) funded status:	$(545)	$(621)		$(178)		$(124)
Unrecognized actuarial loss	357	321		63		39
Unrecognized prior service cost (benefit)	36	37		(20)		(18)

Net amount recognized	$(152)	$(263)		$(135)		$(103)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(403)	$(525)		$(135)		$(103)
Intangible asset	37	40
Accumulated other comprehensive (income) loss	214	222

Net amount recognized	$(152)	$(263)		$(135)		$(103)

        The increase/(decrease) in the minimum pension liability included in other comprehensive (income) loss is $(8) million and $148 million for the years ended December 31, 2003 and 2002, respectively.

        The accumulated benefit obligation for all defined benefit pension plans was $1,523 million and $1,267 million at December 31, 2003 and 2002, respectively.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,658 million, $1,517 million and $1,114 million, respectively, as of December 31, 2003 and $1,365 million, $1,267 million and $744 million as of December 31, 2002.

        The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Defined Benefit Plans			Postretirement Plans
	2003	2002	2001	2003	2002	2001
Service cost	$35	$29	$27	$4	$3	$3
Interest cost	94	82	79	10	9	8
Expected return on plan assets	(84)	(75)	(73)
Amortization of prior service cost (benefit)	4	3	3	(2)	(1)
Amortization of net loss	17	4		3	2
Multi-employer plans	9	8	6

Net periodic benefit cost	$75	$51	$42	$15	$13	$11

        The weighted average assumptions used to determine the benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2003	2002	2003	2002
U.S. Plans
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Foreign Plans
Discount rate	6.00%	5.50-6.50%	6.00%	6.50%
Rate of compensation increase	3.65%	2.00-3.25%	N/A	N/A

        The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2003	2002	2003	2002
U.S. Plans
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term return on plan assets	9.00%	9.50%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Foreign Plans
Discount rate	5.50-6.75%	6.50%	6.50-6.75%	6.50%
Expected long-term return on plan assets	9.00%	9.50%	N/A	N/A
Rate of compensation increase	2.00-3.75%	3.25%	N/A	N/A

        Effective January 1, 2004, the expected long-term rate of return using the current target asset allocation for U.S. and foreign pension plans is 9.0% and 8.0%, respectively. The fundamental assumptions behind the expected rate of return are the cumulative effect of several estimates, including the anticipated yield on high quality debt securities, the equity risk premium earned by investing in equity securities over a long-term time horizon and active investment management.

        The Company expects to contribute $108 million to its qualified defined benefit plans in 2004. The Company expects to pay benefits of $14 million to its non-qualified defined benefit plans and postretirement plans in 2004.

Savings Plans

        The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $12 million in each of the years 2003, 2002 and 2001.

15.   Stock Option and Incentive Plans

        Prior to the Merger, the Company maintained incentive plans for selected employees. Effective with the Merger, options outstanding under the Company's plans were converted into options to acquire SSCC common stock, and all outstanding options under both the Company and SSCC plans became exercisable and fully vested.

        In November 1998, SSCC adopted the 1998 Long-Term Incentive Plan (the "1998 Plan"), which reserved 8.5 million shares of SSCC common stock for non-qualified stock options and performance awards. In 2001, an additional 8 million shares of SSCC common stock were reserved for issuance under the 1998 Plan. Certain employees of the Company are covered under the 1998 Plan. The stock options are exercisable at a price equal to the fair market value of SSCC's common stock on the date of grant. The vesting schedule and other terms and conditions of options granted under the 1998 Plan are established separately for each grant. The number of options that become vested and exercisable in any one year may not exceed one-third of the options granted for certain participants and may not exceed one-fourth of the options granted for other participants. These options expire ten years from the date of grant.

        Certain grants under the 1998 Plan contain change in control provisions which provide for immediate vesting and exercisability in the event that specific SSCC ownership conditions are met. These grants also allow for immediate vesting and exercisability in the event of retirement. These options remain exercisable until the earlier of five years from retirement of ten years from the initial grant date. The stock options granted prior to April 2001 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets. Beginning in April 2001, the options granted vest and become exercisable at the rate of 25% each year for four years.

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

16.   Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), net of tax is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Unrealized Gain (Loss) on Marketable Securities		Deferred Hedge Gain (Loss)		Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2001	$(15)	$(3)		$3	$		$(15)
Cumulative effect of accounting change						3	3
Net changes in fair value of hedging transactions						(14)	(14)
Net loss reclassified into earnings						4	4
Current period change	(3)	(44)		(2)			(49)

Balance at December 31, 2001	(18)	(47)		1		(7)	(71)
Net changes in fair value of hedging transactions						2	2
Net loss reclassified into earnings						4	4
Current period change	7	(90)		(1)			(84)

Balance at December 31, 2002	(11)	(137)				(1)	(149)
Net changes in fair value of hedging transactions						2	2
Exchange transaction (See Note 2)	20						20
Current period change	3	5					8

Balance at December 31, 2003	$12	$(132)	$			$1	$(119)

17.   Goodwill and Other Intangible Assets

        Effective January 1, 2002, the Company adopted SFAS No. 142 which requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company has completed the required transitional and annual impairment tests and determined there to be no goodwill impairment.

Goodwill

        The following table summarizes the activity of goodwill by segment:

	Containerboard & Corrugated Containers	Consumer Packaging	Total
Balance at January 1, 2002	$2,808	$206	$3,014
Goodwill acquired	9		9

Balance at December 31, 2002	2,817	206	3,023
Goodwill acquired	94		94

Balance at December 31, 2003	$2,911	$206	$3,117

        During 2003, in connection with the Smurfit-MBI exchange transaction, goodwill of $94 million, including a reclassification of $52 million associated with the Company's original 50% investment, was acquired (See Note 2). During 2002, goodwill of $9 million was acquired in conjunction with the acquisition of two corrugated container facilities from PSG (See Note 3).

        Income from continuing operations before cumulative effect of accounting change and net income for the year ended December 31, 2001, adjusted to exclude goodwill amortization expense, are as follows:

Reported income from continuing operations before cumulative effect of accounting change	$(10)
Goodwill amortization	82

Adjusted income from continuing operations before cumulative effect of accounting change	$72

Reported net income	$10
Goodwill amortization	84

Adjusted net income	$94

Other Intangible Assets

        Intangible assets acquired in connection with the Smurfit-MBI exchange transaction include $33 million of customer relationship and $12 million of trademark intangibles (See Note 2). The customer relationship intangible is being amortized over 14 years, and the trademark intangible has an indefinite life. At December 31, 2003, the customer relationship intangible was $31 million, net of $2 million of amortization expense.

18.   Related Party Transactions

Transactions with JSC(U.S.)

        The Company sold and purchased containerboard and recycling products at market prices from JSC(U.S.), a subsidiary of SSCC, as follows:

	2003	2002	2001
Product sales	$558	$574	$535
Product and raw material purchases	422	370	311
Net payables at December 31	23	19	29

        Corporate shared expenses are allocated between the Company and JSC(U.S.) based on an established formula using a weighted average rate based on the net book value of fixed assets, number of employees and sales. Net payables are settled in cash.

Transactions with JS Group

        JS Group, formerly SSCC's largest stockholder, was a related party of the Company until May 8, 2003, when Michael W. J. Smurfit, Anthony P. J. Smurfit, Dermot F. Smurfit, and Howard E. Kilroy, each of whom were current or former directors or executive officers of JS Group, retired from SSCC's Board of Directors. Previously, in September 2002, JS Group distributed to its stockholders substantially all of its 71.6 million shares of SSCC common stock, which represented approximately 29.3% of the outstanding SSCC common stock.

        On March 31, 2003, the Company exchanged its European packaging operations for JS Group's 50% ownership in Smurfit-MBI and a payment from JS Group of $189 million (See Note 2).

        Product sales to/from JS Group, its subsidiaries and affiliated companies through May 8, 2003 were as follows:

	2003	2002	2001
Product sales	$7	$22	$17
Product and raw material purchases		5	7
Receivables at December 31		5
Payables at December 31		1
Sale of business			1

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

Transactions with Non-consolidated Affiliates

        The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates on terms generally similar to those prevailing with unrelated parties. The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each year presented:

	2003	2002	2001
Product sales	$105	$237	$221
Product and raw material purchases	23	16	15
Receivables at December 31	10	31	33
Payables at December 31	3	2	1

Other Transactions

        Leigh J. Abramson, a member of the Company's Board of Directors until May 8, 2003, is a Managing Director of Morgan Stanley & Co. Incorporated, which has provided, and continues to provide, various financial services to the Company, including investment banking, investment management, financial advisory and commodity hedging. Payments made to Morgan Stanley & Co. Incorporated, representing commissions earned, were approximately $1 million and $14 million during 2002 and 2001, respectively, and were immaterial in 2003 through May 8, 2003. Mr. Abramson resigned from SSCC's Board of Directors effective May 8, 2003.

        Thomas A. Reynolds, III, a member of the Company's Board of Directors, is a member of the Executive Committee of the law firm of Winston & Strawn LLP, which has provided, and continues to provide, legal services to the Company and its subsidiaries.

19.   Fair Value of Financial Instruments

        The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$4	$4	$3	$3
Notes receivable	2	2	2	2
Net derivative assets (liabilities)	3	3	(2)	(2)

Long-term debt including current maturities	3,228	3,379	3,389	3,455

        The carrying value of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable are based on discounted future cash flows or the applicable quoted market price. The fair value of the Company's derivatives are based on prevailing market rates at December 31, 2003. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

20.   Other, Net

        The significant components of other, net in the Company's consolidated statements of operations are as follows:

	2003	2002	2001
Foreign currency exchange gains (losses)	$(47)	$(3)	$8
Loss on sales of receivables to SRC	(4)	(5)	(11)
Other	2	7	8

Total other, net	$(49)	$(1)	$5

21.   Contingencies

        In November 2003, the Company reached an agreement to settle the antitrust class action cases pending against the Company, which were based on allegations to a conspiracy among containerboard manufacturers in 1993-95. The Company will make aggregate settlement payments of $56.5 million, one-half of which was paid in December 2003 and the remainder of which will be paid in January 2005. The settlement is subject to final court approval following a fairness hearing to be held on March 26, 2004. All of the other defendants have also entered into agreements to settle these class actions; however, all of the defendants in the class actions continue to be defendants in twelve lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. The Company recorded pretax charges of $77 million in 2003 to accrue for the settlement and the estimated liability of the opt-out cases. The Company believes the liability recorded for these matters was adequately reserved at December 31, 2003.

        The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liabilities as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. The Company's relative percentage of waste deposited at these sites is less than 1%. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. As of December 31, 2003, the Company had approximately $18 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet. The Company believes the liability recorded for these matters was adequately reserved at December 31, 2003.

        If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company's expected share increases, the resulting liability could have a material adverse effect on the Company's consolidated financial conditions or results of operations.

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

22.   Business Segment Information

        On January 1, 2003, the Company began reporting the elimination of intercompany profit and the adjustment to record inventory at LIFO at the segment level for management reporting purposes. The information for prior periods has been restated in order to conform to the 2003 presentation.

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

        The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at market prices.

        The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes one non-reportable segment, International, and corporate related items. Corporate related items include expenses not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization (prior to 2002) and interest expense.

        A summary by business segment follows:

	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
Year ended December 31, 2003
Revenues from external customers	$4,411	$631	$9	$5,051
Intersegment revenues	96			96
Depreciation and amortization	255	9	8	272
Segment profit (loss)	158	38	(479)	(283)
Income in non-consolidated affiliates	4		1	5
Total assets	4,181	218	3,457	7,856
Expenditures for long-lived assets	95	14	7	116
Year ended December 31, 2002
Revenues from external customers	$4,331	$632	$7	$4,970
Intersegment revenues	84			84
Depreciation and amortization	239	8	8	255
Segment profit (loss)	341	46	(360)	27
Income in non-consolidated affiliates	16		2	18
Total assets	4,080	193	4,194	8,467
Expenditures for long-lived assets	86	9	22	117
Year ended December 31, 2001
Revenues from external customers	$4,577	$605	$7	$5,189
Intersegment revenues	99			99
Depreciation and amortization	237	7	86	330
Segment profit (loss)	482	34	(486)	30
Income in non-consolidated affiliates	13		1	14
Total assets	4,272	195	4,171	8,638
Expenditures for long-lived assets	75	2	26	103

        The following table presents net sales to external customers by country of origin:

	2003	2002	2001
United States	$4,423	$4,751	$4,988
Foreign	628	219	201

Total	$5,051	$4,970	$5,189

        The following table presents long-lived assets by country at December 31:

	2003	2002	2001
United States	$2,652	$2,870	$3,073
Canada	934	818	848
Other	17	18	22

	3,603	3,706	3,943
Goodwill	3,117	3,023	3,014

Total	$6,720	$6,729	$6,957

        The Company's export sales from the United States were approximately $305 million for 2003, $227 million for 2002 and $187 million for 2001.

23.   Quarterly Results (Unaudited)

        The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net sales	$1,221	$1,303	$1,273	$1,254
Gross profit	161	155	155	150
Loss from continuing operations before cumulative effect of accounting change	(24)	(13)	(57)	(73)
Discontinued operations	6
Cumulative effect of accounting change	(2)
Net loss	(20)	(13)	(57)	(73)
2002
Net sales	$1,180	$1,246	$1,291	$1,253
Gross profit	182	189	210	186
Income (loss) from continuing operations before cumulative effect of accounting change	(3)	(3)	22	7
Discontinued operations	6	3	3	7
Loss on disposition of discontinued operations				(40)
Net income (loss)	3		25	(26)

24.   Subsequent Event

        During January 2004, as part of the Company's overall strategy to rationalize operations and cut costs in response to market conditions, the Company announced the closure of three additional converting facilities. These shutdowns will result in work force reduction of approximately 175 employees. The Company expects to take a pretax charge of approximately $6 million in 2004 related to these closures, approximately $3 million of which are non-cash charges to write-down fixed assets. The charges are estimates that will be finalized in 2004.

STONE CONTAINER CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C		Column D			Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Other Describe			Deductions Describe		Balance at End of Period
Allowance for doubtful accounts and sales returns and allowances:
Year ended December 31, 2003	$27		$2		$(3	)(a)(b)	$1	(c)	$25
Year ended December 31, 2002	$41		$6		$(13	)(a)	$7	(c)	$27
Year ended December 31, 2001	$42		$8		$(8	)(a)	$1	(c)	$41
Exit Liabilities:
Year ended December 31, 2003	$21	$			$(15	)(d)	$		$6
Year ended December 31, 2002	$28	$			$(4	)(d)	$3	(e)	$21
Year ended December 31, 2001	$38	$			$2	(d)	$12	(e)	$28
Restructuring:
Year ended December 31, 2003	$6		$94	$			$79	(e)	$21
Year ended December 31, 2002	$9		$20	$			$23	(e)	$6
Year ended December 31, 2001	$11		$6	$			$8	(e)	$9
(a)
Includes the effect of the accounts receivable securitization application of SFAS No. 140.

(b)
Includes $1 million acquired in connection with the Smurfit-MBI exchange transaction.

(c)
Uncollectible amounts written off, net of recoveries.

(d)
Charges associated with the reduction to Stone and St. Laurent exit liabilities.

(e)
Charges against the reserves.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Ernst & Young LLP was appointed by the Audit Committee of Smurfit-Stone's Board of Directors as our independent auditors. During 2003 and 2002, Smurfit-Stone paid Ernst & Young LLP a total of $3.5 million and $3.9 million, respectively, with such amounts allocated between Jefferson Smurfit (U.S) and Stone Container based on Smurfit-Stone's customary allocation formula. Amounts expensed by Stone Container were as follows:

(In millions)	2003	2002
Audit fees and expenses	$1.1	$1.3
Audit related fees and expenses	.4	.3
Tax related fees and expenses	.6	.8
All other fees and expenses

Total	$2.1	$2.4

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.
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

Indentures and other debt instruments with respect to long-term debt that do not exceed 10 percent of the total assets of Stone Container and its subsidiaries on a consolidated basis are not filed herewith. The Registrant agrees to furnish a copy of such documents to the Commission upon request.
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
10.1(a)
Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container, Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent (incorporated by reference to Exhibit 10.1 to Stone Container's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.1(b)
Amendment No. 1 and Waiver, dated as of March 10, 2003, to the Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container, Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent.
10.1(c)
Amendment No. 2, dated as of November 11, 2003, to the Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container, Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent,

Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent.
10.1(d)
Amendment No. 3, dated as of December 23, 2003, to the Amended and Restated Credit Agreement, dated as of July 25, 2002, among Stone Container, Smurfit-Stone Container Canada Inc., the financial institutions signatory thereto, JPMorgan Chase Bank and Deutsche Bank Trust Company Americas, as Agents, JPMorgan Chase Bank, as Syndication Agent, Deutsche Bank Trust Company Americas, as Administrative Agent, and Deutsche Bank AG, as Canadian Administrative Agent.
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
10.6(e)
Amendment No. 1 to Receivables Purchase Agreement, dated as of March 30, 2001, between Stone Container and SRC (incorporated by reference to Exhibit 10.6(e) to Stone Container's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.6(f)
Additional Seller Supplement to Receivables Purchase Agreement, dated as of March 30, 2001, by St. Laurent Paperboard (U.S.) Inc. and accepted by Stone Container, SRC, The Chase Manhattan Bank, as Trustee and Bank One, NA, as Agent (incorporated by reference to Exhibit 10.6(f) to Stone Container's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
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
10.11*	Employment Agreement of William N. Wandmacher (incorporated by reference to Exhibit 10.31 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.12*	Employment Agreement of F. Scott Macfarlane (incorporated by reference to Exhibit 10.32 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.13*	Employment Agreement of James P. Davis (incorporated by reference to Exhibit 10.22 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.14*	Employment Agreement of Charles A. Hinrichs (incorporated by reference to Exhibit 10.22 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Indicates a management contract or compensation plan or arrangement.

b)
Reports on Form 8-K

        Form 8-K dated January 27, 2004 was furnished to the Securities and Exchange Commission in connection with the announcement of earnings for the fourth quarter of 2003 and the full year ended December 31, 2003 and a reconciliation of EBITDA to GAAP financial measure.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 3, 2004		STONE CONTAINER CORPORATION (Registrant)
	By	/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ PATRICK J. MOORE Patrick J. Moore	President and Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2004
/s/ CHARLES A. HINRICHS Charles A. Hinrichs	Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 3, 2004
/s/ PAUL K. KAUFMANN Paul K. Kaufmann	Vice President and Corporate Controller (Principal Accounting Officer)	March 3, 2004

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 3. LEGAL PROCEEDINGS
PART II
  ITEM 6. SELECTED FINANCIAL DATA (h)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Signatures