Form 10-Q
period 2004-06-30
STONE CONTAINER CORP
filed 2004-08-06
CIK 94610

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For Quarter Ended June 30, 2004
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of June 30, 2004, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)
	2004	2003	2004	2003
Net sales	$1,351	$1,303	$2,626	$2,524
Costs and expenses
Cost of goods sold	1,203	1,148	2,369	2,208
Selling and administrative expenses	111	110	229	233
Restructuring charges			10	2
Loss on sale of assets		2		2

Income from operations	37	43	18	79
Other income (expense)
Interest expense, net	(59)	(58)	(118)	(120)
Loss from early extinquishment of debt				(1)
Other, net	7	(20)	11	(33)

Loss from continuing operations before income taxes and cumulative effect of accounting change	(15)	(35)	(89)	(75)
Benefit from income taxes	8	22	37	38

Loss from continuing operations before cumulative effect of accounting change	(7)	(13)	(52)	(37)
Discontinued operations
Income from discontinued operations, net of income taxes of $4				6

Loss before cumulative effect of accounting change	(7)	(13)	(52)	(31)
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $1				(2)

Net loss	$(7)	$(13)	$(52)	$(33)

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4	$4
Accounts receivable, less allowances of $22 in 2004 and $25 in 2003	274	233
Inventories
Work-in-process and finished goods	155	163
Materials and supplies	344	334

	499	497
Deferred income taxes	145	136
Prepaid expenses and other current assets	46	41

Total current assets	968	911
Net property, plant and equipment	3,455	3,561
Timberland, less timber depletion	42	42
Goodwill	3,117	3,117
Other assets	213	225

	$7,795	$7,856

Liabilities and Stockholder's Equity
Current liabilities
Current maturities of long-term debt	$17	$17
Accounts payable	329	306
Accrued compensation and payroll taxes	109	113
Interest payable	79	78
Other current liabilities	138	106

Total current liabilities	672	620
Long-term debt, less current maturities	3,230	3,211
Other long-term liabilities	671	696
Deferred income taxes	527	581
Stockholder's equity j
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	3,016	3,016
Retained earnings (deficit)	(201)	(149)
Accumulated other comprehensive income (loss)	(120)	(119)

Total stockholder's equity	2,695	2,748

	$7,795	$7,856

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30, (In millions)	2004	2003
Cash flows from operating activities
Net loss	$(52)	$(33)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from early extinquishment of debt		1
Cumulative effect of accounting change for asset retirement obligations		3
Depreciation and amortization	138	139
Amortization of deferred debt issuance costs	3	3
Deferred income taxes	(46)	(47)
Pension and post-retirement benefits	22	25
Non-cash restructuring charges	5	1
Non-cash foreign currency (gains) losses	(10)	37
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Accounts receivable	(44)	15
Inventories	(7)	5
Prepaid expenses and other current assets	(9)	(12)
Accounts payable and other current liabilities	17	19
Interest payable	1	(5)
Other, net	1	(13)

Net cash provided by operating activities	19	138

Cash flows from investing activities
Expenditures for property, plant and equipment	(46)	(60)
Proceeds from sales of assets	9	204

Net cash provided by (used for) investing activities	(37)	144

Cash flows from financing activities
Net borrowings (repayments) of debt	20	(270)
Deferred debt issuance costs	(2)

Net cash provided by (used for) financing activities	18	(270)

Effect of exchange rate changes on cash		(2)

Increase in cash and cash equivalents		10
Cash and cash equivalents
Beginning of period	4	3

End of period	$4	$13

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(7)	$(13)	$(52)	$(33)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1	1	2	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(1)	(4)	(3)

Pro forma net loss	$(8)	$(13)	$(54)	$(35)

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

        At June 30, 2004, $63 million of accounts receivable had been sold under the program, of which $25 million were retained by the Company as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet.

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

7.     Restructuring and Exit Liabilities

        As part of the Company's continued overall strategy to rationalize operations and cut costs in response to market conditions, the Company closed three converting facilities and planned to exit its Indonesian operations and recorded restructuring charges of $10 million during the first quarter of 2004. The assets of these facilities were adjusted to the estimated net realizable value resulting in a $5 million non-cash write-down. The remaining charges are primarily for severance and benefits resulting from approximately 435 employees being terminated. The net sales and operating losses of these facilities in 2004 prior to closure were $11 million and $2 million, respectively. The net sales and operating losses of these facilities for the year ended December 31, 2003 were $51 million and $5 million, respectively. The Company had $4 million of cash disbursements related to these charges for the three and six months ended June 30, 2004.

        At December 31, 2003, the Company had $27 million of exit liabilities related to the restructuring of operations. The Company had $1 million and $6 million of cash disbursements related to these exit liabilities for the three and six months ended June 30, 2004, respectively.

        The Company recorded a restructuring charge of $2 million during the first quarter of 2003 related to the closure of a converting facility.

8.     Other, Net

        For the three and six months ended June 30, 2004, the Company recorded foreign currency exchange gains of $7 million and $10 million, respectively, related to its operations in Canada. For the three and six months ended June 30, 2003, the Company recorded foreign currency exchange losses of $20 million and $36 million, respectively, related to its operations in Canada.

9.     Long-Term Debt

        In April 2004, the Company obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of March 31, 2004, and for future periods through December 31, 2004. The Company expects to remain in compliance with all of the covenants in its credit agreement.

        In March 2004, the Company used $38 million of proceeds received from the Smurfit-MBI securitization program (See Note 5) primarily to prepay a portion of its outstanding Tranche C term loan due June 30, 2009.

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

        The Company has certain woodchip processing contracts, entered into prior to January 1, 2003, extending from 2012 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At June 30, 2004, the maximum potential amount of future payments related to these guarantees is approximately $23 million, which decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

11.   Employee Benefit Plans

        The Company participates in the SSCC sponsored noncontributory defined benefit pension plans covering substantially all employees. The defined benefit plans of the Company are combined with defined benefit plans of Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)"), an indirect wholly-owned subsidiary of SSCC. The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.

        The Company's postretirement plans provide certain health care and life insurance benefits for all salaried as well as certain hourly employees.

        The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended June 30,				Six months ended June 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$10	$9	$1	$1	$21	$18	$2	$2
Interest cost	25	23	2	2	50	47	5	5
Expected return on plan assets	(22)	(21)			(47)	(42)
Amortization of prior service cost (benefit)		1	(1)	(1)	1	2	(1)	(1)
Amortization of net loss	6	4		1	12	8	1	1
Multi-employer plans	2	2			4	4

Net periodic benefit cost	$21	$18	$2	$3	$41	$37	$7	$7

        The Company's 2004 expected contributions to its qualified defined benefit plans, non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2003.

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

        In February 2004, the FASB proposed FSP No. FAS 106-b, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act. Under FSP No. FAS 106-b, the Company would be required to determine by the end of the first interim period beginning after June 15, 2004, whether its retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. If its plans are actuarially equivalent to Medicare Part D, the Company must reflect the value of the subsidy in the APBO, service cost and amortization of gains and losses, retroactive to January 1, 2004. The Company has determined that certain of its plans are actuarially equivalent to Medicare Part D and estimates the impact of the Act would reduce its APBO as of December 31, 2003 by approximately $9 million. The Company's postretirement benefit costs would be reduced by approximately $1 million in 2004. The Company will recognize the effects of adopting the Act during the third quarter of 2004.

12.   Non-Consolidated Affiliates

        The Company has several non-consolidated affiliates that are engaged in paper and packaging operations that are accounted for under the equity method.

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

        Combined summarized financial information for all of the Company's non-consolidated affiliates that are accounted for under the equity method of accounting is presented below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Results of operations
Net sales	$66	$55	$126	$211
Cost of sales	55	50	107	186
Income before income taxes, minority interest and extraordinary charges	3	1	5	10
Net income	2	1	3	10

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

        The Company's derivative instruments and hedging activities relate to minimizing exposure to fluctuations in the price of commodities used and sold in its operations and the movement in foreign currency exchange rates and are designated as cash flow hedges.

Commodity Futures Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix or cap the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of June 30, 2004, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is 30 months. For the three and six months ended June 30, 2004, the Company reclassified an immaterial amount from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at June 30, 2004 is a $4 million gain included in other current assets. At June 30, 2004, the Company recorded a $1 million loss in cost of goods sold on natural gas futures contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying for hedge accounting.

Foreign Currency Forward Contracts

        The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of one year or less. The fair value of the Company's foreign currency forward contracts at June 30, 2004 is a $1 million gain included in other current assets. The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded.

        The cumulative deferred hedge gain on all commodity and foreign currency contracts is $1 million (net of tax) at June 30, 2004. The Company expects to reclassify $1 million into cost of goods sold during the remainder of 2004.

14.   Income Taxes

        In the second quarter of 2003, the Company recorded an income tax benefit of $6 million related to the resolution of certain prior year tax matters.

15.   Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss	$(7)	$(13)	$(52)	$(33)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments				7
Net hedging gain reclassified into earnings				(1)
Foreign currency translation adjustment	(1)	1	(1)	25

Comprehensive income (loss)	$(8)	$(12)	$(53)	$(2)

16.   Business Segment Information

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

        The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes corporate related items and one non-reportable segment, International. Corporate related items include expenses not allocated to reportable segments including corporate expenses, restructuring charges, non-cash foreign currency gains or losses and interest expense.

        A summary by business segment follows:

	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
Three months ended June 30,
2004
Revenues from external customers	$1,187	$161	$3	$1,351
Intersegment revenues	23			23
Segment profit (loss)	40	10	(65)	(15)
2003
Revenues from external customers	$1,142	$159	$2	$1,303
Intersegment revenues	17			17
Segment profit (loss)	40	9	(84)	(35)
Six months ended June 30,
2004
Revenues from external customers	$2,301	$320	$5	$2,626
Intersegment revenues	48			48
Segment profit (loss)	35	19	(143)	(89)
2003
Revenues from external customers	$2,208	$313	$3	$2,524
Intersegment revenues	44			44
Segment profit (loss)	86	17	(178)	(75)

17.   Contingencies

        In November 2003, the Company reached an agreement to settle the antitrust class action cases pending against the Company, which were based on allegations of a conspiracy among containerboard manufacturers in 1993-95. The Company agreed to make aggregate settlement payments of $56.5 million, one-half of which was paid in December 2003 and the remainder of which will be paid in January 2005. All of the other defendants have also entered into agreements to settle these class actions; however, most of the defendants in the class actions continue to be defendants in twelve lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. The Company recorded pretax charges of $77 million in 2003 to accrue for the class action settlement and the estimated liability of the opt-out cases. The Company believes the liability recorded for these matters was adequately reserved at June 30, 2004.

        The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. The Company's relative percentage of waste deposited at these sites is less than 1%. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. As of June 30, 2004, the Company had approximately $16 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet. The Company believes the liability recorded for these matters was adequately reserved at June 30, 2004.

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

18.   Subsequent Event

        In July 2004, the Company, through a wholly-owned subsidiary, completed an offering of $200 million of 7.375% unsecured senior notes due 2014. In the third quarter of 2004, the Company will use the proceeds of this issuance to redeem at par the $185 million aggregate principal 11.5% senior notes due August 15, 2006 and prepay approximately $12 million of secured Tranche B term loan due June 30, 2009 outstanding under its credit agreement. In addition, the Company expects to use the proceeds to pay fees and other expenses of approximately $3 million related to this transaction.

        In connection with this new offering, the Company announced its plans to merge its operations with JSC(U.S.) in the near future, principally to simplify and consolidate debt financing activities. JSCE, Inc., a wholly-owned subsidiary of SSCC, is a holding company that conducts its operations through its wholly-owned subsidiary, JSC(U.S.). The Company expects that JSCE, Inc. will merge with and into JSC(U.S.), with JSC(U.S.) as the surviving company, prior to the planned merger of the Company and JSC(U.S.). The Company and JSC(U.S.) are direct or indirect wholly-owned subsidiaries of SSCC and, therefore, the historical cost basis of the acquired entity, JSC(U.S.), will carry over into the combined entity. The planned merger will not occur unless the Company and JSC(U.S.) are able to obtain a new combined bank credit agreement that would replace their current bank credit agreements.

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

  •
  assumptions relating to cost savings expected from rationalization;

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

RESULTS OF OPERATIONS

Overview

        For the second quarter of 2004, we had a net loss of $7 million compared to a net loss of $13 million for the second quarter of 2003.

        The second quarter results improved compared to the net loss of $45 million in the first quarter of 2004, reflecting several favorable trends. The economic recovery in the United States is having a positive effect on the packaging industry. Although markets remain highly competitive, containerboard and corrugated container prices have improved. In addition, the fundamentals for our business are improving: shipments have increased, mill operating rates were high, inventories remained lean and key costs have stabilized. Cost reduction initiatives also contributed to our improved results.

        For the six months ended June 30, 2004, we had a net loss of $52 million as compared to a net loss of $33 million last year. The decline compared to last year was due primarily to lower pricing for corrugated containers and higher fiber cost.

Second Quarter 2004 Compared to Second Quarter 2003

	Three months ended June 30,
	2004		2003
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,187	$40	$1,142	$40
Consumer packaging	161	10	159	9
Other operations	3	1	2

Total segment operations	$1,351	51	$1,303	49

Loss on sale of assets				(2)
Interest expense, net		(59)		(58)
Non-cash foreign currency exchange gains (losses)		7		(21)
Litigation settlement				11
Corporate expenses and other (1)		(14)		(14)

Loss from continuing operations before income taxes and cumulative effect of accounting change		$(15)		$(35)

(1)
Amounts include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

        Net sales of $1,351 million in 2004 increased by 3.7% compared to last year due primarily to higher sales volume. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations		Total
Sales price and product mix	$1	$(2)	$		$(1)
Sales volume	44	4		1	49

Total	$45	$2		$1	$48

        Cost of goods sold increased due primarily to higher product shipments and higher costs, including reclaimed fiber ($6 million) and wood fiber ($5 million). Cost of goods sold as a percent of net sales increased from 88% in 2003 to 89% in 2004 due primarily to the higher costs of reclaimed fiber and wood fiber.

        Selling and administrative expense as a percent of net sales in 2004 was comparable to 2003. Selling and administrative expenses in 2003 were favorably impacted by an $11 million litigation settlement with respect to Chesapeake Corporation's environmental indemnification obligation regarding our West Point, Virginia containerboard mill. Exclusive of the legal settlement, selling and administrative expenses declined compared to 2003, primarily as a result of lower personnel costs.

        Interest expense, net for 2004 increased by $1 million compared to 2003 due to higher average borrowings ($2 million), which was partially offset by lower average interest rates ($1 million). Our overall average effective interest rate in 2004 was lower than 2003 by approximately 15 basis points.

        Other, net for 2004 included non-cash foreign currency exchange gains of $7 million compared to losses of $21 million in 2003. During the second quarter of 2004, the Canadian dollar weakened compared to the U.S. dollar, whereas in the second quarter of 2003, it had strengthened compared to the U.S. dollar.

        Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

        Net sales increased by 4% due primarily to the increased demand for corrugated packaging. The price increases we announced in March and June of 2004 are taking hold, and containerboard and corrugated container prices have increased compared to the first quarter of 2004. Our prices were lower than the second quarter of 2003, however. The average domestic linerboard price decreased 2.0% compared to 2003. The average corrugated container price per thousand square feet (MSF) decreased by 1.6%. On a per ton basis, average corrugated container prices were flat compared to last year due to a reduction in basis weight. Price increases were also implemented on solid bleached sulfate (SBS) and market pulp, which increased those average prices by 2.9% and 4.8%, respectively, compared to 2003. Shipments of corrugated containers increased by approximately 1% compared to 2003 despite the shutdown of four converting facilities since June 2003.

        Containerboard production increased by 1.8%. Our containerboard mills operated at an average rate of 95.6% of capacity in 2004, as compared to 89.9% in 2003. Production of SBS was flat, while market pulp increased by 15% due primarily to the timing of maintenance shutdowns.

        Profits were comparable to last year. Improvements in mill operating rates and savings from our restructuring activities announced in the fourth quarter of 2003 partially offset the increases in cost of wood fiber, reclaimed fiber and employee benefits.

Consumer Packaging Segment

        Net sales increased by 1% compared to 2003 due primarily to increases in shipments of specialty and flexible packaging products. Multiwall bag shipments were flat. Average selling prices of multiwall bags and specialty products were generally flat. Profits increased by $1 million compared to 2003 as a result of the higher shipments of specialty and flexible packaging products and benefits from cost control efforts.

Six Months 2004 Compared to Six Months 2003

	Six months ended June 30,
	2004		2003
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$2,301	$35	$2,208	$86
Consumer packaging	320	19	313	17
Other operations	5	1	3

Total segment operations	$2,626	55	$2,524	103

Restructuring charges		(10)		(2)
Loss on sale of assets				(2)
Interest expense, net		(118)		(120)
Non-cash foreign currency exchange gains (losses)		10		(37)
Litigation settlements, net				1
Corporate expenses and other		(26)		(18)

Loss from continuing operations before income taxes and cumulative effect of accounting change		$(89)		$(75)

        The decline in our results was due to lower profit from our Containerboard and Corrugated Containers segment, primarily as a result of lower average sales prices and higher cost for fiber. Net sales of $2,626 million in 2004 increased by 4% compared to last year due primarily to our acquisition of the remaining 50% of Smurfit-MBI on March 31, 2003. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total
Sales price and product mix	$(46)	$(3)	$1	$(48)
Sales volume	20	10	1	31
Smurfit-MBI acquisition	119			119

Total	$93	$7	$2	$102

        Cost of goods sold increased due primarily to the acquisition of Smurfit-MBI and the higher cost of reclaimed fiber ($11 million) and wood fiber ($14 million). Cost of goods sold as a percent of net sales increased from 87% in 2003 to 90% in 2004 due primarily to the lower average selling prices and the higher costs of reclaimed fiber and wood fiber.

        Selling and administrative expense as a percent of net sales declined compared to last year. Selling and administrative expenses declined compared to 2003 primarily as a result of lower personnel costs, which were partially offset by additional expenses resulting from the inclusion of Smurfit-MBI.

        We recorded restructuring charges of $10 million during 2004 related to the closure of three converting facilities and the planned exit from our Indonesian operation. The assets of these facilities were adjusted to the estimated net realizable value resulting in a $5 million non-cash write-down. The remaining charges were primarily for severance and benefits resulting from approximately 435 employees being terminated.

        The 2004 restructuring activities are a continuation of Smurfit-Stone's restructuring strategy announced in the fourth quarter of 2003 to rationalize operations and cut costs in response to expected future market conditions. Smurfit-Stone's rationalization process, when completed, expects to achieve annual savings of approximately $140 million, a portion of which will be realized by us. Smurfit-Stone has achieved the planned reduction of 1,400 positions in its workforce and, for the six months ended June 30, 2004, has realized approximately $80 million in savings from the headcount reductions, reduced fixed costs and process improvements.

        Interest expense, net for 2004 decreased by $2 million compared to 2003 due to the favorable impacts of lower average borrowings ($1 million) and from lower average interest rates ($1 million). Our overall average effective interest rate in 2004 was lower than 2003 by approximately 15 basis points.

        Other, net for 2004 included non-cash foreign currency exchange gains of $10 million compared to losses of $37 million in 2003. The Canadian dollar has weakened compared to the U.S. dollar in 2004, whereas it had strengthened compared to the U.S. dollar throughout most of 2003.

        Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

        Net sales increased by 4% due primarily to higher shipments of corrugated containers resulting from the acquisition of Smurfit-MBI. Lower average sales prices partially offset the increase. The average domestic linerboard price decreased 5.5%. The average price per MSF for corrugated containers declined 3.4%. Average SBS and market pulp prices increased by 2.2% and 6.4%, respectively. Our external sales of containerboard declined due to the higher integration level resulting from the acquisition of Smurfit-MBI. Shipments of corrugated containers increased 1.9% compared to 2003, exclusive of the Smurfit-MBI acquisition. The increase in shipments of corrugated containers was negatively impacted by the shutdown of five operating facilities since January 2003.

        Containerboard production was flat compared to last year. Our containerboard mills operated at an average rate of 94.8% of capacity in 2004, as compared to 91.8% in 2003. Production of kraft paper and market pulp increased by 7% and 6%, respectively. Production of SBS decreased by 18% due primarily to the timing of a maintenance shutdown.

        Profits decreased by $51 million due primarily to the lower average sales prices and higher costs of wood and reclaimed fiber. Improvements in our mill operating rates and savings from our restructuring activities partially offset the lower average sales prices and the increases in cost.

Consumer Packaging Segment

        Net sales increased by 2% compared to 2003 due primarily to increases in shipments of multiwall bags and specialty and flexible packaging products. Multiwall bag shipments increased by 1%. Average selling prices of multiwall bags and specialty products were lower compared to last year. Profits increased by $2 million compared to 2003 as a result of the higher shipments of multiwall bags and specialty and flexible packaging products and benefits from cost control efforts.

Statistical Data

	Three months ended June 30,		Six months ended June 30,
(In thousands of tons, except as noted)
	2004	2003	2004	2003
Mill production
Containerboard	1,319	1,296	2,616	2,634
Kraft paper	72	71	146	136
Market pulp	146	127	274	259
Solid bleached sulfate	26	26	46	56
Corrugated containers sold (billion sq. ft.)	14.2	14.1	28.1	26.5
Multiwall bags sold (million bags)	291	290	573	567

LIQUIDITY AND CAPITAL RESOURCES

        The following table summarizes our cash flows for the six months ended June 30,:

(In millions)	2004		2003
Net cash provided by (used for):
Operating activities		$19	$138
Investing activities		(37)	144
Financing activities		18	(270)
Effect of exchange rate changes on cash			(2)

Net increase (decrease) in cash	$		$10

Net Cash Provided By Operating Activities

        Net cash provided by operating activities for the six months ended June 30, 2004 was $19 million. The decline of $119 million compared to 2003 was due primarily to lower segment profits and higher working capital levels. Segment profits decreased primarily as a result of lower average selling prices and higher costs of fiber. Working capital increased $42 million in the first six months of 2004, as compared to a decrease of $22 million for the same period last year. The higher level of working capital in 2004 was primarily the result of an increase in accounts receivable, which was impacted by the increase in product pricing.

Net Cash Provided By (Used For) Investing Activities

        Net cash used for investing activities was $37 million for the six months ended June 30, 2004. The 2003 period included approximately $189 million of cash received related to the exchange transactions with Jefferson Smurfit Group (see Note 4 of the Notes to Consolidated Financial Statements). Expenditures for property, plant and equipment totaled $46 million for the first six months of 2004 as compared to $60 million for the same period last year. The $46 million expended for property, plant and equipment in 2004 included $16 million for environmental projects and $30 million for upgrades, modernization and expansion.

Net Cash Provided By (Used For) Financing Activities

        Net cash provided by financing activities for the six months ended June 30, 2004 was $18 million, representing net borrowings of $20 million and the payment of deferred debt issuance cost of $2 million. The funds provided from financing activities were used to fund investing activities.

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

        On July 20, 2004, Stone Container Finance Company of Canada II, a wholly-owned subsidiary of ours, issued $200 million of 7.375% unsecured senior notes due 2014. The proceeds will be used in the third quarter of 2004 to redeem at par the $185 million outstanding aggregate principal amount of 11.5% senior notes due August 15, 2006 that were issued by Stone Container Finance Company of Canada, prepay approximately $12 million of outstanding term loans under our credit facility and pay approximately $3 million of fees and expenses related to the transaction. The new notes have not been registered under the Securities Act of 1933 and are subject to certain transfer restrictions. If, by April 16, 2005, we do not consummate a registered exchange offer for the notes or cause resales of the notes to be registered under the Securities Act of 1933, the interest rate on the new notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or a resale registration statement is declared effective.

        In connection with this new offering, we announced our plans to merge our operations with Jefferson Smurfit Corporation (U.S.) (JSC(U.S.)) in the near future, principally to simplify and consolidate debt financing activities. JSCE, Inc., a wholly-owned subsidiary of Smurfit-Stone, is a holding company that conducts its operations through its wholly-owned subsidiary, JSC(U.S.). We expect that JSCE, Inc. will merge with and into JSC(U.S.), with JSC(U.S.) as the surviving company, prior to the proposed merger of us and JSC(U.S.). We and JSC(U.S.) are direct or indirect wholly-owned subsidiaries of Smurfit-Stone and, therefore, the historical cost basis of the acquired entity, JSC(U.S.), will carry over into the combined entity. The planned merger will not occur unless we are able to obtain a new combined bank credit agreement that would replace ours and JSC(U.S.)'s current bank credit agreements.

        Our obligations under our credit agreement are unconditionally guaranteed by our material U.S. subsidiaries. The obligations of Smurfit-Stone Container Canada Inc. under our credit agreement are unconditionally guaranteed by us, our material U.S. subsidiaries and all of the active Canadian subsidiaries of Smurfit-Stone Container Canada Inc. Our obligations under the credit agreement are secured by a security interest in substantially all of our assets and material U.S. subsidiaries, 100% of the capital stock of our material U.S. subsidiaries and 65% of the capital stock of Smurfit-Stone Container Canada Inc. The security interests securing our obligations under the credit agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities. The obligations of Smurfit-Stone Container Canada Inc. under the credit agreement are secured by a security interest in substantially all of the assets of Smurfit-Stone Container Canada Inc. and its active Canadian subsidiaries, the same U.S. assets and capital stock that secure our obligations under the credit agreement and all of the capital stock of the active Canadian subsidiaries of Smurfit-Stone Container Canada Inc. The security interests securing Smurfit-Stone Container Canada Inc.'s obligations under the credit agreement exclude certain trade receivables, three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

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

Future Cash Flows

        Scheduled debt payments, including capital lease payments, for the remainder of 2004 and 2005 are $8 million and $315 million, respectively. Our revolving credit facility matures in 2005. Smurfit-Stone is currently evaluating refinancing alternatives, including a new combined bank credit agreement that would replace the current bank credit agreements of Stone Container and JSC(U.S.). Also, we will continue to pursue opportunities to reduce interest costs by refinancing certain of our debt obligations. We have historically had good access to capital markets and expect to be able to repay or refinance our debt maturities on or before their maturity dates. Although we believe we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such an event, we would explore additional options such as the sale or monetization of assets.

        As of June 30, 2004, we had authorized commitments for capital expenditures of approximately $120 million. We intend to hold capital expenditures for 2004 to approximately $146 million.

        We recorded restructuring charges of $10 million in 2004, which included $5 million for exit liabilities. The exit liabilities were principally for severance cost and will be paid in 2004. During the six months ended June 30, 2004, we incurred cash expenditures of $4 million for these exit liabilities.

        At December 31, 2003, we had $27 million of exit liabilities related primarily to the restructuring of operations in connection with the November 1998 merger with Smurfit-Stone, the acquisition of St. Laurent Paperboard Inc. and other restructuring activities. During the six months ended June 30, 2004, we incurred cash expenditures of $6 million for these exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

        As described in our 2003 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $545 million as of December 31, 2003. For the six months ended June 30, 2004, we contributed $20 million to the pension plans and expect to contribute a total of approximately $100 million in 2004. Future contributions to our pension and other postretirement plans will be dependent upon future changes in discount rates and the earnings performance of our plan assets.

        We expect an improvement in our profitability and cash flow from operations for the remainder of 2004. As of June 30, 2004, we have unused borrowing capacity under our revolving credit facilities of $261 million. We expect these cash sources and our anticipated financing arrangements will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, the litigation settlement, severance costs and other rationalization expenditures, expenditures related to environmental compliance and other capital expenditures.

OFF-BALANCE SHEET ARRANGEMENT

        On March 30, 2004, Stone Container, through Smurfit-MBI, entered into an accounts receivable securitization program whereby we sell, without recourse, on an ongoing basis, certain of our Canadian accounts receivable to a trust in which we hold a variable interest, but are not the primary beneficiary. Accordingly, accounts receivable sold to the trust, for which we did not retain an interest, are not included in our consolidated balance sheet. At June 30, 2004, $63 million of accounts receivable had been sold under the program, of which $25 million were retained by us as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet. The investors and securitization trust have no recourse to our other assets, except for our subordinated interest, for failure of debtors to pay when due.

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

        In February 2004, the FASB proposed FSP No. FAS 106-b, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act. Under FSP No. FAS 106-b, we would be required to determine by the end of the first interim period beginning after June 15, 2004, whether our retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. If our plans are actuarially equivalent to Medicare Part D, we must reflect the value of the subsidy in the APBO, service cost and amortization of gains and losses, retroactive to January 1, 2004. We have determined that certain of our plans are actuarially equivalent to Medicare Part D and estimate the impact of the Act would reduce our APBO as of December 31, 2003 by approximately $9 million. Our postretirement benefit costs would be reduced by approximately $1 million in 2004. We will recognize the effects of adopting the Act during the third quarter of 2004.

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

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of June 30, 2004, we have monthly futures contracts to hedge up to 50% of our expected natural gas requirements through December 2005. Our objective is to fix or cap the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The changes in energy cost described in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the impact of the natural gas futures contracts. See Note 13 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

        Our principal foreign exchange exposure is the Canadian dollar. Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

        The Canadian dollar as of June 30, 2004 compared to December 31, 2003 weakened against the U.S. dollar by 3.7%. We recognized non-cash foreign currency exchange gains of $10 million for the six months ended June 30, 2004 compared to losses of $37 million last year due to the weakening of the Canadian dollar.

        We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. As of June 30, 2004, we had Canadian dollar forward purchase contracts to hedge substantially all of our requirements for the months of July 2004 through September 2004 and approximately 65% to 90% of our requirements for the months of October 2004 through April 2005. Cost of goods sold includes the impact of the forward purchase contracts that expired in the six months ended June 30, 2004. See Note 13 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Stone Container from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at June 30, 2004.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that we reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints were amended to name several other defendants, including JSC(U.S.) and Smurfit-Stone. The suits sought an unspecified amount of damages arising out of the sale of corrugated products for a period during 1993-95. The complaints were transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which certified two plaintiff classes. In November 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against Smurfit-Stone, us and JSC(U.S.). We will make a settlement payment of $56.5 million, one-half of which was paid in December 2003 and the remainder of which will be paid in January 2005. All of the other defendants have also entered into agreements to settle these class actions; however, all of the defendants in the class actions continue to be defendants in 12 lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. All of these cases have been transferred to the same United States District Court for the Eastern District of Pennsylvania for pretrial proceedings. We continue to vigorously defend these opt-out cases. We believe our liability for these matters was adequately reserved at June 30, 2004.

        In September 1997, we received a Notice of Violation and a Compliance Order from the United States Environmental Protection Agency (EPA) alleging noncompliance with air emissions limitations for the smelt dissolving tank at our Hopewell, Virginia mill and for failure to comply with New Source Performance Standards applicable to certain other equipment at the mill. In cooperation with the EPA, we responded to information requests, conducted tests and took measures to ensure continued compliance with applicable emission limits. In December 1997 and November 1998, we received additional requests from the EPA for information about past capital projects at the mill. In April 1999, the EPA issued a Notice of Violation alleging that we "modified" the recovery boiler and increased nitrogen oxide emissions without obtaining a required construction permit. We responded to this notice and indicated the EPA's allegations were without merit. The Virginia Department of Environmental Quality (Virginia DEQ) issued a similar Notice of Violation in May 1999. In July 2004, we entered into a Consent Decree with the EPA and the Virginia DEQ to settle these Notices of Violation, which requires the payment of a penalty of $835,000.

        In April 1999, the EPA and the Virginia DEQ each issued a Notice of Violation under the Clean Air Act to St. Laurent Paperboard Inc.'s (St. Laurent) mill located in West Point, Virginia, which St. Laurent (which has been merged into Stone Container) acquired from Chesapeake Corporation in May 1997. In general, the Notices of Violation allege that, from 1984 to the present, the West Point mill installed certain equipment and modified certain production processes without obtaining the required permits and otherwise violated certain applicable air emission requirements. St. Laurent made a claim for indemnification from Chesapeake for its costs relating to these Notices of Violation pursuant to the purchase agreement between St. Laurent and Chesapeake, and in June 2003, St. Laurent and Chesapeake concluded a settlement with respect to Chesapeake's indemnification obligation. In July 2004, we entered into a Consent Decree with the EPA and the Virginia DEQ to settle these Notices of Violation, which requires the payment of a penalty of $950,000 and the installation of specified pollution control equipment, some of which has already been completed.

ITEM 2.    CHANGES IN SECURITIES

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)
The following exhibits are included in this Form 10-Q:

10.1	Smurfit-Stone Container Corporation (SSCC) 2004 Long Term Incentive Plan (incorporated by reference to Appendix I to SSCC's Proxy Statement dated as of April 5, 2004).
10.2	First Amendment of the SSCC 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.3
Amendment, dated June 1, 2004, of Restricted Stock Unit Agreement by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
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
b)
Reports on Form 8-K:

        Form 8-K dated July 14, 2004 was filed with the Securities and Exchange Commission (SEC) in connection with the announcement that Stone Container Corporation (Stone Container), through its wholly owned subsidiary, Stone Container Finance Company of Canada II, is pursuing through a private placement the issuance of $200 million of senior notes.

        Form 8-K dated July 14, 2004 was furnished to the SEC in connection with the announcement that Stone Container expects to merge its operations with the operations of Jefferson Smurfit Corporation (U.S.) in the near future.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONE CONTAINER CORPORATION (Registrant)
Date: August 6, 2004	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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