Form 10-K/A
period 2003-12-31
STONE CONTAINER CORP
filed 2004-10-08
CIK 94610

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K/A

Amendment No. 1

☒                                 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to

Commission file number 1-3439

Stone Container Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2041256
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

150 North Michigan Avenue Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number:  (312) 346-6600

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

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of February 27, 2004, none of the registrant’s voting stock was held by non-affiliates.

The number of shares outstanding of the registrant’s common stock as of February 27, 2004: 1,000

DOCUMENTS INCORPORATED BY REFERENCE: None

The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted thereby.

EXPLANATORY NOTE

This Form 10-K/A constitutes Amendment No. 1 (Amendment No. 1) to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed by us on March 3, 2004 (the Original Report). We are filing this Amendment No. 1 solely to: (1) amend and restate Item 9A of Part II of our Original Report in its entirety as set forth in this Amendment No. 1; and (2) file as exhibits currently dated certifications required by Rules 13a-14(a) and 15d-14(a) by each of our principal executive officer and principal financial officer.

This Amendment No.1 does not include any restatement of our financial statements previously filed in the Original Report. Other than as set forth in this Amendment No.1, no information included in the Original Report has been amended by this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report, and does not modify or update the disclosures therein in any other way than as required to reflect this Amendment No. 1.

PART II

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

Changes in Internal Control

We will complete the implementation of a new company-wide financial system in September 2004. The new financial system is an integrated financial accounting and reporting system for all of Smurfit-Stone Container Corporation’s North American facilities. Its functional areas include general ledger, accounts receivable, accounts payable, fixed assets and financial reporting.  The new system is being implemented in order to provide us with one common financial accounting and reporting system, thereby making the financial accounting and reporting process more efficient. We are also in the process of implementing a time management system designed to eliminate manual tracking and recording of labor expenses.  As a result of these implementations, we have updated our internal controls to ensure a continuing effective control environment remains in place, including proper approval of transactions, segregation of duties and appropriate integration and reconciliation processes under the new financial and time management systems. There have not been any other changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this amended report  :

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

Date: October 8, 2004		Stone Container Corporation
(Registrant)

	BY	/s/ Charles A. Hinrichs
Charles A. Hinrichs
Vice President and Chief Financial Officer