Form 10-Q/A
period 2004-03-31
STONE CONTAINER CORP
filed 2004-10-08
CIK 94610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

(312) 346-6600
(Registrant’s telephone number, including area code)

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

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 (Amendment No. 1) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed by us on May 10, 2004 (the Original Report). We are filing this Amendment No. 1 solely to: (1) amend and restate Item 4 of Part I of our Original Report in its entirety as set forth in this Amendment No. 1; and (2) file as exhibits currently dated certifications required by Rules 13a-14(a) and 15d-14(a) by each of our principal executive officer and principal financial officer.

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

PART I

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

PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this amended report:

31.1                           Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STONE CONTAINER CORPORATION
(Registrant)

Date: October 8, 2004	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Vice President and
Corporate Controller
(Principal Accounting Officer)