Form 10-Q/A
period 2004-06-30
STONE CONTAINER CORP
filed 2004-10-08
CIK 94610

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

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 (Amendment No. 1) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed by us on August 6, 2004 (the Original Report). We are filing this Amendment No. 1 solely to: (1) amend and restate Item 4 of Part I of our Original Report in its entirety as set forth in this Amendment No. 1; and (2) file as exhibits currently dated certifications required by Rules 13a-14(a) and 15d-14(a) by each of our principal executive officer and principal financial officer.

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