Form 10-Q
period 2004-09-30
SMURFIT-STONE CONTAINER ENTERPRISES INC
filed 2004-11-08
CIK 94610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2004

Commission File Number 1-3439

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2041256
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

150 North Michigan Avenue, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

(312) 346-6600
(Registrant’s telephone number, including area code)

Stone Container Corporation
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

                                                As of September 30, 2004, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

(In millions)	2004	2003	2004	2003

Net sales	$1,464	$1,273	$4,090	$3,797
Costs and expenses
Cost of goods sold	1,250	1,118	3,619	3,326
Selling and administrative expenses	111	185	340	418
Restructuring charges		2	10	4
(Gain) loss on sale of assets	(3)		(3)	2

Income (loss) from operations	106	(32)	124	47
Other income (expense)
Interest expense, net	(60)	(58)	(178)	(178)
Gain (loss) from early extinquishment of debt	1		1	(1)
Other, net	(18)		(7)	(33)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	29	(90)	(60)	(165)
Benefit from (provision for) income taxes	(9)	33	28	71

Income (loss) from continuing operations before cumulative effect of accounting change	20	(57)	(32)	(94)
Discontinued operations
Income from discontinued operations, net of income taxes of $4				6

Income (loss) before cumulative effect of accounting change	20	(57)	(32)	(88)
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $1				(2)

Net income (loss)	$20	$(57)	$(32)	$(90)

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30, 2004	December 31, 2003

	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$3	$4
Accounts receivable, less allowances of $20 in 2004 and $25 in 2003	287	233
Inventories
Work-in-process and finished goods	163	163
Materials and supplies	372	334

	535	497
Deferred income taxes	149	136
Prepaid expenses and other current assets	60	41

Total current assets	1,034	911
Net property, plant and equipment	3,428	3,561
Timberland, less timber depletion	42	42
Goodwill	3,117	3,117
Other assets	208	225

	$7,829	$7,856

Liabilities and Stockholder’s Equity

Current liabilities
Current maturities of long-term debt	$6	$17
Accounts payable	379	306
Accrued compensation and payroll taxes	112	113
Interest payable	38	78
Other current liabilities	139	106

Total current liabilities	674	620
Long-term debt, less current maturities	3,256	3,211
Other long-term liabilities	634	696
Deferred income taxes	547	581
Stockholder’s equityj
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	3,016	3,016
Retained earnings (deficit)	(181)	(149)
Accumulated other comprehensive income (loss)	(117)	(119)

Total stockholder’s equity	2,718	2,748

	$7,829	$7,856

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30, (In millions)	2004	2003

Cash flows from operating activities
Net loss	$(32)	$(90)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss from early extinquishment of debt	(1)	1
Cumulative effect of accounting change for asset retirement obligations		3
Depreciation and amortization	206	208
Amortization of deferred debt issuance costs	5	4
Deferred income taxes	(40)	(81)
Pension and postretirement benefits	(22)	6
Non-cash restructuring charges	5
Non-cash foreign currency losses	9	38
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Accounts receivable	(58)	41
Inventories	(38)	11
Prepaid expenses and other current assets	(14)	(14)
Accounts payable and other current liabilities	64	43
Interest payable	(40)	(46)
Other, net	(9)	(9)

Net cash provided by operating activities	35	115

Cash flows from investing activities
Expenditures for property, plant and equipment	(83)	(85)
Proceeds from sales of assets	15	204

Net cash provided by (used for) investing activities	(68)	119

Cash flows from financing activities
Proceeds from long-term debt	200
Net repayments of debt	(164)	(215)
Deferred debt issuance costs	(4)

Net cash provided by (used for) financing activities	32	(215)

Effect of exchange rate changes on cash		(2)

Increase (decrease) in cash and cash equivalents	(1)	17
Cash and cash equivalents
Beginning of period	4	3

End of period	$3	$20

See notes to consolidated financial statements.

STONE CONTAINER CORPORATION

Notes to Consolidated Financial Statements

(Tabular amounts in millions)

1.                                      Significant Accounting Policies

                                                The accompanying consolidated financial statements and notes thereto of Stone Container Corporation (“Stone” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company’s financial position, results of operations and cash flows.  These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“10-K”), filed March 3, 2004, with the Securities and Exchange Commission.

                                                The Company is a wholly-owned subsidiary of Smurfit-Stone Container Corporation (“SSCC”) and has domestic and international operations.

                                                Prior to November 1, 2004, SSCC also owned 100% of the common equity interest in JSCE, Inc. (“JSCE”).  JSCE owned 100% of the common equity interest in Jefferson Smurfit Corporation (U.S.) (“JSC(U.S.)”) and was the guarantor of the senior indebtedness of JSC(U.S.).  JSC(U.S.) had operations throughout the United States.  SSCC had no operations other than its investments in JSCE and the Company.

                                                On November 1, 2004, JSCE merged with and into JSC(U.S.), with JSC(U.S.) as the surviving company, and then JSC(U.S.) merged with and into the Company, with the Company as the surviving entity (the “Merger”).  The Company was then renamed Smurfit-Stone Container Enterprises, Inc. (“SSCE”) (See Note 19).

2.                                      Reclassifications

                                                Certain prior year amounts have been reclassified to conform to the current year presentation.

3.                                      Stock-Based Compensation

                                                Employees of the Company participate in SSCC’s 1998 and 2004 Long-Term Incentive Plan which reserves shares of SSCC common stock for non-qualified stock options, restricted stock units and performance awards.

                                                In the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” effective as of January 1, 2003.  The Company selected the prospective transition method as allowed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires expensing options prospectively, beginning in the year of adoption.  Because the prospective method was used and awards vest over three to eight years, the 2003 and 2004 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

                                                The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards under the 1998 and 2004 SSCC Long-Term Incentive Plan in each period.

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net income (loss), as reported	$20	$(57)	$(32)	$(90)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects			2	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(2)	(6)	(5)

Pro forma net income (loss)	$18	$(59)	$(36)	$(94)

4.                                      Discontinued Operations

                                                In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group (“JS Group”), formerly SSCC’s largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group’s 50% ownership in Smurfit-MBI, a Canadian packaging business, and a payment from JS Group of approximately $189 million.  The Company recorded a loss on disposition of discontinued European operations of $40 million arising from a provision for taxes on the disposition during the fourth quarter of 2002.  Net sales for the European operations were $192 million for the three months ended March 31, 2003.  The results of operations from the European operations were reclassified as discontinued operations.

                                                On March 31, 2003, the Company completed these exchange transactions, resulting in no additional adjustments to the Company’s results of operations.  Previously, the Company owned 50% of Smurfit-MBI, and as a result of the completed transactions now owns 100% of Smurfit-MBI.  Smurfit-MBI operates 16 converting facilities in Canada and employs approximately 2,500 hourly and salaried employees.  The results of operations have been included in the consolidated statements of operations after March 31, 2003.  The cost to acquire the remaining 50% of Smurfit-MBI of $137 million, including $26 million of debt assumed, was allocated to the assets acquired and liabilities assumed according to fair values.  The purchase price allocation resulted in acquired goodwill of $94 million, including a reclassification of $52 million associated with the Company’s original 50% investment, and intangible assets of $45 million which were allocated to the Containerboard and Corrugated Containers segment.

5.                                      Transfers of Financial Assets

                                                On March 30, 2004, the Company, through Smurfit-MBI, entered into an accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its Canadian accounts receivable to a trust in which the Company holds a variable interest, but is not the primary beneficiary.  Accordingly, under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” accounts receivable sold to the trust, for which the Company is not the primary beneficiary, are not included in the accompanying consolidated balance sheet.  The Company has retained servicing responsibilities and a subordinated interest in future cash flows from the receivables.  The Company receives rights to future cash flows arising after the investors in the securitization trust have received the return for which they have contracted.  The investors and securitization trust have no recourse to the Company’s other assets, except the Company’s subordinated interest, for failure of debtors to pay when due.

                                                At September 30, 2004, $67 million of accounts receivable had been sold under the program, of which $24 million was retained by the Company as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet.

6.                                      Asset Retirement Obligations

                                                Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.  The Company’s asset retirement obligations relate primarily to environmental requirements upon closure of an operating facility.  Certain of the Company’s facilities have indeterminate lives because they are expected to remain in operation for the foreseeable future.  Consequently, the asset retirement obligations related to these facilities cannot be reasonably estimated.

                                                Upon adoption of SFAS No. 143, the Company recorded an increase in net property, plant and equipment of $1 million, an asset retirement obligation liability of $4 million and a charge for the cumulative effect of an accounting change of $2 million, net of income taxes of $1 million.  The net cumulative effect charge reflected the offset of a $5 million accrual recorded under the Company’s previous accounting for landfills.

7.                                      Restructuring and Exit Liabilities

                                                As part of the Company’s continued overall strategy to rationalize operations and cut costs in response to market conditions, the Company closed three converting facilities and exited its Indonesian operations resulting in restructuring charges of zero and $10 million for the three and nine months ended September 30, 2004.  The assets of these facilities were adjusted to the estimated net realizable value resulting in a $5 million non-cash write-down.  The remaining charges are primarily for severance and benefits resulting from approximately 435 employees being terminated.  The net sales and operating losses of these facilities in 2004 prior to closure were $12 million and $2 million, respectively.  The net sales and operating losses of these facilities for the year ended December 31, 2003 were $51 million and $5 million, respectively.  The Company had $1 million and $5 million of cash disbursements related to these charges for the three and nine months ended September 30, 2004.

                                                The Company recorded restructuring charges of $2 million during the first quarter of 2003 related to the closure of a converting facility and $2 million during the third quarter of 2003 related to severance costs within the Containerboard and Corrugated Containers segment as a result of its rationalization and cost reduction plan.

                                                At December 31, 2003, the Company had $27 million of exit liabilities related to restructuring of operations.  The Company had $3 million and $9 million of cash disbursements related to these exit liabilities for the three and nine months ended September 30, 2004, respectively.

8.                                      Gain on Sale of Assets

                                                The Company recorded a gain on sale of assets of $3 million in the third quarter of 2004 for the termination of its distribution rights for flexible intermediate bulk containers.  The net sales and operating profit for this business in 2004 prior to disposal were $28 million and $1 million, respectively.  The net sales and operating profit for this business for the year ended December 31, 2003 were $36 million and $1 million, respectively.  This business was part of the Consumer Packaging segment.

9.                                      Other, Net

                                                For the three and nine months ended September 30, 2004, the Company recorded foreign currency exchange losses of $19 million and $9 million, respectively, related to its operations in Canada.  For the three and nine months ended September 30, 2003, the Company recorded foreign currency exchange losses of $1 million and $37 million, respectively, related to its operations in Canada.

10.                               Long-Term Debt

                                                The Company refinanced its bank credit agreement, effective November 1, 2004 in connection with the Merger with JSC(U.S.) (see Note 19).

                                                In July 2004, the Company, through a wholly-owned subsidiary, completed an offering of $200 million of 7.375% unsecured senior notes due 2014.  The Company used the proceeds of this issuance to redeem the $185 million aggregate principal 11.5% senior notes due August 15, 2006, prepay approximately $13 million of secured Tranche B term loan outstanding under its credit agreement, and to pay fees and other expenses of approximately $2 million related to this transaction.  A gain of $1 million was recorded due to the early extinguishment of debt.

                                                In April 2004, the Company obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of March 31, 2004, and for future periods through December 31, 2004.

                                                In March 2004, the Company used $38 million of proceeds received from the Smurfit-MBI securitization program (See Note 5) primarily to prepay a portion of its outstanding Tranche C term loan.

                                                In March 2003, the Company repaid $190 million of the Tranche C term loan and $7 million of the Tranche B term loan from proceeds received from the sale of the European operations (See Note 4) and other asset sales.  A loss of $1 million was recorded due to the early extinguishment of debt.

11.                               Guarantees

                                                Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee.

                                                The Company has certain woodchip processing contracts, entered into prior to January 1, 2003, extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractor’s debt outstanding and has a security interest in the chipping equipment.  At September 30, 2004, the maximum potential amount of future payments related to these guarantees is approximately $23 million, which decreases ratably over the life of the contracts.  Proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

12.                               Employee Benefit Plans

                                                The Company participates in the SSCC sponsored noncontributory defined benefit pension plans covering substantially all employees.  The defined benefit plans of the Company are combined with defined benefit plans of JSC(U.S.).  The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.

                                                The Company’s postretirement plans provide certain health care and life insurance benefits for all salaried as well as certain hourly employees.

                                                The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended September 30,				Nine months ended September 30,

	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans

	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$10	$9	$1	$1	$31	$27	$3	$3
Interest cost	25	24	2	3	75	71	7	8
Expected return on plan assets	(24)	(21)			(71)	(63)
Amortization of prior service cost (benefit)	2	1			3	3	(1)	(1)
Amortization of net loss	6	4	1	1	18	12	2	2
Multi-employer plans	2	2			6	6

Net periodic benefit cost	$21	$19	$4	$5	$62	$56	$11	$12

                                                The Company’s 2004 expected contributions to its qualified defined benefit plans, non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2003.

                                                In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”) was enacted.  The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Under FASB Financial Staff Position (“FSP”) 106-1, issued in January 2004, related to the Act, the Company elected to defer recognizing the effects of the Act on its accumulated postretirement benefit obligation (“APBO”) and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy was issued.

                                                In May 2004, the FASB issued FSP 106-2, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act.  The Company has determined that certain of its plans are actuarially equivalent to Medicare Part D and estimates the impact of the Act would reduce its APBO as of December 31, 2003 by approximately $9 million.  In accordance with FSP 106-2, the Company reduced postretirement benefit costs by $1 million in the third quarter of 2004.

13.                               Non-Consolidated Affiliates

                                                The Company has several non-consolidated affiliates that are engaged in paper and packaging operations that are accounted for under the equity method.

                                                Prior to the Company’s acquisition of the remaining 50% interest from JS Group on March 31, 2003, (See Note 4),  Smurfit-MBI was accounted for as an equity affiliate and, as such, is included in the 2003 summarized financial information below.  Smurfit-MBI had net sales of $110 million for the three months ended March 31, 2003.

                                                In July 2004, the Company acquired the remaining 51% interest of an affiliate for $1 million.  In connection with this acquisition, the Company wrote-off receivables due from the affiliate of $5 million.  The allowance for doubtful accounts was also reduced as the receivables due from the affiliate were reserved for in prior years.

                                                Combined summarized financial information for all of the Company’s non-consolidated affiliates that are accounted for under the equity method of accounting is as follows:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Results of operations
Net sales	$66	$58	$192	$269
Cost of sales	55	52	162	238
Income before income taxes, minority interest and extraordinary charges	3	1	8	11
Net income	2	1	5	11

14.                               Derivative Instruments and Hedging Activities

                                                SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires that all derivatives be recorded on the consolidated balance sheets at fair value.  Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income (“OCI”) until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

                                                The Company’s derivative instruments and hedging activities relate to minimizing exposure to fluctuations in the price of commodities used and sold in its operations and the movement in foreign currency exchange rates and are designated as cash flow hedges.

Commodity Futures Contracts

                                                The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas.  The objective is to fix or cap the price of a portion of the Company’s forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item.  As of September 30, 2004, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately 2 years.  For the three and nine months ended September 30, 2004, the Company reclassified an immaterial amount from OCI to cost of goods sold when the hedged items were recognized.  For the three and nine months ended September 30, 2003, the Company reclassified an immaterial amount and a $1 million gain (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.

                                                The fair value of the Company’s futures contracts at September 30, 2004 is a $7 million gain included in other current assets.  For the three and nine months ended September 30, 2004, the Company recorded gains of $3 million and $2 million, respectively, in cost of goods sold related to the settlement and the change in fair value of natural gas futures contracts not qualifying for hedge accounting.  For the three and nine months ended September 30, 2003, the Company recorded losses of $2 million and $3 million, respectively, in cost of goods sold related to the settlement and the change in fair value of natural gas futures contracts not qualifying for hedge accounting.

Foreign Currency Forward Contracts

                                                The Company enters into foreign currency forward contracts with financial institutions to purchase Canadian dollars, primarily to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of one year or less. The fair value of the Company’s foreign currency forward contracts at September 30, 2004 is a $6 million gain included in other current assets.  The change in fair value of these contracts is recorded in OCI until the underlying transaction is recorded. For the three and nine months ended September 30, 2004, the Company recorded an immaterial amount in cost of goods related to the foreign currency forward contracts.  For the three and nine months ended September 30, 2003, the Company recorded a $9 million gain (net of tax) in cost of goods related to the foreign currency forward contracts.

                                                The cumulative deferred hedge gain on all commodity and foreign currency contracts is $3 million (net of tax) at September 30, 2004.   The Company expects to reclassify $2 million (net of tax) into cost of goods sold during the remainder of 2004.

15.                               Income Taxes

                                                In the second quarter of 2003, the Company recorded an income tax benefit of $6 million related to the resolution of certain prior year tax matters.

16.                               Comprehensive Income (Loss)

                                                Comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net income (loss)	$20	$(57)	$(32)	$(90)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	2	3	2	10
Net hedging gain reclassified into earnings		(9)		(10)
Foreign currency translation adjustment	1			25

Comprehensive income (loss)	$23	$(63)	$(30)	$(65)

17.                               Business Segment Information

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

                                                The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 10-K.  Intersegment sales and transfers are recorded at market prices.

                                                The Company’s reportable segments are strategic business units that offer different products.  The reportable segments are each managed separately because they manufacture distinct products.  Other includes corporate related items and one non-reportable segment, International.  Corporate related items include expenses not allocated to reportable segments including corporate expenses, restructuring charges, non-cash foreign currency gains or losses and interest expense.

                                                A summary by business segment follows:

	Container- board & Corrugated Containers	Consumer Packaging	Other	Total

Three months ended September 30,
2004
Revenues from external customers	$1,289	$161	$14	$1,464
Intersegment revenues	25			25
Segment profit (loss)	103	8	(82)	29

2003
Revenues from external customers	$1,113	$157	$3	$1,273
Intersegment revenues	26			26
Segment profit (loss)	38	12	(140)	(90)

Nine months ended September 30,
2004
Revenues from external customers	$3,590	$481	$19	$4,090
Intersegment revenues	73			73
Segment profit (loss)	138	27	(225)	(60)

2003
Revenues from external customers	$3,321	$470	$6	$3,797
Intersegment revenues	70			70
Segment profit (loss)	124	29	(318)	(165)

18.                               Contingencies

                                                In November 2003, the Company reached an agreement to settle the antitrust class action cases pending against the Company, which were based on allegations of a conspiracy among containerboard manufacturers in 1993-95.  The Company will make aggregate settlement payments of $56.5 million, one-half of which was paid in December 2003 and the remainder of which will be paid in January 2005.  All of the other defendants have also entered into agreements to settle these class actions; however, most of the defendants in the class actions continue to be defendants in twelve lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery.  The Company recorded pretax charges of $77 million in 2003 to accrue for the class action settlement and the estimated liability of the opt-out cases.  The Company believes the liability recorded for these matters was adequately reserved at September 30, 2004.

                                                The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  The Company’s relative percentage of waste deposited at these sites is less than 1%.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability reflects only the Company’s expected share after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of September 30, 2004, the Company had approximately $16 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability recorded for these matters was adequately reserved at September 30, 2004.

                                                If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company’s expected share increases, the resulting liability could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

19.                               Subsequent Events

                                                On November 1, 2004, JSCE merged with and into JSC(U.S.), with JSC(U.S.) as the surviving company, and then JSC(U.S.) merged with and into the Company, with the Company as the surviving entity, principally to consolidate debt financing activities of SSCC and its subsidiaries.  The Company was then renamed “Smurfit-Stone Container Enterprises, Inc.”.  The Company and JSC(U.S.) were wholly-owned subsidiaries of SSCC and, therefore, the historical cost basis of the acquired entity, JSC(U.S.), carried over into SSCE.  The Merger will not impact the operating activities of the merged companies, which will continue to do business as SSCC.

                                                The following table includes selected financial data of SSCE on a combined basis giving effect to the merger.

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net sales	$2,165	$1,944	$6,145	$5,809
Income (loss) before cumulative effect of accounting change	45	(59)		(65)
Net income (loss)	45	(59)		(70)

	September 30, 2004	December 31, 2003

Total assets	$10,709	$10,684
Total debt	4,788	4,807
Total equity	2,784	2,737

                                                In connection with the Merger, SSCE and its subsidiary, Smurfit-Stone Container Canada Inc. (“SSC Canada”), as borrowers, and SSCC, as guarantor, entered into a new credit agreement (the “Credit

Agreement”) on November 1, 2004.  The Credit Agreement, which refinances and replaces SSCC’s existing credit agreements in their entirety, provides for (i) a revolving credit facility of $600 million to SSCE, of which $179 million was borrowed upon the closing of the Credit Agreement, and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada, none of which was borrowed.  The revolving credit facilities include sub-limits for the issuance of letters of credit and swingline loans.  Each of these revolving credit facilities terminates on November 1, 2009.  The Credit Agreement also provides for a Tranche B term loan to SSCE in the aggregate principal amount of $975 million and a Tranche C term loan to SSC Canada in the aggregate principal amount of $300 million.  The term loans are payable in quarterly installments beginning on April 1, 2005 and ending on November 1, 2011.  In addition, the Credit Agreement provides for a deposit funded letter of credit facility to SSCE of approximately $122 million that terminates on November 1, 2010.

                                                The obligations of SSCE under the Credit Agreement are unconditionally guaranteed by SSCC and the material U.S. subsidiaries of SSCE.  The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by SSCC, SSCE, the material U.S. subsidiaries of SSCE and the material Canadian subsidiaries of SSC Canada.  The obligations of SSCE under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSCC, SSCE and the material U.S. subsidiaries of SSCE, by a pledge of all of the capital stock of SSCE and the material U.S. subsidiaries of SSCE and by a pledge of 65% of the capital stock of SSC Canada that is directly owned by SSCE.  The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secure SSCE’s obligations under the Credit Agreement.

                                                The Credit Agreement contains various covenants and restrictions including, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants.  The Credit Agreement also requires prepayments if the Company has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or incurrence of certain indebtedness.

                                                SSCE also entered into two supplemental indentures pursuant to which SSCE assumed the obligations of JSC(U.S.) with respect to $700 million in aggregate principal amount of JSC(U.S.)’s 8.25% Senior Notes due October 1, 2012 and $300 million in aggregate principal amount of JSC(U.S.)’s 7.50% Senior Notes due June 1, 2013.

                                                SSCE used the proceeds of the Credit Agreement along with $19 million of available cash to repay all outstanding obligations under the existing credit facilities, consisting of approximately $1,013 million of Tranche B term loans, $120 million of a Tranche C Canadian term loan and $329 million under the existing revolving credit facilities, and to pay fees and other expenses of approximately $11 million related to this transaction.  A loss of $12 million will be recorded during the fourth quarter of 2004 due to the early extinguishment of debt.

ITEM 2.                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

                                                Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Enterprise, Inc. (formerly Stone Container Corporation) or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties.  There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control.  These factors, risks and uncertainties include the following:

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

RESULTS OF OPERATIONS

Overview

                                                We had net income of $20 million for the third quarter of 2004. Net sales increased 8.4% compared to the second quarter of 2004 and 15.0% compared to the third quarter of 2003. The results for the third quarter mark our return to profitability, reflecting solid improvement in our core business, the Containerboard and Corrugated Containers segment. Profits of our Containerboard and Corrugated Containers segment more than doubled compared to both the second quarter of 2004 and the third quarter of 2003. Pricing of our containerboard and corrugated container products has increased, operating rates of our paper mills have improved and costs were flat compared to the second quarter of 2004. In addition, containerboard shipments were up strongly as a result of the higher demand. Business fundamentals are strong and inventories remain at relatively low levels as we begin the fourth quarter.

                                                Our results improved sequentially each quarter this year, from a net loss of $45 million in the first quarter, to a net loss of $7 million for the second quarter and to a net profit of $20 million in the third quarter. For the nine months ended September 30, 2004, we had a net loss of $32 million. This compares to a net loss of $90 million for the same period in 2003. The loss for the nine months ended September 30, 2003 was negatively impacted by litigation charges and settlements totaling $66 million. Net sales for the year-to-date period increased 7.7% compared to last year.

                                                On November 1, 2004, we were re-named “Smurfit-Stone Container Enterprises, Inc.” (SSCE) in connection with the merger of Jefferson Smurfit Corporation (U.S.) (JSC(U.S.)) with and into us (Merger). See Note 19 of the Notes to Consolidated Financial Statements.

Third Quarter 2004 Compared to Third Quarter 2003

	Three months ended September 30,

	2004		2003

(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard and corrugated containers	$1,289	$103	$1,113	$38
Consumer packaging	161	8	157	12
Other operations	14	1	3

Total segment operations	$1,464	112	$1,273	50

Restructuring charges				(2)
Gain (loss) on sale of assets		3
Interest expense, net		(60)		(58)
Gain from early extinguishment of debt		1
Non-cash foreign currency exchange losses		(19)		(1)
Litigation charges and settlements				(67)
Corporate expenses and other (1)		(8)		(12)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change		$29		$(90)

(1)                                  Amounts include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

                                                The increase in net sales was due primarily to higher prices and shipments for the Containerboard and Corrugated Containers segment. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total

Sales price and product mix	$99	$(1)	$6	$104
Sales volume	77	5	5	87

Total	$176	$4	$11	$191

                                                Cost of goods sold increased from $1,118 million in 2003 to $1,250 million in 2004 due primarily to higher product shipments ($74 million) and higher costs for reclaimed fiber ($8 million) and wood fiber ($5 million). Cost of goods sold as a percent of net sales decreased from 87.8% in 2003 to 85.4% in 2004 due primarily to the higher average sales prices.

                                                Selling and administrative expense decreased $74 million compared to last year. The expense in 2003 was negatively impacted by litigation charges and settlements of $67 million. Selling and administrative expense as a percent of net sales decreased from 14.5% in 2003 to 7.6% in 2004.

                                                We recorded a gain on sale of assets of $3 million in the three and nine month periods ended September 30, 2004, for the termination of our distribution rights for  flexible intermediate bulk containers. Net sales for this business, which was part of our Consumer Packaging segment, were $36 million for the year ended December 31, 2003 and $28 million in 2004 prior to the sale.

                                                Interest expense was $60 million in 2004, an increase of $2 million compared to 2003.  The increase was primarily due to higher average borrowings ($2 million). Our overall average effective interest rate in 2004 was comparable to 2003.

                                                Other, net for 2004 included non-cash foreign currency exchange losses of $19 million compared to $1 million in 2003.

                                                The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes and cumulative effect of accounting change due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

                                                Net sales increased 15.8% compared to last year as a result of higher prices and shipments. Demand for corrugated containers and containerboard was strong in the third quarter enabling us to implement our second containerboard price increase of the year. The related corrugated container price increase announced to our customers was implemented by the end of the third quarter. Third quarter average domestic linerboard prices increased approximately 15% compared to the second quarter and approximately 17% compared to the third quarter of 2003. Our average selling price for corrugated containers was up approximately 5% compared to the third quarter of 2003. Corrugated container shipments increased 2.0% compared to last year. Third quarter sales prices for our market pulp increased approximately 3%.

                                                Our containerboard mills operated at 96.2% of capacity in the 2004 period, with production increasing 10.9% compared to last year. Production of solid bleached sulfate (SBS) increased by 3.8% and market pulp increased by 25.5%, due in part to timing of maintenance shutdowns. Mill production was negatively impacted by severe weather conditions in the Southeastern U.S. in the third quarter of this year and last year. The storms this year have left the Southeastern U.S. woodlands in poor condition, making harvesting more expensive. These effects will be felt in the fourth quarter of 2004, negatively impacting the cost of transportation and wood fiber.

                                                Profits increased by $65 million due primarily to the higher average sales prices, improvements in our mill operating rates and savings from our restructuring activities announced in the fourth quarter of 2003.

Consumer Packaging Segment

                                                Net sales increased in 2004 by 2.5% primarily as a result of higher volume for our flexible and specialty packaging products. Prices of flexible packaging were higher, but third quarter prices for multiwall bags were lower due primarily to changes in our product mix.

                                                Profits decreased by $4 million as a result of  the lower average sales prices for multiwall bags, higher employee benefits and the impact of a fire at the Salt Lake City bag facility ($2 million) .

Nine Months 2004 Compared to Nine Months 2003

	Nine months ended September 30,

	2004		2003

(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard and corrugated containers	$3,590	$138	$3,321	$124
Consumer packaging	481	27	470	29
Other operations	19	2	6

Total segment operations	$4,090	167	$3,797	153

Restructuring charges		(10)		(4)
Gain (loss) on sale of assets		3		(2)
Interest expense, net		(178)		(178)
Gain (loss) from early extinguishment of debt		1		(1)
Non-cash foreign currency exchange losses		(9)		(38)
Litigation charges and settlements, net				(66)
Corporate expenses and other		(34)		(29)

Loss from continuing operations before income taxes and cumulative effect of accounting change		$(60)		$(165)

                                                Net sales increased due primarily to our acquisition of the remaining 50% of Smurfit-MBI on March 31, 2003, higher corrugated containers sales volume and higher pricing for containerboard. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total

Sales price and product mix	$52	$(4)	$7	$55
Sales volume	98	15	6	119
Smurfit-MBI acquisition	119			119

Total	$269	$11	$13	$293

                                                Cost of goods sold increased from $3,326 million in 2003 to $3,619 million in 2004 due primarily to the acquisition of Smurfit-MBI ($111 million), higher product shipments ($105 million) and higher costs for reclaimed fiber ($19 million) and wood fiber ($19 million). Cost of goods sold as a percent of net sales increased from 87.6% in 2003 to 88.5% in 2004 due primarily to the higher reclaimed fiber and wood fiber costs.

                                                Selling and administrative expense decreased $78 million compared to last year. The expense in 2003 included litigation charges and settlements of $66 million. Selling and administrative expense as a percent of net sales decreased from 11.0% in 2003 to 8.3% in 2004.

                                                We recorded restructuring charges of $10 million in 2004 related to the closure of three converting facilities and the exit from our Indonesian operation. The assets of these facilities were adjusted to the estimated net realizable value resulting in a $5 million non-cash write-down. The remaining charges were primarily for severance and benefits resulting from approximately 435 employees being terminated.

                                                The 2004 restructuring activities are a continuation of Smurfit-Stone’s restructuring strategy announced in the fourth quarter of 2003 to rationalize operations and cut costs in response to expected future market conditions. This rationalization process, when completed, is expected to result in annual savings of approximately $140 million, a portion of which will be realized by us.  Smurfit-Stone has achieved the planned reduction of 1,400 positions in its workforce and, for the nine months ended September 30, 2004, has realized approximately $122 million in savings from the headcount reductions, reduced fixed costs and process improvements.

                                                Interest expense, net for 2004 was comparable to 2003.

                                                Other, net for 2004 included non-cash foreign currency exchange losses of $9 million compared to losses of $38 million in 2003.

                                                Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

                                                Net sales increased 8.1% compared to last year. The increase resulted primarily from higher corrugated container shipments, due in part to the acquisition of Smurfit-MBI, and higher sales prices.  Corrugated container prices, which declined steadily in 2003 and the first part of 2004, have increased since their low point in April 2004. For the year-to-date period, average North American corrugated container prices were flat, while average domestic linerboard prices were higher by approximately 2% compared to last year. Market pulp prices were approximately 5% higher than last year. Shipments of corrugated containers increased 2.2% compared to 2003, exclusive of the Smurfit-MBI acquisition. The increase in corrugated container shipments was negatively impacted by the shutdown of five converting facilities since January 2003.

                                                Containerboard production increased by 3.0% compared to 2003. Our containerboard mills operated at an average rate of 95.2% of capacity in 2004, as compared to 89.4% in 2003. Production of market pulp increased 11.7%, while kraft paper declined 5.2%. Production of SBS decreased by 11.0% due primarily to the timing of maintenance shutdowns

                                                Profits increased by $14 million due primarily to the higher average sales prices, improvements in our mill operating rates and savings from our restructuring activities announced in the fourth quarter of 2003. The improvements were partially offset by higher costs of wood fiber ($19 million), reclaimed fiber ($19 million) and employee benefits.

Consumer Packaging Segment

                                                Net sales increased in 2004 by 2.3% primarily as a result of higher volume for our multiwall, flexible and specialty packaging products. Prices of flexible packaging were higher, but prices for multiwall bags were lower due primarily to changes in our product mix.

                                                Profits decreased by $2 million as a result of the lower average sales prices for multiwall bags, higher employee benefits and the impact of the fire at the Salt Lake City bag facility ($2 million). Profits were favorably impacted by benefits from cost control efforts implemented since the fourth quarter of 2003.

Statistical Data

	Three months ended September 30,		Nine months ended September 30,

(In thousands of tons, except as noted)	2004	2003	2004	2003

Mill production
Containerboard	1,371	1,236	3,987	3,870
Kraft paper	54	75	200	211
Market pulp	138	110	412	369
Solid bleached sulfate	27	26	73	82
Corrugated containers sold (billion sq. ft.)	14.5	14.2	42.6	40.7
Multiwall bags sold (million bags)	295	292	868	859

LIQUIDITY AND CAPITAL RESOURCES

                                                The following table summarizes our cash flows for the nine months ended September 30,:

(In millions)	2004	2003

Net cash provided by (used for):
Operating activities	$35	$115
Investing activities	(68)	119
Financing activities	32	(215)
Effect of exchange rate changes on cash		(2)

Net increase (decrease) in cash	$(1)	$17

Net Cash Provided By Operating Activities

                                                Net cash provided by operating activities for the nine months ended September 30, 2004 decreased $80 million compared to 2003 due primarily to higher working capital levels. Working capital increased $86 million in the first nine months of 2004. The improvement in our results compared to last year partially offset the increase in working capital. The higher level of working capital in 2004 was primarily the result of increases in accounts receivable, which was impacted by higher product pricing, and inventories.

Net Cash Provided By (Used For) Investing Activities

                                                Net cash used for investing activities was $68 million for the nine months ended September 30, 2004. The 2003 period included approximately $189 million of cash received related to the exchange transactions with Jefferson Smurfit Group (see Note 4 of the Notes to Consolidated Financial Statements). Expenditures for property, plant and equipment were $83 million as compared to $85 million last year. The $83 million expended for property, plant and equipment in 2004 included $24 million for environmental projects and $59 million for upgrades, modernization and expansion.

Net Cash Provided By (Used For) Financing Activities

                                                Net cash provided by financing activities for the nine months ended September 30, 2004, of $32 million included proceeds from long-term debt of $200 million, which was used for net debt payments of $164 million and to fund net cash used by investing activities.

                                                On March 30, 2004, we used $38 million of proceeds received from the Smurfit-MBI securitization program primarily to prepay a portion of our Tranche C term loan. See “Off-Balance Sheet Arrangement” below.

                                                On April 21, 2004, we obtained amendments from our lender groups easing certain financial covenant requirements under our bank credit agreements as of March 31, 2004, and for future periods through December 31, 2004.

                                                On July 20, 2004, Stone Container Finance Company of Canada II, a wholly-owned subsidiary of ours, issued $200 million of 7.375% unsecured senior notes due 2014. The proceeds were used to redeem at par the $185 million outstanding aggregate principal amount of 11.5% senior notes due August 15, 2006, prepay approximately $13 million of outstanding Tranche B term loan under the Stone Container credit facility and pay approximately $2 million of fees and expenses related to the transaction. We commenced a registered exchange offer for the notes on October 19, 2004. However, if by April 16, 2005, we do not consummate the registered exchange offer for the notes or cause resales of the notes to be declared effective, the interest rate on the new notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or a resale registration statement is declared effective. We will not receive any proceeds from the exchange offer.

                                                On November 1, 2004, JSCE, Inc. merged with and into JSC(U.S.), with JSC(U.S.) as the surviving entity. JSC(U.S.) then merged into us principally to simplify and consolidate debt financing activities of Smurfit-Stone and its subsidiaries.  We were then renamed Smurfit-Stone Container Enterprises, Inc.  We and JSC(U.S.) were wholly-owned subsidiaries of Smurfit-Stone  and, therefore, the historical cost basis of the acquired entity, JSC(U.S.), carried over into us. The Merger will not impact the operating activities of the merged companies, which will continue to do business as Smurfit-Stone Container Corporation.

                                                In connection with the Merger, we and our subsidiary, Smurfit-Stone Container Canada Inc. (SSC Canada), as borrowers, and Smurfit-Stone, as guarantor, entered into a new credit agreement (Credit Agreement) on November 1, 2004.  The Credit Agreement, which refinances and replaces Smurfit-Stone’s existing credit agreements in their entirety, provides for (i) a revolving credit facility of $600 million to SSCE, of which $179 million was borrowed upon the closing of the Credit agreement, and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada, none of which was borrowed. The revolving credit facilities include sub-limits for the issuance of letters of credit and swingline loans. Each of these revolving credit facilities terminates on November 1, 2009.  The Credit Agreement also provides for a Tranche B term loan to us in the aggregate principal amount of $975 million and a Tranche C term loan to SSC Canada in the aggregate principal amount of $300 million.  The credit facilities bear interest at rates selected at our option, equal to LIBOR plus 2.25% or alternate base rate (ABR) plus 1.25%, in the case of the revolving credit facilities and LIBOR plus 2.00% or ABR plus 1.00%, in the case of the term loan facilities.  The term loans are payable in quarterly installments beginning on April 1, 2005 and ending on November 1, 2011.  In addition, the Credit Agreement provides for a deposit funded letter of credit facility to us of approximately $122 million that terminates on November 1, 2010.

                                                Our obligations under the Credit Agreement are unconditionally guaranteed by Smurfit-Stone and our material U.S. subsidiaries. The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by Smurfit-Stone, us, our material U.S. subsidiaries and the material Canadian subsidiaries of SSC Canada.  Obligations under the Credit Agreement are secured by a security interest in substantially all of our assets and properties and those of Smurfit-Stone and our material U.S. subsidiaries, by a pledge of all of our capital stock and our material U.S. subsidiaries and by a pledge of 65% of the capital stock of SSC Canada that is directly owned by us.The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secure our obligations under the Credit Agreement.

                                                The Credit Agreement contains various covenants and restrictions including, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants.  The Credit Agreement also requires prepayments if we have excess cash flows, as defined, or receive proceeds from certain asset sales, insurance or incurrence of certain indebtedness.

                                                We also entered into two supplemental indentures pursuant to which we assumed the obligations of JSC(U.S.) with respect to $700 million in aggregate principal amount of JSC(U.S.)’s 8.25% Senior Notes due October 1, 2012 and $300 million in aggregate principal amount of JSC(U.S.)’s 7.50% Senior Notes due June 1, 2013.

                                                We used the proceeds of the Credit Agreement along with $19 million of available cash to  repay all outstanding obligations under the existing credit agreements, consisting of approximately $1,013 million of Tranche B term loans, $120 million of a Tranche C Canadian term loan and $329 million under the existing revolving credit facilities, and to pay fees and other expenses of approximately $11 million related to this transaction.

Future Cash Flows

                                                After giving effect to the Merger and the new bank credit facilities, scheduled debt maturities, including capital lease payments, for the remainder of 2004 and 2005 are $199 million and $18 million, respectively. Scheduled debt maturities include the JSC(U.S.) Accounts Receivable Securitization Program (JSC(U.S.) Securitization Program), which matures in December 2004. The JSC(U.S.) Securitization Program had an outstanding balance of $197 million at November 1, 2004.

                                                We expect to finalize a new five-year accounts receivable securitization program for up to $500 million in November 2004, to replace the JSC(U.S.) Securitization Program and our existing accounts receivable securitization program.  Under the new program, we will sell our accounts receivable, without recourse, on an ongoing basis to Stone Receivables Corporation (SRC), a wholly-owned non-consolidated subsidiary of ours and a qualified special-purpose entity under the provisions of Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Accordingly, accounts receivable sold to SRC for which we do not retain an interest, will not be included in our consolidated balance sheets.

                                                As of September 30, 2004, we had authorized commitments for capital expenditures of approximately $124 million and JSC(U.S.) had $71 million. On a combined basis, we and JSC(U.S.) intend to hold capital expenditures for 2004 to approximately $225 million.

                                                As described in our annual report on Form 10-K for the year ended December 31, 2003 (2003 10-K), our operations, as well as the operations of JSC(U.S.) are subject to extensive environmental regulation by federal, state and local authorities.  The United States Environmental Protection Agency (EPA) has finalized its comprehensive rule governing air emissions (Maximum Achievable Control Technology (MACT)) and water discharges from the pulp, paper and paperboard industry, known as the “Cluster Rule.”  In recent years, we have completed projects to achieve compliance with the various portions of the Cluster Rule.  Based on currently available information, Smurfit-Stone estimates that its remaining aggregate compliance cost of the Cluster Rule will be approximately $75 million ($57 million for us and $18 million for JSC(U.S.)), of which approximately $25 million will be spent in 2004 and the remainder in 2005. In addition, the EPA has promulgated regulations limiting hazardous air pollutants from industrial boilers (Boiler MACT).  Smurfit-Stone’s estimate of the aggregate compliance cost of Boiler MACT will require spending approximately $95 million, the majority of which will be spent in 2005 and 2006.

                                                We and JSC(U.S.) recorded restructuring charges in 2004 of $10 million and $7 million, respectively, which included $5 million and $5 million, respectively, for exit liabilities. The exit liabilities were principally for severance cost. During the nine months ended September 30, 2004, we incurred cash expenditures of $5 million and JSC(U.S.) incurred $3 million for these exit liabilities. The remaining exit liabilities will be paid in the fourth quarter of 2004.

                                                At December 31, 2003, we had $27 million of exit liabilities related to our share of Smurfit-Stone’s restructuring activities and JSC(U.S.) had $24 million. During the nine months ended September 30, 2004, we incurred cash expenditures of $9 million and JSC(U.S.) incurred $9 million for these exit liabilities. The remaining cash expenditures in connection with the restructuring activities will continue to be funded through operations as originally planned.

                                                As of December 31, 2003, our pension obligations exceeded the fair value of pension plan assets by $545 million and JSC(U.S.)’s pension obligations exceeded the fair value of its pension plan assets by $335 million. For the nine months ended September 30, 2004, we contributed $81 million and JSC(U.S.) contributed $68 million to the Smurfit-Stone pension plans. We and JSC(U.S.), on a combined basis, expect to contribute a total of approximately $170 million in 2004. Future contributions to our pension and other postretirement plans will be dependent upon future changes in discount rates and the earnings performance of our plan assets.

                                                We expect our profitability and cash flow from operations to continue improving for the remainder of 2004. As of November 1, 2004, after giving effect to the Merger and the new Credit Agreement, we have unused borrowing capacity of $462 million. We expect these cash sources and our anticipated financing activities will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, the litigation settlement, severance costs and other rationalization expenditures, expenditures related to environmental compliance and other capital expenditures.

OFF-BALANCE SHEET ARRANGEMENT

                                                On March 30, 2004, we, through Smurfit-MBI, entered into an accounts receivable securitization program whereby we sell, without recourse, on an ongoing basis, certain of our Canadian accounts receivable to a trust in which we hold a variable interest, but are not the primary beneficiary.  Accordingly, accounts receivable sold to the trust, for which we did not retain an interest, are not included in our consolidated balance sheet. At September 30, 2004, $67 million of accounts receivable had been sold under the program, of which $24 million were retained by us as a subordinated interest and recorded in accounts receivable in the accompanying consolidated balance sheet. The investors and securitization trust have no recourse to our other assets, except for our subordinated interest, for failure of debtors to pay when due.

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

Commodity Price Risk

                                                We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of September 30, 2004, we had monthly futures contracts to hedge up to 55% of our expected natural gas requirements through December 2005. Our objective is to fix or cap the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. See Note 14 of the Notes to Consolidated Financial Statements.

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

                                                The Canadian dollar, as of September 30, 2004 compared to December 31, 2003, strengthened against the U.S. dollar by 2.2%. We recognized non-cash foreign currency exchange losses of $9 million for the nine months ended September 30, 2004 and losses of $38 million last year due to the stronger Canadian dollar.

                                                We periodically enter into foreign exchange forward contracts with financial institutions to purchase Canadian dollars in order to protect against currency exchange risk associated with expected future cash flows. Contracts typically have maturities of approximately one year. As of September 30, 2004, we had Canadian dollar forward purchase contracts to hedge substantially all of our requirements for the months of September 2004 through March 2005 and approximately 70% for the month of April 2005. Cost of goods sold includes the impact of the forward purchase contracts that expired in the nine months ended September 30, 2004. See Note 14 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

                                                Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect Stone Container from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at September 30, 2004.

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

Changes in Internal Control

                                                We completed the implementation of a new company-wide financial system in September 2004. The new financial system is an integrated financial accounting and reporting system for all of  our North American facilities. Its functional areas include general ledger, accounts receivable, accounts payable, fixed assets and financial reporting. The new system was implemented in order to provide us with one common financial accounting and reporting system, thereby making the financial accounting and reporting process more efficient. We are also in the process of implementing a time management system designed to eliminate manual tracking and recording of labor expenses. As a result of these implementations, we have updated our internal controls to ensure a continuing effective control environment remains in place, including proper approval of transactions, segregation of duties and appropriate integration and reconciliation processes under the new financial and time management systems. There have not been any other changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 5.                             OTHER INFORMATION

None

ITEM 6.                             EXHIBITS

                                                                        The following exhibits are included in this Form 10-Q:

                           31.1                        Certification Pursuant to Rules 13a–14 and 15d–14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                           31.2                        Certification Pursuant to Rules 13a–14 and 15d–14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
(Registrant)

Date: November 8, 2004	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Vice President and
Corporate Controller
(Principal Accounting Officer)