Form 10-Q
period 2005-09-30
SMURFIT-STONE CONTAINER ENTERPRISES INC
filed 2005-11-07
CIK 94610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2005

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 3, 2005, the registrant had outstanding 770 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted thereby.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Net sales	$2,103	$2,165	$6,349	$6,145
Costs and expenses
Cost of goods sold	1,866	1,829	5,565	5,361
Selling and administrative expenses	188	190	577	581
Restructuring charges	293		297	17
Loss (gain) on sale of assets	1	(3)	1	(3)
Income (loss) from operations	(245)	149	(91)	189
Other income (expense)
Interest expense, net	(88)	(87)	(261)	(258)
Interest income from SSCC		21		62
Gain on early extinguishment of debt		1		1
Other, net	(18)	(17)	(20)	(5)
Income (loss) before income taxes	(351)	67	(372)	(11)
Benefit from (provision for) income taxes	125	(22)	134	11
Net income (loss)	$(226)	$45	$(238)	$

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions, except share data)	2005	2004
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$5	$6
Receivables, less allowances of $9 in 2005 and $12 in 2004	280	254
Retained interest in receivables sold	122	158
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	255	265
Materials and supplies	492	521
	747	786
Deferred income taxes	152	142
Prepaid expenses and other current assets	115	60
Total current assets	1,421	1,406
Net property, plant and equipment	4,276	4,638
Timberland, less timber depletion	44	44
Goodwill	3,309	3,301
Other assets	335	336
	$9,385	$9,725
Liabilities and Stockholder’s Equity

Current liabilities
Current maturities of long-term debt	$27	$19
Accounts payable	629	604
Accrued compensation and payroll taxes	187	191
Interest payable	78	95
Other current liabilities	176	207
Total current liabilities	1,097	1,116
Long-term debt, less current maturities	4,516	4,479
Other long-term liabilities	1,016	1,048
Deferred income taxes	839	966
Stockholder’s equity
Common stock, par value $.01 per share; 1,000 shares authorized, 770 issued and outstanding in 2005 and 2004, respectively
Additional paid-in capital	3,600	3,587
Retained earnings (deficit)	(1,401)	(1,157)
Accumulated other comprehensive income (loss)	(282)	(314)
Total stockholder’s equity	1,917	2,116
	$9,385	$9,725

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, (In millions)	2005	2004
Cash flows from operating activities
Net loss	$(238)	$
Adjustments to reconcile net loss to net cash provided by operating activities
Gain from early extinguishment of debt		(1)
Depreciation, depletion and amortization	308	313
Amortization of deferred debt issuance costs	7	9
Deferred income taxes	(159)	(24)
Pension and postretirement benefits	(33)	(50)
Non-cash restructuring charges	261	7
Non-cash foreign currency losses	12	9
Non-cash interest income from SSCC		(62)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	9	(107)
Inventories	25	(41)
Prepaid expenses and other current assets	1	(16)
Accounts payable and accrued liabilities	(12)	82
Interest payable	(16)	(21)
Other, net	(3)	(3)
Net cash provided by operating activities	162	95
Cash flows from investing activities
Expenditures for property, plant and equipment	(201)	(139)
Proceeds from property and timberland disposals and sale of businesses	7	20
Payments on acquisitions	(5)
Notes receivable from SSCC		7
Net cash used for investing activities	(199)	(112)
Cash flows from financing activities
Proceeds from long-term debt	72	200
Net repayments of debt	(29)	(243)
Net borrowings under accounts receivable securitization program		20
Dividends paid	(6)	(6)
Capital contribution from SSCC	1	50
Deferred debt issuance costs	(2)	(4)
Net cash provided by financing activities	36	17
Decrease in cash and cash equivalents	(1)
Cash and cash equivalents
Beginning of period	6	12
End of period	$5	$12

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

Reconciliations of net sales and net income (loss) previously reported by Stone and JSCE to amounts reported in the SSCE consolidated statements of operations are as follows:

	Three months ended September 30, 2004		Nine months ended September 30, 2004
	Net Sales	Net Income	Net Sales	Net Income (Loss)

Stone	$1,464	$20	$4,090	$(32)
JSCE	1,004	25	2,869	32
Eliminations	(303)		(814)
SSCE	$2,165	$45	$6,145	$

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(226)	$45	$(238)	$
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2	1	5	4
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(4)	(3)	(10)	(10)

Pro forma net income (loss)	$(228)	$43	$(243)	$(6)

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

4.     Restructuring and Exit Liabilities

For the nine months ended September 30, 2005, the Company recorded $297 million of restructuring charges, including total non-cash charges of $261 million.

The Company is engaged in a strategic reassessment of its operations.  As the first step in this process and in order to better align the Company’s production capacity with market conditions and demand, during the third quarter of 2005, the Company permanently closed the New Richmond, Quebec linerboard mill, the Bathurst, New Brunswick medium mill and the previously idled No. 2 paper machine at the Fernandina

Beach, Florida linerboard mill.  The Company’s containerboard manufacturing capacity was reduced by approximately 700,000 tons, or 8.5% as a result of these closures.  In addition, the Company initiated a plan to exit its investment in the Groveton, New Hampshire medium mill and exited its investment in the Las Vegas, Nevada converting facility.  The Company recorded $293 million of restructuring charges, including non-cash charges of $256 million related to the write down of assets, primarily fixed assets, to estimated net realizable value and $3 million related to a pension curtailment non-cash charge for terminated employees.  The remaining charges were primarily for severance, benefits and post-closure environmental costs.  These shutdowns resulted in approximately 565 employees being terminated.  Additional charges of up to $10 million will be recorded in future periods for related pension costs.

The Company recorded restructuring charges of zero and $17 million for the three and nine months ended September 30, 2004, respectively, related to the closure of seven converting facilities and exit from its Indonesian operations.

At December 31, 2004, the Company had $33 million of accrued exit liabilities related to the restructuring of operations.  For the three and nine months ended September 30, 2005, the Company had $2 million and $11 million, respectively, of cash disbursements related to these exit liabilities.  In addition, for the three and nine months ended September 30, 2005, the Company had $6 million of cash disbursements related to exit liabilities established during 2005.

5.     Gain on Sale of Assets

The Company recorded a gain on sale of assets of $3 million in the third quarter of 2004 for the termination of its distribution rights for flexible intermediate bulk containers.  The net sales and operating profit for this business in 2004 prior to disposal were $28 million and $1 million, respectively.  This business was part of the Consumer Packaging segment.

6.     Other, Net

For the three and nine months ended September 30, 2005, the Company recorded non-cash foreign currency exchange losses of $16 million and $12 million, respectively, related to its operations in Canada.  For the three and nine months ended September 30, 2004, the Company recorded non-cash foreign currency exchange losses of $19 million and $9 million, respectively, related to its operations in Canada.

7.  Accounts Receivable Securitization Programs

At September 30, 2005 and December 31, 2004, $626 million and $624 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the Company retained a subordinated interest.  The off-balance sheet Stone Receivables Corporation debt and funding received from the Canadian accounts receivable program totaled $492 million and $451 million, respectively, as of those dates.

8.  Long-Term Debt

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

On October 5, 2005, the Company and its lending group entered into an amendment to the Credit Agreement to increase the Consolidated Senior Secured Leverage Ratio for the period ending September 30, 2005.  The other material terms of the Credit Agreement, including interest rate, security, and final maturity, remained the same as under the original Credit Agreement.

Subsequent to obtaining the amendment, the Company determined that it was in compliance with all of the original financial covenants contained in the Credit Agreement at September 30, 2005.  However, the Company anticipates that its operating performance in the fourth quarter of 2005 will likely result in the violation of certain financial covenants at December 31, 2005.  As a result, during the fourth quarter of 2005, the Company intends to seek an amendment to the Credit Agreement to revise certain of the financial covenants.  Although the Company believes that it will obtain such an amendment, failure to obtain the amendment would result in a default under the Credit Agreement if the Company violates any of the financial covenants, which could result in a material adverse impact on the Company’s financial condition.

9.  Guarantees

The Company has certain wood chip processing contracts extending from 2010 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At September 30, 2005, the maximum potential amount of future payments related to these guarantees was approximately $37 million and decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

10.  Employee Benefit Plans

The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees.  The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.

The Company’s postretirement plans provide certain health care and life insurance benefits for all salaried as well as certain hourly employees.

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended September 30,				Nine months ended September 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$20	$17	$2	$2	$61	$53	$6	$5
Interest cost	47	45	4	4	142	136	11	12
Expected return on plan assets	(52)	(48)			(157)	(144)
Amortization of prior service cost (benefit)	2	4	(1)		7	8	(2)	(1)
Amortization of net loss	16	12	1	1	47	37	4	3
Curtailments	3	1			3	3
Multi-employer plans	2	2			5	6
Net periodic benefit cost	$38	$33	$6	$7	$108	$99	$19	$19

The Company’s 2005 expected contributions to its qualified defined benefit plans and benefit payments to its non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2004.

11.  Derivative Instruments and Hedging Activities

The Company’s derivative instruments used for its hedging activities are designated as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on debt.

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas.  The objective is to fix the price of a portion of the Company’s purchases of natural gas used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item.  As of September 30, 2005, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions was 27 months.  For the three and nine months ended September 30, 2005, the Company reclassified a $2 million gain (net of tax) and a $1 million gain (net of tax), respectively, from other comprehensive income (“OCI”) to cost of goods sold when the hedged items were recognized.  For the three and nine months ended September 30, 2004, the Company reclassified an immaterial amount from OCI to cost of goods sold when the hedged items were recognized.  The fair value of the Company’s commodity derivative instruments at September 30, 2005 was $73 million, of which $58 million was included in other current assets and $15 million was included in other assets.

For the three and nine months ended September 30, 2005, the Company recorded an $8 million gain (net of tax) and an $11 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.  For the three and nine months ended September 30, 2004, the Company recorded a $3 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the three and nine months ended September 30, 2005, the Company recorded a $3 million gain (net of tax) and a $2 million gain (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments related to derivative instruments not qualifying for hedge accounting.  For the three and nine months ended September 30, 2004, the Company recorded an immaterial amount in cost of goods sold on settled commodity derivative instruments related to derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of September 30, 2005, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency was 15 months.  For the three and nine months ended September 30, 2005, the Company reclassified a $1 million loss (net of tax) and a $1 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  For the three and nine months ended September 30, 2004, the Company reclassified an immaterial amount from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  The fair value of the Company’s foreign currency derivative instruments at September 30, 2005 was $9 million and was included in other current assets.  The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%.  These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans.  Additionally, the Company entered into forward starting interest rate swaps of $225 million during the second quarter of 2005 at a fixed rate of 4.75% to eliminate the variability of future interest payments for a ten year period from February 2006 through February 2016.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  For the three and nine months ended September 30, 2005, the Company reclassified an immaterial amount and a $2 million loss (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.  The fair value of the Company’s interest rate swap contracts at September 30, 2005 was $6 million, of which $1 million was included in other current assets and $5 million was included in other assets.

The cumulative deferred hedge gain on all derivative instruments was $33 million (net of tax) at September 30, 2005, including a $27 million gain (net of tax) on commodity derivative instruments, a $2 million gain (net of tax) on foreign currency derivative instruments and a $4 million gain (net of tax) on interest rate swap contracts.   The Company expects to reclassify a $23 million gain (net of tax) into cost of goods sold within the next 12 months, related to the commodity and foreign currency derivative instruments.

12.  Income Taxes

In October 2004, the American Jobs Creation Act (the “AJCA”) was signed into law.  The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  The Company has completed its evaluation of the effects of the repatriation provision and in October 2005 adopted a Domestic Reinvestment Plan to repatriate earnings of up to $500 million under this provision, and will record income taxes of up to $27 million on the amount repatriated during the fourth quarter of 2005.

13.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(226)	$45	$(238)	$
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	38	3	39	3
Net hedging gain reclassified into earnings	(1)
Foreign currency translation adjustment	(8)	1	(7)
Comprehensive income (loss)	$(197)	$49	$(206)	$3

14.  Goodwill and Other Intangible Assets

In December 2004, the Company acquired 15% of Innovative Packaging Corp. (“IPC”), a corrugated container facility in Milwaukee, Wisconsin for $13 million.  Previously, the Company owned 85% of IPC and, as a result of the acquisition, now owns 100%.  The cost to acquire the remaining 15% of IPC eliminated the Company’s minority interest liability of $1 million with the remaining balance of $12 million preliminarily allocated to intangible assets.  In June 2005, the Company completed its allocation of the purchase price resulting in the reclassification of $8 million from intangible assets to goodwill.  The remaining $4 million of intangible assets primarily represent customer relationships with lives of 12 years.  The $8 million of goodwill is reflected in the Containerboard and Corrugated Containers segment.

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

A summary by business segment follows:

	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
Three months ended September 30,
2005
Revenues from external customers	$1,572	$425	$106	$2,103
Intersegment revenues	41		76	117
Segment profit (loss)	31	25	(407)	(351)

2004
Revenues from external customers	$1,628	$426	$111	$2,165
Intersegment revenues	36		80	116
Segment profit (loss)	134	20	(87)	67

Nine months ended September 30,
2005
Revenues from external customers	$4,780	$1,243	$326	$6,349
Intersegment revenues	117		222	339
Segment profit (loss)	190	63	(625)	(372)

2004
Revenues from external customers	$4,597	$1,247	$301	$6,145
Intersegment revenues	105		227	332
Segment profit (loss)	188	64	(263)	(11)

16. Contingencies

In 2003, the Company settled the antitrust class action cases pending against the Company, which were based on allegations of a conspiracy among linerboard manufacturers from 1993 to 1995.  The Company, along with other large linerboard manufacturers, is a defendant in nine lawsuits brought on behalf of numerous companies that opted out of these class actions to seek their own recovery, eight of which have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania, and one of which has been remanded to the Kansas District Court (the “Direct Action Cases”).  The Company settled claims of certain plaintiffs in the Direct Action Cases, and made aggregate settlement payments of approximately $11 million in the second quarter of 2005 and approximately $3 million in the third quarter of 2005, which were charged against existing reserves.  The Company is vigorously defending the remaining Direct Action Cases.  While the ultimate results of the Direct Action Cases cannot be predicted with certainty, the Company believes the resolution of these cases will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

In April 2005, the United States Environmental Protection Agency (“EPA”) issued a Notice of Violation (“NOV”) and Finding of Violation (“FOV”) that alleged the Company violated the Prevention of Significant Deterioration regulations and New Source Performance Standards of the Clean Air Act in connection with the replacement of burners in a boiler at its medium mill in Ontonagon, Michigan in 1995.  Specifically, the EPA has alleged that the burner replacement project resulted in an increase of the coal burning capacity of the boiler that in turn led to increased emissions of nitrogen oxides and sulfur dioxide.  The Company believes that the burner replacement project was routine maintenance and did not increase the coal burning capacity of the boiler, and that differences in emissions resulted from permissible switching of fuels from natural gas to coal.  The Company has met with the EPA to discuss this matter, and has advised the EPA that it disagrees with the allegations and intends to contest the NOV and FOV.  Based on the information developed to date and discussion with the EPA, the Company believes the costs to resolve this matter will not be material and will not exceed established reserves.

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability reflects only the Company’s expected share after consideration of the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters.  As of September 30, 2005, the Company had approximately $31 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability recorded for these matters was adequately reserved at September 30, 2005.

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

•      disruptions of transportation;

•      our substantial leverage;

•      obtaining required consents or waivers from creditors in the event we are unable to satisfy covenants in our debt instruments; and

•      the risks of loss from fires, floods and other natural disasters.

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

GENERAL

We meet the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format permitted thereby.  The omitted information is substantially similar to the disclosures contained in Smurfit-Stone Container Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on the date hereof.  In accordance with General Instruction (H) (2) (a), the discussion of our results of operations below includes only a narrative analysis of the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.

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

RESULTS OF OPERATIONS

Strategic Reassessment Initiative

We are engaged in a strategic reassessment of our operations.  During the fourth quarter we intend to report on our initiatives resulting from this reassessment.  As the first step in this process and in order to better align our production capacity with market conditions and demand, in August 2005, we permanently closed production capacity at three North American containerboard mills as part of our strategic reassessment initiative.  We permanently closed:

•      the No. 2 paper machine at our Fernandina Beach, Florida linerboard mill;

•      our New Richmond, Quebec linerboard mill; and

•      our Bathurst, New Brunswick medium mill.

The No. 2 paper machine at Fernandina Beach, Florida has been idle since April 2001.  Our containerboard manufacturing capacity was reduced by approximately 700,000 tons, or 8.5%, as a result of these closures.  We also initiated a plan to exit our investment in the Groveton, New Hampshire medium mill and we exited our investment in the Las Vegas, Nevada converting facility.  We recorded a pretax charge of $293 million in the third quarter of 2005, $259 million of which was non-cash related to the write-down of fixed assets and other costs as a result of these closures.  The cash charges related primarily to severance and benefits and post-closure environmental costs.  The rationalization process resulted in a workforce reduction of approximately 565 employees.  Additional charges of up to $10 million will be recorded in future periods for related pension settlement costs.

Overview

For the nine months ended September 30, 2005, we had a net loss available to common stockholders of $247 million, or $0.97 per diluted share.  This compares to a net loss available to common stockholders of $48 million, or $0.19 per diluted share, for the same period in 2004.  Net sales for the year-to-date period increased 3.3% compared to last year.  Our loss was higher in 2005 due principally to higher restructuring charges.  We recorded pretax restructuring charges of $297 million for the nine month period compared to $17 million in the same period last year.

In the fourth quarter of 2005, we expect that costs will likely increase, driven by elevated energy and freight expense.  We will be implementing previously announced price increases across a number of our product lines; however, we expect that average sales prices for corrugated containers will be lower in the fourth quarter as a result of containerboard price declines that previously occurred in 2005.

Nine Months 2005 Compared to Nine Months 2004

	Nine months ended September 30,
	2005		2004
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard and corrugated containers	$4,780	$190	$4,597	$188
Consumer packaging	1,243	63	1,247	64
Other operations	326	14	301	21
Total segment operations	$6,349	267	$6,145	273

Restructuring charges		(297)		(17)
(Loss) gain on sale of assets		(1)		3
Interest expense, net		(261)		(258)
Interest income from Smurfit-Stone				62
Gain from early extinguishment of debt				1
Non-cash foreign currency exchange losses		(12)		(9)
Corporate expenses and other (1)		(68)		(66)
Loss before income taxes		$(372)		$(11)

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

The increase in net sales was due primarily to the improvements in pricing for the Containerboard and Corrugated Containers segment.  Average sales prices for folding cartons, multiwall bags, coated recycled boxboard and reclamation products also improved.  The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total

Sales price and product mix	$245	$32	$1	$278
Sales volume	(62)	(36)	24	(74)
Total	$183	$(4)	$25	$204

Cost of goods sold increased from $5,361 million in 2004 to $5,565 million in 2005 due primarily to higher costs for energy ($34 million), reclaimed and wood fiber ($34 million), freight ($45 million), chemicals ($24 million) and employee benefits ($11 million).  Cost of goods sold as a percent of net sales increased from 87.2% in 2004 to 87.7% in 2005 due primarily to the higher costs.

Selling and administrative expense decreased $4 million compared to last year.  Selling and administrative expense as a percent of net sales decreased from 9.5% in 2004 to 9.1% in 2005.

We recorded pretax restructuring charges of $297 million in the nine months ended September 30, 2005, including $293 million in connection with our strategic reassessment initiative.

Interest expense, net was $261 million in 2005, an increase of $3 million compared to 2004.  The unfavorable impact of higher average interest rates ($17 million) was partially offset by lower average borrowings ($14 million).  Our overall average effective interest rate in 2005 was approximately 50 basis points higher than in 2004.

Interest income from Smurfit-Stone in 2005 decreased $62 million compared to 2004 due to the settlement of the notes receivable in November 2004. The notes receivable from Smurfit-Stone of $645 million, including accrued interest, were exchanged for 230 shares of our common stock owned by Smurfit-Stone.  The exchange, which was accounted for at historical cost, resulted in a reduction of $645 million to our additional paid-in capital. The fair value of the shares of our stock received, as estimated by a third party valuation, approximated the net book value of the shares at the time of the exchange.

Other, net for 2005 included non-cash foreign currency exchange losses of $12 million compared to losses of $9 million in 2004.

Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

Net sales increased 4.0% in 2005 compared to last year primarily as a result of higher average sales prices.  For the year-to-date period, average domestic linerboard prices increased 9.0% compared to the same period last year.  Our average North American selling price for corrugated containers was 4.8% higher compared to 2004.  Shipments of corrugated containers decreased 1.1% and third party containerboard shipments decreased 11.4% compared to the same period last year.  Average sales prices for market pulp, SBS and kraft paper increased 4.9%, 4.2%, and 13.4%, respectively, compared to the same period last year.

Our containerboard mills operated at 91.2% of capacity for the nine months ended September 30, 2005 and containerboard production decreased 2.7% compared to last year.  Production of market pulp and SBS increased 3.2% and 4.4%, respectively, compared to last year.  Production of kraft paper declined 25.0% due primarily to the shift of production from kraft paper to containerboard on one of our paper machines.

Profits increased $2 million due primarily to the higher average sales prices.  Profits were unfavorably impacted by our lower mill operating rates, the lower sales volumes and higher costs of wood ($27 million), reclaimed fiber ($13 million), energy ($29 million), freight ($45 million), chemicals ($22 million) and employee benefits.

Consumer Packaging Segment

Net sales for 2005 were comparable to last year.  Net sales were favorably impacted by higher sales volume for folding cartons and higher average sales prices for folding cartons, coated recycled boxboard and multiwall bags, which improved 3.1%, 9.4% and 2.3%, respectively.  Sales volume for folding cartons increased 1.7% despite the closure of a converting facility, while sales volume for multiwall bags decreased 4.4% due in part to the closure of a converting facility.  Third party shipments of coated recycled boxboard were 3.8% lower and laminated product shipments declined due primarily to the sale of a plant.  Net sales were unfavorably impacted by the termination of our distribution rights for our flexible intermediate bulk container business in the third quarter of 2004.  Flexible packaging shipments increased 5.0%.  The coated recycled boxboard mills operated at 99.5% of capacity during the nine months ended September 30, 2005 compared to nearly 100% of capacity during the same period in 2004.

Profits decreased $1 million compared to last year primarily as a result of the lower multiwall bag sales volume and the higher costs of energy ($5 million), chemicals ($2 million) and employee benefits.  In addition, profits of our multiwall bag operation were unfavorably impacted by higher kraft paper cost.

Profits were favorably impacted by the higher average sales prices and higher sales volume for folding cartons.

Other Operations

Net sales increased due primarily to the impact of our i2iSM business, higher sales volume for most of our reclamation products including higher external sales volume for reclaimed fiber.  Total tons of fiber reclaimed and brokered increased 0.9% as a result of the higher external sales volume, which was partially offset by lower internal consumption due to the containerboard mill closures.  Profits decreased $7 million dollars compared to last year.

Statistical Data

	Nine months ended September 30,
(In thousands of tons, except as noted)	2005	2004
Mill production
Containerboard (1)	5,402	5,551
Kraft paper	150	200
Market pulp	425	412
SBS	213	204
Coated recycled boxboard	418	421
North American corrugated containers sold (billion sq. ft.) (2)	60.3	61.0
Folding cartons sold	393	386
Multiwall bags sold (million bags)	830	868
Fiber reclaimed and brokered	4,902	4,857

(1)   For the nine months ended September 30, 2005 and 2004, our container plants consumed 4,088,000 and 4,184,000 tons of containerboard, respectively.

(2)   North American corrugated containers sold exclude intercompany shipments.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Income Taxes

In October 2004, the American Jobs Creation Act (the AJCA) was signed into law.  The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  We have completed our evaluation of the effects of the repatriation provision and, in October 2005, adopted a Domestic Reinvestment Plan to repatriate earnings up to $500 million under this provision and will record income taxes of up to $27 million during the fourth quarter of 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted in accordance with General Instruction (H) (2) (c) of Form 10-Q

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

In 2003, we settled the antitrust class action cases pending against us, which were based on allegations of a conspiracy among linerboard manufacturers from 1993 to 1995.  We, along with other large linerboard manufacturers, are a defendant in nine lawsuits brought on behalf of numerous companies that opted out of these class actions to seek their own recovery, eight of which have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania, and one of which has been remanded to the Kansas District Court (the Direct Action Cases).  We have settled claims of certain plaintiffs in the Direct Action Cases, and made aggregate settlement payments of approximately $11 million during the second quarter of 2005 and approximately $3 million in the third quarter of 2005, which were charged against existing reserves.  We are vigorously defending the remaining Direct Action Cases.  While the ultimate results of the Direct Action Cases cannot be predicted with certainty, we believe the resolution of these cases will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

In April 2005, the United States Environmental Protection Agency (EPA) issued a Notice of Violation (NOV) and Finding of Violation (FOV) that alleged that we violated the Prevention of Significant Deterioration regulations and New Source Performance Standards of the Clean Air Act in connection with the replacement of burners in a boiler at its medium mill in Ontonagon, Michigan in 1995.  Specifically, the EPA has alleged that the burner replacement project resulted in an increase of the coal burning capacity of the boiler that in turn led to increased emissions of nitrogen oxides and sulfur dioxide.  We believe that the burner replacement project was routine maintenance and did not increase the coal burning capacity of the boiler, and that differences in emissions resulted from permissible switching of fuels from natural gas to coal.  We have met with the EPA to discuss this matter, and has advised the EPA that it disagrees with the allegations and intends to contest the NOV and FOV.  Based on the information developed to date and discussion with the EPA, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Intentionally omitted in accordance with General Instruction (H) (2) (c) of Form 10-Q

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Intentionally omitted in accordance with General Instruction (H) (2) (c) of Form 10-Q

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Intentionally omitted in accordance with General Instruction (H) (2) (c) of Form 10-Q

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

SMURFIT-STONE CONTAINER ENTERPRISE, INC.
(Registrant)

Date: November 7, 2005	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)