Form 10-K
period 2005-12-31
SMURFIT-STONE CONTAINER ENTERPRISES INC
filed 2006-03-06
CIK 94610

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005   or

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission file number 1-3439

Smurfit-Stone Container Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Delaware		36-2041256
(State of incorporation or organization)		(I.R.S. Employer Identification No.)

150 North Michigan Avenue

Chicago, Illinois	60601	(312) 346-6600
(Address of principal executive offices)	(Zip code)	Registrant’s Telephone Number

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:          None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No  ☒

As of June 30, 2005, the last day of the registrant’s most recently completed second quarter, none of the registrant’s voting stock was held by non-affiliates.

The number of shares outstanding of the registrant’s common stock as of February 28, 2006: 770

DOCUMENTS INCORPORATED BY REFERENCE:  None

The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format permitted.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-K

December 31, 2005

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, “Business - Environmental Compliance,” under Part I, Item 3, “Legal Proceedings” and under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Enterprises, Inc. or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed in Part 1, Item 1A, “Risk Factors.”

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

GENERAL

Smurfit-Stone Container Enterprises, Inc. (SSCE),  incorporated in Delaware in 2000, is the industry’s leading integrated manufacturer of paperboard and paper-based packaging in North America, including containerboard, corrugated containers, multiwall bags and coated recycled boxboard, and is one of the world’s largest paper recyclers. In addition, we are a leading producer of solid bleached sulfate (SBS) and folding cartons. We have a complete line of graphics capabilities for packaging. For the year ended December 31, 2005, our net sales were $8,396 million and net loss was $327 million. For information relating to the geographic areas in which we operate, see information set forth in Note 22 of Notes to Consolidated Financial Statements.

We are a wholly-owned subsidiary of Smurfit-Stone Container Corporation (Smurfit-Stone or SSCC), a holding company with no business operations of its own. Smurfit-Stone conducts its business operations through us. We are the surviving company resulting from the merger (the Merger) of Smurfit-Stone’s primary operating subsidiaries on November 1, 2004. JSCE, Inc. merged with and into Jefferson Smurfit Corporation (U.S.) (JSC(U.S.)), with JSC(U.S.) as the surviving company, and then JSC(U.S.) merged with and into us, with us as the surviving entity. The Merger was effected principally to consolidate debt financing activities of Smurfit-Stone and its subsidiaries. We were simultaneously renamed Smurfit-Stone Container Enterprises, Inc.

We and JSC(U.S.) were wholly-owned subsidiaries of Smurfit-Stone and, therefore, the historical cost basis of the acquired entity, JSC(U.S.), carried over into us. As a result of the Merger, our financial statements for all periods presented have been restated to include the combined results of us and JSC(U.S.). The Merger did not impact the operating activities of the merged companies, which continue to do business as Smurfit-Stone

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

We have two reportable segments: (1) Containerboard and Corrugated Containers and (2) Consumer Packaging. For financial information relating to our segments for the last three fiscal years, including our net sales to external customers by country of origin and total assets, see the information set forth in Note 22 of the Notes to Consolidated Financial Statements.

We are currently evaluating strategic options for our Consumer Packaging segment, including the possible sale of some or all of these businesses. As of December 31, 2005, we did not meet the criteria to account for the Consumer Packaging segment as assets held for sale, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the operations of the Consumer Packaging segment are included in continuing operations in the consolidated statements of operations and as a reportable segment.

PRODUCTS

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

The Containerboard and Corrugated Containers segment includes 19 paper mills (16 located in the United States and three in Canada), 148 container plants (125 located in the United States, 18 in Canada, four in Mexico and one in Puerto Rico) and one wood products plant located in the United States. In addition, we have an equity ownership in five corrugated container plants in Asia (four in China and one in Thailand), as well as two sheet plants and a lithographic printing plant in China. Also, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada and the United States. The primary products of our Containerboard and Corrugated Containers segment include:

•      corrugated containers;

•      containerboard;

•      kraft paper;

•      SBS; and

•      market pulp.

We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers’ merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumer goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck® recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts. Net sales of corrugated containers for 2005, 2004 and 2003 represented 55% of the Company’s total net sales for each period.

In 2004, Innovation to Implementation (i2iSM) was formed as a single-source integrator and provider of merchandising solutions to retailers and consumer packaging companies. i2iSM was reported as a non-reportable segment in 2004. During the fourth quarter of 2005, these operations were moved into the Containerboard and Corrugated Containers segment and the 2004 segment information was restated. i2iSM combines the creativity of our packaging solution centers, the capabilities of our packaging facilities and externally sourced products and services to deliver merchandise solutions, including strategic brand development and creative design, to customers. The products and services provided by i2iSM include branding, marketing, design photography, artwork production, pre-press, sourcing, fulfillment and inventory management. The operations of i2iSM include three packaging design centers in North America and one in Asia.

Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. We produced 3,581,000 tons of unbleached kraft linerboard, 971,000 tons of white top linerboard and 2,663,000 tons of medium in 2005. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations. In 2005, our corrugated container plants consumed 5,451,000 tons of containerboard. Net sales of containerboard to third parties for 2005, 2004 and 2003 represented 16%, 15% and 15%, respectively, of the Company’s total net sales.

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

Production for our paper mills and sales volume for our corrugated container facilities for the last three years were:

	2005	2004	2003
Tons produced (in thousands)
Containerboard	7,215	7,438	7,185
Kraft paper	204	259	293
SBS	283	276	290
Market pulp	563	549	497
Corrugated containers sold (in billion sq. ft.) (1) (2)	80.8	81.6	79.7

(1)   Includes 100% of Smurfit-MBI, a Canadian corrugated container producer, after March 31, 2003, the date we acquired the remaining 50% not previously owned.

(2)   Excludes intercompany shipments. Includes our proportionate share of affiliates reported on an equity ownership basis.

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

Our coated recycled boxboard mills produce a broad range of recycled grades, including clay-coated newsback, kraftback and whiteback, as well as waxable and laminated grades. Our coated boxboard mills and folding carton operations are highly integrated, with the majority of our coated boxboard used internally by our folding carton operations. In 2005, our folding carton plants consumed 369,000 tons of recycled boxboard.

Multiwall bags are designed to safely and effectively ship a wide range of industrial and commercial products, including fertilizers, chemicals, pharmaceuticals, building products, concrete, food, feed, seed and salt. Bags can be customized with easy-open features, handles and resealable closures, with a variety of liners, coatings and other treatments. We have developed and patented many innovative styles, including Cap-Sac®, PeelPak®, Soni-Loc®, Peel-N-Pour™, SquareStack™ and SquareSak™. We also manufacture small consumer bags for food and other products sold at retail outlets, including pet food and litter, cookies, flour, baking mixes and microwave popcorn. In 2005, our bag operations consumed approximately 128,000 tons of kraft paper.

Production for our coated recycled boxboard mills and sales volume for the folding carton and multiwall bag facilities for the last three years were:

	2005	2004	2003
Tons (in thousands)
Coated recycled boxboard produced	556	560	577
Folding cartons sold	523	517	514
Multiwall bags sold (in million bags)	1,112	1,157	1,156

Our flexible packaging operations manufacture a complete line of plain and printed polyethylene bags, sheeting and tubing in a variety of colors with custom treatments for specific applications. We specialize in packaging hard-to-hold products, condiments for fast food, pharmaceutical and health care technologies, flexographic film printing and servicing multi-design and multi-structural accounts.

We also produce printed paper, foil and DI-NA-CAL® heat transfer labels, which are used in a wide range of industrial and consumer product applications. DI-NA-CAL® is a proprietary labeling system that applies high-speed heat transfer labels to plastic containers. We also produce specialized laminations of film, foil and paper.

NON-REPORTABLE SEGMENT

Reclamation

Our reclamation operations procure fiber resources for our paper mills as well as other producers. We operate 23 reclamation facilities in the United States that collect, sort, grade and bale recovered paper. We also collect aluminum and plastics for resale to manufacturers of these products. In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to our recycled paper mills and other producers on a regional and national contract basis. Our waste reduction services extract additional recyclables from the waste stream by partnering with customers to reduce their waste expenses and increase efficiencies. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our reclamation facilities are located close to our recycled paper mills, ensuring availability of supply with minimal shipping costs. Total tons of fiber reclaimed and brokered for 2005, 2004 and 2003 were 6,501,000, 6,542,000 and 6,549,000, respectively. In 2005, our paper mills consumed 2,988,000 tons of the fiber reclaimed and brokered by our reclamation operations, representing an integration level of approximately 46%.

RAW MATERIALS

Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our paper products. We satisfy the majority of our need for wood fiber through purchases on the open market or under supply agreements. We satisfy essentially all of our need for reclaimed fiber through our reclamation facilities and nationwide brokerage system.

MARKETING AND DISTRIBUTION

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

We serve a broad customer base for each of our segments. As a result, we serve thousands of accounts from our plants. We sell packaging and other products directly to end users and converters, as well as through resellers. Our packaging businesses have historically operated in a decentralized environment, largely fielding their own operating and sales teams and carving out market territories. To respond to challenging market opportunities, we reorganized our folding carton sales organization several years ago to centralize the sales responsibilities for those converting plants. Late in 2005, we began a similar process to centralize the corrugated container sales organization. This reorganization will allow us to better focus on revenue growth and assign the right resources to the best opportunities. Marketing of containerboard and pulp to third parties is centralized in our board sales group, which sells approximately 2.7 million tons of pulp and paperboard annually.

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

RESEARCH AND NEW PRODUCT DEVELOPMENT

The majority of our research and development activities are performed at our facilities located in Carol Stream and Westmont, Illinois. We use advanced technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. We spent approximately $10 million in 2005 on research and new product development activities. Comparable amounts were spent in 2004 and 2003.

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

EMPLOYEES

We had approximately 33,500 employees at December 31, 2005, of which approximately 28,200 were employees of U.S. operations. Approximately 17,300 (61%) of our U.S. employees are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

•      Hodge, Louisiana - June 2006

•      Jacksonville, Florida -  August 2006

•      Missoula, Montana -  June 2007

•      Hopewell, Virginia - July 2007

•      Brewton, Alabama -  October 2007

•      Panama City, Florida - March 2008

•      Fernandina Beach, Florida - June 2008

•      West Point, Virginia - September 2008

•      Florence, South Carolina - August 2009

•      La Tuque, Quebec, Canada - August 2009

We believe our employee relations are generally good. There were no work stoppages during 2005, although our Los Angeles, California medium mill has been operating under an expired collective bargaining agreement, covering approximately 80 employees, since June 2005, and negotiations to reach a new agreement have been unsuccessful. The Los Angeles mill has a capacity to produce 145,000 tons annually. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

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

In 1998, the United States Environmental Protection Agency (EPA) issued its comprehensive rule governing air emissions (Maximum Achievable Control Technology (MACT)) and water discharges (Effluent Limitation Guidelines) for the pulp, paper and paperboard industry, known as the “Cluster Rule.”  All mills that are subject to Phase I of MACT I, MACT II and the Effluent Limitation Guidelines of the Cluster Rule have completed capital projects to ensure compliance.

Phase II of MACT I of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of April 16, 2006, although certain of our mills have been granted one year extensions to April 16, 2007. Based on currently available information, we estimate that the aggregate compliance cost of Phase II of MACT I will be approximately $80 million. We have spent approximately $42 million through 2005 and we anticipate spending approximately $33 million in 2006 and $5 million in 2007 for projects related to Phase II of MACT I, which will substantially complete all of the projects to bring us into compliance with Phase II of MACT I.

In recent years, the EPA has undertaken significant air quality initiatives associated with nitrogen oxide emissions, regional haze and national ambient air quality standards. Several of our mills are located in states affected by these EPA initiatives. The EPA has also promulgated a Boiler MACT regulation that will limit particulate emissions from industrial boilers. Several of our mills will be subject to the Boiler MACT regulation and will be required to install new pollution control equipment in order to meet the 2007 compliance deadline. Based on currently available information, we estimate that the aggregate compliance cost for Boiler MACT will be approximately $100 million. We have spent approximately $19 million through 2005 and expect to spend approximately $43 million in 2006 and $38 million in 2007 on projects to bring us into compliance with the Boiler MACT.

In addition to Cluster Rule and Boiler MACT compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule and Boiler MACT projects described above, for the past three years we have spent an average of approximately $14 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule and Boiler MACT, it is our opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position or operating results. However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results. See Part 1, Item 3, “Legal Proceedings, Environmental Matters.”

AVAILABLE INFORMATION

We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), through Smurfit-Stone’s Internet Website (www.smurfit-stone.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). You may access these SEC filings via the hyperlink that we provide on our Website to a third-party SEC filings Website.

ITEM 1A.       RISK FACTORS

We are subject to certain risks and events that, if one or more of them occur, could adversely affect our business, our financial condition and results of operations and the trading price of our common stock. You should consider the following risk factors, in addition to the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business and an investment in our securities. The risks below are not the only ones we face. Additional risks not currently known to us or that we currently deem immaterial also may impair our business.

We have a highly leveraged capital structure.

Our substantial leverage could have significant consequences for us, including the following:

•      we may be required to seek additional sources of capital, including additional borrowings under our existing credit facilities, other private or public debt or equity financings to service or refinance our indebtedness, which borrowings may not be available on favorable terms, particularly in the event that our credit ratings are downgraded by rating agencies;

•      a substantial portion of our cash flow from operations will be needed to meet the payment of principal and interest on our indebtedness and other obligations and will not be available for our working capital, capital expenditures and other general corporate purposes; and

•      our level of debt makes us more vulnerable to economic downturns and reduces our operational and business flexibility in responding to changing business and economic conditions and opportunities.

In addition, we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage.

The terms of our debt may severely limit our ability to plan for or respond to changes in our business.

Our ability to incur additional debt, and in certain cases refinance outstanding debt, is significantly limited or restricted under the agreements relating to our and our subsidiaries’ existing debt. Our senior secured credit facilities and the indentures governing our outstanding senior notes restrict our ability to take specific actions, even if such actions may be in our best interest. These restrictions limit our ability to:

•      incur liens or make negative pledges on our assets;

•      merge, consolidate or sell our assets;

•      issue additional debt;

•      pay dividends or repurchase or redeem capital stock and prepay other debt;

•      make investments and acquisitions;

•      enter into certain transactions with stockholders and affiliates;

•      make capital expenditures;

•      materially change our business;

•      amend our debt and other material agreements;

•      issue and sell capital stock;

•      make investments in unrestricted subsidiaries; or

•      prepay specified indebtedness.

Our senior secured credit facility requires us to maintain specified financial ratios. Our failure to comply with these covenants could result in an event of default that, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we were unable to make this repayment or otherwise refinance these borrowings, our lenders could foreclose on our assets. If we were unable to refinance these borrowings on favorable terms, our costs of borrowing could increase significantly.

Our senior debt bears interest at fixed and floating rates. Our floating interest rates currently are not capped. If interest rates rise, our senior debt interest payments also will increase. Although we may enter into agreements to hedge our interest rate risk, these agreements may be inadequate to protect us fully against our interest rate risk.

Our industry is cyclical and highly competitive.

Our operating results reflect the industry’s general cyclical pattern. The majority of our products can be subject to extreme price competition. Some segments of our industry have production overcapacity, which may require us to take downtime periodically to reduce inventory levels during periods of weak demand. In addition, the industry is capital intensive, which leads to high fixed costs and has historically resulted in continued production as long as prices are sufficient to cover marginal costs. These conditions have contributed to substantial price competition and volatility in the industry. Decreases in prices for our products, coupled with our highly leveraged financial position, may adversely impact our ability to respond to competition and to other market conditions or to otherwise take advantage of business opportunities.

The paperboard and packaging products industries are highly competitive and are particularly sensitive to price fluctuations as well as other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. To the extent that one or more of our competitors become more successful with respect to any key competitive factor, our ability to attract and retain customers could be materially adversely affected. Many of our competitors are less leveraged and have financial and other resources greater than ours and are able to better withstand the adverse nature of the business cycle. If our facilities are not as cost efficient as those of our competitors, we may need to temporarily or permanently close such facilities and suffer a consequent reduction in our revenues.

Our pension plans are underfunded and will require additional cash contributions.

We have made substantial contributions to our pension plans in the past three years and expect to continue to make substantial contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities. These contributions reduce the amount of cash available for us to repay indebtedness or make capital investments. The United States Congress is considering several legislative alternatives that could require us to continue to make substantial contributions to the pension plans until the plans are fully funded, which would further limit our financial flexibility.

Price fluctuations in energy costs and raw materials could adversely affect our manufacturing costs.

The cost of producing our products is highly sensitive to the price of energy. Energy prices, in particular oil and natural gas, have experienced significant volatility in recent years, with a corresponding effect on our production costs. Energy prices may continue to fluctuate and may rise to higher levels in future years. This could adversely affect our production costs and results of operations. Although we may enter into agreements to hedge our energy costs, these agreements may be inadequate to protect us fully against the volatility of energy costs. To the extent we have un-hedged positions or our hedging procedures do not work as planned, fluctuating energy costs could reduce our operating profit.

Wood fiber and reclaimed fiber, the principal raw materials used in the manufacture of our paper products, are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Adverse weather, conservation regulations and the shutdown of a number of sawmills have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which we procure wood fiber. Fluctuations in supply and demand for reclaimed fiber have occasionally caused tight supplies of reclaimed fiber. At such times, we may experience an increase in the cost of fiber or may temporarily have difficulty obtaining adequate supplies of fiber.

Factors beyond our control could hinder our ability to service our debt and meet our operating requirements.

Our ability to meet our obligations and to comply with the financial covenants contained in our debt instruments will largely depend on our future performance. Our performance will be subject to financial, business and other factors affecting us. Many of these factors will be beyond our control, such as:

•      the state of the economy;

•      the financial markets;

•      demand for, and selling prices of, our products;

•      performance of our major customers;

•      costs of raw materials and energy;

•      hurricanes and other major weather-related disruptions; and

•      legislation and other factors relating to the paperboard and packaging products industries generally or to specific competitors.

If operating cash flows or net proceeds from borrowings and any divestitures and amounts from other financing sources do not provide us with sufficient liquidity to meet our operating and debt service requirements, we will be required to pursue other alternatives to repay debt and improve liquidity. Such alternatives may include:

•      sales of assets;

•      cost reductions;

•      deferral of certain discretionary capital expenditures and benefit payments; and

•      seeking amendments or waivers to our debt instruments.

Such measures may not be successfully completed or may not generate the liquidity required by us to operate our business and service our obligations. If we are not able to generate sufficient cash flow or otherwise obtain funds necessary to make required debt payments or fail to comply with our debt covenants, we would be in default under the terms of our various debt instruments. This would permit our debt holders to accelerate the maturity of such debt and would cause defaults under our other debt.

We may be unable to realize the expected cost savings and revenue growth from our strategic initiative plan.

Our ability to generate sufficient cash flows to meet our operating and debt service requirements depends in part on our ability to execute certain strategic initiatives, which are intended to result in revenue growth and a lower cost structure through increased efficiency in our manufacturing processes. Although we have implemented several restructuring initiatives in the past, there are inherent risks related to these programs, including the closure of manufacturing facilities, disruption of business operations, inability to meet customer demand, higher costs than anticipated, environmental issues associated with the closed facilities and a failure to complete these initiatives in the time frames contemplated. The cost savings may be offset by costs incurred in restructuring our operations, as well as by increases in other expenses unrelated to the restructuring. We cannot provide assurance that the restructuring activities will achieve the full expected benefits of the cost savings or revenue enhancements within the expected time frame.

We are subject to environmental regulations and liabilities that could weaken our operating results.

Federal, state, provincial, foreign and local environmental requirements, particularly those relating to air and water quality, are a significant factor in our business. The EPA has finalized significant portions of its comprehensive rule governing air emissions (Maximum Achievable Control Technology (MACT)) and water discharges (Effluent Limitation Guidelines) for the pulp, paper and paperboard industry, known as the “Cluster Rule,” which has required, and will continue to require, significant capital expenditures. The EPA has also promulgated a Boiler MACT regulation that will limit particulate emissions from industrial boilers. Several of our mills will be subject to the Boiler MACT regulation and will be required to install new pollution control equipment in order to meet the 2007 compliance deadline. In the past we have had, and in the future may face, environmental liability for the costs of remediating soil or groundwater that is or was contaminated by us or a third party at various sites which are now or were previously owned or operated by us. We are also engaged in legal proceedings with federal and state authorities concerning alleged violations of various discharge and emission standards. These proceedings may result in the imposition of fines or penalties as well as mandated remediation programs that may require substantial, and potentially unplanned, capital expenditures. There also may be similar liability at third party disposal sites with respect to which either we have received, or in the future may receive, notice that we may be a potentially responsible party (PRP) and which are the subject of cleanup activity under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), analogous state laws and other laws concerning hazardous substance contamination.

Foreign currency risks and exchange rate fluctuations could hinder the results of our Canadian operations.

Our assets and liabilities outside the United States are primarily located in Canada. Our principal foreign exchange exposure is the Canadian dollar. The functional currency for our Canadian operations is the U.S. dollar. To the extent we have un-hedged positions or our hedging procedures do not work as planned, fluctuating currencies could reduce our sales and net income. Our financial performance is directly affected by exchange rates because:

•      certain of our products are manufactured in Canada, but sold in U.S. dollars; and

•      the monetary assets and liabilities of our Canadian operations are translated into U.S. dollars for financial reporting purposes.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.          PROPERTIES

The manufacturing facilities of our consolidated subsidiaries are located in North America. We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for our use. We continue to study the economics of modernization or adopting other alternatives for higher cost facilities. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Strategic Initiatives.”  Our manufacturing facilities as of December 31, 2005 are summarized below:

	Number of Facilities			State
	Total	Owned	Leased	Locations(a)
United States
Containerboard and Corrugated Containers Segment:
Paper mills	16	16		12
Corrugated container plants	125	84	41	32
Wood products plant	1	1		1
Consumer Packaging Segment:
Coated recycled boxboard mills	4	4		4
Consumer packaging plants	40	24	16	18
Non-Reportable Segment:
Reclamation plants	23	16	7	14
Subtotal	209	145	64	39

Canada and Other North America
Containerboard and Corrugated Containers Segment:
Paper mills	3	3		N/A
Corrugated container plants	23	19	4	N/A
Consumer Packaging Segment:
Consumer packaging plants	2	2		N/A
Subtotal	28	24	4

Total	237	169	68	N/A

(a) Reflects the number of states in which we have at least one manufacturing facility.

Our paper mills represent approximately 72% of our investment in property, plant and equipment. In addition to manufacturing facilities, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada and the United States. The approximate annual tons of productive capacity of our paper mills at December 31, 2005, were:

Annual Capacity
(in thousands)
United States
Containerboard	6,896
Kraft paper	214
SBS	187
Coated recycled boxboard	561
Market pulp	311
Subtotal	8,169
Canada
Containerboard	496
SBS	111
Market pulp	245
Subtotal	852
Total	9,021

Substantially all of our North American operating facilities have been pledged as collateral under our various credit agreements. See Note 8 of the Notes to Consolidated Financial Statements.

Condition and Results of Operations, Liquidity and Capital Resources - Net Cash Provided By (Used For) Financing Activities.”

ITEM 3.          LEGAL PROCEEDINGS

LITIGATION

In 2003, we settled the antitrust class action cases pending against Smurfit-Stone, which were based on allegations of a conspiracy among linerboard manufacturers from 1993 to 1995, and made aggregate settlement payments of $92.5 million, one-half of which was paid in December 2003 and the remainder of which was paid in January 2005. Smurfit-Stone, along with other large linerboard manufacturers, was named a defendant in several lawsuits brought on behalf of numerous companies that opted out of these class actions to seek their own recovery, all but one of which were consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania, and one of which was remanded to Kansas District Court (the Direct Action Cases). During the nine month period ended September 30, 2005, we settled certain of the Direct Action Cases and made aggregate payments of approximately $14 million. As a result of renewed discussions with counsel representing a majority of the remaining plaintiffs, in December 2005, we settled a majority of the remaining Direct Action Cases, making aggregate payments of $33 million in January 2006. Also in January 2006, we settled two additional Direct Action Cases and paid approximately $3 million, and in March 2006, we settled the final two Direct Action Cases, and will make a payment of approximately $10 million in April 2006, which will finalize the resolution of all of the Direct Action Cases. We accounted for these settlements by applying existing reserves and recording additional charges of $36 million in the fourth quarter of 2005.

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

In May 2003, we received a Violation Notice from the Illinois Environmental Protection Agency (IEPA) alleging that our flexible packaging facility in Schaumburg, Illinois violated various provisions of the Illinois Environmental Protection Act and various conditions of the applicable Clean Air Act permit issued to the facility. In June 2003, we received a Notice of Violation (NOV) and Finding of Violation (FOV) from the EPA containing similar allegations. The allegations primarily relate to the alleged failure of two afterburner systems designed to capture and reduce certain emissions from printing presses below required levels and the potential impact of such failure on past and future regulatory standards, permitting requirements, emission credit requirements, recordkeeping and reporting. After making certain repairs to the two old systems, we subsequently replaced these systems with a single regenerative thermal oxidizer to eliminate future failures and ensure long-term compliance. We responded to the IEPA Violation Notice and the EPA NOV and FOV and are attempting to reach an acceptable resolution with IEPA and EPA. Based on discussions to date with the two agencies, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

In April 2005, EPA issued an NOV and an FOV that alleged that we violated the Prevention of Significant Deterioration regulations and New Source Performance Standards of the Clean Air Act in connection with the replacement of burners in a boiler at our medium mill in Ontonagon, Michigan in 1995. Specifically, the EPA has alleged that the burner replacement project resulted in an increase of the coal burning capacity of the boiler that in turn led to increased emissions of nitrogen oxides and sulfur dioxide. We believe that the burner replacement project was routine maintenance and did not increase the coal burning capacity of the boiler, and that differences in emissions resulted from permissible switching of fuels from natural gas to coal. We have met with the EPA to discuss this matter, and have advised the EPA that we disagree with the allegations and intend to contest the NOV and FOV. Based on the information developed to date and discussion with the EPA, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (PRPs) are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under CERCLA and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. In estimating our reserves for environmental remediation and future costs, our estimated liability of $3 million reflects our expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for the investigation and/or remediation of certain of our owned properties.

Based on current information, we believe the probable costs of the potential environmental enforcement matter discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2005, we had approximately $29 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2005.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Intentionally omitted in accordance with General Instruction (I) of Form 10-K.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

We are a wholly-owned subsidiary of Smurfit-Stone. Therefore, all of our outstanding common stock is owned by Smurfit-Stone. As a result, there is no established public market for our common stock.

DIVIDENDS ON COMMON STOCK

We paid dividends to Smurfit-Stone in the aggregate amount of approximately $8 million in 2005 to fund the dividend obligations of Smurfit-Stone to the holders of its 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock. Our ability to pay dividends in the future is restricted by certain provisions contained in various credit agreements and indentures relating to our outstanding indebtedness. See Note 8 of the Notes to Consolidated Financial Statements.

ITEM 6.          SELECTED FINANCIAL DATA

Intentionally omitted in accordance with General Instruction (I) of Form 10-K.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We meet the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format permitted thereby. The omitted information is substantially similar to the disclosures contained in Smurfit-Stone Container Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on the date hereof. In accordance with General Instruction (I) (2) (a), the discussion of our results of operations below includes only a narrative analysis of the most recent fiscal year presented and the fiscal year immediately preceding it.

Smurfit-Stone Container Enterprises, Inc. is an integrated manufacturer of paperboard and paper-based packaging. Our major products are containerboard, corrugated containers, multiwall bags, SBS, market pulp, recycled fiber, coated recycled boxboard and folding cartons. We operate in two reportable industry segments. Approximately 76% of our 2005 net sales were generated by the Containerboard and Corrugated Containers segment and 20% were generated by the Consumer Packaging segment. Our mill operations supply paper to our corrugated container, folding carton and multiwall bag converting operations. The products of our converting operations, as well as the mill and reclamation tonnage in excess of what is consumed internally, are the main products sold to third parties. Our operating facilities and customers are located primarily in the United States and Canada.

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

Throughout much of 2005, industry shipments of corrugated containers were below the comparable 2004 level. In August 2005, demand began to improve and industry shipments of corrugated containers ended the year 0.2% higher than the 2004 level. Our shipments of corrugated containers decreased 0.7% compared to 2004 due to weak demand in the first half of the year and the impact of plant closures. For 2005, we recorded a net loss of $327 million due principally to lower demand, higher costs for energy, freight and wood fiber and higher restructuring charges.

Because of our disappointing operating results and the current market trends, we initiated a strategic reassessment plan during 2005. The elements of that plan, discussed more fully below, include initiatives for cost reduction and revenue growth and organizational changes to allow for the achievement of the initiatives. In addition, we are currently evaluating strategic options for our Consumer Packaging segment, including the possible sale of some or all of these businesses.

As we enter 2006, our business fundamentals are improving due to stronger demand, lower inventory levels and encouraging price trends for most of our products. We anticipate a healthy U.S. economy will drive continued growth in packaging demand. While challenged by higher costs, growth in volume and pricing improvement should lead to an improvement in our operating results in 2006. Effective February 1, 2006, we began implementing a $40 per ton price increase for containerboard with corresponding increases for corrugated containers.

STRATEGIC INITIATIVES

During 2005, we announced a strategic reassessment plan to improve performance and better position us for long-term growth. Our new strategy focuses on i) cost reduction initiatives from which we expect to achieve $600 million in annual savings by the end of 2008, ii) revenue growth initiatives to generate $650 million in incremental annual revenue by the end of 2008 and iii) organizational changes to enable the cost reduction and revenue growth initiatives. As part of the overall initiatives, we are currently evaluating strategic options for our Consumer Packaging segment. Proceeds from the sale of some or all of these businesses would be used to reduce debt.

Cost Reduction Initiatives

In order to achieve our cost reduction initiatives, we expect to close up to 20 percent of our corrugated container facilities by the end of 2008. Some plant closures will enable us to transfer production volume to our other plants, thereby lowering costs through higher equipment utilization. Other plant closures will be part of our scaling plan in larger markets, which involves investment in new high speed corrugators and finishing equipment. Production volume in these larger markets will then be scheduled at the lowest cost facilities. We expect to achieve additional cost reductions through i) mill consolidation, ii) productivity improvements at the mills, the remaining container plants and the consumer packaging plants, iii) standardization of containerboard trim sizes and grades produced, iv) transportation and procurement savings and v) reductions in selling and administrative expenses.

Revenue Growth Initiatives

To achieve our revenue growth initiatives, we plan to focus on market segments with above average growth, in particular those where customers require value-added products, services and creative merchandising solutions. We plan to expand the marketing of innovative products for segments where we already have a leading share. We will also partner with developers and manufacturers of innovative packaging to serve growing niches, such as environmentally sensitive packaging. We will direct our expertise in high-value graphics and point-of-purchase appeal to expand our participation in packaging for private-label manufacturers. In addition, we will serve as the customer’s agent in developing branding and related services for retailers who are expanding their own private label products. To expand this agency capability we will continue to grow our relationships with strategic partners in brand management as well as manufacturing partners overseas. As a further driver of revenue growth, our lower cost converting profile will enable us to compete for new business where the customer has minimal need for high-end packaging.

Organizational Changes

To enable the cost reductions and the revenue growth initiatives, our organizational structure was changed. A chief operating officer was appointed to lead all of the operations. The corrugated container division was reorganized to operate on an enterprise-wide basis rather than as individual facilities functioning autonomously. Manufacturing and sales responsibilities for that division were then centralized and separated along functional lines to allow us to better focus on lower manufacturing costs and revenue growth. Also, an initiatives management office, reporting to the chief executive officer, was formed to manage and measure the progress of the strategic repositioning plan.

To implement these initiatives, we expect to incur capital expenditures of up to $400 million from 2006 through the end of 2008, which will be in addition to our baseline annual capital spending of approximately $275 million per year. We expect to incur approximately $90 million of the incremental capital expenditures in 2006, with the remainder to be spent in 2007 and 2008. The capital expenditures will be funded by anticipated improvements in our operating cash flows and with borrowings under our revolving credit facility.

In 2005, as the first step in this cost reduction process and in order to better align our production capacity with market conditions and demand, we permanently closed the New Richmond, Quebec linerboard mill, the Bathurst, New Brunswick medium mill and the previously idled No. 2 paper machine at the Fernandina Beach, Florida linerboard mill. Our containerboard manufacturing capacity was reduced by 700,000 tons, or 8.5%, as a result of these closures. In addition, we also closed two converting facilities, exited our investment in the Las Vegas, Nevada converting facility and agreed to the closure of the Groveton, New Hampshire medium mill, in which we own a minority interest. We recorded restructuring charges of $321 million, including non-cash charges of $263 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values, and $4 million related to a pension curtailment charge for terminated employees. The remaining charges were primarily for severance, benefits, lease commitments and post-closure environmental costs. These shutdowns resulted in approximately 780 employees being terminated. During the next three years, we expect to record additional restructuring charges of approximately $200 million, including non-cash charges of approximately $100 million, related to the expected closures of certain corrugated container facilities in connection with the implementation of these strategic initiatives.

During the second half of 2005, we realized savings of approximately $45 million from our strategic initiatives. The savings included a reduction of fixed costs primarily related to the closures of the two containerboard mills, other workforce reductions in the Containerboard and Corrugated Container segment and a one-time curtailment gain related to the elimination of postretirement health care and life insurance benefits for certain employees.

RESULTS OF OPERATIONS

Segment Data
	2005		2004
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$6,359	$183	$6,247	$314
Consumer packaging	1,663	83	1,656	81
Other operations	374	19	388	28
Total segment operations	$8,396	285	$8,291	423

Restructuring charges		(321)		(16)
Asset impairment charge				(73)
Gain (loss) on sale of assets		(1)		7
Interest expense, net		(346)		(343)
Loss on early extinguishment of debt				(11)
Interest income from SSCC				73
Litigation charges and settlements, net		(36)		(3)
Corporate expenses and other (1)		(115)		(93)
Loss from continuing operations before income taxes and cumulative effect of accounting change		$(534)		$(36)

(1) Corporate expenses and other include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

2005 COMPARED TO 2004

The increase in our loss from continuing operations before income taxes and cumulative effect of accounting change was due primarily to higher restructuring charges, lower segment profits and higher litigation charges and settlements, net. Segment profits were negatively impacted by higher costs of wood fiber, freight, energy and chemicals and lower containerboard sales and production volumes. Segment profits were favorably impacted by higher average sale prices for most of our products.

Net sales of $8,396 million in 2005 increased 1.3% over 2004 due primarily to improvements in pricing for the Containerboard and Corrugated Containers segment. Average sales prices for most of our products in our Consumer Packaging segment also improved. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total

Sales price and product mix	$169	$39	$(20)	$188
Sales volume	(57)	(32)	6	(83)
Total	$112	$7	$(14)	$105

Cost of goods sold increased from $7,176 million in 2004 to $7,434 million in 2005 due primarily to higher costs, including energy ($82 million), wood fiber ($38 million), freight ($60 million) and chemicals ($32 million). Cost of goods sold as a percent of net sales increased from 86.6% in 2004 to 88.5% in 2005 due primarily to the higher costs.

Selling and administrative expenses increased from $770 million in 2004 to $807 million in 2005 due to the increase in litigation and settlement charges, net. See Part I, Item 3, “Legal Proceedings.”  Selling and administrative expenses as a percent of net sales increased from 9.3% in 2004 to 9.6% in 2005.

Interest expense, net was $346 million in 2005, an increase of $3 million compared to 2004. The increase was due to higher average interest rates ($19 million), which were partially offset by lower average borrowings ($16 million). Our overall average effective interest rate in 2005 was higher than 2004 by approximately .45%.

In November 2004, the notes receivable from Smurfit-Stone of $645 million, including accrued interest, were exchanged for 230 shares of our stock which were owned by Smurfit-Stone. The exchange, which was accounted for at historical cost, resulted in a reduction of $645 million to our additional paid-in capital. The fair value of the shares of our stock received, as estimated by a third party valuation, approximated the net book value of the shares at the time of the exchange. Interest income from Smurfit-Stone was recorded through the date of the settlement of the notes receivable.

We recorded an asset impairment charge of $73 million in the fourth quarter of 2004 related to the write-down of non-core pulp mill property, plant and equipment included in our Containerboard and Corrugated Containers segment.

Other, net for 2005 included non-cash foreign exchange losses of $9 million compared to losses of $22 million in 2004. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk, Foreign Currency Risk.”

Benefit from income taxes in 2005 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change due primarily to a $44 million benefit related to the resolution of certain prior year tax matters, a provision of $34 million related to the repatriation of foreign earnings, state income taxes, foreign income taxes and the effects of other permanent differences. For information concerning income taxes, see Note 13 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

Net sales increased 1.8% in 2005 compared to 2004 primarily as a result of higher average sales prices. For the year ended December 31, 2005, average North American corrugated container prices increased 2.2% and average domestic linerboard prices were higher by 4.1% compared to 2004. Average sales prices for market pulp, SBS and kraft paper increased 6.6%, 3.3% and 6.1%, respectively, compared to the same period last year. Shipments of corrugated containers in 2005 were lower by 0.7% compared to last year due to weak demand in the first half of 2005 and the impact of plant closures and third party containerboard shipments decreased by 10.0% compared to the same period last year.

Containerboard production decreased 3.0% compared to 2004. Our containerboard mills operated at an average rate of 92.6% of capacity in 2005 compared to 93.9% in 2004. Production of market pulp increased 2.6% and production of SBS increased 2.5%. Production of kraft paper declined 21.2% due primarily to the shift of production from kraft paper to containerboard on one of our paper machines.

Profits decreased $131 million due primarily to higher costs and lower containerboard sales volume. Profits were unfavorably impacted by our lower containerboard mill production, the lower sales volume and higher costs of energy ($70 million), wood fiber ($38 million), freight ($60 million) and chemicals ($30 million). Profits were favorably impacted by the higher average sales prices.

Consumer Packaging Segment

Net sales in 2005 were comparable to 2004. Net sales were favorably impacted by higher sales volume for folding cartons and higher sales prices for folding cartons, coated recycled boxboard and multiwall bags, which improved by 3.3%, 8.0% and 1.2%, respectively. Sales volume for folding cartons increased 1.2% despite the closure of a converting facility, while sales volume for multiwall bags decreased 3.9% due in part to the closure of a converting facility. Third party shipments of coated recycled boxboard were 0.4% higher and laminated product shipments declined due primarily to the sale of a plant. Net sales were unfavorably impacted by the sale of our distribution rights for our flexible intermediate bulk container business in the third quarter of 2004 and the plant closures. Flexible packaging shipments increased 6.8%. The coated recycled boxboard mills operated at near 100% capacity in 2005, comparable to 2004.

Profits for 2005 were $2 million higher than last year due primarily to the higher average sales price and lower cost for reclaimed fiber ($4 million). The improvements in profit were partially offset by the lower sales volume for multiwall bags and higher costs for energy ($9 million), kraft paper ($5 million) and employee benefits ($7 million).

Other Operations

Net sales decreased 3.6% in 2005 compared to 2004 due primarily to lower sales prices for reclaimed fiber. The average price of old corrugated containers (OCC) decreased by approximately $5 per ton compared to 2004. Total tons of fiber reclaimed and brokered in 2005 were comparable to last year. Higher external sales volume was offset by lower internal consumption due primarily to the containerboard mill closures. Profits in 2005 decreased $9 million compared to last year due primarily to the lower average sales prices and the loss of a profitable customer account.

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

Commodity Price Risk

We use financial derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. Our objective is to fix the price of a portion of the purchases of natural gas used in the manufacturing process. The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of December 31, 2005, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions is two years. As of December 31, 2005, we had monthly derivative instruments to hedge approximately 65% of our expected natural gas requirements in 2006. Excluding the impact of derivative instruments, the potential change in our expected 2006 and 2005 natural gas cost, based upon our expected annual usage and unit cost, resulting from a hypothetical 10% adverse price change, would be approximately $23 million and $14 million, respectively. The changes in energy cost discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include the impact of the natural gas derivative instruments. See Note 9 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar. Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We use financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows. These instruments typically have maturities of twelve months or less. As of December 31, 2005, we had monthly Canadian dollar forward purchase contracts to hedge 75% of our requirements through March 2006, substantially all of our Canadian dollar requirements for April 2006 to June 2006 and approximately 40% of our Canadian dollar requirements for the remainder of 2006.

We performed a sensitivity analysis as of December 31, 2005 and 2004 that measures the change in the book value of our net monetary Canadian liability arising from a hypothetical 10% adverse movement in the exchange rate of the Canadian dollar relative to the U.S. dollar with all other variables held constant. The potential change in fair value resulting from a hypothetical 10% adverse change in the Canadian dollar exchange rate at December 31, 2005 and 2004, would be $32 million and $33 million, respectively. Fluctuations in Canadian dollar monetary assets and liabilities result in gains or losses, which are credited or charged to income.

In 2005, 2004 and 2003, the average exchange rates for the Canadian dollar strengthened against the U.S. dollar by 6.9%, 7.1% and 10.8%, respectively.

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

In 2004, we entered into interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans. Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the variable interest rate, and are recorded in other comprehensive income until the underlying transaction is recorded. The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period. The fair value of our interest rate swap contracts at December 31, 2005 was an $11 million asset, of which $3 million was included in prepaid expenses and other other current assets and $8 million was included in other assets. These contracts extend until 2011, consistent with the maturity on our Tranche B and Tranche C term loans.

In the second quarter of 2005, we entered into forward starting interest rate swaps of $225 million at a fixed rate of 4.75%, based on an expected debt refinancing to occur in 2006. At December 31, 2005, we determined that the expected debt refinancing was no longer probable of occurring. As a result, these forward starting interest rate swaps were marked-to-market through income resulting in a $2 million gain (net of tax) recorded as an adjustment to interest expense.

We performed a sensitivity analysis as of December 31, 2005 and 2004 that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of December 31, 2005 and 2004, a hypothetical 100 basis point adverse change in interest rates would increase interest expense by approximately $13 million and $12 million, respectively.

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

Short and Long-Term Debt
Outstanding as of December 31, 2005 (U.S.$, in millions)	2006	2007	2008	2009	2010	There- after	Total	Fair Value
Bank term loans and revolver 6.9% average interest rate (variable)	$13	$13	$13	$258	$13	$1,201	$1,511	$1,519
U.S. senior notes 8.7% average interest rate (fixed)			300			2,350	2,650	2,556
U.S. industrial revenue bonds 6.5% average interest rate (fixed)	11	3	1	4	1	178	198	198
U.S. industrial revenue bonds 6.3% average interest rate (variable)					120		120	120
Other U.S.	11	73	3	2	1	2	92	92
Total debt	$35	$89	$317	$264	$135	$3,731	$4,571	$4,485

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Management’s Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2005 and 2004
For the years ended December 31, 2005, 2004 and 2003:
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Smurfit-Stone Container Enterprises, Inc. as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, we carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of the end of the latest fiscal year. The framework on which such evaluation was based is contained in the report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2005.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting for Smurfit-Stone Container Enterprises, Inc. as of December 31, 2005, which is included herein.

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
(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Smurfit-Stone Container Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Smurfit-Stone Container Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smurfit-Stone Container Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Smurfit-Stone Container Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Smurfit-Stone Container Enterprises, Inc, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, of Smurfit-Stone Container Enterprises, Inc., and our report dated March 1, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

St. Louis, Missouri
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Smurfit-Stone Container Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Smurfit-Stone Container Enterprises, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smurfit-Stone Container Enterprises, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smurfit-Stone Container Enterprises, Inc’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

St. Louis, Missouri
March 1, 2006

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)	2005	2004

Assets

Current assets
Cash and cash equivalents	$5	$6
Receivables, less allowances of $10 in 2005 and $12 in 2004	224	254
Retained interest in receivables sold	139	158
Inventories
Work-in-process and finished goods	234	265
Materials and supplies	500	521
	734	786
Prepaid expenses and other current assets	82	60
Total current assets	1,184	1,264
Net property, plant and equipment	4,245	4,638
Timberland, less timber depletion	44	44
Goodwill	3,309	3,301
Other assets	332	336
	$9,114	$9,583
Liabilities and Stockholder’s Equity

Current liabilities
Current maturities of long-term debt	$35	$19
Accounts payable	654	604
Accrued compensation and payroll taxes	186	191
Interest payable	97	95
Income taxes payable	17
Current deferred taxes	15
Other current liabilities	183	207
Total current liabilities	1,187	1,116
Long-term debt, less current maturities	4,536	4,479
Other long-term liabilities	1,123	1,048
Deferred income taxes	529	824
Stockholder’s equity
Common stock, par value $.01 per share; 1,000 shares authorized, 770 issued and outstanding in 2005 and 2004.
Additional paid-in capital	3,604	3,587
Retained earnings (deficit)	(1,492)	(1,157)
Accumulated other comprehensive income (loss)	(373)	(314)
Total stockholder’s equity	1,739	2,116
	$9,114	$9,583

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions)	2005	2004	2003

Net sales	$8,396	$8,291	$7,722
Costs and expenses
Cost of goods sold	7,434	7,176	6,673
Selling and administrative expenses	807	770	882
Restructuring charges	321	16	115
Asset impairment charge		73
Loss (gain) on sale of assets	1	(7)	5
Income (loss) from continuing operations	(167)	263	47
Other income (expense)
Interest expense, net	(346)	(343)	(341)
Loss from early extinguishment of debt		(11)	(3)
Interest income from SSCC		73	80
Other, net	(21)	(18)	(41)
Loss from continuing operations before income taxes and cumulative effect of accounting change	(534)	(36)	(258)
Benefit from income taxes	207	37	111
Income (loss) from continuing operations before cumulative effect of accounting change	(327)	1	(147)
Discontinued operations
Income from discontinued operations, net of income tax provisions of $4 in 2003			6
Income (loss) before cumulative effect of accounting change	(327)	1	(141)
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $3			(5)
Net income (loss)	$(327)	$1	$(146)

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In millions, except share data)

	Common Stock				Accumulated
	Number	Par	Additional	Retained	Other
	of	Value,	Paid-In	Earnings	Comprehensive
	Shares	$.01	Capital	(Deficit)	Income (Loss)	Total

Balance at January 1, 2003	1,000		$4,145	$(996)	$(363)	$2,786
Comprehensive income (loss)
Net loss	.			(146)		(146)
Other comprehensive income (loss)
Deferred hedge gain, net of tax expense of $1					1	1
Foreign currency translation adjustment, net of tax expense of $13					23	23
Minimum pension liability adjustment, net of tax expense of $32					50	50
Comprehensive income (loss).						(72)
Capital contribution from SSCC			31			31
Dividends paid				(8)		(8)
Balance at December 31, 2003	1,000		4,176	(1,150)	(289)	2,737
Comprehensive income (loss)
Net income				1		1
Other comprehensive income (loss)					(7)	(7)
Deferred hedge loss, net of tax benefit of $4
Foreign currency translation adjustment, net of tax benefit of $2					(4)	(4)
Minimum pension liability adjustment, net of tax benefit of $7					(14)	(14)
Comprehensive income (loss).						(24)
SSCC notes receivable exchange	(230)		(645)			(645)
Capital contribution from SSCC			56			56
Dividends paid				(8)		(8)
Balance at December 31, 2004	770		3,587	(1,157)	(314)	2,116
Comprehensive income (loss)
Net loss				(327)		(327)
Other comprehensive income (loss)
Deferred hedge gain, net of tax expense of $18					29	29
Foreign currency translation adjustment, net of tax benefit of $4					(7)	(7)
Minimum pension liability adjustment, net of tax benefit of $44					(81)	(81)
Comprehensive income (loss)						(386)
Capital contribution from SSCC			17			17
Dividends paid				(8)		(8)
Balance at December 31, 2005	770		$3,604	$(1,492)	$(373)	$1,739

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$(327)	$1	$(146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss from early extinguishment of debt		11	3
Cumulative effect of accounting change for asset retirement obligations			8
Depreciation, depletion and amortization	408	416	415
Amortization of deferred debt issuance costs	9	11	10
Deferred income taxes	(233)	(54)	(174)
Non-cash impairment and restructuring charges	267	80	85
Non-cash interest income from SSCC		(73)	(80)
Pension and postretirement benefits	(44)	(48)	(62)
Non-cash foreign currency losses	9	22	50
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	48	(99)	82
Inventories	39	(50)	31
Prepaid expenses and other current assets	5	(18)	1
Accounts payable and accrued liabilities	28	64	(69)
Interest payable	3	(4)	(2)
Other, net	9	6	3
Net cash provided by operating activities	221	265	155
Cash flows from investing activities
Expenditures for property, plant and equipment	(276)	(219)	(212)
Proceeds from property and timberland disposals and sale of businesses	8	32	253
Payments on acquisitions, net of cash received	(9)	(13)	(26)
Notes receivable from SSCC		8	33
Net cash provided by (used for) investing activities	(277)	(192)	48
Cash flows from financing activities
Proceeds from long-term debt	162	1,480	300
Net repayments of debt	(93)	(1,615)	(502)
Net repayments under accounts receivable securitization programs		(177)	(10)
Net proceeds from sale of receivables		203
Capital contribution from SSCC	1	54	31
Dividends paid	(8)	(8)	(8)
Deferred debt issuance costs	(7)	(16)	(8)
Net cash provided by (used for) financing activities	55	(79)	(197)

Effect of exchange rate changes on cash			(2)
Increase (decrease) in cash and cash equivalents	(1)	(6)	4
Cash and cash equivalents
Beginning of year	6	12	8
End of year	$5	$6	$12

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

Stone and JSC(U.S.) were wholly-owned subsidiaries of SSCC and, therefore, the historical cost basis of the acquired entity, JSC(U.S.) carried over into SSCE.  As a result of the Merger, the financial statements of the Company for all periods presented have been restated to include the combined results of Stone and JSC(U.S.).  In addition, notes receivable due from SSCC were settled (See Note 18).  The Merger did not impact the operating activities of the merged companies which continue to do business as SSCC.

Reconciliations of net sales and net income(loss) previously reported by Stone and JSCE to amounts reported in the SSCE consolidated statements of operations are as follows:

	2003
	Net Sales	Net Income (Loss)

Stone	$5,051	$(163)
JSCE	3,651	17
Eliminations	(980)
SSCE	$7,722	$(146)

Nature of Operations:  The Company’s major operations are containerboard and corrugated containers, consumer packaging and reclamation.  The Company’s paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers, folding cartons and bags at Company-owned facilities and third-party converting operations.  The Company also provides single source full service merchandising solutions to retailers and consumer packaging companies.  Paper product customers represent a diverse range of industries including paperboard packaging and a broad range of manufacturers of consumer goods.  Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills.  Customers and operations are located principally in North America.

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

Revenue Recognition:  The Company recognizes revenue at the time persuasive evidence of an agreement exists, price is fixed and determinable, title passes to external customers and collectibility is reasonably assured.  Shipping and handling costs are included in cost of goods sold.

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

Inventories:  Inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) method, except for $337 million in 2005 and $351 million in 2004, which are valued at the lower of average cost or market.  First-in, first-out (“FIFO”) costs (which approximate replacement costs) exceed the LIFO value by $123 million and $94 million at December 31, 2005 and 2004, respectively.

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

Long-Lived Assets:  Long-lived assets held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to:  significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset compared to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value (See Note 5).

A component of the Company is classified as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the Company.

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

Derivatives and Hedging Activities:  The Company recognizes all derivatives on the balance sheet at fair value.  Derivatives not qualifying for hedge accounting are adjusted to fair value through income.  Derivatives qualifying for hedge accounting are recognized in OCI until the hedged item is recognized in earnings.  Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly (See Note 9).

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

Stock-Based Compensation:  At December 31, 2005, SSCC has stock-based employee compensation plans, including stock options and restricted stock units (“RSUs”) (See Note 15).  The stock options and RSUs are issued primarily to certain employees of the Company.

Stock Options:  In the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” effective as of January 1, 2003.  The Company selected the prospective transition method as allowed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires expensing options prospectively, beginning in the year of adoption.  Because the prospective method was used and awards vest over three to eight years, the 2003, 2004 and 2005 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income(loss) if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2005	2004	2003
Net income(loss) as reported	$(327)	$1	$(146)
Add: Stock-based employee compensation expense included in reported net income(loss), net of related tax effects	7	6	2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12)	(15)	(13)

Pro forma net loss	$(332)	$(8)	$(157)

RSUs:  Amounts earned under SSCC’s annual management incentive plan, which are deferred and paid in the form of RSUs, immediately vest and are expensed by the Company in the year earned.  RSUs related to the Company matching program and non-vested RSUs are expensed over the vesting period.

SFAS No. 123(R), “Share-Based Payment”:  In December 2004, the FASB issued SFAS No. 123(R), effective January 1, 2006, which is a revision of SFAS No. 123.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and may continue to use this acceptable option valuation model in 2006.

On January 1, 2006, the Company adopted SFAS No. 123(R) under the modified prospective method in which the requirements of SFAS No. 123(R) must be applied to new awards and to previously granted awards that are not fully vested on the effective date, but does not restate previous years’ financial statements.  Since the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled beginning January 1, 2003), compensation cost for some previously granted awards that were not expensed under SFAS No. 123 will be recognized under SFAS No. 123(R).  However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard using the Black-Scholes formula, would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss disclosed under the “Stock Options” section of this note.

Stock options and RSUs issued under SSCC’s long-term incentive plans through December 31, 2005 allowed for immediate vesting and exercisability in the event of retirement.  The Company has recognized compensation expense over the explicit service period (up to the date of actual retirement) using a straight-line method and will continue this method for awards granted prior to the adoption of SFAS No. 123(R).

For stock options and RSUs granted subsequent to the adoption of SFAS No. 123(R) on January 1, 2006, the compensation expense for employees that become eligible to retire must be recognized over the period from date of grant through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award.  The following table illustrates the effect on pro-forma net loss if the retiree-eligible compensation costs acceleration requirements had been applied to all outstanding and unvested awards in each period:

	2005	2004	2003
Pro forma net loss	$(332)	$(8)	$(157)

Adjustment due to acceleration of retiree-eligible compensation costs, net of tax	2	5	1

Pro forma net loss after adjustment for acceleration of retiree-eligible compensation costs	$(330)	$(3)	$(156)

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

Asset Retirement Obligations:  Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.  The Company’s asset retirement obligations relate primarily to environmental requirements upon closure of an operating facility.  Certain of the Company’s facilities have indeterminate lives because they are expected to remain in operation for the foreseeable future.  Consequently, the asset retirement obligations related to these facilities cannot be reasonably estimated and therefore, no obligation has been recognized (See Note 12).

Restructuring:  Costs associated with exit or disposal activities are generally recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan (See Note 2).

Guarantees:  Effective January 1, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee.  The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002.  Disclosure requirements are effective for all guarantees (See Note 11).

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications:  Certain reclassifications of prior year presentations have been made to conform to the 2005 presentation.

Prospective Accounting Pronouncements:  In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” effective January 1, 2006.  SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and wasted materials to be recognized as current period charges.  In addition, SFAS No. 151 requires allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The impact of this standard is not expected to be material.

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” (“EITF 04-13”) effective April 1, 2006, for new arrangements and modifications or renewals of existing arrangements.  EITF 04-13 requires certain inventory exchange transactions between counterparties within the same line of business to be viewed as a single exchange transaction.  The Company is currently evaluating the impact of EITF 04-13.

2.     Strategic Initiatives and Restructuring Activities

Overview

For 2005, the Company recorded a net loss of $327 million due principally to lower demand for its containerboard products, higher costs for energy, freight and wood fiber, and restructuring costs.  Because of the weak operating results and the current market trends, the Company initiated a strategic reassessment during 2005.  The resulting plan, including initiatives for cost reduction and revenue growth, as well as strategic options being evaluated for the Consumer Packaging segment are discussed below.

As a result of the losses in 2005, the Company and its lender group amended the Credit Agreement during 2005 to ease certain financial covenant requirements as of September 30, 2005, and for the periods ended December 31, 2005 through September 30, 2007.  The Credit Agreement and amendments are more fully described in Note 8.

At December 31, 2005, the Company was in compliance with the revised financial covenants required by the Credit Agreement.  The Company expects to remain in compliance with the financial covenants during 2006 by achieving its 2006 financial plan, which includes realizing higher sales prices on containerboard and corrugated containers and successfully implementing certain revenue growth and cost reduction initiatives resulting from the strategic reassessment plan.  In addition, the Company is currently evaluating strategic options for its Consumer Packaging segment, including the possible sale of some or all of these businesses from which the proceeds would be used to reduce debt.  If the Company is not successful in achieving the 2006 financial plan, the Company could pursue other alternatives to repay debt and improve liquidity including the deferral of certain capital and discretionary benefit payments, reduction of costs and sale of assets.  If the Company is not successful in achieving the 2006 financial plan, as well as the aforementioned alternatives, it may not be in compliance with the revised financial covenants and would seek an amendment to the Credit Agreement.  Although the Company believes that it could obtain such an amendment, failure to obtain an amendment would result in a default under the Credit Agreement, which could result in a material adverse impact on the Company’s financial condition.

Strategic Initiatives and Restructuring Activities

During 2005, the Company announced a strategic repositioning plan to improve performance and better position itself for long-term growth.  The new strategy focuses on i) cost reduction initiatives from which the Company expects to achieve $600 million in annual savings by the end of 2008, ii) revenue growth initiatives to generate $650 million in incremental annual revenue by the end of 2008 and iii) organizational changes to enable the cost reduction and revenue growth initiatives.

To implement these initiatives, the Company expects to incur capital expenditures of approximately $400 million from 2006 through the end of 2008, which will be in addition to its baseline annual capital spending of approximately $275 million per year.  The Company expects to incur approximately $90 million of the incremental capital expenditures in 2006 with the remainder to be spent in 2007 and 2008.  The capital expenditures will be funded by anticipated improvements in the Company’s operating results and borrowings under the Company’s revolving credit facility.

In 2005, as the first step in this cost reduction process and in order to better align production capacity with market conditions and demand, the Company permanently closed the New Richmond, Quebec linerboard mill, the Bathurst, New Brunswick medium mill and the previously idled No. 2 paper machine at the Fernandina Beach, Florida linerboard mill. The Company’s containerboard manufacturing capacity was reduced by 700,000 tons, or 8.5% as a result of these closures.  In addition, the Company also closed two converting facilities, exited its investment in the Las Vegas, Nevada converting facility, and agreed to the closure of the Groveton, New Hampshire medium mill, in which the Company owns a minority interest.  The Company recorded restructuring charges of $321 million, including non-cash charges of $263 million related to the write down of assets, primarily property, plant and equipment, to estimated net realizable values and $4 million related to a pension curtailment charge for terminated employees.  The remaining charges were primarily for severance, benefits, lease commitments and post-closure environmental costs.  These shutdowns resulted in approximately 780 employees being terminated.  During the next three years, to implement other plan initiatives, the Company expects to record additional restructuring charges of approximately $200 million, including non-cash charges of approximately $100 million, related to the expected future closure of certain corrugated container facilities.

The net sales and operating losses of the two shutdown converting operations in 2005 prior to closure were $24 million and $5 million, respectively.  The net sales and operating losses of these facilities in 2004 were $28 million and $3 million, respectively.  The net sales and operating losses of these facilities in 2003 were $29 million and $3 million, respectively.

During 2004, the Company closed ten converting facilities and exited its Indonesian operations resulting in restructuring charges of $16 million, net of a $5 million gain from sales of three shutdown facilities.  The fixed assets of the shutdown operations were adjusted to the estimated net realizable value, resulting in a $7 million non-cash write-down.  The remaining charges were primarily severance and benefits resulting from approximately 1,000 employees being terminated.  The net sales and operating losses of these shutdown operations in 2004 prior to closure were $99 million and $15 million, respectively.  The net sales and operating losses of these facilities for the year ended December 31, 2003 were $213 million and $11 million, respectively.

During 2003, the Company recorded restructuring charges of $115 million.  The assets of the shutdown operations were adjusted to the estimated net realizable value, resulting in an $85 million non-cash charge primarily related to the write-down of fixed assets at the Thunder Bay, Ontario and Philadelphia, Pennsylvania mills.  The shutdowns resulted in approximately 1,000 employees being terminated.  The net sales and operating losses of these shutdown operations in 2003 prior to closure were $78 million and $10 million, respectively.

The following is a summary of the restructuring liabilities recorded as part of the rationalization of the Company’s mill and converting operations, including the termination of employees and liabilities for lease commitments at the closed facilities.

	Write-down of Property, Equipment and Investments to Fair Value	Severance and Benefits	Lease Commitments	Facility Closure Costs	Other	Total
Balance at January 1, 2003	$	$	$14	$10	$	$24

Charge	85	23	1	6		115
Payments		(6)	(3)	(1)		(10)
Non-cash reduction	(85)					(85)
Balance at December 31, 2003		17	12	15		44

Charge	7	11	1	2	(5)	16
Payments		(23)	(2)	(5)		(30)
Non-cash reduction	(7)					(7)
Sale of assets					5	5
Balance at December 31, 2004		5	11	12		28

Charge	263	35	7	16		321
Payments		(21)	(3)	(3)		(27)
Non-cash reduction	(263)	(4)		(4)		(271)
Balance at December 31, 2005	$	$15	$15	$21	$	$51

The $4 million reduction to facility closure costs in 2005 is due primarily to the reduction of the environmental exit liabilities associated with a containerboard mill.

Cash Requirements

Future cash outlays under the restructuring of operations are anticipated to be $33 million in 2006, $6 million in 2007, $5 million in 2008 and $7 million thereafter.

3.     Discontinued Operations and Exchange Transaction

In December 2002, the Company reached agreements with an affiliate of Jefferson Smurfit Group (“JS Group”), formerly SSCC’s largest stockholder, to exchange, in two separate transactions, its European packaging operations for JS Group’s 50% ownership in Smurfit-MBI, a Canadian packaging business, and a payment from JS Group of approximately $189 million.  On March 31, 2003, the Company completed these exchange transactions, resulting in no additional adjustments to the Company’s results of operations.  Net sales for the European operations were $192 million for the three months ended March 31, 2003.  The results of operations from the European operations have been reclassified as discontinued operations for 2003.

Previously, the Company owned 50% of Smurfit-MBI and, as a result of the completed transactions, now owns 100% of Smurfit-MBI.  At the time of the acquisition, Smurfit-MBI operated 16 converting facilities in Canada and employed approximately 2,500 hourly and salaried employees.  The results of operations have been included in the consolidated statements of operations after March 31, 2003.

4.     Acquisitions and Mergers

Equity Affiliates

During 2005, the Company invested in four separate joint ventures for a total of $9 million.  The largest is an investment of $7 million in a producer of corrugated sheets and packaging products located in China.

Innovative Packaging

In December 2004, the Company acquired 15% of Innovative Packaging Corp. (“IPC”), a corrugated container facility in Milwaukee, Wisconsin, for $13 million.  Previously, the Company owned 85% of IPC and, as a result of the acquisition, now owns 100%.  The cost to acquire the remaining 15% of IPC eliminated the Company’s minority interest liability of $1 million with the remaining balance of $12 million preliminarily allocated to intangible assets.  In 2005, the Company completed its allocation of the purchase price resulting in the reclassification of $8 million from intangible assets to goodwill.  The $8 million of goodwill is reflected in the Containerboard and Corrugated Containers segment.

Arko

On May 31, 2003, the Company acquired the operations of Arko Paper Products Co., Inc. (“Arko”), a folding carton producer, for $30 million.  The results of operations have been included in the consolidated statements of operations after May 31, 2003.  The purchase price allocation, completed during the fourth quarter of 2003, resulted in goodwill of $12 million and intangible assets of $3 million, which have been allocated to the Consumer Packaging segment.

The following table is a summary of the remaining exit liabilities recorded as part of acquisition and merger transactions completed in prior years.

	Severance		Lease Commitments	Other Commitments	Facility Closure Costs	Total
Balance at January 1, 2003		$5	$12	$10	$1	$28

Payments	(5)		(1)			(6)
Adjustments			(7)	(8)		(15)
Balance at December 31, 2003			4	2	1	7

Payments			(1)		(1)	(2)
Balance at December 31, 2004			3	2		5

Payments			(1)			(1)
Balance at December 31, 2005	$		$2	$2	$	$4

The $7 million reduction to lease commitments in 2003 is due primarily to the renegotiation of a lease contract.  The $8 million reduction to other commitments in 2003 is due primarily to the reduction of the environmental exit liabilities associated with a containerboard mill.

Cash Requirements

Future cash outlays under the exit liabilities are anticipated to be $1 million in 2006, $1 million in 2007, $1 million in 2008 and $1 million thereafter.

5.     Asset Impairment Charge

The Company recorded an asset impairment charge of $73 million in 2004 related to the write-down of non-core pulp mill property, plant and equipment.  The Company performed the impairment review as a result of significant operating and cash flow losses in 2004, combined with a history of losses due to a prolonged economic downturn affecting the pulp mill.  The Company evaluated the recoverability of its long-lived assets and recorded the impairment charge based on the amounts by which the carrying value of the assets exceeded their fair value.  Fair value of the assets was determined based on discounted cash flow analysis of the pulp mill’s projected operating results.  No goodwill had been assigned to the pulp mill, which is included in the Containerboard and Corrugated Containers segment.

6.     Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consist of:

	2005	2004
Land and land improvements	$185	$185
Buildings and leasehold improvements	681	702
Machinery, fixtures and equipment	6,080	6,191
Construction in progress	169	126
	7,115	7,204
Less accumulated depreciation	(2,870)	(2,566)
Net property, plant and equipment	$4,245	$4,638

Depreciation expense was $404 million, $413 million and $406 million for 2005, 2004 and 2003, respectively, excluding depreciation expense related to discontinued operations of $7 million in 2003.  Property, plant and equipment include capitalized leases of $31 million and $28 million and related accumulated amortization of $21 million and $17 million at December 31, 2005 and 2004, respectively.

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

SRC transfers the receivables to a non-consolidated subsidiary, a limited liability company which has issued notes to third-party investors.  The Company has retained servicing responsibilities and a subordinated interest in the limited liability company.  The Company receives annual servicing fees of 1% of the unpaid balance of the receivables and rights to future cash flows arising after the investors in the securitization limited liability company have received the return for which they have contracted.

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

At December 31, 2005 and 2004, $521 million and $557 million, respectively, of accounts receivable had been sold to SRC, of which $118 million and $140 million, respectively, were retained by the Company as a subordinated interest.  The Company’s retained interest is carried at fair value and is included in retained interest in receivables sold in the accompanying consolidated balance sheets.  The Company recognized a loss on sales of receivables to SRC of $20 million and $6 million in 2005 and 2004, respectively, which is included in other, net in the consolidated statements of operations.

Key economic assumptions used in measuring the retained interest are as follows:

	Year Ended December 31, 2005	December 31, 2005	Year Ended December 31, 2004	December 31, 2004
Residual cash flows discounted at	8.00%	8.00%	8.00%	8.00%
Expected loss and dilution rate	1.96%-3.35%	2.54%	2.45%-4.39%	2.45%
Variable return to investors	LIBOR plus 23 to 135 basis points	4.77%	LIBOR plus 23 to 135 basis points	2.78%

At December 31, 2005, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the expected loss and dilution rate was $1 million and $3 million, respectively.  The effects of the sensitivity analysis on the residual cash flow discount rate and the variable return to investors were insignificant.

The table below summarizes certain cash flows received from SRC:

	2005	2004
Cash proceeds from sales of receivables	$5,903	$3,059
Servicing fees received	6	3
Other cash flows received on retained interest	85	31

MBI Securitization Program

On March 30, 2004, the Company, through Smurfit-MBI, entered into a $70 million Canadian (approximately $60 million U.S. as of December 31, 2005) accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its Canadian accounts receivable to a trust in which the Company holds a variable interest, but is not the primary beneficiary.  Accordingly, under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” accounts receivable sold to the trust, for which the Company is not the primary beneficiary, are not included in the accompanying consolidated balance sheets.  The Company has retained servicing responsibilities and a subordinated interest in future cash flows from the receivables.  The Company receives rights to future cash flows arising after the investors in the securitization trust have received the return for which they have contracted.

The amount available to the Company under the receivables program fluctuates based on the amount of eligible receivables available and by the performance of the receivables portfolio.  The Company’s residual interest in the securitization program is recorded at fair value and is based upon the total outstanding receivables sold, adjusted for dilution and loss reserves of approximately 4.0% and 4.75%, at December 31, 2005 and 2004, respectively, less the amount funded to the Company.

At December 31, 2005 and 2004, $71 million and $67 million, respectively, of accounts receivable had been sold under the program, of which $21 million and $18 million, respectively, were retained by the Company as a subordinated interest.  The amount funded to the Company at December 31, 2005 and 2004, was $47 million and $46 million, respectively.  The Company’s retained interest is included in retained interest in receivables sold in the accompanying consolidated balance sheets.  The Company recognized a loss on sales of receivables to the trust of $1 million and $2 million in 2005 and 2004, respectively, which is included in other, net in the consolidated statements of operations.

Timberland Sale and Note Monetization

The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999.  The final purchase price, after adjustments, was $710 million.  The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.

The Company entered into a program to monetize the installment notes receivable.  The notes were sold without recourse to Timber Note Holdings LLC, a qualified special-purpose entity under the provisions of SFAS No. 140, for $430 million cash proceeds and a residual interest in the notes.  The transaction was accounted for as a sale under SFAS No. 140.  The cash proceeds from the sale and monetization transactions were used to prepay borrowings under the Company’s Credit Agreement.  The residual interest was $46 million and $45 million at December 31, 2005 and 2004, respectively, and is included in other assets in the accompanying consolidated balance sheets.  The key economic assumption used in measuring the residual interest at the date of monetization was the rate at which the residual cash flows were discounted (9%).  At December 31, 2005, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which the residual cash flows were discounted (9%) was $2 million and $3 million, respectively.

8.     Long-Term Debt

Long-term debt as of December 31 is as follows:

	2005	2004
Bank Credit Facilities
Tranche B Term Loan (6.7% weighted average variable rate), due in various installments through November 1, 2011	$878	$975
Tranche C Term Loan (6.7% weighted average variable rate), due in various installments through November 1, 2011	298	300
Tranche C-1 Term Loan (6.6% weighted average variable rate), due in various installments through November 1, 2011	90
SSCE revolving credit facility (7.7% weighted average variable rate), due November 1, 2009	98	144
SSC Canada revolving credit facility (7.8% weighted average variable rate), due November 1, 2009	147
	1,511	1,419
Senior Notes
8.45% mortgage notes, payable in monthly installments through August 1, 2007 and $69 on September 1, 2007	72	74
9.25% unsecured senior notes, due February 1, 2008	300	300
9.75% unsecured senior notes, due February 1, 2011	750	750
8.375% unsecured senior notes, due July 1, 2012	400	400
8.25% unsecured senior notes, due October 1, 2012	700	700
7.50% unsecured senior notes, due June 1, 2013	300	300
7.375% unsecured senior notes, due July 15, 2014	200	200
	2,722	2,724

Other Debt
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 5.1% to 8.1%), payable in varying annual payments through 2027	193	207
Variable rate industrial revenue bonds (6.3% weighted average variable rate), payable in varying annual payments through 2035	120	120
Other (including obligations under capitalized leases of $12 and $13)	25	28
	338	355
Total debt	4,571	4,498
Less current maturities	(35)	(19)
Total long-term debt	$4,536	$4,479

The amounts of total debt outstanding at December 31, 2005 maturing during the next five years are as follows:

2006	$35
2007	89
2008	317
2009	264
2010	135
Thereafter	3,731

Bank Credit Facilities

In connection with the Merger, the Company and its subsidiary, Smurfit-Stone Container Canada Inc. (“SSC Canada”), as borrowers and SSCC, as guarantor, entered into a new credit agreement (the “Credit Agreement”) on November 1, 2004.  The Credit Agreement, which refinanced and replaced the Company’s former credit agreements in their entirety, provided for (i) a revolving credit facility of $600 million to the Company, of which $98 million was borrowed as of December 31, 2005 and (ii) a revolving credit facility of $200 million to the Company and SSC Canada, of which $147 million was borrowed as of December 31, 2005.  The revolving credit facilities include sub-limits for the issuance of letters of credit and swingline loans.  The Company pays a 0.5% commitment fee on the unused portions of its revolving credit facilities.  At December 31, 2005, the unused portion of these facilities, after giving consideration to outstanding letters of credit, was $439 million subject to limitations in the Credit Agreement described below.  Each of these revolving credit facilities mature on November 1, 2009.  The Credit Agreement also provided for a Tranche B term loan to the Company in the aggregate principal amount of $975 million and a Tranche C term loan to SSC Canada in the aggregate principal amount of $300 million, with outstanding balances of $878 million and $298 million, respectively, at December 31, 2005.  The term loans are payable in quarterly installments beginning April 1, 2005 and mature on November 1, 2011.  In addition, the Credit Agreement provides for a deposit funded letter of credit facility, related to the variable rate industrial revenue bonds, for approximately $122 million that matures on November 1, 2010.

The Company used the proceeds of the Credit Agreement, including $179 million under its revolving credit facility, along with $19 million available cash to repay all outstanding obligations under the former credit facilities and to pay fees and other expenses of approximately $11 million related to this transaction.  A loss of $12 million was recorded in 2004 due to the early extinguishment of debt.

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

In October 2005, the Company and its lender group entered into an amendment to the Credit Agreement to ease one of the financial covenant requirements for the period ended September 30, 2005.  Subsequent to obtaining this amendment, the Company determined it was in compliance with all of the original financial covenants contained in the Credit Agreement at September 30, 2005.  The Company paid fees and other expenses of $1 million related to this transaction.

In December 2005, the Company and its lenders entered into an agreement and amendment (“Incremental Term Loan Assumption Agreement and Amendment No. 2”) to the Credit Agreement to i) further ease certain financial covenant requirements as of December 31, 2005 and for future periods through September 30, 2007, ii) increase interest rates for the credit facilities by 0.25% and iii) provide for a new term loan.  Under the Incremental Term Loan Assumption Agreement and Amendment No. 2, the Company has the option to borrow at a rate equal to LIBOR plus 2.25% or alternate base rate (“ABR”) plus 1.25% for the term loan facilities and LIBOR plus 2.50% or ABR plus 1.50% for the revolving credit facilities (the “Applicable Rate”).  The Applicable Rate will increase by 0.25% if at any time the Company’s senior secured indebtedness is rated lower than BB- by Standard & Poor’s and Ba3 by Moody’s Investors Service.  The Applicable Rate with respect to revolving credit facilities will decrease by 0.25% if, at any time, the Company’s Consolidated Senior Secured Leverage Ratio is less than 3.0 to 1.0.  The amendment also provides for a prepayment premium equal to 1.0% of the amount of any prepayment of a term loan, deposit funded loan or deposit as a result of a repricing transaction if the prepayment is made prior to the first anniversary of the amendment effective date.  The other material terms of the Credit Agreement, including security and final maturity, remained the same as under the original Credit Agreement.  The Incremental Term Loan Assumption Agreement and Amendment No. 2 also provided for a new SSC Canada Incremental Term Loan (“Tranche C-1”) in the aggregate principal amount of $90 million.  The term loan is payable in quarterly installments beginning January 2, 2006 and matures on November 1, 2011.  The Company used the proceeds of the Tranche C-1 to repay $90 million of Tranche B term loan.  The Company paid fees and other expenses of $4 million related to this transaction.

At December 31, 2005, the Company was in compliance with the revised financial covenants required by the Credit Agreement.  As discussed in Note 2, the Company expects to remain in compliance with the financial covenants during 2006 by achieving its 2006 financial plan or pursuing other alternatives to repay debt and improve liquidity.  In the event the Company does not remain in compliance with the revised financial covenants, it would seek an amendment to the Credit Agreement to revise certain of the financial covenants.  Although the Company believes that it could obtain such an amendment, failure to obtain an amendment would result in a default under the Credit Agreement, which could result in a material adverse impact on the Company’s financial condition.

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

The senior notes contain business and financial covenants which are less restrictive than those contained in the Credit Agreement.

The 8.45% mortgage notes are secured by the assets of 37 corrugated container plants.

Other

In May 2005, the Company issued environmental improvement revenue refunding bonds in the amount of $72 million.  New bonds in the principal amount of $30 million were issued at an interest rate of 5.125% and are due in 2013.  New bonds in the principal amount of $42 million were issued at an interest rate of 5.25% and are due in 2015.  The proceeds of these bonds were used to repay $72 million of revenue refunding bonds at interest rates of 7.875% and 8.25%, respectively.

Interest costs capitalized on construction projects in 2005, 2004 and 2003 totaled $8 million, $5 million and $6 million, respectively.  Interest payments on all debt instruments for 2005, 2004 and 2003 were $344 million, $340 million and $341 million, respectively.

9.     Derivative Instruments and Hedging Activities

The Company’s derivative instruments and hedging activities are designated as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt.

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas.  The objective is to fix the price of a portion of the Company’s purchases of natural gas used in the manufacturing process.  The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item.  As of December 31, 2005, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is two years.  For the years ended December 31, 2005 and 2004, the Company reclassified a $7 million gain (net of tax) and a $1 million gain (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.

The fair value of the Company’s commodity derivative instruments at December 31, 2005 was a $40 million asset, of which $31 million was included in prepaid expenses and other current assets and $9 million was included in other assets.  The fair value of the Company’s commodity derivative instruments at December 31, 2004 was a net $2 million asset, of which $6 million was included in prepaid expenses and other current assets and $4 million was included in other current liabilities.

For the years ended December 31, 2005 and 2004, the Company recorded a $2 million gain (net of tax) and a $4 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the years ended December 31, 2005 and 2004, the Company recorded an $8 million gain (net of tax) and a $1 million gain (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of December 31, 2005, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency exchange risk is one year.  For the years ended December 31, 2005 and 2004, the Company reclassified a $1 million gain (net of tax) and a $2 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded.  The fair value of the Company’s foreign currency derivative instruments at December 31, 2005 and 2004 was a $6 million asset and an $11 million asset, respectively, included in prepaid expenses and other current assets.

For the years ended December 31, 2005 and 2004, the Company recorded a $2 million loss (net of tax) and a $2 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain foreign currency derivative instruments not qualifying for hedge accounting.

For the years ended December 31, 2005 and 2004, the Company recorded a $2 million gain (net of tax) and zero, respectively, in cost of goods sold on settled foreign currency derivative instruments not qualifying for hedge accounting.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%.  These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  For the years ended December 31, 2005 and 2004, the Company reclassified a $2 million loss (net of tax) and an immaterial amount, respectively, from OCI to interest expense when the hedged items were recognized.

In the second quarter of 2005, the Company entered into forward starting interest rate swaps of $225 million at a fixed rate of 4.75%, based on an expected debt refinancing to occur in 2006.  At December 31, 2005, the Company determined that the expected debt refinancing was no longer probable of occurring.  As a result, these forward starting interest rate swaps were marked-to-market through income resulting in a $2 million gain (net of tax) recorded as an adjustment to interest expense.

The fair value of the Company’s interest rate swap contracts at December 31, 2005 was an $11 million asset, of which $3 million was included in prepaid expenses and other current assets and $8 million was included in other assets.  The fair value of the Company’s interest rate swap contracts at December 31, 2004 was a $2 million liability included in other current liabilities.

The cumulative deferred hedge gain on all derivative instruments was $23 million (net of tax) at December 31, 2005, including a $16 million gain (net of tax) on commodity derivative instruments, a $2 million gain (net of tax) on foreign currency derivative instruments and a $5 million gain (net of tax) on interest rate swap contracts.  The net cumulative deferred hedge loss on derivative instruments was $6 million (net of tax) at December 31, 2004, including a $7 million loss (net of tax) on commodity instruments, a $2 million gain (net of tax) on foreign currency derivative instruments and a $1 million loss (net of tax) on interest rate swap contracts.  The Company expects to reclassify a $12 million gain (net of tax) into cost of goods sold during 2006 related to the commodity and foreign currency derivative instruments.

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

2006	$108
2007	83
2008	58
2009	46
2010	38
Thereafter	100
Total minimum lease payments	$433

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $167 million, $168 million and $188 million for 2005, 2004 and 2003, respectively.

11.  Guarantees

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractor’s debt outstanding and has a security interest in the chipping equipment.  At December 31, 2005 and 2004, the maximum potential amount of future payments related to these guarantees was approximately $36 million and $43 million, respectively, and decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

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

The following provides a reconciliation of the asset retirement obligations:

Balance at January 1, 2003	$15
Accretion expense
Adjustments	(2)
Balance at December 31, 2003	13
Accretion expense	1
Balance at December 31, 2004	14
Accretion expense	1
Adjustments	(1)
Balance at December 31, 2005	$14

The 2005 and 2003 adjustments relate to the closures of containerboard mill facilities and the reclassification of these liabilities to a restructuring accrual.

13.  Income Taxes

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2005	2004
Deferred tax liabilities
Property, plant and equipment and timberland	$(1,320)	$(1,441)
Inventory	(61)	(51)
Timber installment sale	(134)	(134)
Other	(29)	(26)
Total deferred tax liabilities	(1,544)	(1,652)

Deferred tax assets
Employee benefit plans	310	298
Net operating loss, alternative minimum tax and tax credit carryforwards	781	633
Deferred gain		4
Purchase accounting liabilities	6	5
Restructuring	17	11
Other	94	85
Total deferred tax assets	1,208	1,036
Valuation allowance for deferred tax assets	(208)	(208)

Net deferred tax assets	1,000	828

Net deferred tax liabilities	$(544)	$(824)

At December 31, 2005, the Company had $1,467 million of net operating loss carryforwards for U.S. federal income tax purposes that expire from 2012 through 2025, with a tax value of $513 million.  A valuation allowance of $152 million has been established for a portion of these deferred tax assets based on projected future taxable income, the expected timing of deferred tax liability reversals and the expiration dates of these carryforwards.  The Company had net operating loss carryforwards for state purposes with a tax value of $131 million, which expire from 2006 to 2025.  Substantially all of the Company’s valuation allowance was recorded in connection with the 1998 merger of the Company with a wholly-owned subsidiary of SSCC and a reduction in the valuation allowance would result principally in a corresponding reduction to goodwill.  A valuation allowance of $56 million has been established for a portion of these deferred tax assets.  Further, the Company had $129 million of net operating loss carryforwards for Canadian tax purposes that expire from 2007 to 2012, with a tax value of $42 million, and Canadian investment tax credits that expire from 2012 to 2015, with a tax value of $4 million.  The Company had $74 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.  In addition, the Company had other tax carryforwards of $17 million at December 31, 2005, which can be carried forward indefinitely.  Deferred income taxes related to net operating loss carryforwards have been classified as noncurrent to reflect the expected utilization of the carryforwards.

In October 2004, the American Jobs Creation Act (the “AJCA”) was signed into law.  The AJCA includes a temporary incentive for U.S. multinationals to repatriate foreign earnings by providing an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations.  Under this law, in December 2005, the Company repatriated dividends of $483 million from earnings of foreign subsidiaries previously considered indefinitely reinvested.  The income tax expense associated with the repatriation was $34 million.   Excluding the repatriation discussed above, through December 31, 2005, no provision has been made for income taxes on the remaining undistributed earnings of the Company’s foreign subsidiaries, as the Company intends to indefinitely reinvest such earnings in its foreign subsidiaries.

Benefit from income taxes on loss from continuing operations before income taxes and cumulative effect of accounting change is as follows:

	2005	2004	2003
Current
Federal	$(10)	$	$
State and local	(5)	(1)	(1)
Foreign	(21)	(16)	(8)
Total current expense	(36)	(17)	(9)

Deferred
Federal	148	39	84
State and local	28	10	22
Foreign	67	5	14
Total deferred benefit	243	54	120
Total benefit from income taxes	$207	$37	$111

The Company’s benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes and cumulative effect of accounting change as follows:

	2005	2004	2003
U.S. federal income tax benefit at federal statutory rate	$187	$13	$90
Permanent differences and other items	53	15	5
State income taxes, net of federal income tax effect	15	5	14
Foreign taxes	(14)	4	2
Repatriation of foreign earnings	(34)
Total benefit from income taxes	$207	$37	$111

The Company has settled the Internal Revenue Service examination of the years 2002 and 2003, resulting in no additional tax payment or refund.  Permanent differences in the preceding table include benefits of $44 million, $10 million and $12 million in 2005, 2004 and 2003, respectively, related to the resolution of tax matters in these years.

The components of the loss from continuing operations before income taxes and cumulative effect of accounting change are as follows:

	2005	2004	2003
United States	$(358)	$(78)	$(245)
Foreign	(176)	42	(13)
Loss from continuing operations before income taxes and cumulative effect of accounting change	$(534)	$(36)	$(258)

The Canadian Revenue Agency is currently examining the years 1999 through 2002 of the Company’s Canadian subsidiaries.  While the ultimate results cannot be predicted with certainty, the Company’s management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations, and that the accrued tax liabilities are adequate for all years.

The Company made income tax payments of $36 million, $18 million and $70 million in 2005, 2004 and 2003, respectively.

14.  Employee Benefit Plans

Defined Benefit Plans

The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees.  The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.  The Company’s pension plans’ weighted-average asset allocations at December 31, by asset category are as follows:

	U.S. Plans		Canadian Plans
	2005	2004	2005	2004

Cash equivalents	3%	5%	1%	2%
Debt securities	35%	33%	43%	44%
Equity securities	61%	61%	53%	51%
Real estate			3%	3%
Other	1%	1%
Total	100%	100%	100%	100%

Equity securities for the U.S. plans at December 31, 2005 and 2004 include 2.7 million shares of SSCC common stock with a market value of approximately $38 million and $50 million respectively, (2% and 3%, respectively, of total U.S. plan assets).

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

	U.S. Plans	Canadian Plans
Equity securities	58%	52%
Debt securities	35%	45%
Alternative asset classes	7%	3%

Postretirement Health Care and Life Insurance Benefits

The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees.  The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation (“APBO”) at December 31 are as follows:

	2005	2004
U.S. Plans
Health care cost trend rate assumed for next year	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2011	2011
Foreign Plans
Health care cost trend rate assumed for next year	8.30-9.20%	8.30-9.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80-4.90%	4.80-4.90%
Year the rate reaches the ultimate trend rate	2011	2010

The effect of a 1% change in the assumed health care cost trend rate would increase/(decrease) the APBO as of December 31, 2005 by $21 million and $17 million, respectively, and would increase/(decrease) the annual net periodic postretirement benefit cost by $2 million for 2005.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted.  The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  In May 2004, FASB Staff Position (“FSP”) 106-2 was issued and provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act.  The Company determined that certain of its plans are actuarially equivalent to Medicare Part D and the impact of the Act was to reduce its APBO as of December 31, 2003 by approximately $13 million.  In accordance with FSP 106-2, the Company reduced postretirement benefit costs by $2 million in 2004.  The Company did not elect the federal subsidy provisions of the Act; rather the Company coordinated benefits with available Medicare coverage as the primary payor.

In December 2005, the Company announced the elimination of postretirement health care and life insurance benefits for all salaried and certain hourly employees who have not reached the age of 60 with 10 years of service as of January 1, 2007.  As a result of the plan changes, the Company recorded an $8 million curtailment gain in 2005.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Defined Benefit		Postretirement
	Plans		Plans
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at January 1	$3,336	$3,029	$283	$296
Service cost	79	72	7	7
Interest cost	189	183	16	16
Amendments	8	9	(21)
Settlements		(1)
Curtailments	(11)	(3)	(1)	(1)
Actuarial loss (gain)	123	141	(7)	(19)
Plan participants’ contributions	6	6	16	15
Benefits paid and expected expenses	(171)	(157)	(35)	(35)
Foreign currency rate changes	32	57	2	4
Benefit obligation at December 31	$3,591	$3,336	$260	$283

Change in plan assets:
Fair value of plan assets at January 1	$2,466	$2,149	$	$
Actual return on plan assets	200	246
Settlements		(1)
Employer contributions	174	177	19	20
Plan participants’ contributions	6	6	16	15
Benefits paid	(169)	(153)	(35)	(35)
Foreign currency rate changes	23	42
Fair value of plan assets at December 31	$2,700	$2,466	$	$

Over (under) funded status:	$(891)	$(870)	$(260)	$(283)
Unrecognized actuarial loss	823	762	61	74
Unrecognized prior service cost (benefit)	74	79	(30)	(19)
Net amount recognized	$6	$(29)	$(229)	$(228)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(710)	$(622)	$(229)	$(228)
Intangible asset	77	79
Accumulated other comprehensive (income) loss	639	514
Net amount recognized	$6	$(29)	$(229)	$(228)

The increase in the minimum pension liability, included in other comprehensive (income) loss, was $125 million and $21 million for the years ended December 31, 2005 and 2004, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $3,411 million and $3,088 million at December 31, 2005 and 2004, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,578 million, $3,400 million, and $2,688 million, respectively, as of December 31, 2005 and $3,324 million, $3,079 million and $2,456 million, respectively, as of December 31, 2004.

The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Defined Benefit Plans			Postretirement Plans
	2005	2004	2003	2005	2004	2003
Service cost	$81	$72	$61	$7	$7	$6
Interest cost	189	183	176	15	16	17
Expected return on plan assets	(210)	(194)	(174)
Amortization of prior service cost (benefit)	10	10	10	(2)	(2)	(3)
Amortization of net loss	62	49	37	5	5	5
Curtailment loss (gain)	4	3	4	(8)
Multi-employer plans	6	6	9
Net periodic benefit cost	$142	$129	$123	$17	$26	$25

The weighted average assumptions used to determine the benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2005	2004	2005	2004
U.S. Plans
Discount rate	5.61%	5.84%	5.61%	5.84%
Rate of compensation increase	3.11%	4.00%	N/A	N/A
Foreign Plans
Discount rate	5.00%	5.75%	5.00%	5.75%
Rate of compensation increase	3.60%	3.95%	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2005	2004	2005	2004
U.S. Plans
Discount rate	5.84%	6.25%	5.84%	6.25%
Expected long-term return on plan assets	9.00%	9.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Foreign Plans
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected long-term return on plan assets	7.75-8.00%	8.00%	N/A	N/A
Rate of compensation increase	3.95%	3.65%	N/A	N/A

Effective January 1, 2006, the expected long-term rate of return using the current target asset allocation for U.S. and foreign pension plans was reduced to 8.75% and 7.50%, respectively.  The fundamental assumptions behind the expected rate of return are the cumulative effect of several estimates, including the anticipated yield on high quality debt securities, the equity risk premium earned by investing in equity securities over a long-term time horizon and active investment management.

The Company expects to contribute $160 million to its defined benefit plans and $18 million to its postretirement plans in 2006.

Expected Future Benefit Plan Payments

Expected future benefit plan payments to participants, which reflect expected future service, are as follows:

	Defined Benefit Plans	Postretirement Plans
2006	$209	$18
2007	192	19
2008	198	19
2009	207	19
2010	215	20
2011-2015	1,198	96

The defined benefit plan payments in 2006 include lump sum settlement payments to New Richmond, Quebec and Bathurst, New Brunswick mill employees terminated during 2005 (See Note 2).

Savings Plans

The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees.  The Company match was paid in SSCC common stock through 2005, up to an annual maximum.  Beginning in 2006, the Company match will be paid according to the employees’ selected investment allocation.  The Company’s expense for the savings plans totaled $23 million in each of 2005, 2004 and 2003.

15.  Stock-Based Compensation

SSCC has stock options and RSUs outstanding under several long-term incentive plans.  The stock options and RSUs have been granted primarily to certain employees of the Company.  The stock options granted under plans prior to the 1998 Long-Term Incentive Plan (the “1998 Plan”) are fully vested and exercisable.

The 1998 Plan and the 2004 Long-Term Incentive Plan (the “2004 Plan”) have reserved 16.5 million and 12.5 million shares, respectively, of SSCC common stock for non-qualified stock options, RSUs and performance awards to officers, key employees and non-employee directors of SSCC.  The stock options are exercisable at a price equal to fair market value of SSCC stock on date of grant.  The vesting schedule and other terms and conditions of options granted under each plan are established separately for each grant.  These options expire no later than ten years from the date of grant.

The stock options granted prior to April 2001 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets.  For grants between April 2001 and June 2004, the stock options vest and become exercisable at the rate of 25% each year for four years.  All grants issued subsequent to June 2004 vest and become exercisable on the third anniversary of the award date.  Awards with pro rata vesting are expensed on a straight-line basis.

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

The performance awards permit the holder to receive amounts, denominated in shares of SSCC common stock, based on the Company’s performance during the period between the date of grant and a pre-established future date.  Performance criteria, the length of the performance period and the form and time of payment of the award are established separately for each grant.  There were no performance awards outstanding under the 2004 Plan or 1998 Plan at December 31, 2005 and 2004.

The Company issues SSCC’s RSUs to pay a portion of employee bonuses under its annual management incentive plan.  These RSUs vest immediately, but the restrictions do not lapse until the third anniversary of the award date.  The Company pays a premium on the employee bonuses in the form of RSUs (“Premium RSUs”) to certain employees.  Premium RSUs vest at the earlier of a change in control, death, disability or three years after the award date.  Non-employee directors are annually awarded non-vested RSUs as part of their director compensation.  In 2005 and 2004, SSCC granted non-vested RSUs under the 2004 Plan to certain employees.  These non-employee directors and employees non-vested RSUs vest at the earlier of a change in control, death, disability or three years after the award date.  The RSUs are non-transferable and do not have voting rights.

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options issued subsequent to December 31, 1994 under the fair value method (See Note 1).  The fair value of options included in the pro forma information for 2005, 2004 and 2003 and options included in the 2005, 2004 and 2003 consolidated statements of operations was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Expected option life (years)	6	6	6
Risk-free weighted average interest rate	4.10%	4.08%	3.16%
Stock price volatility	41.00%	31.00%	41.00%
Dividend yield	0.0%	0.0%	0.0%

The weighted average fair values of options granted during 2005, 2004 and 2003 were $6.29, $7.17 and $6.23 per share, respectively.

16.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax is as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Deferred Hedge Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2003	$(12)	$(351)	$	$(363)
Net changes in fair value of hedging transactions			3	3
Net gain reclassified into earnings			(2)	(2)
Exchange transaction (See Note 3)	20			20
Current period change	3	50		53
Balance at December 31, 2003	11	(301)	1	(289)
Net changes in fair value of hedging transactions			(4)	(4)
Net gain reclassified into earnings			(3)	(3)
Current period change	(4)	(14)		(18)
Balance at December 31, 2004	7	(315)	(6)	(314)
Net changes in fair value of hedging transactions			35	35
Net gain reclassified into earnings			(6)	(6)
Current period change	(7)	(81)		(88)
Balance at December 31, 2005	$	$(396)	$23	$(373)

17.  Goodwill and Other Intangible Assets

The Company has completed the required annual impairment tests and determined there to be no impairment.

During 2004, the Company preliminarily allocated $12 million to intangible assets related to the acquisition of the remaining 15% of IPC, a corrugated container facility in Milwaukee, Wisconsin.  In 2005, the Company completed its allocation of the purchase price related to IPC, resulting in the reclassification of $8 million from intangible assets to goodwill (See Note 4).

Goodwill

The following table summarizes the activity of goodwill by segment:

	Containerboard & Corrugated Containers	Consumer Packaging	Total
Balance at January 1, 2004	$3,022	$279	$3,301
Goodwill acquired
Balance at December 31, 2004	3,022	279	3,301
Adjustment	8		8
Balance at December 31, 2005	$3,030	$279	$3,309

Other Intangible Assets

Intangible asset activity is as follows:

	Definite Life	Indefinite Life	Total
Balance at January 1, 2004	$34	$12	$46
Intangible assets acquired	12		12
Amortization	(3)		(3)
Balance at December 31, 2004	43	12	55
Adjustment	(8)		(8)
Amortization	(4)		(4)
Balance at December 31, 2005	$31	$12	$43

The gross carrying value of the definite life intangible assets, primarily customer relationships, is $40 million and $48 million and related accumulated amortization of $9 million and $5 million at December 31, 2005 and 2004, respectively.  The weighted-average amortization period of the definite life intangible assets is 13 years.

18.  Related Party Transactions

Notes Receivable from SSCC and Other SSCC Transactions

The Company had interest bearing notes receivable from SSCC, with interest rates ranging from 14.21% to 15.39% per annum, payable semi-annually on December 1 and June 1 of each year and a maturity date of November 18, 2004.

SSCC had the option, in lieu of paying accrued interest in cash, to pay the accrued interest by adding the amount of accrued interest to the principal amount of the notes.  Interest income of $73 million and $80 million in 2004 and 2003, respectively, was added to the principal amount of the notes.  In addition, the notes balance fluctuated due to stock option proceeds received by the Company on behalf of SSCC and other stock compensation related items.

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

During 2005, 2004 and 2003, the Company received cash proceeds of $1 million, $54 million and $31 million, respectively, related to the exercise of SSCC stock options, resulting in an increase in the Company’s additional paid-in capital.  During 2005, 2004 and 2003, the Company paid annual dividends to SSCC of $8 million which SSCC used to pay SSCC preferred stock dividends.

Transactions with Non-consolidated Affiliates

The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates on terms generally similar to those prevailing with unrelated parties.  The following table summarizes the Company’s related party transactions with its non-consolidated affiliates for each year presented:

	2005	2004	2003
Product sales	$67	$77	$114
Product and raw material purchases	36	32	26
Trade receivables at December 31	7	8	15
Notes receivable at December 31	2
Trade payables at December 31	5	3	3

Transactions with JS Group

JS Group, formerly SSCC’s largest stockholder, was a related party of the Company until May 8, 2003 when Michael W. J. Smurfit, Anthony P. J. Smurfit, Dermot F. Smurfit and Howard E. Kilroy, each of whom were current or former directors or executive officers of JS Group, retired from SSCC’s Board of Directors.

On March 31, 2003, the Company exchanged its European packaging operations for JS Group’s 50% ownership in Smurfit-MBI and a payment from JS Group of $189 million (See Note 3).

Other Transactions

Leigh J. Abramson, a member of the Company’s Board of Directors until his resignation, effective May 8, 2003, was a Managing Director of Morgan Stanley & Co. Incorporated, which has provided, and continues to provide, various financial services to the Company, including investment banking, investment management, financial advisory and commodity hedging.  Payments made to Morgan Stanley & Co. Incorporated, representing commissions earned, were immaterial in 2003 through May 8, 2003.

Thomas A. Reynolds, III, a member of the Company’s Board of Directors, is a member of the Executive Committee of the law firm of Winston & Strawn LLP, which has provided, and continues to provide, legal services to the Company and its subsidiaries.

William D. Smithburg, a member of the Company’s Board of Directors since May 2003, is a member of the Board of Directors of Barry-Wehmiller Companies, Inc., which sold the Company equipment for $9 million, $9 million and $6 million during 2005, 2004 and the period May 2003 through December 2003, respectively.  All such sales were made on an arm’s-length basis.

Patrick J. Moore, Chairman, President and Chief Executive Officer and a member of the Company’s Board of Directors, is a member of the Board of Directors of Archer Daniels Midland Company (“ADM”) since November 2003.  ADM sold the Company $9 million and $8 million of supplies used in mill operations in 2005 and 2004, respectively.  The Company sold products to ADM of $21 million, $15 million and $3 million in 2005, 2004 and the period November 2003 through December 2003, respectively.  All such sales were made on an arm’s-length basis.

19.  Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$5	$5	$6	$6
Cost method investments	2	2
Notes receivable	8	8	7	7
Residual interest in timber notes	46	46	45	45
Net derivative assets	57	57	11	11
Long-term debt including current maturities	4,571	4,485	4,498	4,746

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.  The carrying amount of cost method investments approximates fair value.  The fair values of notes receivable are based on discounted future cash flows or the applicable quoted market price.  The fair value of the residual interest in timber notes is based on discounted future cash flows.  The fair values of the Company’s derivatives are based on prevailing market rates.  The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

20.  Other, Net

The significant components of other, net in the Company’s consolidated statements of operations are as follows:

	2005	2004	2003
Foreign currency exchange losses	$(9)	$(20)	$(47)
Loss on sales of receivables	(21)	(8)	(4)
Income from non-consolidated affiliates		3	5
Other	9	7	5
Total other, net	$(21)	$(18)	$(41)

21.  Contingencies

In 2003, the Company settled the antitrust class action cases pending against the Company, which were based on allegations of a conspiracy among linerboard manufacturers from 1993 to 1995 and made aggregate settlement payments of $92.5 million, one-half of which was paid in December 2003 and the remainder of which was paid in January 2005.  The Company, along with other large linerboard manufacturers, was named a defendant in several lawsuits brought on behalf of numerous companies that opted out of these class actions to seek their own recovery, all but one of which were consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania, and one of which has been remanded to Kansas District Court (the “Direct Action Cases”).  During the nine month period ended September 30, 2005, the Company settled certain of the Direct Action Cases and made aggregate payments of approximately $14 million.  As a result of renewed discussions with counsel representing a majority of the remaining plaintiffs, in December 2005, the Company settled a majority of the remaining Direct Action Cases, making aggregate payments of $33 million in January 2006.   Also in January 2006, the Company settled two additional Direct Action Cases and paid approximately $3 million, and in March 2006, the Company settled the final two Direct Action Cases and will make a payment of approximately $10 million in April 2006, which will finalize the resolution of all the Direct Action Cases.  The Company accounted for these settlements by applying existing reserves and recording additional charges of $36 million in the fourth quarter of 2005.  The Company recorded charges of $3 million and $121 million in 2004 and 2003, respectively, related to the antitrust class action cases and the Direct Action Cases.

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability of $3 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of December 31, 2005, the Company had approximately $29 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability for these matters was adequately reserved at December 31, 2005.

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

22.  Business Segment Information

The Company has two reportable segments:  (1) Containerboard and Corrugated Containers and (2) Consumer Packaging.  The Containerboard and Corrugated Containers segment is highly integrated.  It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers.  It also provides single source full merchandising solutions to retailers and consumer packaging companies through its Innovation to Implementation (“i2i SM”) operations.  Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture.  The Consumer Packaging segment is also highly integrated.  It includes a system of mills and plants that produce a broad range of coated recycled boxboard that is converted into folding cartons and packaging labels.  In addition, the Consumer Packaging segment converts kraft and specialty paper into multiwall bags, consumer bags and intermediate bulk containers.  Folding cartons are used primarily to protect products, such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising.  Flexible packaging, paper and metalized paper labels and heat transfer labels are used in a wide range of consumer applications.  The bags and intermediate containers are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  Intersegment sales and transfers are recorded at market prices.

The Company’s reportable segments are strategic business units that offer different products.  The reportable segments are each managed separately because they manufacture distinct products.  Other includes corporate related items and two non-reportable segments, including Reclamation and International, which has been eliminated as of the end of 2004.  The i2i SM operations, formed in 2004, were reported as a non-reportable segment and included as part of other in 2004.  During the fourth quarter of 2005, these operations were moved into the Containerboard and Corrugated Containers segment and the 2004 segment information was restated.  Corporate related items include expenses not allocated to reportable segments including corporate expenses, asset impairment charges, restructuring charges, non-cash foreign currency gains or losses and interest expense.

The Company is currently evaluating strategic options for its Consumer Packaging segment, including the possible sale of some or all of these businesses (See Note 2).  As of December 31, 2005, the Company did not meet the criteria to account for the Consumer Packaging segment as assets held for sale, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the operations of the Consumer Packaging segment are included in continuing operations in the consolidated statements of operations and as a reportable segment.

	Container- board & Corrugated Containers	Consumer Packaging	Other	Total
Year ended December 31, 2005
Revenues from external customers	$6,359	$1,663	$374	$8,396
Intersegment revenues	151		284	435
Depreciation, depletion and amortization	332	42	34	408
Segment profit (loss)	183	83	(800)	(534)
Total assets	4,584	616	3,914	9,114
Expenditures for long-lived assets	214	38	24	276

Year ended December 31, 2004
Revenues from external customers	$6,247	$1,656	$388	$8,291
Intersegment revenues	144		303	447
Depreciation, depletion and amortization	340	40	36	416
Segment profit (loss)	314	81	(431)	(36)
Total assets	5,097	605	3,881	9,583
Expenditures for long-lived assets	163	27	29	219

Year ended December 31, 2003
Revenues from external customers	$5,759	$1,656	$307	$7,722
Intersegment revenues	142		260	402
Depreciation, depletion and amortization	333	39	36	408
Segment profit (loss)	246	82	(586)	(258)
Total assets	5,410	690	4,438	10,538
Expenditures for long-lived assets	129	41	42	212

The following table presents net sales to external customers by country of origin:

	2005	2004	2003
United States	$7,513	$7,434	$7,033
Foreign	883	857	689
Total net sales	$8,396	$8,291	$7,722

The following table presents long-lived assets by country:

	2005	2004	2003
United States	$3,647	$3,894	$4,060
Canada	623	768	890
Other	19	20	24
	4,289	4,682	4,974
Goodwill	3,309	3,301	3,301
Total long-lived assets	$7,598	$7,983	$8,275

The Company’s export sales from the United States were approximately $530 million for 2005, $482 million for 2004 and $461 million for 2003.

23.  Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$2,093	$2,153	$2,103	$2,047
Gross profit	258	289	237	178
Income (loss) from continuing operations (a)	(16)	4	(226)	(89)
Net income (loss)	(16)	4	(226)	(89)

2004
Net sales	$1,942	$2,038	$2,165	$2,146
Gross profit	192	256	336	331
Income (loss) from continuing operations (b)	(51)	6	45	1
Net income (loss)	(51)	6	45	1

(a)   Income (loss) from continuing operations includes litigation settlement pretax charges of $36 million and restructuring pretax charges of $24 million in the fourth quarter of 2005.

(b)   Income (loss) from continuing operations includes an asset impairment pretax charge of $73 million in the fourth quarter of 2004.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C			Column D			Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses			Other Describe			Deductions Describe		Balance at End of Period
Allowance for doubtful accounts and sales returns and allowances:

Year ended December 31, 2005	$12		$3			$(1	)(a)	$4	(b)	$10

Year ended December 31, 2004	$38		$8			$(24	)(a)	$10	(b)	$12

Year ended December 31, 2003	$38		$11			$(3	)(a)(c)	$8	(b)	$38

Acquisitions and mergers exit liabilities:

Year ended December 31, 2005	$5	$			$			$1	(d)	$4

Year ended December 31, 2004	$7	$			$			$2	(d)	$5

Year ended December 31, 2003	$28	$				$(15	)(e)	$6	(d)	$7

Restructuring:

Year ended December 31, 2005	$28		$321		$			$298	(d)	$51

Year ended December 31, 2004	$44		$16	(f)		$5	(f)	$37	(d)	$28

Year ended December 31, 2003	$24		$115		$			$95	(d)	$44

(a)   Includes the effect of the accounts receivable securitization application.

(b)   Uncollectible amounts written off, net of recoveries.

(c)   Includes $1 million in connection with the Smurfit-MBI exchange transaction.

(d)   Charges against the reserves.

(e)   Charges and adjustments associated with the exit activities related to acquisition and merger transactions completed in prior years.

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

The Sarbanes-Oxley Act of 2002 (the Act) imposed many requirements regarding corporate governance and financial reporting. One requirement under Section 404 of the Act, beginning with our 2004 Annual Report, was for management to report on the Company’s internal control over financial reporting and for our independent registered public accountants to attest to this report. Management’s Report on Internal Control over Financial Reporting and our independent registered public accounting firm’s report with respect to management’s assessment of the effectiveness of internal control over financial reporting are included in Item 8, “Financial Statements and Supplementary Data.”

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Intentionally omitted in accordance with General Instruction (I) of Form 10-K.

ITEM 11.       EXECUTIVE COMPENSATION

Intentionally omitted in accordance with General Instruction (I) of Form 10-K.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Intentionally omitted in accordance with General Instruction (I) of Form 10-K.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Intentionally omitted in accordance with General Instruction (I) of Form 10-K.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP was appointed by the Audit Committee of Smurfit-Stone’s Board of Directors as our independent registered public accounting firm. The following table shows fees for professional services rendered by Ernst & Young LLP for the past two fiscal years ended December 31:

(In millions)	2005	2004
Audit fees	$2.8	$3.2
Audit-related fees	.4	.3
Tax fees	.3	.6
All other fees
Total	$3.5	$4.1

Audit Fees

In the table above, the amounts shown as “Audit fees” represent amounts paid for services for the audit of the consolidated financial statements, review of the quarterly financial statements and international statutory audits.

Audit-Related Fees

The amounts shown as “Audit-related fees” above consist of fees for assurance and related services that were reasonably related to Ernst & Young LLP’s audit and review of our financial statements. These services included employee benefits plan audits, internal control reviews and consultation in connection with business dispositions.

Tax Fees

Tax fees consist of amounts paid for services for federal, state and foreign tax compliance and tax research assistance.

Other Fees

Ernst & Young LLP did not perform any services for us during 2004 and 2005, other than those described above.

All audit, tax and other services to be performed by Ernst & Young LLP for us must be pre-approved by Smurfit-Stone’s Audit Committee. The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Services not previously approved cannot commence until such approval has been granted. Pre-approval is granted usually at regularly scheduled meetings. If unanticipated items arise between meetings of the Audit Committee, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, in which case the Chairman communicates such pre-approvals to the full Committee at its next meeting. During 2005 and 2004, all services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with this policy.

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

4.1(a)

Form of 9 1/4% Senior Notes due 2008 and 9 3/4% Senior Notes due 2011 of Stone Container (included in Exhibit 4.1(b)) (incorporated by reference to Exhibit 4.1 to Stone Container’s Registration Statement on Form S-4, Registration Number 333-58030).

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

10.1(a)

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

10.1(b)

Amendment No. 1, dated as of September 30, 2005, to the Credit Agreement, dated as of November 1, 2004, among SSCC, as Guarantor, SSCE and Smurfit-Stone Container Canada Inc., as Borrowers, the Lenders party thereto, Deutsche Bank Trust Company Americas, as Senior Agent, Administrative Agent, Collateral Agent, Swingline Lender and Revolving Facility Facing Agent, Deutsche Bank AG, as Canadian Administrative Agent and Revolving (Canadian) Facility Facing Agent, and JPMorgan Chase Bank, N.A., as Senior Agent, Deposit Account Agent and Deposit Funded Facility Facing Agent (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated October 5, 2005).

10.1(c)

Incremental Term Loan Assumption and Amendment No. 2, dated as of December 20, 2005, related to the Credit Agreement, dated as of November 1, 2004, as amended by Amendment No. 1 dated as of September 30, 2005, among SSCC, as Guarantor, SSCE and Smurfit-Stone Container Canada Inc., as Borrowers, the Lenders party thereto, Deutsche Bank Trust Company Americas, as Senior Agent, Administrative Agent, Collateral Agent, Swingline Lender and Revolving Facility Facing Agent, Deutsche Bank AG, as Canadian Administrative Agent and Revolving (Canadian) Facility Facing Agent, and JPMorgan Chase Bank, N.A., as Senior Agent, Deposit Account Agent and Deposit Funded Facility Facing Agent (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated December 20, 2005).

10.2

Sale Agreement dated as of November 23, 2004 by and between SSCE, as Seller, and Stone Receivables Corporation (“SRC”) (incorporated by reference to Exhibit 10.1 to SSCE’s Current Report on Form 8-K dated November 24, 2004).

10.3

Transfer and Servicing Agreement dated as of November 23, 2004 by and among SRC, SSCE Funding, LLC and SSCE, as Servicer (incorporated by reference to Exhibit 10.2 to SSCE’s Current Report on Form 8-K dated November 24, 2004).

10.4

Variable Funding Note Purchase Agreement dated as of November 23, 2004 by and among SSCE Funding, LLC, as issuer, Barton Capital LLC, as conduit purchaser, certain financial institutions, as committed purchasers, and Societe Generale, as agent for the purchasers (incorporated by reference to Exhibit 10.3 to SSCE’s Current Report on Form 8-K dated November 24, 2004).

10.5(a)

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

10.5(b)

Support Agreement, dated March 30, 2004, between Stone Container and Computershare Trust Company of Canada, in its capacity as Trustee of King Street Funding Trust, by its Administrator, Scotia Capital Inc. (incorporated by reference to Exhibit 10.2(b) to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.6(a)*

Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan, dated as of May 1, 1997 (incorporated by reference to Exhibit 10.10 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.6(b)*

Amendment of the Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.7(a)*	Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Stone Container’s Proxy Statement dated as of April 10, 1992).

10.7(b)*

Amendment of the Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.8*	Jefferson Smurfit Corporation Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.7 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.9*	Jefferson Smurfit Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.10 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.10(a)*	Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Stone Container’s Proxy Statement dated as of April 7, 1995).

10.10(b)*

Amendment of the Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.11(a)*	Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.11(b)*

First Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.11(c)*

Second Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.11(d)*

Third Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.12(a)*	Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Appendix I to SSCC’s Proxy Statement dated April 5, 2004).

10.12(b)*

First Amendment of the Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.13*	Form of Employment Security Agreements (incorporated by reference to Exhibit 10(h) to SSCC’s Registration Statement on Form S-4 (File No. 333-65431)).

10.14*

Consulting Agreement, dated as of October 24, 1996, by and between James E. Terrill and JSC(U.S.) (incorporated by reference to Exhibit 10.15 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.15(a)*	Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.28 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.15(b)*	First Amendment of Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.16(a)*

Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.16(b)*

Amendment, dated June 1, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.16(c)*

Amendment No. 2, dated December 31, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.20(c) to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.17*	Employment Agreement of John M. Riconosciuto (incorporated by reference to Exhibit 10.23 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.18*	Employment Agreement of Charles A. Hinrichs (incorporated by reference to Exhibit 10.22 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.19*	Consulting Agreement of William N. Wandmacher (incorporated by reference to Exhibit 10.21(b) to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.20*	Smurfit-Stone Container Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Exhibits filed with this annual report are included under item (a) (3).

c)	None.

* Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE	March 6, 2006	SMURFIT-STONE CONTAINER ENTERPRISES, INC.
(Registrant)

		BY	/s/ Charles A. Hinrichs
Charles A. Hinrichs
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick J. Moore	President and Chief Executive	March 6, 2006
Patrick J. Moore	Officer and Director
(Principal Executive Officer)

/s/ Charles A. Hinrichs	Senior Vice President and Chief Financial	March 6, 2006
Charles A. Hinrichs	Officer and Director
(Principal Financial Officer)

/s/ Paul K. Kaufmann	Senior Vice President and Corporate	March 6, 2006
Paul K. Kaufmann	Controller
(Principal Accounting Officer)