Form 10-Q
period 2006-03-31
SMURFIT-STONE CONTAINER ENTERPRISES INC
filed 2006-05-05
CIK 94610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 2, 2006, the registrant had outstanding 770 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted thereby.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31, (In millions)	2006	2005
Net sales	$2,125	$2,093
Costs and expenses
Cost of goods sold	1,936	1,835
Selling and administrative expenses	206	196
Restructuring charges	9	1
Gain on sale of assets	(23)
Income (loss) from operations	(3)	61
Other income (expense)
Interest expense, net	(92)	(86)
Other, net	(3)	(3)
Loss before income taxes	(98)	(28)
Benefit from income taxes	37	12
Net loss	$(61)	$(16)

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions, except share data)	2006	2005
Assets	(Unaudited)

Current assets
Cash and cash equivalents	$4	$5
Receivables, less allowances of $11 in 2006 and $10 in 2005	271	224
Retained interest in receivables sold	130	139
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	233	234
Materials and supplies	493	500
	726	734
Prepaid expenses and other current assets	63	82
Total current assets	1,194	1,184
Net property, plant and equipment	4,191	4,245
Timberland, less timber depletion	44	44
Goodwill	3,309	3,309
Other assets.	324	332
	$9,062	$9,114
Liabilities and Stockholder’s Equity

Current liabilities
Current maturities of long-term debt	$37	$35
Accounts payable	642	654
Accrued compensation and payroll taxes	167	186
Interest payable	79	97
Income taxes payable	3	17
Current deferred income taxes	16	15
Other current liabilities	142	183
Total current liabilities	1,086	1,187
Long-term debt, less current maturities	4,682	4,536
Other long-term liabilities	1,142	1,123
Deferred income taxes	479	529
Stockholder’s equity
Common stock, par value $.01 per share; 1,000 shares authorized, 770 issued and outstanding in 2006 and 2005, respectively
Additional paid-in capital	3,614	3,604
Retained earnings (deficit)	(1,556)	(1,492)
Accumulated other comprehensive income (loss)	(385)	(373)
Total stockholder’s equity	1,673	1,739
	$9,062	$9,114

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, (In millions)	2006	2005
Cash flows from operating activities
Net loss	$(61)	$(16)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation, depletion and amortization	100	103
Amortization of deferred debt issuance costs	2	2
Deferred income taxes	(55)	(28)
Pension and postretirement benefits	23	(9)
Gain on sale of assets	(23)
Non-cash restructuring charges	5
Non-cash stock based compensation	5	2
Non-cash foreign currency losses (gains)	(2)	1
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(39)	(24)
Inventories	8	(11)
Prepaid expenses and other current assets	(3)	(1)
Accounts payable and accrued liabilities	(71)	(70)
Interest payable	(18)	(15)
Other, net	10	(4)
Net cash used for operating activities	(119)	(70)
Cash flows from investing activities
Expenditures for property, plant and equipment	(56)	(66)
Proceeds from property disposals	28	5
Net cash used for investing activities	(28)	(61)
Cash flows from financing activities
Net borrowings of long-term debt	147	133
Dividends paid	(2)	(2)
Capital contribution from SSCC	1	1
Deferred debt issuance costs		(2)
Net cash provided by financing activities	146	130
Decrease in cash and cash equivalents	(1)	(1)
Cash and cash equivalents
Beginning of period	5	6
End of period	$4	$5

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)

1. Significant Accounting Policies

The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Enterprises, Inc. (“SSCE” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company’s financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCE Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”) filed March 6, 2006 with the Securities and Exchange Commission.

SSCE is a wholly-owned subsidiary of Smurfit-Stone Container Corporation (“SSCC”). SSCE has domestic and international operations.

2. Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Strategic Initiatives and Restructuring Activities

During the fourth quarter of 2005, the Company announced a strategic reassessment plan to improve performance and better position itself for long-term growth. The new strategy focuses on (i) cost reduction initiatives from which the Company expects to achieve $600 million in annual savings by the end of 2008, (ii) revenue growth initiatives from which the Company expects to generate $650 million in incremental annual revenue by the end of 2008 and (iii) organizational changes to enable the cost reduction and revenue growth initiatives. The Company realized savings of approximately $35 million from its strategic initiatives in the first quarter of 2006 compared to cost levels prior to the commencement of the initiatives.

In connection with this plan, the Company recorded restructuring charges of $9 million, including non-cash charges of $5 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value, during the first quarter of 2006. The Company announced the closure of three converting facilities, which resulted in approximately 210 employees being terminated. The net sales and operating losses of these facilities for the year ended December 31, 2005 were $40 million and $5 million, respectively. The remaining charges were primarily for severance and benefits. Additional charges of up to $7 million will be recorded in future periods for severance and benefits related to the closure of the three converting facilities and for pension settlement costs.

The Company recorded restructuring charges of $1 million for the three months ended March 31, 2005, including severance and benefits for terminated employees at a converting facility, the closure of which was announced in the fourth quarter of 2004.

At December 31, 2005, the Company had $55 million of accrued exit liabilities related to the restructuring of operations. During the first quarter of 2006, the Company incurred $12 million of cash disbursements related to these exit liabilities. In addition, for the three months ended March 31, 2006, the Company incurred $3 million of cash disbursements related to exit liabilities established during 2006.

4. Stock-Based Compensation

Certain officers and key managers of the Company participate in various stock-based compensation plans sponsored by SSCC, which issues stock options and restricted stock units.  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Shared-Based Payment,” effective January 1, 2006, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The Company adopted SFAS No. 123(R) on January 1, 2006, under the modified prospective method, in which the requirements of SFAS No. 123(R) must be applied to new awards and to previously granted awards that are not fully vested on the effective date, but does not require a restatement of previous years’ financial statements.  Upon adoption, the Company implemented a lattice option pricing model to estimate the value of stock options granted after January 1, 2006.

The lattice option pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior.  Expected volatility was based on historical and current implied volatilities from traded options on SSCC’s common stock.  The risk-free interest rate was based on U.S. Treasury security yields at the time of grant.  The dividend yield on SSCC’s common stock is assumed to be zero since SSCC has not paid dividends and has no current plans to do so in the future.  The expected life was determined from the lattice option pricing model.  The lattice option pricing model incorporated exercise and post-vesting forfeiture assumptions based on analysis of historical data.  The following table provides the assumptions used in determining the fair value of the stock-based awards granted during the three months ended March 31, 2006.

Three months ended March 31, 2006
Weighted-average dividend yield	0.00%
Weighted-average volatility	41%
Risk-free interest rate	4.65%
Weighted-average expected life	5

The impact of adopting SFAS No. 123(R) for the three months ended March 31, 2006 was a $1 million increase in selling and administrative expenses due to recognizing expense on non-vested, outstanding shares issued prior to the adoption of SFAS No. 123 on January 1, 2003.  At March 31, 2006, the total compensation cost related to non-vested awards not yet recognized was approximately $50 million to be recognized through March 31, 2009, with a weighted-average expense period of approximately 2.2 years.

During the first quarter of 2006, the Company granted performance-based stock options, in which vesting is dependent upon the profitability performance of the Company and the attainment of the strategic initiative savings from 2006 to 2008.  These performance-based stock options expire no later than seven years from the date of grant.  Compensation expense is recorded over the three year performance period based on the achievement of the performance criteria.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation under SFAS No. 123.  The Company selected the prospective transition method as allowed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires expensing options prospectively, beginning in the year of adoption, and utilized the Black-Scholes formula to estimate the value of stock options granted to employees.  The assumptions used in the Black-Scholes formula are described in the 2005 10-K.  Because the prospective transition method was used and awards vest over three to eight years, the expense for the three months ended March 31, 2005 is less than what would have been recognized if the fair value-based method had been applied to all awards since the original effective date of SFAS No. 123.  The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards for the period ended March 31, 2005.

Three months ended
March 31, 2005
Net loss, as reported	$(16)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	2
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3)
Pro forma net loss	$(17)

5. Gain on Sale of Assets

The Company recorded a gain of $23 million in the first quarter of 2006 related to the divestiture of its Port St. Joe, Florida joint venture interest and related real estate.

6. Other, Net

For the three months ended March 31, 2006 and 2005, the Company recorded non-cash foreign currency gains of $2 million and losses of $1 million, respectively, related to its operations in Canada.

7. Accounts Receivable Securitization Programs

At March 31, 2006 and December 31, 2005, $613 million and $592 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the Company retained a subordinated interest. The off-balance sheet Stone Receivables Corporation debt and funding received from the Canadian accounts receivable program totaled $487 million and $472 million, respectively, as of those dates.

8. Guarantees

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment. At March 31, 2006, the maximum potential amount of future payments related to these guarantees was approximately $36 million and decreases ratably over the life of the contracts. In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

9. Employee Benefit Plans

The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees. The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.

The Company’s postretirement plans provide health care and life insurance benefits for all retired salaried and certain retired hourly employees, and for salaried and certain hourly employees who have reached the age of 60 with 10 years of service as of January 1, 2007.

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended March 31,
	Defined		Postretirement
	Benefit Plans		Plans
	2006	2005	2006	2005
Service cost	$20	$20	$1	$2
Interest cost	48	48	4	4
Expected return on plan assets	(55)	(51)
Amortization of prior service cost (benefit)	2	2	(1)	(1)
Amortization of net loss	21	16	1	1
Settlements	2
Multi-employer plans	2	2
Net periodic benefit cost	$40	$37	$5	$6

The Company’s 2006 expected contributions to its qualified defined benefit plans and benefit payments to its non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2005.

10. Derivative Instruments and Hedging Activities

The Company’s derivative instruments used for its hedging activities are designed as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt.

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company’s purchases of natural gas used in the manufacturing process. The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of March 31, 2006, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions was 33 months. For the three months ended March 31, 2006 and 2005, the Company reclassified a $1 million gain (net of tax) and a $1 million loss (net of tax), respectively, from other comprehensive income (“OCI”) to cost of goods sold when the hedged items were recognized. The fair value of these commodity derivative instruments at March 31, 2006 was a $9 million asset, of which $5 million was included in prepaid expenses and other current assets and $4 million was included in other assets.

For the three months ended March 31, 2006 and 2005, the Company recorded a $5 million loss (net of tax) and a $6 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the three months ended March 31, 2006 and 2005, the Company recorded a $1 million loss (net of tax) for both periods in cost of goods sold on settled commodity derivative instruments related to commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar. The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows. As of March 31, 2006, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency was 16 months. For the three months ended March 31, 2006 and 2005, the Company reclassified a $1 million gain (net of tax) and a $2 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments. The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded. The fair value of the Company’s foreign currency derivative instruments at March 31, 2006 was a $5 million asset, included in prepaid expenses and other current assets.

For the three months ended March 31, 2006 and 2005, the Company recorded an immaterial amount and a $1 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain foreign currency derivative instruments not qualifying for hedge accounting.

For the three months ended March 31, 2006 and 2005, the Company recorded an immaterial amount and a $1 million gain (net of tax), respectively, in cost of goods sold on settled foreign currency derivative instruments not qualifying for hedge accounting.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%. These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans. Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded. The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period. For the three months ended March 31, 2006 and 2005, the Company reclassified an immaterial amount and a $1 million loss (net of tax), respectively, from OCI to interest expense when the hedged items were recognized. The fair value of the Company’s interest rate swap contracts at March 31, 2006 was a $14 million asset included in other assets.

The cumulative deferred hedge gain on all derivative instruments was $11 million (net of tax) at March 31, 2006, including a $2 million gain (net of tax) on commodity derivative instruments, a $1 million gain (net of tax) on foreign currency derivative instruments and an $8 million gain (net of tax) on interest rate swap contracts. The Company expects to reclassify a $1 million loss (net of tax) into cost of goods sold within the next 12 months, related to the commodity and foreign currency derivative instruments.

11. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended
	March 31,
	2006	2005
Net loss	$(61)	$(16)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	(9)	12
Net hedging gain reclassified into earnings	(2)
Foreign currency translation adjustment	(1)	1
Comprehensive income (loss)	$(73)	$(3)

12. Business Segment Information

The Company has two reportable segments:  (1) Containerboard and Corrugated Containers and (2) Consumer Packaging. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. It also provides single source full merchandising solutions to retailers and consumer packaging companies. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Consumer Packaging segment is also highly integrated. It includes a system of mills and plants that produces a broad range of coated recycled boxboard that is converted into folding cartons. In addition, the Consumer Packaging segment converts kraft and specialty paper into multiwall bags, consumer bags and intermediate bulk containers. The bags and intermediate containers are designed to ship and protect a wide range of industrial and consumer products including fertilizers, chemicals, concrete and pet and food products. Folding cartons are used primarily to protect and market products such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising. Flexible packaging, paper and metalized paper labels and heat transfer labels are used in a wide range of consumer applications.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the 2005 10-K. Intersegment sales and transfers are recorded at market prices.

The Company’s reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes corporate related items and a non-reportable segment, Reclamation. The prior year segment information has been restated to conform to the 2005 10-K presentation. Corporate related items include expenses not allocated to reportable segments, including corporate expenses, restructuring charges, unrealized gains or losses on derivative instruments not qualifying for hedge accounting, non-cash foreign currency gains or losses and interest expense.

The Company is currently evaluating strategic options for its Consumer Packaging segment, including the possible sale of some or all of these businesses from which the proceeds would be used to reduce debt. As of March 31, 2006, the Company did not meet the criteria to account for the Consumer Packaging segment as assets held for sale, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, the operations of the Consumer Packaging segment are included in continuing operations in the consolidated statements of operations and as a reportable segment.

A summary by business segment follows:

	Container-
	board &
	Corrugated	Consumer
	Containers	Packaging	Other	Total
Three months ended March 31,
2006
Revenues from external customers	$1,626	$416	$83	$2,125
Intersegment revenues	35		58	93
Segment profit (loss)	9	16	(123)	(98)

2005
Revenues from external customers	$1,589	$404	$100	$2,093
Intersegment revenues	37		72	109
Segment profit (loss)	66	15	(109)	(28)

13. Contingencies

In 2003, the Company settled the antitrust class action cases pending against the Company, which were based on allegations of a conspiracy among linerboard manufacturers from 1993 to 1995, and made aggregate settlement payments of $92.5 million, one-half of which was paid in December 2003 and the remainder of which was paid in January 2005. The Company, along with other large linerboard manufacturers, was named a defendant in several lawsuits brought on behalf of numerous companies that opted out of these class actions to seek their own recovery, all but one of which were consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania, and one of which was remanded to Kansas District Court (the “Direct Action Cases”). In 2005, the Company settled a majority of the Direct Action Cases. The remaining Direct Action Cases were settled in the first quarter of 2006. In connection with these settlements, the Company made aggregate payments of $60 million, including $14 million in 2005, $36 million in the first quarter of 2006 and $10 million in April 2006. The Company accounted for these settlements by applying existing reserves and recording additional charges in the fourth quarter of 2005.

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability of $4 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. As of March 31, 2006, the Company had approximately $26 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet. The Company believes the liability for these matters was adequately reserved at March 31, 2006.

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

14. New Accounting Pronouncements

In September 2005, the Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” (“EITF 04-13”) effective for the Company April 1, 2006, for new arrangements and modifications or renewals of existing arrangements. EITF 04-13 requires certain inventory exchange transactions between counterparties within the same line of business to be viewed as a single exchange transaction. The Company is currently evaluating the impact of EITF 04-13.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

FORWARD-LOOKING STATEMENTS

Some information included in this report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Enterprises, Inc. or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed in our 2005 Annual Report on Form 10-K (2005 Form 10-K).

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

GENERAL

We meet the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format permitted thereby. The omitted information is substantially similar to the disclosures contained in Smurfit-Stone Container Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Securities and Exchange Commission on the date hereof. In accordance with General Instruction (H) (2) (a), the discussion of our results of operations below includes only a narrative analysis of the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.

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

RESULTS OF OPERATIONS

Strategic Initiatives

During the fourth quarter of 2005, we announced a strategic reassessment plan to improve performance and better position us for long-term growth. Our new strategy focuses on (i) cost reduction initiatives from which we expect to achieve $600 million in annual savings by the end of 2008, (ii) revenue growth initiatives from which we expect to generate $650 million in incremental annual revenue by the end of 2008 and (iii) organizational changes to enable the cost reduction and revenue growth initiatives. As part of the overall initiatives, we are currently evaluating strategic options for our Consumer Packaging segment.

For 2006, we are targeting $280 million of costs savings from our strategic initiatives and $100 million of above market revenue growth. In the first quarter of 2006, we realized savings of approximately $35 million from our strategic initiatives. Since we announced our strategic reassessment plan, we have realized cumulative savings of approximately $80 million. The cumulative savings include a reduction of fixed costs primarily related to the closures of two containerboard mills in August 2005, other workforce reductions in the Containerboard and Corrugated Containers segment and a one-time curtailment gain related to the elimination of postretirement health care and life insurance benefits for certain employees. To date, we have closed two containerboard mills, shut down or announced the closures of six converting facilities and removed two additional corrugators. As a result of these actions, we have reduced our headcount by more than 2,200 since June 30, 2005, including 700 during the first quarter of 2006. For the first quarter of 2006, our revenue growth has kept pace with the overall market.

Overview

We had a net loss of $61 million for the first quarter of 2006. Net sales increased 1.5% compared to the first quarter of 2005 due primarily to increased sales volume for corrugated containers and containerboard. Compared to the first quarter of 2005, our net loss increased due primarily to lower average sales prices, higher restructuring charges and higher costs for energy and freight.

We expect our results from operations to improve in the second quarter of 2006 as a result of higher sales prices for containerboard and corrugated containers, lower energy and employee benefit costs and the continued benefit from our strategic initiatives. Prices for our corrugated container products should continue to trend higher in the second half of 2006.

First Quarter 2006 Compared to First Quarter 2005

	Three months ended March 31,
	2006		2005
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard and corrugated containers	$1,626	$9	$1,589	$66
Consumer packaging	416	16	404	15
Other operations	83	4	100	6
Total segment operations	$2,125	29	$2,093	87

Restructuring charges		(9)		(1)
Gain on sale of assets		23
Interest expense, net		(92)		(86)
Non-cash foreign currency gains (losses)		2		(1)
Mark-to-market unrealized gains (losses) on derivative instruments (1)		(9)		8
Corporate expenses and other (2)		(42)		(35)
Loss before income taxes		$(98)		$(28)

(1)          Amounts include mark-to-market unrealized gains or losses on natural gas commodity and foreign currency derivative instruments not qualifying for hedge accounting.

(2)          Amounts include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

The increase in net sales was due primarily to the improvement in sales volume for the Containerboard and Corrugated Containers segment. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Other Operations	Total

Sales price and product mix	$(21)	$4	$(18)	$(35)
Sales volume	58	8	1	67
Total	$37	$12	$(17)	$32

Cost of goods sold increased from $1,835 million in 2005 to $1,936 million in 2006 due primarily to the higher sales volume ($59 million) and higher costs for energy ($39 million), wood fiber ($6 million), freight ($16 million) and chemicals ($7 million). Cost of goods sold was favorably impacted by lower cost for reclaimed material ($34 million). Cost of goods sold as a percent of net sales increased from 87.7% in 2005 to 91.1% in 2006 due primarily to the higher costs.

Selling and administrative expense increased $10 million compared to last year due primarily to higher stock-based compensation expense ($3 million), including $1 million due to the impact of adopting Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on January 1, 2006, and costs related to the implementation of the strategic initiatives ($3 million). For information concerning stock-based compensation, see Note 4 of the Notes to Consolidated Financial Statements. Selling and administrative expense as a percent of net sales increased from 9.4% in 2005 to 9.7% in 2006.

In connection with our strategic initiatives, we recorded restructuring charges of $9 million, including non-cash charges of $5 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value, during the first quarter of 2006. We announced the closure of three converting facilities, which resulted in approximately 210 employees being terminated. The remaining charges were primarily for severance and benefits. Additional charges of up to $7 million will be recorded in future periods for severance and benefits related to the closure of three converting facilities and for pension settlement costs.

We recorded a gain of $23 million in the first quarter of 2006 related to the divestiture of our Port St. Joe, Florida joint venture interest and related real estate.

Interest expense was $92 million in 2006. The $6 million increase over 2005 was the result of higher interest rates ($5 million) and increased borrowings ($1 million). Our overall average effective interest rate in 2006 was higher than 2005 by approximately 0.40%.

Other, net for 2006 included non-cash foreign currency gains of $2 million compared to losses of $1 million in 2005.

Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

Net sales increased 2.3% in 2006 compared to last year primarily as a result of higher sales volume for corrugated containers and containerboard. Shipments of corrugated containers increased 2.6% and containerboard shipments to third parties increased 12.4% compared to the same period last year. Average domestic linerboard prices in the first quarter of 2006 were 10.1% higher than the fourth quarter of 2005, but decreased 0.5% compared to the first quarter of 2005. Our average North American selling price for corrugated containers was 3.6% higher compared to the fourth quarter of 2005, but decreased

2.5% compared to the first quarter of 2005. First quarter average sales prices for market pulp and solid bleached sulfate (SBS) increased approximately 1.4% and 2.8%, respectively, compared to the same period last year. The average sales price for kraft paper declined 3.1% compared to the same period last year.

Our containerboard mills operated at 96.6% of capacity in the first quarter of 2006 and production increased 1.1% compared to last year. Production of market pulp, SBS and kraft paper increased by 2.8%, 10.8% and 3.8%, respectively, compared to last year.

Profits decreased by $57 million compared to last year due primarily to the lower average sales prices and higher costs of energy ($17 million), freight ($15 million), chemicals ($6 million) and wood fiber ($6 million). Profits were favorably impacted by the higher sales volume and lower costs for reclaimed fiber ($12 million).

Consumer Packaging Segment

Net sales increased 3.0% in 2006 primarily due to higher sales volume for folding cartons and coated recycled boxboard. Folding carton shipments increased 3.2% and shipments of coated recycled boxboard to third parties increased 10.0% compared to last year. Multiwall bag shipments were comparable to last year, while flexible packaging shipments increased 3.9%. Average sales prices for coated recycled boxboard and flexible packaging increased 2.8% and 11.6%, respectively. Average sales prices for folding cartons were comparable to last year, while average sales prices for multiwall bags were lower by 1.1%. The coated recycled boxboard mills operated at 98.6% of capacity in 2006 as compared to 98.3% of capacity in 2005.

Profits increased by $1 million compared to last year primarily as a result of the higher sales volume and lower cost for reclaimed fiber ($2 million) which were partially offset by higher costs for energy ($4 million), freight ($1 million) and chemicals ($1 million).

Other Operations

Net sales decreased 17.0% due primarily to lower average sales prices for reclaimed fiber. The average price for old corrugated containers decreased by approximately $25 per ton compared to last year. Total tons of fiber reclaimed and brokered increased by 1.8% as a result of higher internal consumption, which was partially offset by lower external sales volume. Profits in 2006 decreased $2 million compared to last year due primarily to the lower average selling prices and the loss of a profitable customer account.

Statistical Data

(In thousands of tons, except as noted)

	Three months ended March 31,
	2006	2005
Mill production
Containerboard (1)	1,771	1,751
Kraft paper	54	52
Market pulp	145	141
SBS	72	65
Coated recycled boxboard	137	138
North American corrugated containers sold (billion sq. ft.) (2)	20.0	19.5
Folding cartons sold	128	124
Multiwall bags sold (million bags)	269	270
Fiber reclaimed and brokered	1,666	1,636

(1)          For the three months ended March 31, 2006 and 2005, our corrugated container plants consumed 1,355,000 tons and 1,326,000 tons of containerboard, respectively.

(2)          Excludes intercompany shipments. Includes our proportionate share of affiliates reported on an equity ownership basis.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2005, the Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” (EITF 04-13) effective for us April 1, 2006, for new arrangements and modifications or renewals of existing arrangements. EITF 04-13 requires certain inventory exchange transactions between counterparties within the same line of business to be viewed as a single exchange transaction. We are currently evaluating the impact of EITF 04-13.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted in accordance with General Instruction (H) of Form 10-Q.

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

PART II—OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

In 2003, we settled the antitrust class action cases pending against Smurfit-Stone, which were based on allegations of a conspiracy among linerboard manufacturers from 1993 to 1995, and made aggregate settlement payments of $92.5 million, one-half of which was paid in December 2003 and the remainder of which was paid in January 2005. We, along with other large linerboard manufacturers, were named a defendant in several lawsuits brought on behalf of numerous companies that opted out of these class actions to seek their own recovery, all but one of which were consolidated for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania, and one of which was remanded to Kansas District Court (the Direct Action Cases). In 2005, we settled a majority of the Direct Action Cases. The remaining Direct Action Cases were settled in the first quarter of 2006. In connection with these settlements, we made aggregate payments of $60 million, including $14 million in 2005, $36 million in the first quarter of 2006 and $10 million in April 2006. We accounted for these settlements by applying existing reserves and recording additional charges in the fourth quarter of 2005.

ITEM 1A.       RISK FACTORS

There are no material changes to the risk factors as disclosed in our 2005 Annual Report on Form 10-K.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Intentionally omitted in accordance with General Instruction (H) of Form 10-Q.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Intentionally omitted in accordance with General Instruction (H) of Form 10-Q.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Intentionally omitted in accordance with General Instruction (H) of Form 10-Q.

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

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
(Registrant)

Date: May 5, 2006	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)