Form 10-Q
period 2006-06-30
SMURFIT-STONE CONTAINER ENTERPRISES INC
filed 2006-08-07
CIK 94610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐                                    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2006

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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 3, 2006, the registrant had outstanding 770 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted thereby.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2006	2005	2006	2005
Net sales	$1,765	$1,760	$3,494	$3,469
Costs and expenses
Cost of goods sold	1,513	1,524	3,102	3,023
Selling and administrative expenses	170	164	343	330
Restructuring charges	13	3	22	4
Gain on sale of assets	(1)		(24)
Income from operations	70	69	51	112
Other income (expense)
Interest expense, net	(96)	(86)	(188)	(172)
Loss on early extinguishment of debt	(28)		(28)
Other, net	(20)	1	(23)	(2)
Loss from continuing operations before income taxes	(74)	(16)	(188)	(62)
Benefit from income taxes	30	6	73	25
Loss from continuing operations	(44)	(10)	(115)	(37)
Discontinued operations
Income from discontinued operations, net of income tax provision of $3 and $9 for the three and six months ended June 30, 2006 and $9 and $16 for the three and six months ended June 30, 2005	4	14	14	25
Loss on sale of discontinued operations, net of income tax provision of $175	(1)		(1)
Net income (loss)	$(41)	$4	$(102)	$(12)

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions, except share data)	2006	2005
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$9	$5
Receivables, less allowances of $11 in 2006 and $10 in 2005	283	224
Retained interest in receivables sold	132	139
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	154	234
Materials and supplies	399	500
	553	734
Prepaid expenses and other current assets	50	82
Total current assets	1,027	1,184
Net property, plant and equipment	3,804	4,245
Timberland, less timber depletion	43	44
Goodwill	2,873	3,309
Other assets	306	332
	$8,053	$9,114
Liabilities and Stockholder’s Equity

Current liabilities
Current maturities of long-term debt	$30	$35
Accounts payable	582	654
Accrued compensation and payroll taxes	158	186
Interest payable	79	97
Income taxes payable	14	17
Current deferred income taxes	16	15
Other current liabilities	130	183
Total current liabilities	1,009	1,187
Long-term debt, less current maturities	3,785	4,536
Other long-term liabilities	1,158	1,123
Deferred income taxes	462	529
Stockholder’s equity
Common stock, par value $.01 per share; 1,000 shares authorized, 770 issued and outstanding in 2006 and 2005, respectively
Additional paid-in capital	3,622	3,604
Retained earnings (deficit)	(1,598)	(1,492)
Accumulated other comprehensive income (loss)	(385)	(373)
Total stockholder’s equity	1,639	1,739
	$8,053	$9,114

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, (In millions)	2006	2005
Cash flows from operating activities
Net loss	$(102)	$(12)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Gain on disposition of discontinued operations	(174)
Loss on early extinguishment of debt	28
Depreciation, depletion and amortization	199	207
Amortization of deferred debt issuance costs	5	4
Deferred income taxes	91	(27)
Pension and postretirement benefits	17	(20)
Gain on sale of assets	(24)
Non-cash restructuring charges	10	2
Non-cash stock-based compensation	12	5
Non-cash foreign currency (gains) losses	12	(4)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(61)	(44)
Inventories	33	(1)
Prepaid expenses and other current assets	(1)	1
Accounts payable and accrued liabilities	(62)	(45)
Interest payable	(18)	1
Other, net	11	(2)
Net cash provided by (used for) operating activities	(24)	65
Cash flows from investing activities
Expenditures for property, plant and equipment	(139)	(139)
Proceeds from property disposals and sale of businesses	949	6
Payments on acquisitions		(5)
Net cash provided by (used for) investing activities	810	(138)
Cash flows from financing activities
Proceeds from long-term debt		72
Net borrowings (repayments) of debt	(756)	7
Debt repurchase premiums	(24)
Dividends paid	(4)	(4)
Capital contribution from SSCC	2	1
Deferred debt issuance costs		(2)
Net cash provided by (used for) financing activities	(782)	74
Increase in cash and cash equivalents	4	1
Cash and cash equivalents
Beginning of period	5	6
End of period	$9	$7

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

Recently Adopted Accounting Standards: In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” effective for the Company April 1, 2006, for new arrangements and modifications or renewals of existing arrangements. EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction.The Company adopted EITF No. 04-13 effective April 1, 2006. EITF No. 04-13 required the Company to prospectively report certain inventory buy/sell transactions of similar containerboard types in the Containerboard and Corrugated Containers segment on a net basis in the consolidated statements of operations, thereby reducing net sales and cost of goods sold by $70 million for the three months ended June 30, 2006. Had EITF No. 04-13 previously been in effect, net sales and cost of goods sold would have been reduced by an additional $58 million for the six months ended June 30, 2006, and $81 million and $153 million, respectively, for the three and six months ended June 30, 2005.

2.              Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.              Discontinued Operations

During the second quarter of 2006, the Company entered into an agreement to sell substantially all of the assets of the Consumer Packaging division to a company formed by Texas Pacific Group (“TPG”) for approximately $1.04 billion. On June 30, 2006, the Company completed the sale transaction and received cash proceeds of $902 million, which excluded $126 million for certain accounts receivable previously sold to Stone Receivables Corporation (“SRC”) under the accounts receivable securitization program and was net of sales transaction costs and other closing adjustments. The Company recorded a pretax gain of $174 million, offset by a $175 million income tax provision, resulting in a net loss on sale of discontinued operations of $1 million, subject to post-closing adjustments as provided in the sale agreement. The after-tax loss is the result of a provision for income taxes that is higher than the statutory income tax rate due to non-deductible goodwill of $273 million.

The Consumer Packaging division was a reportable segment of the Company comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario.           Net sales for these operations were $391 million and $787 million, respectively, for the three and six months ended June 30, 2006, and $393 million and $777 million, respectively, for the three and six months ended June 30, 2005. These facilities employed approximately 6,600 hourly and salaried employees. The results of operations from the Consumer Packaging segment have been reclassified as discontinued operations for all periods presented.

The assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheet as of December 31, 2005 consisted of the following:

Receivables	$10
Inventories	150
Prepaid expenses and other current assets	3
Net property, plant and equipment	356
Goodwill	279
Other assets	9
$807

Accounts payable	$78
Accrued compensation and payroll taxes	24
Other current liabilities	15
Long-term debt	16
Other long-term liabilities	1
$134

4.              Strategic Initiatives and Restructuring Activities

During the fourth quarter of 2005, the Company announced a strategic reassessment plan to improve performance and better position the Company for long-term growth. The plan focuses on (i) cost reduction initiatives from which the Company expects to achieve $525 million in annual savings by the end of 2008, (ii) revenue growth initiatives, and (iii) organizational changes to enable the cost reduction and revenue growth initiatives. As part of the initiative plan, the Company completed the sale of its Consumer Packaging division on June 30, 2006 and used the proceeds to reduce debt. The original cost reduction initiatives target included cost savings benefits to be derived from the Consumer Packaging division and accordingly, the Company has adjusted this target to exclude the impact of the Consumer Packaging division from both the target and actual savings achieved.

For 2006, the Company is targeting $240 million of cost savings from the strategic initiatives. During the three and six months ended June 30, 2006, the Company realized cost savings of approximately $45 million and $78 million, respectively, from its strategic initiatives compared to levels prior to the commencement of the initiatives.

In connection with this plan, during the second quarter of 2006, the Company recorded restructuring charges of $13 million, including non-cash charges of $5 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value. The Company announced the closure of three converting facilities and idled one corrugator, which resulted in the termination of approximately 270 employees. The remaining charges were primarily for severance and benefits.

For the six months ended June 30, 2006, the Company recorded restructuring charges of $22 million, including non-cash charges of $10 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value. The Company has shut-down or announced the closure of six converting facilities and idled two corrugators, which resulted in the termination of approximately 480 employees. The net sales and operating losses of these facilities in 2006 prior to closure were $30 million and $8 million, respectively. The net sales and operating losses of these facilities for the year ended December 31, 2005 were $96 million and $12 million, respectively. Additional charges of up to $10 million will be recorded in future periods for severance and benefits related to the closure of these converting facilities and for pension settlement costs.

The Company recorded restructuring charges of $3 million and $4 million for the three and six months ended June 30, 2005, respectively, including a $2 million non-cash charge to write-down assets, primarily property, plant and equipment, to estimated net realizable value. The remaining charges were primarily for severance and benefits.

At December 31, 2005, the Company had $55 million of accrued exit liabilities related to the restructuring of operations. For the three and six months ended June 30, 2006, the Company incurred $4 million and $16 million, respectively, of cash disbursements related to these exit liabilities. In addition, for the three and six months ended June 30, 2006, the Company incurred $4 million and $7 million, respectively, of cash disbursements related to exit liabilities established during 2006.

5.              Stock-Based Compensation

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

The lattice option pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior. Expected volatility was based on historical volatility on SSCC’s common stock and current implied volatilities from traded options on SSCC’s common stock. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant. The dividend yield on SSCC’s common stock is assumed to be zero since SSCC has not paid dividends and has no current plans to do so in the future. The expected life was determined from the lattice option pricing model. The lattice option pricing model incorporates exercise and post-vesting forfeiture assumptions based on analysis of historical data. The following table provides the assumptions used in determining the fair value of the stock-based awards granted during the three and six months ended June 30, 2006.

	Three months ended June 30, 2006	Six months ended June 30, 2006
Weighted-average dividend yield	0.00%	0.00%
Weighted-average volatility	36%	36%
Risk-free interest rate	4.98%	4.60%
Weighted-average expected life	5	5

The impact of adopting SFAS No. 123(R) for the three and six months ended June 30, 2006 was a $2 million and $3 million increase, respectively, in selling and administrative expenses due to recognizing expense on non-vested, outstanding shares issued prior to the adoption of SFAS No. 123 on January 1, 2003. At June 30, 2006, the total compensation cost related to non-vested awards not yet recognized was approximately $38 million to be recognized through March 31, 2009, with a weighted-average expense period of approximately 2 years.

During the first and second quarters of 2006, the Company granted performance-based stock options to management level employees responsible for implementing the strategic initiative plan. Vesting is dependent upon the financial performance of the Company and the attainment of the strategic initiative savings from 2006 to 2008. These performance-based stock options expire no later than seven years from the date of grant. Compensation expense is recorded over the three-year performance period based on the achievement of the performance criteria.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation under SFAS No. 123. The Company selected the prospective transition method as allowed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which requires expensing options prospectively, beginning in the year of adoption, and utilized the Black-Scholes formula to estimate the value of stock options granted to employees. The assumptions used in the Black-Scholes formula are described in the 2005 10-K. Because the prospective transition method was used and awards vest over three to eight years, the expense for the three and six months ended June 30, 2005 is less than what would have been recognized if the fair value-based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net (loss) and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three and six month periods ended June 30, 2005.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income (loss), as reported	$4	$(12)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1	3
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3)	(6)
Pro forma net income (loss)	$2	$(15)

6.              Gain on Sale of Assets

The Company recorded a gain of $23 million in the first quarter of 2006 related to the divestiture of its Port St. Joe, Florida joint venture interest and related real estate.

7.              Other, Net

For the three and six months ended June 30, 2006, the Company recorded non-cash foreign currency losses of $14 million and $12 million, respectively, related to its operations in Canada. For the three and six months ended June 30, 2005, the Company recorded non-cash foreign currency gains of $5 million and $4 million, respectively, related to its operations in Canada.

8. Accounts Receivable Securitization Programs

At June 30, 2006 and December 31, 2005, $655 million and $592 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the Company retained a subordinated interest. The off-balance sheet SRC debt and funding received from the Canadian accounts receivable program totaled $527 million and $472 million, respectively, as of those dates.

At June 30, 2006, the Consumer Packaging division receivables sold under the accounts receivable securitization program were $126 million. As these outstanding accounts receivable are collected, the cash will be used to reduce the related off-balance sheet debt.

9. Long-Term Debt

On May 23, 2006, the Company commenced a cash tender offer to purchase up to $400 million in unsecured senior notes, applicable to any and all of its $300 million aggregate principal amount of outstanding 9.25% unsecured senior notes due 2008 and a portion of its $750 million aggregate principal amount of outstanding 9.75% unsecured senior notes due 2011. As of June 29, 2006, the expiration date of the offer, approximately $298 million of the outstanding 9.25% unsecured senior notes had been tendered and were purchased by SSCE at a price equal to 105.8% of the principal amount thereof (together with accrued interest thereon) and approximately $725 million of the outstanding 9.75% unsecured senior notes were tendered. Pursuant to the terms of the tender offer, the Company purchased approximately $102 million of the 9.75% unsecured senior notes on a pro-rata basis at a price equal to 105.1% of the principal amount thereof (together with accrued interest thereon).

On June 9, 2006, the Company and its subsidiary, Smurfit-Stone Container Canada Inc., as borrowers and SSCC, as guarantor, entered into an amendment to the senior credit facility with its lending group permitting the Company to use a portion of the net cash proceeds to be received from the sale of the Company’s Consumer Packaging division and additional borrowings, if necessary, to prepay certain unsecured debt. The amendment (i) required the use of $240 million of the proceeds to prepay Tranche B term loans; (ii) permitted the use of up to $400 million of the proceeds to prepay the unsecured senior notes; and (iii) permitted the reinvestment of up to $250 million of the balance of the proceeds in the business of the Company and its subsidiaries. If, after giving effect to the payments described above, the remaining balance of the proceeds exceeds $10 million, the Company would be required to use the remaining balance of the proceeds to make a further repayment of the term loans in accordance with the provisions of the senior credit facility.

On June 30, 2006, the Company completed the sale of the Consumer Packaging division (See Note 3) and used the proceeds to repay the following obligations under its senior secured credit facilities and unsecured senior notes:

Tranche B term loan, due in various installments through November 1, 2011	$240
SSCE revolving credit facility, due November 1, 2009	218
9.25% unsecured senior notes, due February 1, 2008	298
9.75% unsecured senior notes, due February 1, 2011	102
Other debt	20
Total debt repayment	$878
Tender premium and fees	24
Total application of net proceeds	$902

In the second quarter of 2006, the Company recorded a loss on early extinguishment of debt of $28 million related to the repayment of borrowings with net proceeds from the sale of its Consumer Packaging division. The loss included $24 million for tender premiums and fees for the unsecured senior notes called and a $4 million non-cash write-off of related unamortized deferred debt issuance costs.

10. Guarantees

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment. At June 30, 2006, the maximum potential amount of future payments related to these guarantees was approximately $35 million and decreases ratably over the life of the contracts. In the event the guarantees on these contracts were called, which the Company currently believes is not probable, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

11. Employee Benefit Plans

The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees. The Company also sponsors noncontributory and contributory defined benefit pension plans for its Canadian operations.

The Company’s postretirement plans provide health care and life insurance benefits for all retired salaried and certain retired hourly employees, and for salaried and certain hourly employees who have reached the age of 60 with ten years of service as of January 1, 2007.

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs, including the discontinued Consumer Packaging division, are as follows:

	Three months ended June 30,				Six months ended June 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$19	$21	$2	$2	$39	$41	$3	$4
Interest cost	48	47	3	3	96	95	7	7
Expected return on plan assets	(56)	(54)			(111)	(105)
Amortization of prior service cost (benefit)	3	3	(1)		5	5	(2)	(1)
Amortization of net loss	22	15	1	2	43	31	2	3
Settlements					2
Multi-employer plans	1	1			3	3
Net periodic benefit cost	$37	$33	$5	$7	$77	$70	$10	$13

The Company’s 2006 expected contributions to its qualified defined benefit plans and benefit payments to its non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2005.

12. Derivative Instruments and Hedging Activities

The Company’s derivative instruments used for its hedging activities are designed as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt.

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company’s purchases of natural gas used in the manufacturing process. The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of June 30, 2006, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions was 30 months. For the three and six months ended June 30, 2006, the Company reclassified a $1 million loss (net of tax) and an immaterial amount, respectively, from other comprehensive income (“OCI”) to cost of goods sold when the hedged items were recognized. For the three and six months ended June 30, 2005, the Company reclassified an immaterial amount and a $1 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of these commodity derivative instruments at June 30, 2006 was a $3 million liability, of which $2 million was included in other current liabilities, and $1 million was included in other long-term liabilities.

For the three and six months ended June 30, 2006, the Company recorded a $3 million loss (net of tax) and an $8 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting. For the three and six months ended June 30, 2005, the Company recorded a $3 million loss (net of tax) and a $3 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the three and six months ended June 30, 2006, the Company recorded a $1 million loss (net of tax) and a $2 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments related to commodity derivative instruments not qualifying for hedge accounting. For the three and six months ended June 30, 2005, the Company recorded an immaterial amount and a $1 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments related to commodity derivative instruments not qualifying for hedge accounting

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar. The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows. As of June 30, 2006, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency was 18 months. For the three and six months ended June 30, 2006, the Company reclassified a $1 million gain (net of tax) and a $2 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments. For the three and six months ended June 30, 2005, the Company reclassified an immaterial amount and a $2 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments. The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded. The fair value of the Company’s foreign currency derivative instruments at June 30, 2006 was a $6 million asset, included in prepaid expenses and other current assets.

For the three and six months ended June 30, 2006, the Company recorded an immaterial amount in cost of goods sold related to the change in fair value of certain foreign currency derivative instruments not qualifying for hedge accounting. For the three and six months ended June 30, 2005, the Company recorded an immaterial amount and a $1 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain foreign currency derivative instruments not qualifying for hedge accounting.

For the three and six months ended June 30, 2006, the Company recorded an immaterial amount in cost of goods sold on settled foreign currency derivative instruments not qualifying for hedge accounting. For the three and six months ended June 30, 2005, the Company recorded an immaterial amount and a $1 million gain (net of tax), respectively, in cost of goods sold on settled foreign currency derivative instruments not qualifying for hedge accounting

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%. These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans. Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded. The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period. For the three and six months ended June 30, 2006, the Company reclassified an immaterial amount from OCI to interest expense when the hedged items were recognized. For the three and six months ended June 30, 2005, the Company reclassified a $1 million loss (net of tax) and a $2 million loss (net of tax), respectively, from OCI to interest expense when the hedged items were recognized. The fair value of the Company’s interest rate swap contracts at June 30, 2006 was an $18 million asset included in other assets.

The cumulative deferred hedge gain on all derivative instruments was $12 million (net of tax) at June 30, 2006, including a $1 million loss (net of tax) on commodity derivative instruments, a $2 million gain (net of tax) on foreign currency derivative instruments and an $11 million gain (net of tax) on interest rate swap contracts. The Company expects to reclassify a $1 million gain (net of tax) into cost of goods sold within the next 12 months, related to the commodity and foreign currency derivative instruments.

13. Income Taxes

The sale of the Consumer Packaging division (See Note 3) generated a taxable gain for U.S. income tax purposes that will be offset by available net operating loss (“NOL”) carryforwards, a portion of which are subject to valuation allowances previously established in a prior purchase business combination. Due to the utilization of these NOL carryforwards, the related valuation allowances were reduced by $157 million in the second quarter of 2006 with a corresponding reduction in goodwill related to the prior business combination.

U.S. federal alternative minimum tax of approximately $14 million is expected to be paid during the second half of 2006 related to the sale of the Consumer Packaging division.

14. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(41)	$4	$(102)	$(12)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments		(11)	(9)	1
Net hedging loss (gain) reclassified into earnings		1	(2)	1
Foreign currency translation adjustment			(1)	1
Comprehensive income (loss)	$(41)	$(6)	$(114)	$(9)

15. Goodwill

The following table summarizes the activity of goodwill by segment for the six months ended June 30, 2006:

	Containerboard & Corrugated Containers	Consumer Packaging	Total
Balance at January 1, 2006	$3,030	$279	$3,309
Goodwill included in loss on sale of discontinued operations		(279)	(279)
Goodwill reduced as a result of a reduction of valuation allowances associated with NOL utilization	(157)		(157)
Balance at June 30, 2006	$2,873	$666	$2,873

The Consumer Packaging segment goodwill was eliminated as part of the Consumer Packaging division sale (see Note 3). Goodwill was reduced by $157 million as a result of a reduction of the valuation allowances associated with NOL carryforwards utilized as a result of the sale (see Note 13).

16.  Business Segment Information

The Company’s Consumer Packaging segment, which was sold as of June 30, 2006 (See Note 3), has been classified as discontinued operations and is excluded from the segment results for all periods presented. As a result, the Company has one reportable segment, Containerboard and Corrugated Containers. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. It also provides single source full merchandising solutions to retailers and consumer packaging companies. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the 2005 10-K. Intersegment sales and transfers are recorded at market prices.

Other includes corporate related items and a non-reportable segment, Reclamation. Corporate related items include expenses not allocated to reportable segments, including corporate expenses, restructuring charges, unrealized gains or losses on derivative instruments not qualifying for hedge accounting, non-cash foreign currency gains or losses, gains or losses from the sale of businesses and real estate and interest expense.

A summary by business segment follows:

	Containerboard & Corrugated Containers	Other	Total
Three months ended June 30,
2006
Revenues from external customers	$1,677	$88	$1,765
Intersegment revenues		56	56
Segment profit (loss)	118	(192)	(74)

2005
Revenues from external customers	$1,661	$99	$1,760
Intersegment revenues		59	59
Segment profit (loss)	94	(110)	(16)

Six months ended June 30,
2006
Revenues from external customers	$3,323	$171	$3,494
Intersegment revenues		101	101
Segment profit (loss)	128	(316)	(188)

2005
Revenues from external customers	$3,270	$199	$3,469
Intersegment revenues		116	116
Segment profit (loss)	160	(222)	(62)

17. Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability of $4 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. As of June 30, 2006, the Company had approximately $25 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet. The Company believes the liability for these matters was adequately reserved at June 30, 2006.

If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company’s expected share increases, the resulting liability could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company is a defendant in a number of lawsuits and claims arising out of the conduct of its business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against the Company cannot be predicted with certainty, the management of the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations, or cash flows.

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

GENERAL

We meet the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format permitted thereby. The omitted information is substantially similar to the disclosures contained in Smurfit-Stone Container Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on the date hereof. In accordance with General Instruction (H) (2) (a), the discussion of our results of operations below includes only a narrative analysis of the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.

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

Our Consumer Packaging segment, which was sold as of June 30, 2006 (see “Discontinued Operations”), has been classified as discontinued operations and is excluded from the segment results for all periods presented. As a result, we have one reportable segment, Containerboard and Corrugated Containers.

DISCONTINUED OPERATIONS

During the second quarter of 2006, we entered into an agreement to sell substantially all of the assets of the Consumer Packaging division to a company formed by Texas Pacific Group for approximately $1.04 billion. On June 30, 2006, we completed the sale transaction and received cash proceeds of $902 million, which excluded $126 million of certain accounts receivables previously sold by us to Stone Receivables Corporation under the accounts receivable securitization program and was net of sales transaction costs and other closing adjustments. We recorded a pretax gain of $174 million, offset by a $175 million income tax provision, resulting in a net loss on sale of discontinued operations of $1 million, subject to post-closing adjustments as provided in the sale agreement. The after-tax loss is the result of a provision for income taxes that is higher than the statutory income tax rate due to non-deductible goodwill of $273 million.

The Consumer Packaging division was a reportable segment comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses, and one consumer packaging plant in Brampton, Ontario. Net sales for these operations were $787 million, for the six months ended June 30, 2006, and $777 million for the six months ended June 30, 2005. These facilities employed approximately 6,600 hourly and salaried employees. The results of operations from the Consumer Packaging segment have been reclassified as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

Strategic Initiatives

During the fourth quarter of 2005, we announced a strategic reassessment plan to improve performance and better position us for long-term growth. Our plan focuses on (i) cost reduction initiatives from which we expect to achieve $525 million in annual savings by the end of 2008, (ii) revenue growth initiatives and (iii) organizational changes to enable the cost reduction and revenue growth initiatives.

As part of the initiative plan, we completed the sale of our Consumer Packaging division on June 30, 2006 and used the proceeds to reduce debt. Our original cost reduction initiative target included cost savings benefits to be derived from the Consumer Packaging division and accordingly, we have adjusted this target to exclude the impact of the Consumer Packaging division from both the target and actual savings achieved.

For 2006, we are targeting $240 million of cost savings from our strategic initiatives. For the six months ended June 30, 2006, we realized cost savings of approximately $78 million from our strategic initiatives. Since we announced our strategic reassessment plan, we have realized cumulative cost savings of approximately $123 million. The cumulative cost savings include a reduction of fixed costs primarily related to the closures of two containerboard mills in August 2005, other workforce reductions in the Containerboard and Corrugated Containers segment and a one-time curtailment gain related to the elimination of postretirement health care and life insurance benefits for certain employees. To date, we have closed two containerboard mills, shut down or announced the closures of eleven converting facilities and idled two corrugators. As a result of these actions, we have reduced our headcount by more than 2,500 since June 30, 2005, including 1,000 during the first half of 2006.

Recently Adopted Accounting Standards

In September 2005, the Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty” (EITF No. 04-13) effective for us April 1, 2006, for new arrangements and modifications or renewals of existing arrangements. EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction. We adopted EITF No. 04-13 effective April 1, 2006 which required us to prospectively report certain inventory buy/sell transactions of similar containerboard types in our Containerboard and Corrugated Containers segment on a net basis in our consolidated statements of operations, thereby reducing net sales and cost of goods sold by $70 million for the three months ended June 30, 2006. Had EITF No. 04-13 previously been in effect, net sales and cost of goods sold would have been reduced by an additional $58 million for the six months ended June 30, 2006 and $153 million for the six months ended June 30, 2005.

Overview

We had a net loss of $102 million for the first half of 2006. Net sales increased 0.7% compared to the first half of 2005 due primarily to higher average sales prices and higher sales volume for corrugated containers and containerboard. Net sales for the first half of 2006 were unfavorably impacted by the adoption of EITF No. 04-13. Compared to the first half of 2005, our net loss increased due primarily to a loss on early extinguishment of debt, higher non-cash foreign currency losses, restructuring charges and interest expense and higher costs for energy, freight and chemicals.

We expect our results from operations to improve in the second half of 2006 as a result of higher average sales prices for containerboard and corrugated containers, lower interest expense, lower energy and employee benefit costs and the continuing benefit from our strategic initiatives.

Six Months 2006 Compared to Six Months 2005

	Six months ended June 30,
	2006		2005
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard and corrugated containers	$3,323	$128	$3,270	$160
Other operations (1)	171	8	199	12
Total segment operations	$3,494	136	$3,469	172

Restructuring charges		(22)		(4)
Gain on sale of assets		24
Interest expense, net		(188)		(172)
Loss on early extinguishment of debt		(28)
Non-cash foreign currency gains (losses)		(12)		4
Mark-to-market unrealized gains (losses) on derivative instruments (2)		(15)		2
Corporate expenses and other (3)		(83)		(64)
Loss from continuing operations before income taxes		$(188)		$(62)

(1) Other operations consists of our reclamation division, which is a non-reportable segment.

(2) Amounts include mark-to-market unrealized gains or losses on natural gas commodity and foreign currency derivative instruments not qualifying for hedge accounting.

(3) Amounts include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

The increase in net sales was due primarily to the improvement in average sales prices and sales volume for the Containerboard and Corrugated Containers segment. The change in net sales for each of our segments, including the impact of adopting EITF No. 04-13, as described in “Recently Adopted Accounting Standards,” is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Other Operations	Total

Sales price and product mix	$59	$(26)	$33
Sales volume	64	(2)	62
EITF No. 04-13	(70)		(70)
Total	$53	$(28)	$25

Cost of goods sold increased from $3,023 million in 2005 to $3,102 million in 2006 due primarily to the higher sales volume ($55 million) and higher costs for energy ($40 million), freight ($29 million), chemicals ($10 million) and wood fiber ($6 million). Cost of goods sold was favorably impacted by lower cost for reclaimed material ($46 million) and the impact of adopting EITF No. 04-13 ($70 million). Cost of goods sold as a percent of net sales increased from 87.1% in 2005 to 88.8% in 2006 due primarily to the higher costs.

Selling and administrative expense increased $13 million compared to last year due primarily to higher stock-based compensation expense ($6 million), including $3 million due to the impact of adopting SFAS No. 123(R) on January 1, 2006, and costs related to the implementation of the strategic initiatives ($8 million). Selling and administrative expense as a percent of net sales increased from 9.5% in 2005 to 9.8% in 2006 due in part to the adoption of EITF No. 04-13.

In connection with our strategic initiatives, for the six months ended June 30, 2006, we recorded restructuring charges of $22 million, including non-cash charges of $10 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value. We shut down or announced the closure of six converting facilities and idled two corrugators, which resulted in the termination of approximately 480 employees. The remaining charges were primarily for severance and benefits. Additional charges of up to $10 million will be recorded in future periods for severance and benefits related to the closure of three converting facilities and for pension settlement costs.

Interest expense, net was $188 million in 2006. The $16 million increase over 2005 was the result of higher interest rates ($12 million), higher average borrowings ($3 million) and the reclassification of $1 million of interest expense to discontinued operations. Our overall average effective interest rate in 2006 was higher than 2005 by approximately 0.50%.

In the second quarter of 2006, we recorded a loss on early extinguishment of debt of $28 million related to the repayment of borrowings with net proceeds from the sale of our Consumer Packaging division. The loss included $24 million for tender premiums and fees for the redemption of unsecured senior notes and a $4 million non-cash write-off of related unamortized deferred debt issuance costs.

We recorded a gain of $23 million in the first quarter of 2006 related to the divestiture of our Port St. Joe, Florida joint venture interest and related real estate.

Other, net for 2006 included non-cash foreign currency losses of $12 million compared to gains of $4 million in 2005.

Benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to state income taxes and the effect of other permanent differences. In connection with the sale of the Consumer Packaging division, during the second quarter of 2006, we recorded a pretax gain of $174 million, offset by a $175 million income tax provision, resulting in a net loss on sale of discontinued operations of $1 million. The after-tax loss is the result of a provision for income taxes that is higher than the statutory income tax rate due to the non-deductibility of goodwill. U.S. federal alternative minimum tax of approximately $14 million is expected to be paid during the second half of 2006 related to the sale of the Consumer Packaging division.

Containerboard and Corrugated Containers Segment

Net sales increased 1.6% in 2006 compared to last year primarily as a result of higher sales volume and higher average sales prices for corrugated containers and containerboard. Shipments of corrugated containers increased 0.8% and containerboard shipments to third parties increased 16.8% compared to the same period last year. Average domestic linerboard prices in the first half of 2006 were 5.4% higher compared to the first half of 2005. Our average North American selling price for corrugated containers was 0.5% higher compared to the first half of 2005. Our average sales prices for market pulp, kraft paper and SBS increased approximately 3.9%, 2.1% and 1.9%, respectively, compared to the first half of last year.

Our containerboard mills operated at 98.5% of capacity in the first half of 2006 and production increased 0.8% compared to last year. Production of market pulp and kraft paper were comparable, while production of SBS increased by 8.8%, compared to last year.

Profits decreased $32 million compared to last year due primarily to higher costs of energy ($40 million), freight ($29 million), chemicals ($10 million) and wood fiber ($6 million). Profits were favorably impacted by the higher sales volume, higher average sales prices and lower costs for reclaimed fiber ($12 million).

Other Operations

Net sales decreased 14.1% due primarily to lower average sales prices for reclaimed fiber. The average price for OCC decreased approximately $20 per ton compared to last year. Total tons of fiber reclaimed and brokered for the six months ended June 30, 2006 was comparable to the same period last year. Lower external sales volume was offset by higher internal consumption. Profits in 2006 decreased $4 million compared to last year due primarily to the lower average selling prices and the loss of a profitable customer account.

Statistical Data

(In thousands of tons, except as noted)	Six months ended June 30,
	2006	2005
Mill production
Containerboard (1)	3,631	3,603
Kraft paper	101	102
Market pulp	281	280
SBS	149	137
North American corrugated containers sold (billion sq. ft.) (2)	40.3	40.0
Fiber reclaimed and brokered	3,296	3,298

(1)          For the six months ended June 30, 2006 and 2005, our corrugated container plants consumed 2,701,000 tons and 2,708,000 tons of containerboard, respectively.

(2)          Excludes intercompany shipments. Includes our proportionate share of affiliates reported on an equity ownership basis.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Income Taxes

The sale of the Consumer Packaging division generated a taxable gain for U.S. income tax purposes that will be offset by available net operating loss (NOL) carryforwards, a portion of which are subject to valuation allowances previously established in a prior purchase business combination. Due to the utilization of these NOL carryforwards, the related valuation allowances were reduced by $157 million in the second quarter of 2006 with a corresponding reduction to goodwill that resulted from a prior purchase business combination.

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

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

In May 2003, we received a Violation Notice from the Illinois Environmental Protection Agency (IEPA) alleging that our flexible packaging facility in Schaumburg, Illinois violated various provisions of the Illinois Environmental Protection Act and various conditions of the applicable Clean Air Act permit issued to the facility. In June 2003, we received a Notice of Violation (NOV) and Finding of Violation (FOV) from the EPA containing similar allegations. The allegations primarily relate to the alleged failure of two afterburner systems designed to capture and reduce certain emissions from printing presses below required levels and the potential impact of such failure on past and future regulatory standards, permitting requirements, emission credit requirements, recordkeeping and reporting. After making certain repairs to the two old systems, we subsequently replaced these systems with a single regenerative thermal oxidizer to eliminate future failures and ensure long-term compliance. The Schaumburg facility was among the assets of the Consumer Packaging Division, which were sold on June 30, 2006 to Bluegrass Container Company, LLC, an entity formed by Texas Pacific Group. We responded to the IEPA Violation Notice and the EPA NOV and FOV and are negotiating an acceptable resolution with IEPA and EPA. The costs to resolve this matter will not be material and will be the responsibility of Bluegrass Container Company, LLC, which has assumed all obligations with respect thereto.

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

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Intentionally omitted in accordance with General Instruction (H) of Form 10-Q.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Intentionally omitted in accordance with General Instruction (H) of Form 10-Q.

ITEM 5.          OTHER INFORMATION

Intentionally omitted in accordance with General Instruction (H) of Form 10-Q.

ITEM 6.          EXHIBITS

The following exhibits are included in this Form 10-Q:

10.1

Second Amendment of Employment Agreement of Patrick J. Moore effective as of July 25, 2006, between Smurfit-Stone Container Corporation (“SSCC”) and Patrick J. Moore (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.2

First Amendment of Employment Agreement of Charles A. Hinrichs effective as of July 25, 2006, between Smurfit-Stone Container Corporation and Charles A. Hinrichs (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.3

Amendment No. 3 dated as of June 9, 2006, to the Credit Agreement dated as of November 1, 2004, as amended by Amendment No. 1 dated as of September 30, 2005, and Incremental Term Loan Assumption Agreement and Amendment No. 2 dated as of December 20, 2005, among Smurfit-Stone Container Corporation, as Guarantor; Smurfit-Stone Container Enterprises, Inc. and Smurfit-Stone Container Canada Inc., as Borrowers; the Lenders from time to time party thereto; Deutsche Bank Trust Company Americas, as Senior Agent, Administrative Agent, Collateral Agent, Swingline Lender and Revolving Facility Facing Agent; Deutsche Bank AG, as Canadian Administrative Agent and Revolving (Canadian) Facility Facing Agent; and JPMorgan Chase Bank, N.A., as Senior Agent, Deposit Account Agent and Deposit Funded Facility Facing Agent (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated June 13, 2006).

10.4

Asset Purchase Agreement, dated May 11, 2006, by and among Smurfit-Stone Container Enterprises, Inc., Smurfit-Stone Container Canada Inc. and Bluegrass Container Company, LLC (incorporated by reference to Exhibit 2.1 to SSCC’s Current Report on Form 8-K dated July 6, 2006).

10.5

Amendment No. 1 to Asset Purchase Agreement, dated June 30, 2006, by and among Smurfit-Stone Container Enterprises, Inc., Smurfit-Stone Container Canada Inc. and Bluegrass Container Company, LLC (incorporated by reference to Exhibit 2.2 to SSCC’s Current Report on Form 8-K dated July 6, 2006).

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

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
(Registrant)

Date: August 7, 2006	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)