Form 10-Q
period 2007-03-31
SMURFIT-STONE CONTAINER ENTERPRISES INC
filed 2007-05-10
CIK 94610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2007
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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 4, 2007, the registrant had outstanding 770 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted thereby.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31, (In millions)	2007	2006
Net sales	$1,824	$1,729
Costs and expenses
Cost of goods sold	1,610	1,590
Selling and administrative expenses	167	173
Restructuring charges	24	9
Gain on sale of assets		(23)
Income (loss) from operations	23	(20)
Other income (expense)
Interest expense, net	(74)	(92)
Loss on early extinguishment of debt	(23)
Other, net	(12)	(3)
Loss from continuing operations before income taxes	(86)	(115)
Benefit from income taxes	34	43
Loss from continuing operations	(52)	(72)
Discontinued operations
Income from discontinued operations, net of income tax provision of $6		10
Net loss	$(52)	$(62)

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In millions, except share data)	2007	2006
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$11	$9
Receivables, less allowances of $7 in 2007 and 2006	178	166
Retained interest in receivables sold	189	179
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	157	155
Materials and supplies	397	383
	554	538
Prepaid expenses and other current assets	31	34
Total current assets	963	926
Net property, plant and equipment	3,725	3,731
Timberland, less timber depletion	43	43
Goodwill	2,873	2,873
Other assets	190	203
	$7,794	$7,776
Liabilities and Stockholder’s Equity

Current liabilities
Current maturities of long-term debt	$16	$84
Accounts payable	603	542
Accrued compensation and payroll taxes	171	211
Interest payable	63	79
Income taxes payable	3	2
Current deferred income taxes	2	2
Other current liabilities	132	145
Total current liabilities	990	1,065
Long-term debt, less current maturities	3,723	3,550
Other long-term liabilities	1,097	1,010
Deferred income taxes	354	487
Stockholder’s equity
Common stock, par value $.01 per share; 1,000 shares authorized, 770 issued and outstanding in 2007 and 2006, respectively
Additional paid-in capital	3,645	3,635
Retained earnings (deficit)	(1,611)	(1,559)
Accumulated other comprehensive income (loss)	(404)	(412)
Total stockholder’s equity	1,630	1,664
	$7,794	$7,776

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, (In millions)	2007	2006
Cash flows from operating activities
Net loss	$(52)	$(62)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Loss on early extinguishment of debt	23
Depreciation, depletion and amortization	88	100
Amortization of deferred debt issuance costs	2	2
Deferred income taxes	(38)	(55)
Pension and postretirement benefits	(4)	23
Gain on sale of assets		(23)
Non-cash restructuring charges	12	5
Non-cash stock based compensation	6	5
Non-cash foreign currency (gains) losses	5	(2)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(21)	(39)
Inventories	(16)	8
Prepaid expenses and other current assets	4	(3)
Accounts payable and accrued liabilities	25	(70)
Interest payable	(16)	(18)
Other, net	2	10
Net cash provided by (used for) operating activities	20	(119)
Cash flows from investing activities
Expenditures for property, plant and equipment	(96)	(56)
Proceeds from property disposals	2	28
Net cash used for investing activities	(94)	(28)
Cash flows from financing activities
Proceeds from long-term debt	675
Net borrowings (repayments) of long-term debt	(571)	147
Debt repurchase premiums	(19)
Dividends paid	(2)	(2)
Capital contribution from SSCC		1
Deferred debt issuance costs	(7)
Net cash provided by financing activities	76	146

Increase (decrease) in cash and cash equivalents	2	(1)
Cash and cash equivalents
Beginning of period	9	5
End of period	$11	$4

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)

1.              Significant Accounting Policies

Basis of Presentation:  The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Enterprises, Inc. (“SSCE” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company’s financial position, results of operations and cash flows.  These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCE Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”) filed February 28, 2007 with the Securities and Exchange Commission.

SSCE is a wholly-owned subsidiary of Smurfit-Stone Container Corporation (“SSCC”).  SSCE has domestic and international operations.

Recently Adopted Accounting Standards:  Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The FSP requires retrospective application to all financial statements presented.  The new standard does not impact the Company’s annual 2006 financial statements; however, the impact on the Company’s previously reported 2006 first quarter loss from continuing operations and net loss is expense of $1 million, which is reflected in cost of goods sold in the Containerboard and Corrugated Containers segment.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  FIN No. 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Upon adoption, the Company reduced its existing reserves for uncertain tax positions by $2 million.  This reduction was recorded as a cumulative effect adjustment to the retained deficit.  As of January 1, 2007, the Company had $134 million of unrecognized tax benefits, of which $38 million was classified as a reduction to the amount of the Company’s net operating loss carryforwards and $96 million was classified as a liability for unrecognized tax benefits and included in other long-term liabilities.  All unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

Upon adoption of FIN No. 48, the Company elected to classify interest and penalties related to unrecognized tax benefits in the Company’s income tax provision, consistent with the Company’s previous accounting policy.  Unrecognized tax benefits of $14 million for interest and penalties are included as a component of the $134 million of unrecognized tax benefits noted above.  The interest was computed on the difference between the tax position recognized in accordance with FIN No. 48 and the amount previously taken or expected to be taken in the Company’s tax returns, adjusted to reflect the impact of net operating loss and other tax carryforward items  (See Note 12).

Effective April 1, 2006, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” for new arrangements and modifications or renewals of existing arrangements.  EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction.   EITF No. 04-13 required the Company to prospectively report, beginning in the second quarter of 2006, certain inventory buy/sell transactions of similar containerboard types in the Containerboard and Corrugated Containers segment on a net basis in the consolidated statements of operations.  Had the EITF been in effect, net sales and cost of goods sold would have been reduced by an additional $58 million for the first quarter of 2006.

2.              Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.              Strategic Initiatives and Restructuring Activities

During 2005, the Company announced a strategic initiatives plan to improve performance and better position the Company for long-term growth.  The plan focused on cost reduction and productivity initiatives from which the Company expects to achieve $525 million in annual savings by the end of 2008.

In the first quarter of 2007, in conjunction with the strategic initiatives plan, the Company closed three converting facilities and announced the closure of three additional converting facilities.  The Company reduced its headcount by approximately 730 employees due to plant closures and other strategic initiatives actions and recorded restructuring charges of $24 million.  The restructuring charges include non-cash charges of $12 million related to the acceleration of depreciation over the revised useful life of equipment expected to be abandoned or taken out of service.  The remaining charges were primarily for severance and benefits.  The net sales of these facilities in 2007 prior to closure and for the year ended December 31, 2006 were $12 million and $97 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of up to $2 million will be recorded in future periods for severance and benefits related to the closure of these converting facilities.

Subsequent to March 31, 2007, the Company announced the closure of two containerboard mills (See Note 17) and three additional converting facilities.  Restructuring charges of approximately $3 million are expected related to the converting facilities.

During the first quarter of 2006, the Company recorded restructuring charges of $9 million, including non-cash charges of $5 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value related to the announced closure of three converting facilities.  The remaining charges were primarily for severance and benefits.

At December 31, 2006, the Company had $47 million of accrued exit liabilities related to the restructuring of operations.  During the first quarter of 2007, the Company incurred $11 million of cash disbursements related to these exit liabilities.  In addition, for the three months ended March 31, 2007, the Company incurred $4 million of cash disbursements related to exit liabilities established during 2007.

4.              Discontinued Operations

On June 30, 2006, the Company completed the sale of substantially all of the assets of its Consumer Packaging division for $1.04 billion.  The Consumer Packaging division was a reportable segment of the Company comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the

United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario.   Net sales for these operations were $396 million for the three months ended March 31, 2006.  These facilities employed approximately 6,600 hourly and salaried employees.  The results of operations for the Consumer Packaging segment have been reclassified as discontinued operations for the first quarter of 2006.

5.              Gain on Sale of Assets

The Company recorded a gain of $23 million in the first quarter of 2006 related to the divestiture of its Port St. Joe, Florida joint venture interest and related real estate.

6.              Other, Net

For the three months ended March 31, 2007 and 2006, the Company recorded non-cash foreign currency losses of $5 million and gains of $2 million, respectively, related to its operations in Canada.

7.  Accounts Receivable Securitization Programs

At March 31, 2007 and December 31, 2006, $633 million and $590 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the Company retained a subordinated interest.  The off-balance sheet debt related to the two accounts receivable programs totaled $449 million and $448 million, respectively, as of those dates.

8.  Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At March 31, 2007, the maximum potential amount of future payments related to these guarantees was approximately $33 million and decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

In 2006, the Company entered into an agreement to guarantee a portion of a third party’s debt in decreasing amounts through January 2010.  The guarantee was entered into in connection with the third party’s progress payment financing for the purchase and installation of machinery and equipment for the conversion of corrugated containerboard.  The Company and the third party are parties to a supply agreement through 2021, whereby the Company sells containerboard to the third party, and a purchase agreement through 2014, whereby the third party sells corrugated sheets to the Company.  At March 31, 2007, the maximum potential amount of the future payments related to this guarantee was approximately $12 million, and decreases as the third party’s contractual financial targets are met.  The Company has no recourse to the assets of the third party, other than that of a general unsecured creditor.  The fair value of this guarantee at March 31, 2007 was an immaterial amount and is included in other assets, with an offset in other long-term liabilities in the accompanying consolidated balance sheets.

The Company is contingently liable for $18 million under a one year letter of credit issued in April 2007 to support borrowings of one of the Company’s non-consolidated affiliates.  The letter of credit is collateralized by a pledge of affiliate stock owned by the other shareholder in the event the letter of credit is drawn upon and the other shareholder is unable to reimburse the Company for their 50% share of the letter of credit obligation.

9.  Long-Term Debt

On March 12, 2007, the Company commenced a cash tender offer to purchase all of the $648 million of 9.75% senior notes due 2011 (the “9.75% Senior Notes”) for total consideration equal to 103.5% of the principal amount plus accrued interest.

On March 26, 2007, the Company completed an offering of $675 million of 8.00% unsecured senior notes due March 15, 2017 (the “8.00% Senior Notes”).  The Company used the proceeds of this issuance to repay $546 million of 9.75% Senior Notes, which were purchased in connection with the cash tender offer, pay related tender premiums and accrued interest of $19 million and $8 million, respectively, and repay $95 million of the Company’s revolving credit facility.  In addition, the Company used the proceeds to pay fees and expenses of $7 million related to this transaction.  A loss on early extinguishment of debt of $23 million was recorded, including $19 million for tender premiums and a $4 million write-off of unamortized deferred debt issuance costs.

The 8.00% Senior Notes are redeemable in whole or in part at the option of the Company beginning on March 15, 2012 at a price of 104.0% of their principal amount, plus accrued interest. The redemption price will decline each year after 2012 and, beginning on March 15, 2015, will be 100% of their principal amount plus accrued interest.

On May 9th, 2007, the Company redeemed the remaining $102 million of the 9.75% Senior Notes at a redemption price of 103.25% plus accrued interest.  Borrowings under the Company’s revolving credit facility were used to redeem the notes and pay related call premiums and accrued interest.

On March 30, 2007, the Company used approximately $66 million in borrowings against the revolving credit facility, together with an escrow balance of $3 million, to prepay the $69 million outstanding aggregate principal balance of the Company’s 8.45% mortgage notes, which were payable on September 1, 2007.

10.  Employee Benefit Plans

The Company sponsors noncontributory defined benefit pension plans for its U.S. employees and also sponsors noncontributory and contributory defined benefit pension plans for its Canadian employees.  The Company’s defined benefit pension plans cover substantially all hourly employees, as well as salaried employees hired prior to January 1, 2006.

The Company’s postretirement plans provide certain health care and life insurance benefits for all retired salaried and certain retired hourly employees, and for salaried and certain hourly employees who have reached the age of 60 with 10 years of service as of January 1, 2007.

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs, including the discontinued operations of the Consumer Packaging division during 2006 (See Note 4) are as follows:

	Three months ended March 31,
	Defined Benefit Plans		Postretirement Plans
	2007	2006	2007	2006
Service cost	$14	$20	$1	$1
Interest cost	49	48	3	4
Expected return on plan assets	(58)	(55)
Amortization of prior service cost (benefit)	2	2	(1)	(1)
Amortization of net loss	15	21	1	1
Settlements	1	2
Multi-employer plans	1	2
Net periodic benefit cost	$24	$40	$4	$5

The Company’s 2007 expected contributions to its qualified defined benefit plans and benefit payments to its non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2006.

The 2007 and 2006 settlement charges are related to closed facilities and are included as part of restructuring charges (See Note 3).

11.  Derivative Instruments and Hedging Activities

The Company’s derivative instruments used for its hedging activities are designed as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt.

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel and heating oil.  The objective is to fix the price of a portion of the Company’s purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments have historically offset, and are expected to continue to offset, the changes in the price of the hedged item.  As of March 31, 2007, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with the commodities’ forecasted transactions was 21 months.

For the three months ended March 31, 2007 and 2006, the Company reclassified a $5 million loss (net of tax) and a $1 million gain (net of tax), respectively, from other comprehensive income (“OCI”) to cost of goods sold when the hedged items were recognized.  The fair value of the Company’s commodity derivative instruments at March 31, 2007 was an $8 million liability, of which $6 million was included in other current liabilities and $2 million was included in other long-term liabilities.

For the three months ended March 31, 2007 and 2006, the Company recorded a $3 million gain (net of tax) and a $5 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the three months ended March 31, 2007 and 2006, the Company recorded a $4 million loss (net of tax) and a $1 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments related to commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of March 31, 2007, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency exchange risk is 16 months.  For the three months ended March 31, 2007 and 2006, the Company reclassified a $1 million loss (net of tax) and a $1 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded.  The fair value of the Company’s foreign currency derivative instruments at March 31, 2007 was a $2 million asset, included in prepaid expenses and other current assets.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%.  These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  For the three months ended March 31, 2007 and 2006, the Company reclassified a $1 million gain (net of tax) and an immaterial amount, respectively, from OCI to interest expense when the hedged items were recognized.  The fair value of the Company’s interest rate swap contracts at March 31, 2007 was an $8 million asset included in other assets.

Deferred Hedge Gain (Loss)

The cumulative deferred hedge loss on all derivative instruments was an immaterial amount at March 31, 2007, including a $4 million loss (net of tax) on commodity derivative instruments, an immaterial amount on foreign currency derivative instruments and a $4 million gain (net of tax) on interest rate swap contracts.  The Company expects to reclassify a $4 million loss (net of tax) into cost of goods sold within the next 12 months, related to the commodity and foreign currency derivative instruments.

12.  Income Taxes

During the first quarter of 2007, an additional $2 million of unrecognized tax benefits was recorded related to a tax position taken during the current year and interest on unrecognized tax benefits previously recorded.

The Canada Revenue Agency (“CRA”) is currently examining the tax years 1999 through 2005.  In connection with the examination of the Company’s 1999 and 2000 Canadian income tax returns, the CRA has proposed certain significant adjustments to taxable income related to the acquisition of a Canadian company and to transfer prices of inventory sold by the Company’s Canadian subsidiaries to its U.S. subsidiaries.  These matters may be resolved at the examination level or subsequently upon appeal within the next twelve months.  While the final outcome of the examination or subsequent appeal, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, the Company believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

The Company has settled the Internal Revenue Service examinations of tax years through 2003.  However, the statute of limitations has not yet expired for the tax years 1999 through 2003.  There are currently no federal examinations in progress.  In addition, the Company files tax returns in numerous states.  The states’ statutes of limitations are generally open for the same years as the federal statute of limitations.

13.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended March 31,
	2007	2006
Net loss	$(52)	$(62)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	3	(9)
Net hedging (gain) loss reclassified into earnings	5	(2)
Foreign currency translation adjustment		(1)
Comprehensive income (loss)	$(44)	$(74)

14.  Stock-Based Compensation

Certain officers and key managers of the Company participate in various stock-based compensation plans sponsored by SSCC, which issues stock options and restricted stock units (“RSUs”).  During the first quarter of 2007, the Company granted 820,000 SSCC stock options to certain employees with a weighted-average exercise price and grant date fair value of $12.64 and $4.67, respectively.  These options vest and become exercisable on the third anniversary of the award date.  Compensation expense is being recorded over the three-year period on a straight-line basis.  The Company also granted 110,000 SSCC performance-based stock options to certain management level employees responsible for implementing the strategic initiatives plan with a weighted-average exercise price and grant date fair value of $11.70 and $3.99, respectively.  Vesting of the performance-based options is dependent upon the financial performance of the Company and the attainment of the strategic initiatives savings through 2008.  Compensation expense is being recorded over the remaining strategic initiatives period based on the achievement of the performance criteria.

The Company also issued approximately 295,000 non-vested SSCC RSUs to certain employees with a weighted average grant date fair value of $12.58 per RSU.  In addition, the Company issued approximately 334,000 vested SSCC RSUs and approximately 67,000 related premium non-vested SSCC RSUs at $10.83 per RSU to settle its 2006 management incentive plan liability, which had been accrued for in the prior year.  The non-vested SSCC RSUs vest in three years, in accordance with the Company’s applicable management incentive plan and long-term incentive plan.

15.  Business Segment Information

The Company’s Consumer Packaging segment, which was sold as of June 30, 2006 (See Note 4), has been classified as discontinued operations and is excluded from the segment results.  As a result, the Company has one reportable segment, Containerboard and Corrugated Containers.  Two operating facilities of the Consumer Packaging segment, which were not included as part of the sale transaction, were reclassified to the Containerboard and Corrugated Containers segment for all periods presented.  The Containerboard and Corrugated Containers segment is highly integrated.  It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers.  It also provides single source full merchandising solutions to retailers and consumer packaging companies.  Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses.  The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the 2006 10-K.  Intersegment sales and transfers are recorded at market prices.

Other includes corporate related items and one non-reportable segment, Reclamation.  Corporate related items include expenses not allocated to the reportable segment including corporate expenses, restructuring charges, unrealized gains or losses on derivative instruments not qualifying for hedge accounting, non-cash foreign currency gains or losses, gains or losses from the sale of business or real estate and interest expense.  Effective January 1, 2007, the Company revised its internal reporting to discontinue charging working capital interest to its operating segments.  As a result, the 2006 first quarter segment profit (loss) has been restated by $16 million to conform to the current year presentation.

A summary by business segment follows:

	Containerboard & Corrugated Containers	Other	Total
Three months ended March 31,
2007
Revenues from external customers	$1,690	$134	$1,824
Intersegment revenues		81	81
Segment profit (loss)	92	(178)	(86)

2006
Revenues from external customers	$1,646	$83	$1,729
Intersegment revenues		45	45
Segment profit (loss)	25	(140)	(115)

16. Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability of $5 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of March 31, 2007, the Company had approximately $17 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability for these matters was adequately reserved at March 31, 2007.

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

17.  Subsequent Events

On April 26, 2007, the Company announced plans to further realign its containerboard mill system over the next six months as part of the strategic initiatives plan.  The Company will permanently close the Carthage, Indiana and Los Angeles, California medium mills, which have combined annual capacity of approximately 200,000 tons.  The previously idled machine at the Jacksonville, Florida mill with capacity to produce 170,000 tons of medium will be restarted.  These actions will result in a net workforce reduction of approximately 100 employees.  As a result of these closures, the Company expects to incur pretax restructuring charges of approximately $18 million, including $11 million of non-cash charges.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some information included in this report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Enterprises, Inc or its management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties.  There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control.  These factors, risks and uncertainties are discussed in our 2006 Annual Report on Form 10-K (2006 Form 10-K).

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements.  Accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition.  We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.

GENERAL

We are a wholly-owned subsidiary of Smurfit-Stone Container Corporation (Smurfit-Stone), a holding company with no business operations of its own.  Smurfit-Stone conducts its business operations through us.

We meet the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format permitted thereby.  The omitted information is substantially similar to the disclosures contained in Smurfit-Stone Container Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission on the date hereof.  In accordance with General Instruction (H) (2) (a), the discussion of our results of operations below includes only a narrative analysis of the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.

Our Consumer Packaging segment, which was sold as of June 30, 2006 (see “Discontinued Operations”), has been classified as discontinued operations and is excluded from the segment results for the first quarter of 2006.  As a result, we have one reportable segment, Containerboard and Corrugated Containers.

DISCONTINUED OPERATIONS

On June 30, 2006, we completed the sale of substantially all of the assets of our Consumer Packaging division for $1.04 billion.  The Consumer Packaging division was a reportable segment comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario.   Net sales for these operations were $396 million for the three months ended March 31, 2006.  These facilities employed approximately 6,600 hourly and salaried employees.

RESULTS OF OPERATIONS

Strategic Initiatives

During the fourth quarter of 2005, we announced a strategic initiatives plan to improve performance and better position us for long-term growth.  Our plan focuses on cost reduction and productivity initiatives from which we expect to achieve $525 million in annual savings by the end of 2008.

In the first quarter of 2007, in conjunction with the strategic initiatives plan, we closed three converting facilities and announced the closure of three additional facilities.  We reduced our headcount by approximately 730 employees, due to plant closures and other strategic initiatives actions and recorded restructuring charges of $24 million.  The restructuring charges include non-cash charges of $12 million related to the acceleration of depreciation over the revised useful life of equipment expected to be abandoned or taken out of service.  The remaining charges were primarily for severance and benefits.  The net sales of these facilities in 2007 prior to closure and for the year ended December 31, 2006, were $12 million and $97 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of up to $2 million will be recorded in future periods for severance and benefits related to the closure of these converting facilities.

For 2007, we are targeting $420 million in savings and productivity improvements from our strategic initiatives, compared to levels prior to the start of our plan as adjusted for the impact of inflation.  During the three months ended March 31, 2007, we realized estimated savings of $86 million from these initiatives.

Subsequent to March 31, 2007, we announced the closure of three additional converting facilities.  Restructuring charges of approximately $3 million are expected related to these converting facilities.

On April 26, 2007, we announced plans to further realign our containerboard mill system over the next six months as part of the strategic initiatives plan.  We will permanently close the Carthage, Indiana and Los Angeles, California medium mills, which have combined annual capacity of approximately 200,000 tons.  The previously idled machine at the Jacksonville, Florida mill with capacity to produce 170,000 tons of medium will be restarted.  These actions will result in a net workforce reduction of approximately 100 employees.  As a result of these closures, we expect to incur a pretax restructuring charge of approximately $18 million, including $11 million of non-cash charges.

Recently Adopted Accounting Standards

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The FSP requires retrospective application to all financial statements presented.  The new standard does not impact our annual 2006 financial statements; however, the impact on the previously reported 2006 first quarter loss from continuing operations and net loss available to common stockholders is expense of $1 million, which is reflected in cost of goods sold in the Containerboard and Corrugated Containers segment.  The related impact on earnings per share is an immaterial amount for the first quarter of 2006.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  FIN No. 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Upon adoption, we reduced our existing reserves for uncertain tax positions by $2 million.  This reduction was recorded as a cumulative effect adjustment to the retained deficit.  As of January 1, 2007, we had $134 million of unrecognized tax benefits, of which $38 million was classified as a reduction to the amount of our net operating loss carryforwards and $96 million was classified as a liability for unrecognized tax benefits and included in other long-term liabilities.  All unrecognized tax benefits, if recognized, would affect our effective tax rate.

Upon adoption of FIN No. 48, we elected to classify interest and penalties related to unrecognized tax benefits in our income tax provision, consistent with our previous accounting policy.  Unrecognized tax benefits of $14 million for interest and penalties are included as a component of the $134 million of unrecognized tax benefits noted above.  The interest was computed on the difference between the tax position recognized in accordance with FIN No. 48 and the amount previously taken or expected to be taken in our tax returns, adjusted to reflect the impact of net operating loss and other tax carryforward items  (See Note 12).

Effective April 1, 2006, we adopted Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty” (EITF 04-13), for new arrangements and modifications or renewals of existing arrangements.  EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction.   EITF No. 04-13 required us to prospectively report, beginning in the second quarter of 2006, certain inventory buy/sell transactions of similar containerboard types in the Containerboard and Corrugated Containers segment on a net basis in the consolidated statements of operations.  Had EITF 04-13 been in effect, net sales and cost of goods sold would have been reduced by an additional $58 million for the first quarter of 2006.

Overview

We had a net loss of $52 million for the first quarter of 2007 compared to a net loss of $62 million for the same period in 2006.  The 2007 results were adversely impacted by higher restructuring charges of $24 million compared to $9 million last year and loss on early extinguishment of debt of $23 million. The 2006 results also benefited from a gain on sale of assets of $23 million.  Net sales increased by 5.5% compared to the first quarter of 2006.  The improvement in operating income compared to the first quarter of 2006 was due primarily to higher Containerboard and Corrugated Containers segment profit.  In the first quarter of 2007, the Containerboard and Corrugated Containers segment profits of $92 million were $67 million higher compared to the same period last year due primarily to higher average selling prices for containerboard and corrugated containers.

We expect improved operating results in the second quarter of 2007.  Additional benefits from our strategic initiatives and seasonally stronger packaging demand should contribute to the earnings improvement.  Production of containerboard is expected to increase due to less maintenance downtime and one additional day of mill production. We expect lower costs for energy and employee benefits.  Average reclaimed fiber costs are expected to increase in the second quarter of 2007; however, lower cost for virgin fiber should offset the reclaimed fiber cost increase.

First Quarter 2007 Compared to First Quarter 2006

	Three months ended March 31,
	2007		2006
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard and corrugated containers (Note 1)	$1,690	$92	$1,646	$25
Reclamation operations (Note 1)	134	10	83	4
Total segment operations	$1,824	102	$1,729	29

Restructuring charges		(24)		(9)
Gain on sale of assets				23
Interest expense, net		(74)		(92)
Loss on early extinguishment of debt		(23)
Non-cash foreign currency (losses) gains		(5)		2
Corporate expenses and other (Note 1, 2)		(62)		(68)
Loss from continuing operations before income taxes		$(86)		$(115)

Note 1:  Effective January 1, 2007, working capital interest is no longer charged to the operating segments. The 2006 segment profit has been restated to conform to the current year presentation.

Note 2:  Amounts include corporate expenses and other expenses not allocated to segments.

The increase in net sales in the first quarter of 2007 was due primarily to higher average selling prices for containerboard, corrugated containers and reclaimed fiber.  The change in net sales for each of our segments, including the impact of adopting EITF No. 04-13, as described in “Recently Adopted Accounting Standards,” is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Other Operations	Total

Sales price and product mix	$153	$41	$194
Sales volume	(57)	10	(47)
EITF No. 04-13	(52)		(52)
Total	$44	$51	$95

Cost of goods sold increased from $1,590 million in 2006 to $1,610 million in 2007 due primarily to higher costs of reclaimed material ($72 million) and wood fiber ($10 million).  Cost of goods sold in 2007 was favorably impacted by the adoption of EITF No. 04-13 ($52 million), lower sales volume ($43 million) and lower cost for energy ($16 million).  Cost of goods sold as a percent of net sales decreased from 92.0% in 2006 to 88.3% in 2007 due primarily to the impact of the higher average sales prices and adopting EITF No. 04-13.

Selling and administrative expense decreased $6 million in 2007 compared to 2006 due primarily to cost savings achieved from our strategic initiatives plan.  Selling and administrative expense as a percent of net sales decreased from 10.0% in 2006 to 9.2% in 2007 due primarily to the higher average sales prices.

In the first quarter of 2007, we recorded restructuring charges of $24 million including non-cash charges of $12 million related to the acceleration of depreciation over the revised useful life of equipment expected to be abandoned or taken out of service.  The remaining charges were primarily for severance and benefits.

Interest expense, net was $74 million in 2007.  The $18 million decrease compared to 2006 was the result of lower average borrowings ($20 million) and higher interest income ($1 million), which were partially offset by higher average interest rates ($3 million).  The lower average borrowings were primarily due to the sale of the Consumer Packaging division and the resulting debt reduction.  Our overall average effective interest rate in 2007 was higher than 2006 by approximately 0.30%.

In the first quarter of 2007, we recorded a loss on early extinguishment of debt of $23 million, including $19 million for tender premiums and a $4 million non-cash write-off of deferred debt issuance cost.

Other, net for 2007 included non-cash foreign currency losses of $5 million compared to gains of $2 million in 2006.

The benefit for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to state income taxes and the effect of other permanent differences.

Containerboard and Corrugated Containers Segment

Net sales increased 2.7% in 2007 compared to last year primarily as a result of higher average selling prices for containerboard and corrugated containers offset by lower sales volume for corrugated containers.  Net sales were unfavorably impacted by the adoption of EITF 04-13.  Average domestic linerboard prices in the first quarter of 2007 were comparable to the fourth quarter of 2006, but were 12.8% higher compared to the first quarter of 2006.  Our average North American selling price for corrugated containers was comparable to the fourth quarter of 2006, but increased 6.9% compared to the first quarter of 2006. Third party shipments of containerboard increased 14.8% compared to the same period last year.  Shipments of corrugated containers on a total and per day basis were 5.8% lower compared to last year due primarily to container plant closure efforts, actions to improve the profitability of marginal accounts and markets conditions.  First quarter average sales prices for market pulp, solid bleached sulfate (SBS) and kraft paper increased 18.4%, 2.5% and 11.0%, respectively, compared to the same period last year.

Our containerboard mills operated at 96.7% of capacity in the first quarter of 2007, while containerboard production was 2.4% higher compared to last year.  Production of market pulp was comparable to last year.  Production of SBS increased 8.3%, while kraft paper decreased 14.8%.

Profits increased $67 million due primarily to the higher average sales prices, benefits from our strategic initiatives and lower energy costs ($16 million), which were partially offset by higher costs of reclaimed and wood fiber ($40 million) and freight ($6 million).

Other Operations

Net sales increased 61.4% due primarily to higher average sales prices and higher sales volume for reclaimed fiber.  The average price for old corrugated containers (OCC) increased approximately $45 per ton compared to last year.  Total tons of fiber reclaimed and brokered increased 3.3%.  Profits in 2007 increased $6 million compared to last year due primarily to higher average sales prices and higher sales volume.

Statistical Data

(In thousands of tons, except as noted)	Three months ended March 31,
	2007	2006
Mill production
Containerboard (1)	1,813	1,771
Kraft paper	46	54
Market pulp	145	145
SBS	78	72
North American corrugated containers sold (billion sq. ft.)	19.1	20.3
Fiber reclaimed and brokered	1,721	1,666

(1)             For the three months ended March 31, 2007 and 2006, our corrugated container plants consumed 1,264,000 tons and 1,355,000 tons of containerboard, respectively.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Upon adoption, we reduced our existing reserves for uncertain tax positions by $2 million.  This reduction was recorded as a cumulative effect adjustment to the retained deficit.  For additional information regarding the adoption of FIN No. 48, see “Results of Operations—Recently Adopted Accounting Standards.”

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

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None

ITEM 1A.       RISK FACTORS

There are no material changes to the risk factors as disclosed in our 2006 Annual Report on Form 10-K.

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

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS

The following exhibits are included in this Form 10-Q:

4.1(a)

Form of 8.000% Senior Notes due 2017 of Smurfit-Stone Container Enterprises, Inc. (incorporated by reference to Exhibit 4.1 to Smurfit-Stone Container Enterprises, Inc.’s Registration Statement on Form S-4, Registration Number 333-141630 (the “SSCE Form S-4”).

4.1(b)

Indenture dated as of March 26, 2007, between Smurfit-Stone Container Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Trustee, relating to Smurfit-Stone Container Enterprises, Inc.’s 8.000% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the SSCE Form S-4).

4.2(c)

First Supplemental Indenture dated as of March 23, 2007, between Smurfit-Stone Container Enterprises, Inc. and The Bank of New York, as Trustee, relating to Smurfit-Stone Container Enterprises, Inc.’s 9¾% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2(c) to the SSCE Form S-4).

4.3

Registration Rights Agreement dated as of March 26, 2007, by and among Smurfit-Stone Container Enterprises, Inc. and Deutsche Bank Securities Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co., Incorporated, UBS Securities LLC, BNY Capital Markets, Inc., Goldman, Sachs & Co., Scotia Capital (USA) Inc., SG Americas Securities, LLC and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 4.3 to the SSCE Form S-4).

31.1	Certification pursuant to Rules 13a—14(a) and 15d—14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rules 13a—14(a) and 15d—14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
(Registrant)

Date: May 10, 2007	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)