Form 10-Q
period 2007-06-30
SMURFIT-STONE CONTAINER ENTERPRISES INC
filed 2007-08-07
CIK 94610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For Quarter Ended June 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12(b) of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 3, 2007, the registrant had outstanding 770 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted thereby.

PART 1- FINANCIAL INFORMATION

Item 1. Financial Statements

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006
		(Restated)		(Restated)
Net sales	$1,870	$1,765	$3,694	$3,494
Costs and expenses
Cost of goods sold	1,609	1,513	3,219	3,103
Selling and administrative expenses	161	170	328	343
Restructuring charges	10	13	34	22
Gain on disposal of assets		(1)		(24)
Income from operations	90	70	113	50
Other income (expense)
Interest expense, net	(73)	(96)	(147)	(188)
Loss on early extinguishment of debt	(5)	(28)	(28)	(28)
Other, net	(16)	(20)	(28)	(23)
Loss from continuing operations before income taxes	(4)	(74)	(90)	(189)
Benefit from income taxes	2	24	36	68
Loss from continuing operations	(2)	(50)	(54)	(121)
Discontinued operations
Income from discontinued operations, net of income tax provision of $3 and $9 for the three and six months ended June 30, 2006		4		14
Loss on sale of discontinued operations, net of income tax provision of $175		(1)		(1)
Net loss	$(2)	$(47)	$(54)	$(108)

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions, except share data)	2007	2006
	(Unaudited)	(Restated)
Assets

Current assets
Cash and cash equivalents	$12	$9
Receivables, less allowances of $7 in 2007 and 2006	181	166
Retained interest in receivables sold	218	179
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	154	155
Materials and supplies	399	383
	553	538
Prepaid expenses and other current assets	40	34
Total current assets	1,004	926
Net property, plant and equipment	3,682	3,731
Timberland, less timber depletion	43	43
Goodwill	2,873	2,873
Other assets	191	203
	$7,793	$7,776
Liabilities and Stockholder’s Equity

Current liabilities
Current maturities of long-term debt	$10	$84
Accounts payable	589	542
Accrued compensation and payroll taxes	170	211
Interest payable	67	79
Income taxes payable	8	2
Current deferred income taxes	2	2
Other current liabilities	130	145
Total current liabilities	976	1,065
Long-term debt, less current maturities	3,724	3,550
Other long-term liabilities	1,104	1,010
Deferred income taxes	378	515
Stockholder’s equity
Common stock, par value $.01 per share; 1,000 shares authorized, 770 issued and outstanding in 2007 and 2006, respectively
Additional paid-in capital	3,652	3,635
Retained earnings (deficit)	(1,643)	(1,587)
Accumulated other comprehensive income (loss)	(398)	(412)
Total stockholder’s equity	1,611	1,636
	$7,793	$7,776

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, (In millions)	2007	2006
		(Restated)
Cash flows from operating activities
Net loss	$(54)	$(108)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Gain on disposition of discontinued operations		(174)
Loss on early extinguishment of debt	28	28
Depreciation, depletion and amortization	181	199
Amortization of deferred debt issuance costs	4	5
Deferred income taxes	(46)	96
Pension and postretirement benefits	(24)	17
Gain on disposal of assets		(24)
Non-cash restructuring charges	4	10
Non-cash stock-based compensation	12	12
Non-cash foreign currency translation losses	25	12
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(51)	(61)
Inventories	(6)	33
Prepaid expenses and other current assets	2	(1)
Accounts payable and accrued liabilities	1	(61)
Interest payable	(12)	(18)
Other, net	7	11
Net cash provided by (used for) operating activities	71	(24)
Cash flows from investing activities
Expenditures for property, plant and equipment	(171)	(139)
Proceeds from property disposals and sale of businesses	37	949
Net cash provided by (used for) investing activities	(134)	810
Cash flows from financing activities
Proceeds from long-term debt	675
Net repayments of long-term debt	(576)	(756)
Debt repurchase premiums	(23)	(24)
Dividends paid	(4)	(4)
Capital contribution from SSCC	1	2
Deferred debt issuance costs	(7)
Net cash provided by (used for) financing activities	66	(782)

Increase in cash and cash equivalents	3	4
Cash and cash equivalents
Beginning of period	9	5
End of period	$12	$9

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

1.              Significant Accounting Policies

Basis of Presentation:  The accompanying consolidated financial statements and notes thereto of Smurfit-Stone Container Enterprises, Inc. (“SSCE” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company’s financial position, results of operations and cash flows.  These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the SSCE Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”) filed February 28, 2007 with the Securities and Exchange Commission (See Note 2).

SSCE is a wholly-owned subsidiary of Smurfit-Stone Container Corporation (“SSCC”).  SSCE has domestic and international operations.

Recently Adopted Accounting Standards:  Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The FSP requires retrospective application to all financial statements presented.  The new standard does not impact the Company’s annual 2006 financial statements; however the impact on the Company’s previously reported net loss from continuing operations and net loss for the three and six months ended June 30, 2006, is expense of an immaterial amount and $1 million, respectively, which is reflected in cost of goods sold.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN No. 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Upon adoption, the Company reduced its existing reserves for uncertain tax positions by $2 million.  This reduction was recorded as a cumulative effect adjustment to the retained deficit.  As of January 1, 2007, the Company had $134 million of unrecognized tax benefits, of which $38 million was classified as a reduction to the amount of the Company’s net operating loss carryforwards and $96 million was classified as a liability for unrecognized tax benefits and included in other long-term liabilities.  All unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

Upon adoption of FIN No. 48, the Company elected to classify interest and penalties related to unrecognized tax benefits in the Company’s income tax provision, consistent with the Company’s previous accounting policy.  Unrecognized tax benefits of $14 million for interest and penalties are included as a component of the $134 million of unrecognized tax benefits noted above.  The interest was computed on the difference between the tax position recognized in accordance with FIN No. 48 and the amount previously taken or expected to be taken in the Company’s tax returns, adjusted to reflect the impact of net operating loss and other tax carryforward items  (See Note 13).

Effective April 1, 2006, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” for new arrangements and modifications or renewals of existing arrangements.  EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction.   EITF No. 04-13 required the Company to prospectively report, beginning in the second quarter of 2006, certain inventory buy/sell transactions of similar containerboard types on a net basis in the consolidated statements of operations.  Had EITF No. 04-13 previously been in effect, net sales and cost of goods sold would have been reduced by $58 million for the six months ended June 30, 2006.

2.              Restatement of Prior Period Financial Statements

During the second quarter of 2007, the Company determined that $28 million of net benefits from income taxes previously recognized on non-cash foreign currency translation losses from 2000 to 2006 should not have been recognized under SFAS No. 109, “Accounting for Income Taxes.”  Because the Company is indefinitely reinvested in the foreign operations, the losses should have been treated as permanent differences when determining taxable income for financial accounting purposes.

The Company performed an evaluation to determine if the errors resulting from recognizing the deferred tax impact of the non-cash foreign currency translation losses were material to any individual prior period, taking into account the requirements of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No.108”), which was adopted in 2006.  Based on this analysis, the Company concluded the errors were not material to any individual period from 2000 to 2006 and, therefore, as provided for by SAB No. 108, the correction of the error does not require previously filed reports to be amended.  The Company restated the 2006 financial statements included in this filing.  Financial statements for the years ended December 31, 2005 and 2006 will be restated in the December 31, 2007 Annual Report on Form 10-K.

The tables below present the effect of the financial statement adjustments related to the restatement of the Company’s previously reported financial statements for the fiscal years ended December 31, 2006, 2005 and 2004, and for the three and six month periods ended June 30, 2006. In addition, the 2004 consolidated balance sheet adjustment includes the cumulative effect of the income (loss) adjustments for the fiscal years ended December 31, 2003, 2002, 2001 and 2000 of $(19) million, $(1) million, $3 million and $1 million, respectively.

The effect of the restatement on the consolidated balance sheets as of December 31, 2006, 2005 and 2004 is as follows:

	As Reported	Adjustments	As Restated
2006

Total assets	$7,776	$	$7,776
Deferred income taxes	487	28	515
Retained earnings (deficit)	(1,559)	(28)	(1,587)
Total stockholder’s equity	1,664	(28)	1,636
Total liabilities and stockholder’s equity	7,776		7,776

2005

Total assets	$9,114	$	$9,114
Deferred income taxes	529	28	557
Retained earnings (deficit)	(1,492)	(28)	(1,520)
Total stockholder’s equity	1,739	(28)	1,711
Total liabilities and stockholder’s equity	9,114		9,114

2004

Total assets	$9,583	$	$9,583
Deferred income taxes	824	25	849
Retained earnings (deficit)	(1,157)	(25)	(1,182)
Total stockholder’s equity	2,116	(25)	2,091
Total liabilities and stockholder’s equity	9,583		9,583

The effect of the restatement on the 2006, 2005 and 2004 consolidated statements of operations is as follows:

	As Reported	Adjustments	As Restated
2006

Loss from continuing operations before income taxes	$(110)	$	$(110)
Benefit from income taxes	40		40
Loss from continuing operations	(70)		(70)
Net loss	(59)		(59)

2005

Loss from continuing operations before income taxes	$(619)	$	$(619)
Benefit from income taxes	241	(3)	238
Loss from continuing operations	(378)	(3)	(381)
Net loss	(327)	(3)	(330)

2004

Loss from continuing operations before income taxes	$(126)	$	$(126)
Benefit from income taxes	73	(9)	64
Loss from continuing operations	(53)	(9)	(62)
Net income (loss)	1	(9)	(8)

The effect of the restatement on the 2006, 2005 and 2004 consolidated statements of cash flows is as follows:

	As Reported	Adjustments	As Restated
2006

Net loss	$(59)	$	$(59)
Deferred income taxes	108		108
Net cash provided by operating activities	265		265

2005

Net loss	$(327)	$(3)	$(330)
Deferred income taxes	(233)	3	(230)
Net cash provided by operating activities	221		221

2004

Net income (loss)	$1	$(9)	$(8)
Deferred income taxes	(54)	9	(45)
Net cash provided by operating activities	265		265

The effect of the restatement on the consolidated statements of operations for the three and six months ended June 30, 2006 is as follows:

	As Reported	Adjustments	As Restated
Three months ended June 30, 2006

Loss from continuing operations before income taxes	$(74)	$	$(74)
Benefit from income taxes	30	(6)	24
Loss from continuing operations	(44)	(6)	(50)
Net loss	(41)	(6)	(47)

Six months ended June 30, 2006 (Note A)

Cost of goods sold	$3,102	$1	$3,103
Income from operations	51	(1)	50
Loss from continuing operations before income taxes	(188)	(1)	(189)
Benefit from income taxes	73	(5)	68
Loss from continuing operations	(115)	(6)	(121)
Net loss	(102)	(6)	(108)

The effect of the restatement on the consolidated statement of cash flows for the six months ended June 30, 2006, is as follows (Note A):

	As Reported	Adjustments	As Restated

Net loss	$(102)	$(6)	$(108)
Deferred income taxes	91	5	96
Accounts payable and accrued liabilities	(62)	1	(61)
Net cash used in operating activities	(24)		(24)

Notes to financial statement tables:

Note A — The adjustments for the six months ended June 30, 2006, include the effect of the adoption of FSP No. AUG AIR-1 of an additional expense of $1 million (See Note 1).

3.              Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.              Strategic Initiatives and Restructuring Activities

During 2005, the Company announced a strategic initiatives plan to improve performance and better position the Company for long-term growth.  The plan focused on cost reduction and productivity initiatives from which the Company expects to achieve $525 million in annual savings by the end of 2008.

During the second quarter of 2007, in conjunction with the strategic initiatives plan, the Company closed seven converting facilities and the Carthage, Indiana and Los Angeles, California medium mills.  As a result of these plant closures and other strategic initiatives, the Company reduced its headcount by approximately 400 employees.  The second quarter restructuring charges of $10 million, which were net of a gain of $33 million on the sale of properties related to previously closed facilities, included non-cash charges of $25 million. The non-cash charges related to the write-down of equipment and the acceleration of depreciation over the revised useful life of equipment expected to be abandoned or taken out of service.  Other restructuring charges were primarily for severance and benefits.

For the six months ended June 30, 2007, the Company closed ten converting facilities and two medium mills and reduced its headcount by approximately 1,100 employees.  The restructuring charges of $34 million included non-cash charges of $37 million related to the write-down of equipment and the acceleration of depreciation for equipment expected to be abandoned or taken out of service.  The restructuring charges were net of gains on the sale of properties related to previously closed facilities.  Other restructuring charges were primarily for severance and benefits.  The net sales of the closed converting facilities as of June 30, 2007 prior to closure and for the year ended December 31, 2006 were $28 million and $137 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  The production of the two medium mills, which had combined annual capacity of 200,000 tons, will be partially offset by restarting the previously idled machine at the Jacksonville, Florida mill with annual capacity to produce 170,000 tons of medium.

The Company recorded restructuring charges of $13 million and $22 million for the three and six months ended June 30, 2006, respectively, including non-cash charges of $5 million and $10 million, respectively, related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value related to the closure of converting facilities.  The remaining charges were primarily for severance and benefits.

At December 31, 2006, the Company had $47 million of accrued exit liabilities related to the restructuring of operations.  For the three and six months ended June 30, 2007, the Company incurred $10 million and $21 million, respectively, of cash disbursements related to these exit liabilities.  In addition, for the three and six months ended June 30, 2007, the Company incurred $8 million and $12 million, respectively, of cash disbursements related to exit liabilities established during 2007.

5.              Discontinued Operations

On June 30, 2006, the Company completed the sale of substantially all of the assets of its Consumer Packaging division for $1.04 billion.  The Company recorded a pretax gain of $174 million, offset by a $175 million income tax provision, resulting in a net loss on sale of discontinued operations of $1 million, subject to post-closing adjustments, which were finalized in the third quarter of 2006, resulting in an additional pretax loss of $3 million, offset by a $1 million income tax benefit.  The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $273 million.

The Consumer Packaging division was a reportable segment of the Company comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario.   Net sales for these operations were $391 million and $787 million, respectively, for the three and six months ended June 30, 2006.  These facilities employed approximately 6,600 hourly and salaried employees.  The results of operations for the Consumer Packaging segment have been reclassified as discontinued operations for the three and six months ended June 30, 2006.

6.              Gain on Sale of Assets

The Company recorded a gain of $23 million in the first quarter of 2006 related to the divestiture of its Port St. Joe, Florida joint venture interest and related real estate.

7.              Other, Net

For the three and six months ended June 30, 2007, the Company recorded non-cash foreign currency translation losses of $20 million and $25 million, respectively, related to its operations in Canada.  For the three and six months ended June 30, 2006, the Company recorded non-cash foreign currency translation losses of $14 million and $12 million, respectively, related to its operations in Canada.

During the second quarter 2007, the Company recorded a $15 million gain on the sale of emission credits and water rights associated with the Los Angeles, California mill.

8.              Accounts Receivable Securitization Programs

At June 30, 2007 and December 31, 2006, $655 million and $590 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the Company retained a subordinated interest.  The off-balance sheet debt related to the two accounts receivable programs totaled $444 million and $448 million, respectively, as of those dates.

9.              Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At June 30, 2007, the maximum potential amount of future payments related to these guarantees was approximately $32 million and decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

In 2006, the Company entered into an agreement to guarantee a portion of a third party’s debt in decreasing amounts through January 2010.  The guarantee was entered into in connection with the third party’s progress payment financing for the purchase and installation of machinery and equipment for the conversion of corrugated containerboard.  The Company and the third party are parties to a supply agreement through 2021, whereby the Company sells containerboard to the third party, and a purchase agreement through 2014, whereby the third party sells corrugated sheets to the Company.  At June 30, 2007, the maximum potential amount of the future payments related to this guarantee was approximately $12 million, and decreases as the third party’s contractual financial targets are met.  The Company has no recourse to the assets of the third party, other than that of a general unsecured creditor.  The fair value of this guarantee at June 30, 2007 was an immaterial amount and is included in other assets, with an offset in other long-term liabilities in the accompanying consolidated balance sheets.

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

10.       Long-Term Debt

On March 26, 2007, the Company completed an offering of $675 million of 8.00% unsecured senior notes due March 15, 2017 (the “8.00% Senior Notes”).  The Company used the proceeds of this issuance to repay $546 million of 9.75% Senior Notes due 2011, which were purchased in connection with a cash tender offer, pay related tender premiums and accrued interest of $19 million and $8 million, respectively, and repay $95 million of the Company’s revolving credit facility.  In addition, the Company used the proceeds to pay fees and expenses of $7 million related to this transaction.  A loss on early extinguishment of debt of $23 million was recorded in the first quarter of 2007, including $19 million for tender premiums and a $4 million write-off of unamortized deferred debt issuance costs.

On May 9, 2007, the Company redeemed the remaining $102 million of the 9.75% Senior Notes at a redemption price of 103.25% plus accrued interest.  Borrowings under the Company’s revolving credit facility were used to redeem the notes and pay related call premiums and accrued interest.  A loss on early extinguishment of debt of $5 million was recorded in the second quarter of 2007, including $4 million for tender premiums and a $1 million write-off of unamortized deferred debt issuance costs.

The 8.00% Senior Notes are redeemable in whole or in part at the option of the Company beginning on March 15, 2012 at a price of 104.0% of their principal amount, plus accrued interest. The redemption price will decline each year after 2012 and, beginning on March 15, 2015, will be 100% of their principal amount plus accrued interest.

In June 2007, the Company used $33 million of net proceeds received from the sale of properties related to previously closed facilities to pay down a portion of its revolving credit facility.  In connection with the asset sale, in July 2007, the Company prepaid $25 million of its Tranche C term loan and $8 million of its Tranche C-1 term loan with borrowings under its revolving credit facility (See Note 4).

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

11.  Employee Benefit Plans

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

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs, including the discontinued operations of the Consumer Packaging division during 2006 (See Note 5) are as follows:

	Three months ended June 30,				Six months ended June 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$12	$19	$1	$2	$26	$39	$2	$3
Interest cost	49	48	2	3	98	96	5	7
Expected return on plan assets	(59)	(56)			(117)	(111)
Amortization of prior service cost (benefit)	2	3		(1)	4	5	(1)	(2)
Amortization of net (gain) loss	14	22	(2)	1	29	43	(1)	2
Curtailment (gain) loss	2		(1)		2		(1)
Settlements	1				2	2
Multi-employer plans	1	1			2	3
Net periodic benefit cost	$22	$37	$	$5	$46	$77	$4	$10

The Company’s 2007 expected contributions to its qualified defined benefit plans and benefit payments to its non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2006.

The 2007 curtailment (gain) loss and the 2007 and 2006 settlement charges are related to the closed facilities and included as part of the restructuring charges (See Note 4).

12.  Derivative Instruments and Hedging Activities

The Company’s derivative instruments used for its hedging activities are designed as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt.

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel and heating oil.  The objective is to fix the price of a portion of the Company’s purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments have historically offset, and are expected to continue to offset, the changes in price of the hedged item.  As of June 30, 2007, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with the commodities’ forecasted transactions was 18 months.

For the three and six months ended June 30, 2007, the Company reclassified a $1 million loss (net of tax) and a $6 million loss (net of tax), respectively, from other comprehensive income (“OCI”) to cost of goods sold when the hedged items were recognized.  For the three and six months ended June 30, 2006, the Company reclassified a $1 million loss (net of tax) and an immaterial amount, respectively, from OCI to cost of goods sold when the hedged items were recognized.  The fair value of these commodity derivative instruments at June 30, 2007 was an $11 million liability, of which $10 million was included in other current liabilities, and $1 million was included in other long-term liabilities.

For the three and six months ended June 30, 2007, the Company recorded an immaterial amount and a $3 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.  For the three and six months ended June 30, 2006, the Company recorded a $3 million loss (net of tax) and an $8 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the three and six months ended June 30, 2007, the Company recorded a $1 million loss (net of tax) and a $5 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments related to commodity derivative instruments not qualifying for hedge accounting.  For the three and six months ended June 30, 2006, the Company recorded a $1 million loss (net of tax) and a $2 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments related to commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of June 30, 2007, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency was 16 months.  For the three and six months ended June 30, 2007, the Company reclassified an immaterial amount and a $1 million loss (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  For the three and six months ended June 30, 2006, the Company reclassified a $1 million gain (net of tax) and a $2 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded.  The fair value of the Company’s foreign currency derivative instruments at June 30, 2007 was a $7 million asset, included in prepaid expenses and other current assets.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%.  These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  For the three and six months ended June 30, 2007, the Company reclassified an immaterial amount and a $1 million gain (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.  For the three and six months ended June 30, 2006, the Company reclassified an immaterial amount from OCI to interest expense when the hedged items were recognized.  The fair value of the Company’s interest rate swap contracts at June 30, 2007 was a $13 million asset included in other assets.

Deferred Hedge Gain (Loss)

The cumulative deferred hedge gain on all derivative instruments was $6 million (net of tax) at June 30, 2007, including a $6 million loss (net of tax) on commodity derivative instruments, a $4 million gain (net of tax) on foreign currency derivative instruments and an $8 million gain (net of tax) on interest rate swap contracts.  The Company expects to reclassify a $2 million loss (net of tax) into cost of goods sold within the next 12 months, related to the commodity and foreign currency derivative instruments.

13     Income Taxes

During the three and six months ended June 30, 2007, an additional $1 million and $3 million, respectively, of unrecognized tax benefits was recorded related to a tax position taken during the current year and for interest on unrecognized tax benefits previously recorded.

During the second quarter of 2007, the Company recorded a $5 million income tax benefit related to the resolution of a prior year tax matter.

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

14.    Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net loss	$(2)	$(47)	$(54)	$(108)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	5		8	(9)
Net hedging loss (gain) reclassified into earnings	1		6	(2)
Foreign currency translation adjustment				(1)
Comprehensive income (loss)	$4	$(47)	$(40)	$(120)

15.    Stock-Based Compensation

Certain officers and key managers of the Company participate in various stock-based compensation plans sponsored by SSCC, which issues stock option and restricted stock units (“RSUs”).  During the second quarter of 2007, the Company granted 3,000 SSCC stock options with a weighted-average exercise price and grant date fair value of $12.16 and $4.67, respectively.  For the six months ended June 30, 2007, the Company granted 823,000 SSCC stock options with a weighted-average exercise price and grant date fair value of $12.64 and $4.67, respectively.  These options vest and become exercisable on the third anniversary of the award date.  Compensation expense is being recorded over the three-year period on a straight-line basis.  For the six months ended June 30, 2007, the Company also granted 110,000 SSCC performance-based stock options to certain management level employees responsible for implementing the strategic initiatives plan with a weighted-average exercise price and grant date fair value of $11.70 and $3.99, respectively.  Vesting of the performance-based options is dependent upon the financial performance of the Company and the attainment of the strategic initiatives savings through 2008.  Compensation expense is being recorded over the remaining strategic intiatives period based on the achievement of the performance criteria.

During the second quarter of 2007, the Company also issued approximately 40,000 non-vested SSCC RSUs to certain employees and non-employee directors with a weighted average grant date fair value of $12.75 per RSU.  For the six months ended June 30, 2007, the Company issued approximately 335,000 non-vested SSCC RSUs to certain employees with a weighted average grant date fair value of $12.61 per RSU. In addition, the Company issued approximately 334,000 vested SSCC RSUs and approximately 67,000 related premium non-vested SSCC RSUs at $10.83 per RSU to settle its 2007 management incentive plan liability, which had been accrued for in the prior year.  The non-vested SSCC RSUs vest in three years, in accordance with the Company’s applicable management incentive plan and long-term incentive plan.

16.  Business Segment Information

The Company’s Consumer Packaging segment, which was sold as of June 30, 2006 (See Note 5), is classified as discontinued operations and is excluded from the segment results.

During the second quarter of 2007, the Company combined the Reclamation operations, previously considered a separate, non-reportable segment, into the Containerboard and Corrugated Containers segment and therefore, now operates as one segment.  The change to one segment was driven by changes to the Company’s management structure and further integration resulting from the strategic initiatives plan, including the sale of the Consumer Packaging division.  The combined operating segment includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers and recycling operations that procure fiber resources for the Company’s paper mills as well as other producers.  Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture.

17. Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability of $5 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of June 30, 2007, the Company had approximately $19 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability for these matters was adequately reserved at June 30, 2007.

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

GENERAL

We meet the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format permitted thereby.  The omitted information is substantially similar to the disclosures contained in Smurfit-Stone Container Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission on the date hereof.  In accordance with General Instruction (H) (2) (a), the discussion of our results of operations below includes only a narrative analysis of the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.

We are a wholly-owned subsidiary of Smurfit-Stone Container Corporation (Smurfit-Stone), a holding company with no business operations of its own.  Smurfit-Stone conducts its business operations through us.

Our Consumer Packaging segment, which was sold as of June 30, 2006 (see “Discontinued Operations”), is classified as discontinued operations and is excluded from the segment results in 2006.

During the second quarter of 2007, the Company combined the Reclamation operations into the Containerboard and Corrugated Containers segment and therefore, now operates as one segment.  The change to one segment was driven by changes to our management structure and further integration resulting from the strategic initiatives plan, including the sale of the Consumer Packaging division.  The Reclamation segment was previously a non-reportable segment. The 2006 financial information has been restated to conform to the current year presentation.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

During the second quarter of 2007, we determined that $28 million of net benefits from income taxes previously recognized on non-cash foreign currency translation losses from 2000 to 2006 should not have been recognized under SFAS No. 109, “Accounting for Income Taxes.”  Because we are indefinitely reinvested in the foreign operations, the losses should have been treated as permanent differences when determining taxable income for financial accounting purposes.

We performed an evaluation to determine if the errors resulting from recognizing the deferred tax impact of the non-cash foreign currency translation losses were material to any individual prior period, taking into account the requirements of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No.108), which was adopted in 2006.  Based on this analysis, we concluded the errors were not material to any individual period from 2000 to 2006 and, therefore as provided by SAB No. 108, the correction of the error does not require previously filed reports to be amended.  We have restated the 2006 financial statements included in this filing.  Financial statements for the years ended December 31, 2005 and 2006 will be restated in the December 31, 2007 Annual Report on Form 10-K.

In Note 2 of the Notes to Consolidated Financial Statements, we have provided tables that show the impact of the financial statement adjustments related to the restatement of the Company’s previously reported financial statements for the fiscal years ended December 31, 2006, 2005 and 2004, and for the three and six month periods ended June 30, 2006.

DISCONTINUED OPERATIONS

On June 30, 2006, we completed the sale of substantially all of the assets of our Consumer Packaging division for $1.04 billion.  We recorded a pretax gain of $174 million, offset by a $175 million income tax provision, resulting in a net loss on sale of discontinued operations of $1 million, subject to post-closing adjustments, which were finalized in the third quarter of 2006, resulting in an additional pretax loss of $3 million, offset by a $1 million income tax benefit.  The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $273 million.

The Consumer Packaging division was a reportable segment comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario.  Net sales for these operations were $787 million for the six months ended June 30, 2006.  These facilities employed approximately 6,600 hourly and salaried employees.

RESULTS OF OPERATIONS

Strategic Initiatives and Restructuring Activities

During the second quarter of 2007, in conjunction with the strategic initiatives plan, we closed seven converting facilities and the Carthage, Indiana and Los Angeles, California medium mills.  As a result of these plant closures and other strategic initiatives, we reduced our headcount by approximately 400 employees.  The second quarter restructuring charges of $10 million, which were net of a gain of $33 million on the sale of properties related to previously closed facilities, included non-cash charges of $25 million. The non-cash charges related to the write-down of equipment and the acceleration of depreciation over the revised useful life of equipment expected to be abandoned or taken out of service.  Other restructuring charges were primarily for severance and benefits.

For the six months ended June 30, 2007, we closed ten converting facilities and two medium mills and reduced our headcount by approximately 1,100 employees.  The restructuring charges of $34 million included non-cash charges of $37 million related to the write-down of equipment and the acceleration of depreciation for equipment expected to be abandoned or taken out of service.  The restructuring charges were net of gains on the sale of properties related to previously closed facilities.  Other restructuring charges were primarily for severance and benefits.  The net sales of the closed converting facilities as of June 30, 2007 prior to closure and for the year ended December 31, 2006, were $28 million and $137 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  The production of the two medium mills, which had combined annual capacity of 200,000 tons, will be partially offset by restarting the previously idled machine at the Jacksonville, Florida mill with annual capacity to produce 170,000 tons of medium.

For 2007, we are targeting $420 million in savings and productivity improvements from our strategic initiatives, compared to levels prior to the start of our plan as adjusted for the impact of inflation.  During the six months ended June 30, 2007, we realized estimated savings of $185 million from these initiatives. The benefits were driven by headcount reductions, productivity improvements and the closures of the converting facilities and two medium mills.

Recently Adopted Accounting Standards

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The FSP requires retrospective application to all financial statements presented.  The new standard does not impact our annual 2006 financial statements; however the impact on our previously reported net loss from continuing operations and net loss for the three and six months ended June 30, 2006, is expense of an immaterial amount and $1 million, respectively, which is reflected in cost of goods sold.

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

Upon adoption of FIN No. 48, we elected to classify interest and penalties related to unrecognized tax benefits in our income tax provision, consistent with our previous accounting policy.  Unrecognized tax benefits of $14 million for interest and penalties are included as a component of the $134 million of unrecognized tax benefits noted above.  The interest was computed on the difference between the tax position recognized in accordance with FIN No. 48 and the amount previously taken or expected to be taken in our tax returns, adjusted to reflect the impact of net operating loss and other tax carryforward items  (See Note 13 of the Notes to the Consolidated Financial Statements).

Effective April 1, 2006, we adopted Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty” (EITF No. 04-13), for new arrangements and modifications or renewals of existing arrangements.  EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction.   EITF No. 04-13 required us to prospectively report, beginning in the second quarter of 2006, certain inventory buy/sell transactions of similar containerboard types on a net basis in the consolidated statements of operations.  Had EITF No. 04-13 been in effect, net sales and cost of goods sold would have been reduced by $58 million for the six months ended June 30, 2006.

Overview

We had a net loss of $2 million for the second quarter of 2007 compared to a net loss of $54 million for the same period in 2006.  In the second quarter of 2007, the containerboard, corrugated Containers and reclamation operating profit of $162 million was $22 million higher compared to the same period last year due primarily to higher average selling prices for containerboard and corrugated containers and benefits from our strategic initiatives.  The 2007 results were favorably impacted by lower interest expense and a lower loss on early extinguishment of debt.  Net sales increased by 5.9% compared to the second quarter of 2006 due primarily to higher average selling prices for most of our products.

We had a net loss of $47 million for the first half of 2007 compared to a net loss of $108 million for 2006.  In the first half of 2007, the containerboard, corrugated Containers and reclamation operating profit of $264 million was $95 million higher compared to the same period last year due primarily to higher average selling prices for containerboard and corrugated containers and benefits from our strategic initiatives.  The 2007 results were also favorably impacted by lower interest expense.  Net sales increased 5.7% in the first half of 2007 compared to the first half of 2006 due primarily to higher average sales prices for corrugated containers, containerboard and reclaimed fiber.

We expect improved operating results in the third quarter of 2007.  Additional benefits from our strategic initiatives and higher mill production should contribute to the earnings improvement.  Incremental initiative savings should be driven by improved box plant productivity in the third quarter.  Production of containerboard is expected to increase due to less maintenance downtime and one additional day of mill production.  While most input costs should remain flat, we anticipate higher reclaimed and wood fiber prices.

Six Months 2007 Compared to Six Months 2006

	Six months ended June 30,
	2007		2006
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations (Note 1,2)	$3,694	$264	$3,494	$169

Restructuring charges		(34)		(22)
Gain on sale of assets				24
Interest expense, net		(147)		(188)
Loss on early extinguishment of debt		(28)		(28)
Non-cash foreign currency translation losses		(25)		(12)
Corporate expenses and other (Note 1, 3)		(120)		(132)
Loss from continuing operations before income taxes		$(90)		$(189)

Note 1:  Effective January 1, 2007, working capital interest is no longer charged to the operations. The 2006 financial information has been restated to conform to the current year presentation.

Note 2:  Effective April 1, 2007, results for the reclamation operations have been combined with the Containerboard and Corrugated Containers segment.  The 2006 financial information has been restated to conform to the current year presentation.

Note 3:  Amounts include corporate expenses and other expenses not allocated to the operations.

The increase in net sales in the first half of 2007 was due primarily to higher average selling prices ($300 million) for containerboard, corrugated containers and reclaimed fiber partially offset by lower sales volume ($48 million) and the impact of adopting EITF No. 04-13 ($52 million), as described in “Recently Adopted Accounting Standards.”

Cost of goods sold increased from $3,103 million in 2006 to $3,219 million in 2007 due primarily to higher costs of reclaimed material ($133 million), wood fiber ($16 million) and freight ($14 million).  Cost of goods sold in 2007 was favorably impacted by the adoption of EITF No. 04-13 ($52 million), lower sales volume ($43 million) and lower cost for energy ($18 million).  Cost of goods sold as a percent of net sales decreased from 88.8% in 2006 to 87.1% in 2007 due primarily to the impact of the higher average sales prices and adopting EITF No. 04-13.

Selling and administrative expense decreased $15 million in 2007 compared to 2006 due primarily to  lower employee benefits cost and savings achieved from our strategic initiatives plan.  Selling and administrative expense as a percent of net sales decreased from 9.8% in 2006 to 8.9% in 2007 due primarily to the lower employee benefits costs and the higher average sales prices.

Interest expense, net was $147 million in 2007.  The $41 million decrease compared to 2006 was the result of lower average borrowings ($39 million) and higher interest income ($2 million).  The lower average borrowings were primarily due to the sale of the Consumer Packaging division and the resulting debt reduction.  Our overall average effective interest rate in 2007 was comparable to 2006.

For the six months ended June 30, 2007, we recorded a loss on early extinguishment of debt of $28 million, including $23 million for tender premiums and a $5 million non-cash write-off of deferred debt issuance cost.

Other, net for 2007 included non-cash foreign currency translation losses of $25 million compared to losses of $12 million in 2006.  In 2007 we recorded a $15 million gain on the sale of emission credits and water rights associated with the Los Angeles, California mill.

The benefit for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to state income taxes and the effect of other permanent differences (see Note 13 of the Notes to the Consolidated Financial Statements).

Containerboard, Corrugated Containers and Reclamation Operations

Net sales increased 5.7% in 2007 compared to last year primarily as a result of higher average selling prices for containerboard, corrugated containers and reclaimed fiber partially offset by lower sales volume for corrugated containers.  Net sales were unfavorably impacted by the adoption of EITF 04-13.  Average domestic linerboard prices in the first half of 2007 were 7.0% higher compared to 2006.  Our average North American selling price for corrugated containers increased 5.1% compared to 2006. Third party shipments of containerboard increased 12.1% compared to the same period last year.  Shipments of corrugated containers on a total and per day basis were 6.3% lower compared to last year due primarily to container plant closure efforts, actions to improve the profitability of marginal accounts and market conditions.  Our average sales prices for market pulp, solid bleached sulfate (SBS) and kraft paper increased 16.3%, 2.4% and 7.4%, respectively, compared to the first half last year.  The average price for old corrugated containers (OCC) increased approximately $40 per ton compared to last year.

Our containerboard mills operated at 97.0% of capacity in the first half of 2007, while containerboard production was 0.9% higher compared to last year.  Production of SBS increased by 7.4% compared to last year, while production of market pulp and kraft paper decreased 0.7% and 7.9%, respectively. Total tons of fiber reclaimed and brokered increased 3.2%.

Profits increased $95 million due primarily to the higher average sales prices, benefits from our strategic initiatives and lower energy costs ($18 million), which were partially offset by higher costs of reclaimed and wood fiber ($68 million) and freight ($14 million).

Statistical Data

(In thousands of tons, except as noted)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Mill production
Containerboard (1)	1,851	1,860	3,664	3,631
Kraft paper	47	47	93	101
Market pulp	134	136	279	281
SBS	82	77	160	149
North American corrugated containers sold (billion sq. ft.)	18.9	20.2	37.9	40.4
Fiber reclaimed and brokered	1,679	1,630	3,400	3,296

(1)          For the three months ended June 30, 2007 and 2006, our corrugated container plants consumed 1,247,000 tons and 1,346,000 tons of containerboard, respectively.  For the six months ended June 30, 2007 and 2006, our corrugated container plants consumed 2,511,000 tons and 2,701,000 tons of containerboard, respectively.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Upon adoption, we reduced our existing reserves for uncertain tax positions by $2 million.  This reduction was recorded as a cumulative effect adjustment to the retained deficit.  For additional information regarding the adoption of FIN No. 48, see “Results of Operations - Recently Adopted Accounting Standards.”

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

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

Intentionally omitted in accordance with General Instruction (H) of Form 10-Q.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Intentionally omitted in accordance with General Instruction (H) of Form 10-Q.

ITEM 5.                    OTHER INFORMATION

(a)             None

(b)            There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
(Registrant)

Date: August 7, 2007	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)