Form 10-Q
period 2007-09-30
SMURFIT-STONE CONTAINER ENTERPRISES INC
filed 2007-11-07
CIK 94610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 5, 2007, the registrant had outstanding 770 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted thereby.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2007	2006	2007	2006
		(Restated)		(Restated)
Net sales	$1,885	$1,844	$5,579	$5,338
Costs and expenses
Cost of goods sold	1,596	1,541	4,815	4,644
Selling and administrative expenses	158	165	486	508
Restructuring charges	11	13	45	35
(Gain) loss on disposal of assets	64		64	(24)
Income from operations	56	125	169	175
Other income (expense)
Interest expense, net	(73)	(78)	(220)	(266)
Loss on early extinguishment of debt	(1)		(29)	(28)
Other, net	(31)	(3)	(59)	(26)
Income (loss) from continuing operations before income taxes	(49)	44	(139)	(145)
(Provision for) benefit from income taxes	(44)	(18)	(8)	50
Income (loss) from continuing operations	(93)	26	(147)	(95)
Discontinued operations
Income from discontinued operations, net of income tax provision of $9 for the nine months ended September 30, 2006				14
Loss on sale of discontinued operations, net of income tax benefit (provision) of $1 and ($174) for the three and nine months ended September 30, 2006		(2)		(3)
Net income (loss)	$(93)	$24	$(147)	$(84)

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions, except share data)	2007	2006
	(Unaudited)	(Restated)
Assets

Current assets
Cash and cash equivalents	$11	$9
Receivables, less allowances of $7 in 2007 and 2006	192	166
Retained interest in receivables sold	244	179
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	146	155
Materials and supplies	384	383
	530	538
Prepaid expenses and other current assets	42	34
Total current assets	1,019	926
Net property, plant and equipment	3,436	3,731
Timberland, less timber depletion	42	43
Goodwill	2,727	2,873
Other assets	181	203
	$7,405	$7,776
Liabilities and Stockholder’s Equity

Current liabilities
Current maturities of long-term debt	$12	$84
Accounts payable	584	542
Accrued compensation and payroll taxes	182	211
Interest payable	60	79
Income taxes payable	10	2
Current deferred income taxes	2	2
Other current liabilities	142	145
Total current liabilities	992	1,065
Long-term debt, less current maturities	3,394	3,550
Other long-term liabilities	941	1,010
Deferred income taxes	470	515
Stockholder’s equity
Common stock, par value $.01 per share; 1,000 shares authorized, 770 shares issued and outstanding in 2007 and 2006, respectively
Additional paid-in capital	3,656	3,635
Retained earnings (deficit)	(1,738)	(1,587)
Accumulated other comprehensive income (loss)	(310)	(412)
Total stockholder’s equity	1,608	1,636
	$7,405	$7,776

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, (In millions)	2007	2006
		(Restated)
Cash flows from operating activities
Net loss	$(147)	$(84)
Adjustments to reconcile net loss to net cash provided by operating activities
Gain on disposition of discontinued operations		(171)
Loss on early extinguishment of debt	29	28
Depreciation, depletion and amortization	272	288
Amortization of deferred debt issuance costs	6	7
Deferred income taxes	(3)	100
Pension and postretirement benefits	(58)	(2)
(Gain) loss on disposal of assets	64	(24)
Non-cash restructuring charges	8	16
Non-cash stock-based compensation	16	18
Non-cash foreign currency translation losses	47	12
Change in current assets and liabilities, net of effects from acquisitions and dispositions Receivables and retained interest in receivables sold	(83)
Inventories	2	27
Prepaid expenses and other current assets	2	10
Accounts payable and accrued liabilities	(4)	(97)
Interest payable	(19)	(25)
Other, net	2	17
Net cash provided by operating activities	134	120
Cash flows from investing activities
Expenditures for property, plant and equipment	(268)	(198)
Proceeds from property disposals and sale of businesses	399	956
Net cash provided by investing activities	131	758
Cash flows from financing activities
Proceeds from long-term debt	675
Net repayments of long-term debt	(904)	(848)
Debt repurchase premiums	(23)	(24)
Dividends paid	(6)	(6)
Capital contribution from SSCC	2	2
Deferred debt issuance costs	(7)
Net cash used for financing activities	(263)	(876)
Increase in cash and cash equivalents	2	2
Cash and cash equivalents
Beginning of period	9	5
End of period	$11	$7

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

Recently Adopted Accounting Standard:  Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The FSP requires retrospective application to all financial statements presented. The new standard does not impact the Company’s annual 2006 financial statements; however the impact on the Company’s previously reported income (loss) from continuing operations before income taxes for the three and nine months ended September 30, 2006 was income of $10 million and $9 million, respectively, which is reflected in cost of goods sold. The impact on the Company’s net income (loss) for the three and nine months ended September 30, 2006 was income of $6 million and $5 million, respectively.

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

Effective April 1, 2006, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” for new arrangements and modifications or renewals of existing arrangements. EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction. EITF No. 04-13 required the Company to prospectively report, beginning in the second quarter of 2006, certain inventory buy/sell transactions of similar containerboard types on a net basis in the consolidated statements of operations. Had EITF No. 04-13 previously been in effect, net sales and cost of goods sold would have been reduced by $58 million for the nine months ended September 30, 2006.

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

The tables below present the effect of the financial statement adjustments related to the restatement of the Company’s previously reported financial statements for the fiscal years ended December 31, 2006, 2005 and 2004, and for the three and nine month periods ended September 30, 2006. In addition, the 2004 consolidated balance sheet adjustment includes the cumulative effect of the income (loss) adjustments for the fiscal years ended December 31, 2003, 2002, 2001 and 2000 of $(19) million, $(1) million, $3 million and $1 million, respectively.

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

The effect of the restatement and the adoption of FSP No. AUG AIR-1 (See Note 1) on the consolidated statements of operations for the three and nine months ended September 30, 2006 is as follows:

	As Reported	Adjustments	As Restated
Three months ended September 30, 2006

Cost of goods sold	$1,551	$(10)	$1,541
Income (loss) from operations	115	10	125
Income (loss) from continuing operations before income taxes	34	10	44
Benefit from (provision for) income taxes	(14)	(4)	(18)
Income (loss) from continuing operations	20	6	26
Net income (loss)	18	6	24

Nine months ended September 30, 2006

Cost of goods sold	$4,653	$(9)	$4,644
Income (loss) from operations	166	9	175
Income (loss) from continuing operations before income taxes	(154)	9	(145)
Benefit from (provision for) income taxes	59	(9)	50
Income (loss) from continuing operations	(95)		(95)
Net income (loss)	(84)		(84)

The effect of the restatement on the consolidated statement of cash flows for the nine months ended September 30, 2006, is as follows:

	As Reported	Adjustments	As Restated

Net loss	$(84)	$	$(84)
Deferred income taxes	91	9	100
Accounts payable and accrued liabilities	(88)	(9)	(97)
Net cash provided by operating activities	120		120

3.              Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.              Strategic Initiatives and Restructuring Activities

During 2005, the Company announced a strategic initiatives plan to improve performance and better position the Company for long-term growth. The plan focused on cost reduction and productivity initiatives, including reinvestment in the Company's operations, from which the Company expects to achieve $525 million in annual savings by the end of 2008.

During the third quarter of 2007, in conjunction with the strategic initiatives plan, the Company announced the closure of two converting facilities. As a result of other ongoing strategic initiatives, the Company reduced its headcount by approximately 450 employees, excluding the impact of the sale of the Brewton, Alabama mill (See Note 6). The third quarter restructuring charges of $11 million, which were net of a gain of $8 million on the sale of properties related to previously closed facilities, included non-cash charges of $12 million related to the write-down of equipment and the acceleration of depreciation for equipment expected to be abandoned or taken out of service. Other restructuring charges of $7 million were primarily for severance and benefits. Additional charges of up to $2 million will be recorded in future periods for severance and benefits related to the closure of these converting facilities.

For the nine months ended September 30, 2007, the Company has closed ten converting facilities and the Carthage, Indiana and Los Angeles, California medium mills and reduced its headcount by approximately 1,550 employees. The restructuring charges of $45 million, which were net of a gain of $41 million on the sale of properties related to previously closed facilities, included non-cash charges of $49 million. The non-cash charges related to the write-down of equipment and the acceleration of depreciation for equipment expected to be abandoned or taken out of service. Other restructuring charges of $37 million were primarily for severance and benefits. The net sales of the closed converting facilities as of September 30, 2007 prior to closure and for the year ended December 31, 2006 were $65 million and $192 million, respectively. The majority of these net sales are expected to be transferred to other operating facilities. The production of the two medium mills, which had combined annual capacity of 200,000 tons, was partially offset by restarting the previously idled machine at the Jacksonville, Florida mill with annual capacity to produce 170,000 tons of medium.

The Company recorded restructuring charges of $13 million and $35 million for the three and nine months ended September 30, 2006, respectively, including non-cash charges of $6 million and $16 million, respectively, related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value related to the closure of converting facilities. The remaining charges were primarily for severance and benefits, including pension settlement costs of $4 million and $6 million for the three and nine months ended September 30, 2006, respectively.

At December 31, 2006, the Company had $47 million of accrued exit liabilities related to the restructuring of operations. For the three and nine months ended September 30, 2007, the Company incurred $4 million and $25 million, respectively, of cash disbursements related to these exit liabilities. In addition, for the three and nine months ended September 30, 2007, the Company incurred $6 million and $18 million, respectively, of cash disbursements related to exit liabilities established during 2007.

5.              Discontinued Operations

On June 30, 2006, the Company completed the sale of substantially all of the assets of its Consumer Packaging division for $1.04 billion. The Company recorded a pretax gain of $174 million, offset by a $175 million income tax provision, resulting in a net loss on sale of discontinued operations of $1 million in the second quarter of 2006. The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $273 million. The Company finalized post-closing adjustments in the third quarter of 2006, resulting in an additional pretax loss of $3 million, offset by a $1 million income tax benefit.

The Consumer Packaging division was a reportable segment of the Company comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario. Net sales for these operations were $787 million through the date of sale on June 30, 2006. These facilities employed approximately 6,600 hourly and salaried employees. The results of operations for the Consumer Packaging segment have been reclassified as discontinued operations for the nine months ended September 30, 2006.

6.              (Gain) Loss on Disposal of Assets

On September 28, 2007, the Company completed the sale of its Brewton, Alabama, mill assets for $355 million. The Company received cash proceeds of $338 million, which excluded $16 million of accounts receivable previously sold to Stone Receivables Corporation under the accounts receivable securitization program and was net of $1 million of other closing adjustments. Current liabilities of $22 million were retained and will be paid by the Company. The Brewton mill had annual production capacity of approximately 300,000 tons of white top linerboard and 190,000 tons of solid bleached sulfate. The Company will continue to produce white top linerboard at two of its mills. Substantially all of the proceeds from the sale were applied directly to debt reduction (See Note 10). The sale resulted in a pretax loss of $65 million, which reflected the allocation of $146 million of goodwill (See Note 16). The Company recorded an after-tax loss of approximately $97 million related to the transaction, reflecting a provision for income taxes of $32 million, which is higher than the statutory income tax rate due to the non-deductibility of goodwill.

The Company recorded a gain of $23 million in the first quarter of 2006 related to the divestiture of its Port St. Joe, Florida joint venture interest and related real estate.

7.              Other, Net

For the three and nine months ended September 30, 2007, the Company recorded non-cash foreign currency losses of $22 million and $47 million, respectively, related to its operations in Canada. For the three and nine months ended September 30, 2006, the Company recorded non-cash foreign currency losses of an insignificant amount and $12 million, respectively, related to its operations in Canada.

During the second quarter of 2007, the Company recorded a $15 million gain on the sale of emission credits and water rights associated with the Los Angeles, California mill.

8. Accounts Receivable Securitization Programs

At September 30, 2007 and December 31, 2006, $697 million and $590 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the Company retained a subordinated interest. The off-balance sheet debt related to the two accounts receivable programs totaled $460 million and $448 million, respectively, as of those dates.

9. Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment. At September 30, 2007, the maximum potential amount of future payments related to these guarantees was approximately $32 million and decreases ratably over the life of the contracts. In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

In 2006, the Company entered into an agreement to guarantee a portion of a third party’s debt in decreasing amounts through January 2010. The guarantee was entered into in connection with the third party’s progress payment financing for the purchase and installation of machinery and equipment for the conversion of corrugated containerboard. The Company and the third party are parties to a supply agreement through 2021, whereby the Company sells containerboard to the third party, and a purchase agreement through 2014, whereby the third party sells corrugated sheets to the Company. At September

30, 2007, the maximum potential amount of the future payments related to this guarantee was approximately $12 million. The Company has no recourse to the assets of the third party, other than that of a general unsecured creditor. The fair value of this guarantee at September 30, 2007 was an immaterial amount and is included in other assets, with an offset in other long-term liabilities in the accompanying consolidated balance sheets.

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

10. Long-Term Debt

On March 26, 2007, the Company completed an offering of $675 million of 8.00% unsecured senior notes due March 15, 2017 (the “8.00% Senior Notes”). The Company used the proceeds of this issuance to repay $546 million of 9.75% Senior Notes due 2011 (the “9.75% Senior Notes”), which were purchased in connection with a cash tender offer, pay related tender premiums and accrued interest of $19 million and $8 million, respectively, and repay $95 million of the Company’s revolving credit facility. In addition, the Company used the proceeds to pay fees and expenses of $7 million related to this transaction. A loss on early extinguishment of debt of $23 million was recorded in the first quarter of 2007, including $19 million for tender premiums and a $4 million write-off of unamortized deferred debt issuance costs.

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

The 8.00% Senior Notes are redeemable in whole or in part at the option of the Company beginning on March 15, 2012 at a price of 104.0% of the principal amount, plus accrued interest. The redemption price will decline each year after 2012 and, beginning on March 15, 2015, will be 100% of the principal amount of the notes plus accrued interest.

On September 28, 2007, the Company completed the sale of its Brewton, Alabama mill (See Note 6) and used the net proceeds of $338 million to prepay $301 million of its Tranche B term loan and $21 million of its revolving credit facility. In addition, the Company paid fees and expenses of $16 million related to the sale transaction. The Company recorded a loss on early extinguishment of debt of $1 million related to the write-off of unamortized deferred debt issuance costs.

For the nine months ended September 30, 2007, the Company used $57 million of net proceeds received from the sale of properties related to previously closed facilities to prepay $30 million of its Tranche C term loan, $9 million of its Tranche C-1 term loan and pay down $18 million of its revolving credit facility.

On March 30, 2007, the Company used approximately $66 million in borrowings against its revolving credit facility, together with an escrow balance of $3 million, to prepay the $69 million outstanding aggregate principal balance of the Company’s 8.45% mortgage notes, which were payable on September 1, 2007.

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

On August 31, 2007, the Company announced the freeze of its defined benefit pension plans for salaried employees. Effective January 1, 2009, U.S. and Canadian salaried employees will no longer accrue additional years of service and U.S. salaried employees will no longer recognize future increases in compensation under the existing defined benefit pension plans for benefit purposes. In accordance with SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company accounted for this freeze as a plan curtailment, remeasured its assets and obligation as of August 31, 2007 and recognized a curtailment gain of approximately $3 million during the third quarter of 2007. Upon remeasurement, the Company reduced its benefit obligation in other long-term liabilities by $106 million, decreased accumulated other comprehensive loss  by $64 million and increased deferred income tax liability by $42 million.

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs, including the discontinued operations of the Consumer Packaging division during 2006 (See Note 5), are as follows:

	Three months ended September 30,				Nine months ended September 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$14	$15	$1	$1	$40	$54	$3	$4
Interest cost	50	50	3	3	148	146	8	10
Expected return on plan assets	(60)	(56)			(177)	(167)
Amortization of prior service cost (benefit)	2	2	(1)	(1)	6	7	(2)	(3)
Amortization of net (gain) loss	13	14		1	42	57	(1)	3
Curtailment loss (gain)	(2)		(2)			15	(3)	(5)
Settlements		4			2	6
Multi-employer plans	1	2			3	5
Net periodic benefit cost	$18	$31	$1	$4	$64	$123	$5	$9

The Company’s 2007 expected contributions to its qualified defined benefit plans and benefit payments to its non-qualified defined benefit plans and postretirement plans are not expected to be materially different than the amounts disclosed at December 31, 2006.

The 2006 curtailment loss (gain) are related to the sale of the Consumer Packaging division and are included in the net loss on sale of discontinued operations (See Note 5).

The curtailment gain in the third quarter of 2007 is primarily related to the salaried defined benefit plan freeze. For the nine months ended September 30, 2007, the curtailment gain is offset by charges related to closed facilities that are included as part of restructuring charges (See Note 4).

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

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel and heating oil. The objective is to fix the price of a portion of the Company’s purchases of these commodities used in the manufacturing process. The changes in the market value of such derivative instruments have historically offset, and are expected to continue to offset, the changes in the price of the hedged item. As of September 30, 2007, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with the commodities forecasted transactions was 15 months.

For the three and nine months ended September 30, 2007, the Company reclassified a $2 million loss (net of tax) and an $8 million loss (net of tax), respectively, from other comprehensive income (loss) (“OCI”) to cost of goods sold when the hedged items were recognized. For the three and nine months ended September 30, 2006, the Company reclassified a $2 million loss (net of tax) from OCI to cost of goods sold when the hedged items were recognized. The fair value of these commodity derivative instruments at September 30, 2007 was an $11 million liability, of which $10 million was included in other current liabilities, and $1 million was included in other long-term liabilities.

For the three and nine months ended September 30, 2007, the Company recorded a $1 million gain (net of tax) and a $4 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting. For the three and nine months ended September 30, 2006, the Company recorded a $5 million loss (net of tax) and a $13 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the three and nine months ended September 30, 2007, the Company recorded a $1 million loss (net of tax) and a $6 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting. For the three and nine months ended September 30, 2006, the Company recorded a $2 million loss (net of tax) and a $4 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar. The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows. As of September 30, 2007, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency was 15 months. For the three and nine months ended September 30, 2007, the Company reclassified a $1 million gain (net of tax) and an immaterial amount, respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments. For the three and nine months ended September 30, 2006, the Company reclassified a $1 million gain (net of tax) and a $3 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments. The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded. The fair value of the Company’s foreign currency derivative instruments at September 30, 2007 was an $11 million asset, of which $10 million was included in prepaid expenses and other current assets, and $1 million was included in other assets.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%. These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans. Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded. The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period. For the three and nine months ended September 30, 2007, the Company reclassified a $1 million gain (net of tax) and $2 million gain (net of tax), respectively, from OCI to interest expense when the hedged items were recognized. For the three and nine months ended September 30, 2006, the Company reclassified a $1 million gain (net of tax) from OCI to interest expense when the hedged items were recognized. The fair value of the Company’s interest rate swap contracts at September 30, 2007 was a $5 million asset included in other assets.

Deferred Hedge Gain (Loss)

The cumulative deferred hedge gain on all derivative instruments was $2 million (net of tax) at September 30, 2007, including a $6 million loss (net of tax) on commodity derivative instruments, a $5 million gain (net of tax) on foreign currency derivative instruments and a $3 million gain (net of tax) on interest rate swap contracts. The Company expects to reclassify an immaterial amount into cost of goods sold within the next 12 months, related to the commodity and foreign currency derivative instruments.

13. Income Taxes

During the three and nine months ended September 30, 2007, an additional $2 million and $5 million, respectively, of unrecognized tax benefits were recorded related to a tax position taken during the current year and for interest on unrecognized tax benefits previously recorded.

The sale of the Brewton, Alabama mill assets during the third quarter of 2007 generated a taxable gain for U.S. income tax purposes that will be substantially offset by available net operating loss (NOL) carryforwards (See Note 6).

During the nine months ended September 30, 2007, the Company recorded a $5 million income tax benefit related to the resolution of a prior year tax matter.

The Canada Revenue Agency (“CRA”) is currently examining the tax years 1999 through 2005. In connection with the examination of the Company’s 1999 and 2000 Canadian income tax returns, the CRA is considering certain significant adjustments to taxable income related to the acquisition of a Canadian company and to transfer prices of inventory sold by the Company’s Canadian subsidiaries to its U.S. subsidiaries. These matters may be resolved at the examination level or subsequently upon appeal within the next twelve months. While the final outcome of the examination or subsequent appeal, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, the Company believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

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

14. Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net income (loss)	$(93)	$24	$(147)	$(84)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	(4)	(14)	4	(23)
Net hedging loss (gain) reclassified into earnings			6	(2)
Foreign currency translation adjustment	1		1	(1)
Net deferred employee benefit plan expense reclassified into earnings	27		27
Net impact of defined benefit plan remeasurement (See Note 11)	64		64
Comprehensive income (loss)	$(5)	$10	$(45)	$(110)

15. Stock-Based Compensation

Certain officers and key managers of the Company participate in various stock-based compensation plans sponsored by SSCC, which issues stock options and restricted stock units (“RSUs”). During the third quarter of 2007, the Company granted approximately 386,000 SSCC stock options with a weighted-average exercise price and grant date fair value of $13.31 and $4.91, respectively. For the nine months ended September 30, 2007, the Company granted approximately 1,209,000 SSCC stock options with a weighted-average exercise price and grant date fair value of $12.85 and $4.75, respectively. These options vest and become exercisable on the third anniversary of the award date. Compensation expense is being recorded over the three-year period on a straight-line basis. For the nine months ended September 30, 2007, the Company also granted 110,000 SSCC performance-based stock options to certain management level employees responsible for implementing the strategic initiatives plan with a weighted-average exercise price and grant date fair value of $11.70 and $3.99, respectively. Vesting of the performance-based options is dependent upon the financial performance of the Company and the attainment of the strategic initiatives savings through 2008. Compensation expense is being recorded over the remaining strategic initiatives period based on the achievement of the performance criteria.

During the third quarter of 2007, the Company also issued approximately 337,000 non-vested SSCC RSUs to certain employees and non-employee directors with a weighted-average grant date fair value of $13.31 per RSU. For the nine months ended September 30, 2007, the Company issued approximately 672,000 non-vested SSCC RSUs to certain employees and non-employee directors with a weighted-average grant date fair value of $12.96 per RSU. In addition, the Company issued approximately 334,000 vested SSCC RSUs and approximately 67,000 related premium non-vested SSCC RSUs at $10.83 per RSU to settle its 2006 management incentive plan liability, which had been accrued for in the prior year. The non-vested SSCC RSUs vest in three years, in accordance with the Company’s applicable management incentive plan and long-term incentive plan.

16. Goodwill

The following table summarizes the activity of goodwill for the nine months ended September 30, 2007:

Total
Balance at January 1, 2007	$2,873
Goodwill included in loss on sale of Brewton, Alabama mill (See Note 6)	(146)
Balance at September 30, 2007	$2,727

17. Business Segment Information

The Company’s Consumer Packaging segment, which was sold as of June 30, 2006 (See Note 5), has been classified as discontinued operations and is excluded from the segment results.

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

18. Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs at sites where it has been named as a PRP, the Company’s estimated liability of $5 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. As of September 30, 2007, the Company had approximately $19 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet. The Company believes the liability for these matters was adequately reserved at September 30, 2007.

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

GENERAL

We meet the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format permitted thereby. The omitted information is substantially similar to the disclosures contained in Smurfit-Stone Container Corporation’s Quarterly Report on Form    10-Q for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission on the date hereof. In accordance with General Instruction (H) (2) (a), the discussion of our results of operations below includes only a narrative analysis of the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.

We are a wholly-owned subsidiary of Smurfit-Stone Container Corporation (Smurfit-Stone), a holding company with no business operations of its own. Smurfit-Stone conducts its business operations through us.

Our Consumer Packaging segment, which was sold as of June 30, 2006 (see Results of Operations, “Discontinued Operations”), is classified as discontinued operations and is excluded from the segment results in 2006.

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

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

During the second quarter of 2007, we determined that $28 million of net benefits from income taxes previously recognized on non-cash foreign currency translation losses from 2000 to 2006 should not have been recognized under Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  Because we are indefinitely reinvested in the foreign operations, the losses should have been treated as permanent differences when determining taxable income for financial accounting purposes.

We performed an evaluation to determine if the errors resulting from recognizing the deferred tax impact of the non-cash foreign currency translation losses were material to any individual prior period, taking into account the requirements of Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No.108), which was adopted in 2006. Based on this analysis, we concluded the errors were not material to any individual period from 2000 to 2006 and therefore, as provided by SAB No. 108, the correction of the error does not require previously filed reports to be amended. We have restated the 2006 financial statements included in this filing. Financial statements for the years ended December 31, 2005 and 2006 will be restated in our Annual Report on Form 10-K for the year ended December 31, 2007.

In Note 2 of the Notes to Consolidated Financial Statements, we have provided tables that show the impact of the financial statement adjustments related to the restatement of the Company’s previously reported financial statements for the fiscal years ended December 31, 2006, 2005 and 2004, and for the three and nine month periods ended September 30, 2006.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The FSP requires retrospective application to all financial statements presented. The new standard does not impact our annual 2006 financial statements; however the impact on our previously reported loss from continuing operations before income taxes for the nine months ended September 30, 2006 was income of $9 million, which is reflected in cost of goods sold. The impact on our net loss for the nine months ended September 30, 2006 was income $5 million.

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

Effective April 1, 2006, we adopted Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty” (EITF No. 04-13), for new arrangements and modifications or renewals of existing arrangements. EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction. EITF No. 04-13 required us to prospectively report, beginning in the second quarter of 2006, certain inventory buy/sell transactions of similar containerboard types on a net basis in the consolidated statements of operations. Had EITF No. 04-13 been in effect, net sales and cost of goods sold would have been reduced by $58 million for the nine months ended September 30, 2006.

RESULTS OF OPERATIONS

Overview

For the nine months ended September 30, 2007, we had a net loss of $147 million compared to a net loss of $84 million for 2006. The higher loss in the first nine months of 2007 compared to the same period in 2006 was due primarily to the loss on the sale of the Brewton, Alabama mill and higher non-cash foreign currency translation losses. In the first nine months of 2007, the containerboard, corrugated containers and reclamation operating profit of $446 million was $79 million higher compared to the same period last year due primarily to higher average selling prices for most of our products and benefits from our strategic initiatives. The 2007 results were also favorably impacted by lower interest expense. Net sales increased 4.5% in the first nine months of 2007 compared to the first nine months of 2006 due primarily to the higher average selling prices and higher containerboard shipments.

While we expect significant price improvement in the fourth quarter of 2007, earnings will likely decrease sequentially due to seasonal and timing factors. Results will be impacted by significant additional mill maintenance downtime and associated costs, higher energy usage and wood fiber costs, and the impact from the Brewton mill sale. We expect profitability to improve during 2008 due to higher pricing and additional benefits from our ongoing strategic initiative efforts.

Strategic Initiatives and Restructuring Activities

For 2007, we are targeting $420 million in savings and productivity improvements, net of transition costs, from our strategic initiatives, compared to levels prior to the start of our plan as adjusted for the impact of inflation. During the nine months ended September 30, 2007, we realized estimated savings of $302 million from these initiatives. The benefits were driven by headcount reductions, productivity improvements and the closures of four containerboard mills and 26 converting facilities.

For the nine months ended September 30, 2007, we closed ten converting facilities, announced the closure of two additional converting facilities, closed the Carthage, Indiana and Los Angeles, California medium mills and reduced our headcount by approximately 1,550 employees. The restructuring charges of $45 million, which were net of a gain of $41 million on the sale of properties related to previously closed facilities, included non-cash charges of $49 million. The non-cash charges related to the write-down of equipment and the acceleration of depreciation for equipment expected to be abandoned or taken out of service. Other restructuring charges of $37 million were primarily for severance and benefits. The net sales of the closed converting facilities as of September 30, 2007 prior to closure and for the year ended December 31, 2006, were $65 million and $192 million, respectively. The majority of these net sales are expected to be transferred to other operating facilities. The production of the two medium mills, which had combined annual capacity of 200,000 tons, was partially offset by restarting the previously idled machine at the Jacksonville, Florida mill with annual capacity to produce 170,000 tons of medium.

Sale of Assets

On September 28, 2007 we completed the sale of the Brewton, Alabama, mill assets for $355 million. We received cash proceeds of $338 million, which excluded $16 million of accounts receivable previously sold to Stone Receivables Corporation under the accounts receivable securitization program and was net of $1 million of other closing adjustments. Current liabilities of $22 million were retained and will be paid by us. The Brewton mill has annual production capacity of approximately 300,000 tons of white top linerboard and 190,000 tons of solid bleached sulfate (SBS). We continue to produce white top linerboard at two of our mills. Substantially all of the proceeds were applied directly to debt reduction.

The sale resulted in a pre-tax loss of approximately $65 million, which reflected the allocation of $146 million of goodwill to this operation. We recorded an after-tax loss of approximately $97 million related to the transaction, reflecting a provision for income taxes higher than the statutory income tax rate due to the non-deductibility of goodwill.

Nine Months 2007 Compared to Nine Months 2006

	Nine months ended September 30,
	2007		2006
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations (Note 1,2)	$5,579	$446	$5,338	$367

Restructuring charges		(45)		(35)
Gain (loss) on sale of assets		(64)		24
Interest expense, net		(220)		(266)
Loss on early extinguishment of debt		(29)		(28)
Non-cash foreign currency translation losses		(47)		(12)
Corporate expenses and other (Note 1,3)		(180)		(195)
Loss from continuing operations before income taxes		$(139)		$(145)

Note 1:  Effective January 1, 2007, working capital interest is no longer charged to operations. The financial information for the nine months ended September 30, 2006 has been restated to conform to the current year presentation.

Note 2:  Effective April 1, 2007, results for the reclamation operations have been combined with the Containerboard and Corrugated Containers segment. The financial information for the nine months ended September 30, 2007 and 2006 has been restated to conform to the current year presentation.

Note 3:  Amounts include corporate expenses and other expenses not allocated to operations.

Net sales increased 4.5% in 2007 compared to last year due primarily to higher average selling prices ($368 million) for containerboard, corrugated containers market pulp and reclaimed fiber. Net sales were unfavorably impacted by lower sales volume ($75 million) primarily for corrugated containers and the impact of adopting EITF No. 04-13 ($52 million), as described in “Recently Adopted Accounting Standards.”  Average domestic linerboard prices for the first nine months of 2007 were 4.3% higher compared to 2006. Our average North American selling price for corrugated containers increased 3.5% compared to 2006. Third party shipments of containerboard increased 15.1% compared to the same period last year. Shipments of corrugated containers on a total and per day basis were 6.4% and 6.9%, respectively, lower compared to last year due primarily to container plant closure efforts, actions to improve margins by exiting unprofitable accounts and weaker market conditions. Our average sales prices for market pulp, solid bleached sulfate (SBS) and kraft paper increased 14.6%, 3.3% and 6.6%, respectively, compared to last year. The average price for OCC increased approximately $40 per ton compared to last year.

Our containerboard mills operated at 99.0% of capacity in the first nine months of 2007 and containerboard production was 0.7% higher compared to last year. Production of SBS increased by 2.6% compared to last year, while production of market pulp and kraft paper decreased 0.9% and 13.2%, respectively. Total tons of fiber reclaimed and brokered increased 3.0%.

Cost of goods sold increased from $4,644 million in 2006 to $4,815 million in 2007 due primarily to higher costs of reclaimed material ($192 million), other materials ($29 million), wood fiber ($17 million) and freight ($22 million). Cost of goods sold in 2007 was impacted by the adoption of EITF No. 04-13 ($52 million), lower sales volume ($65 million) and lower cost for energy ($32 million). Cost of goods sold as a percent of net sales decreased from 87.0% in 2006 to 86.3% in 2007 due primarily to the impact of the higher average sales prices and adopting EITF No. 04-13.

Selling and administrative expense decreased $22 million in 2007 compared to 2006 due primarily to lower employee benefits cost and savings achieved from our strategic initiatives plan. Selling and administrative expense as a percent of net sales decreased from 9.5% in 2006 to 8.7% in 2007 due primarily to the lower employee benefits costs and the higher average sales prices.

Interest expense, net was $220 million in 2007. The $46 million decrease compared to 2006 was the result of lower average borrowings ($41 million), lower average interest rates ($4 million) and higher interest income ($1 million). The lower average borrowings were primarily due to the sale of the Consumer Packaging division and the resulting debt reduction. Our overall average effective interest rate for the nine months ended September 30, 2007 was lower than 2006 by approximately 0.14%.

For the nine months ended September 30, 2007, we recorded a loss on early extinguishment of debt of $29 million, including $23 million for tender premiums and a $6 million non-cash write-off of deferred debt issuance cost.

Other, net for 2007 included non-cash foreign currency translation losses of $47 million compared to losses of $12 million in 2006, and in 2007, a $15 million gain on sale of emission credits and water rights associated with the Los Angeles, California mill.

The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to the non-deductibility of goodwill on the sale of the Brewton, Alabama mill and non-cash foreign currency translation losses, state income taxes and the effect of other permanent differences.

Discontinued Operations

On June 30, 2006, we completed the sale of substantially all of the assets of our Consumer Packaging division for $1.04 billion. For the nine months ended September 30, 2006, we recorded a pretax gain of $171 million, offset by a $174 million income tax provision, resulting in a net loss on sale of discontinued operations of $3 million. The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $273 million.

The Consumer Packaging division was a reportable segment comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario. Net sales for these operations were $787 million through the date of the sale, June 30, 2006. These facilities employed approximately 6,600 hourly and salaried employees.

Statistical Data

(In thousands of tons, except as noted)	Nine months ended September 30,
	2007	2006
Mill production
Containerboard (1)	5,557	5,519
Kraft paper	132	152
Market pulp	428	432
SBS	236	230
North American corrugated containers sold (billion sq. ft.)	56.4	60.2
Fiber reclaimed and brokered	5,088	4,940

(1)         For the nine months ended September 30, 2007 and 2006, our corrugated container plants consumed 3,372,000 tons and 4,027,000 tons of containerboard, respectively.

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

(a) None

(b)    There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

ITEM 6.	EXHIBITS

The following exhibits are included in this Form 10-Q:

10.1

Asset Purchase Agreement dated August 8, 2007, by and among Smurfit-Stone Container Enterprises, Inc., Georgia-Pacific Brewton, LLC and Georgia-Pacific LLC (incorporated by reference to Exhibit 2.1 to Smurfit-Stone Container Corporation’s Current Report on Form 8-K dated August 8, 2007).

31.1	Certification pursuant to Rules 13a–14(a) and 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rules 13a–14(a) and 15d–14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
(Registrant)

Date: November 7, 2007	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)