Form 10-K
period 2007-12-31
SMURFIT-STONE CONTAINER ENTERPRISES INC
filed 2008-02-28
CIK 94610

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007 or

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

As of June 30, 2007, the last day of the registrant’s most recently completed second quarter, none of the registrant’s voting stock was held by non-affiliates.

The number of shares outstanding of the registrant’s common stock as of February 27, 2008: 770

DOCUMENTS INCORPORATED BY REFERENCE: None

The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format permitted.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-K

December 31, 2007

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those contained in such forward-looking statements. When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Enterprises, Inc., its operations or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed in Part I, Item 1A, “Risk Factors.”

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

PART I

ITEM 1.      BUSINESS

Unless the context otherwise requires, “we,” “us,” “our,” and “Company” refer to the business of Smurfit-Stone Container Enterprises, Inc. and its subsidiaries.

GENERAL

Smurfit-Stone Container Enterprises, Inc. (SSCE), incorporated in Delaware in 2000, is the industry’s leading integrated manufacturer of paperboard and paper-based packaging in North America, including containerboard and corrugated containers, and is one of the world’s largest paper recyclers. We have a complete line of graphics capabilities for packaging. For the year ended December 31, 2007, our net sales were $7,420 million and net loss was $103 million.

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

The Consumer Packaging division was a reportable segment comprised of four coated recycled boxboard mills and 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario. Net sales for these operations were $787 million for the six months ended June 30, 2006, and $1,584 million for the year ended December 31, 2005. These facilities employed approximately 6,600 hourly and salaried employees. The results of operations of the Consumer Packaging segment have been reclassified as discontinued operations for all periods presented.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

In 2007, we combined our Reclamation operations into the Containerboard and Corrugated Containers segment and now operate as one segment. The change to one segment was driven by changes to our management structure and further integration resulting from our strategic initiative plan, including the sale of the Consumer Packaging division. The Reclamation segment was previously a non-reportable segment. The 2006 and 2005 financial information has been restated to conform to the current year presentation. For financial information relating to our segment for the last three fiscal years, including our net sales to external customers by country of origin and total long-lived assets by country, see the information set forth in Note 23 of the Notes to Consolidated Financial Statements.

PRODUCTS

CONTAINERBOARD, CORRUGATED CONTAINERS and RECLAMATION SEGMENT

The Containerboard, Corrugated Containers and Reclamation segment includes 16 paper mills (13 located in the United States and three in Canada), 124 container plants (102 located in the United States, 16 in Canada, three in Mexico, two in China and one in Puerto Rico), 24 reclamation plants, one paper tube and core plant and one wood products plant located in the United States and one lamination plant located in Canada. In addition, we have equity ownership in two corrugated container plants in Asia (one in China and one in Thailand), as well as one sheet plant and a lithographic printing plant in China. Also, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada and the United States. The primary products of our Containerboard, Corrugated Containers and Reclamation segment include:

•                  containerboard;

•                  corrugated containers;

•                  kraft paper;

•                  market pulp; and

•                  reclaimed and brokered fiber.

We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers’ merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumer goods. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books and furniture. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck® recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. We also provide custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions. Our container plants serve local customers and large national accounts. Net sales of corrugated containers for 2007, 2006 and 2005 represented 60%, 64% and 65%, respectively, of the Company’s total net sales.

Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. We produced 3,736,000 tons of unbleached kraft linerboard, 959,000 tons of white top linerboard and 2,641,000 tons of medium in 2007. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations. In 2007, our corrugated container plants consumed 4,913,000 tons of containerboard. Net sales of containerboard to third parties for 2007, 2006 and 2005 represented 21%, 19% and 19%, respectively, of the Company’s total net sales.

Our paper mills also produce market pulp, kraft paper, solid bleached liner (SBL) and other specialty products. We produce bleached northern and southern hardwood pulp, bleached southern softwood pulp and fluff pulp, which are sold to manufacturers of paper products, including photographic and other specialty papers, as well as the printing and writing sectors. Kraft paper is used in numerous products, including consumer and industrial bags, grocery and shopping bags, counter rolls, handle stock and refuse bags.

Our reclamation operations procure fiber resources for our paper mills as well as other producers. We operate 24 reclamation facilities in the United States that collect, sort, grade and bale recovered paper. We also collect aluminum and plastics for resale to manufacturers of these products. In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to our recycled paper mills and other producers on a regional and national contract basis. Our waste reduction services extract additional recyclables from the waste stream by partnering with customers to reduce their waste expenses and increase efficiencies. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our reclamation facilities are located close to our recycled paper mills, ensuring availability of supply with minimal shipping costs. In 2007, our paper mills consumed 2,780,000 tons of the fiber reclaimed and brokered by our reclamation operations, representing an integration level of approximately 41%.

Production for our paper mills, sales volume for our corrugated container facilities and fiber reclaimed and brokered for the last three years were:

(In thousands of tons, except as noted)
	2007	2006	2005
Mill Production
Containerboard	7,336	7,402	7,215
Solid bleached sulfate (SBS)/SBL(Note 1)	269	313	283
Kraft paper	177	199	204
Market pulp	574	564	563
Corrugated containers sold (in billion square feet)	74.8	80.0	81.3
Fiber reclaimed and brokered	6,842	6,614	6,501

                                                Note 1: Production for the years ended 2007, 2006 and 2005 include 143,000, 189,000 and 177,000 tons, respectively, of SBS which was produced by the Brewton, Alabama mill. The Brewton, Alabama mill was sold in September 2007. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Sale of Assets.”

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

We serve a broad customer base. We serve thousands of accounts from our plants and sell packaging and other products directly to end users and converters, as well as through resellers. Our corrugated container sales organization is centralized with sales responsibilities for all converting plants. This allows us to better focus on revenue growth and assign the appropriate resources to the best opportunities. Marketing of containerboard and pulp to third parties is centralized in our board sales group. Total tons of containerboard and market pulp sold in 2007, 2006 and 2005 were 3,381,000, 3,093,000 and 2,651,000, respectively.

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

RESEARCH AND NEW PRODUCT DEVELOPMENT

The majority of our research and development activities are performed at our facility located in Carol Stream, Illinois. We use advanced technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. In 2007, 2006 and 2005, we spent approximately $3 million, $4 million and $9 million, respectively, on research and new product development activities.

INTELLECTUAL PROPERTY

We actively pursue applications for patents on new technologies and designs and attempt to protect our patents against infringement. Nevertheless, we believe our success and growth are more dependent on the quality of our products and our relationships with customers than on the extent of our patent protection. We hold or are licensed to use certain patents, licenses, trademarks and trade names on our products, but do not consider the successful continuation of any material aspect of our business to be dependent upon such intellectual property.

EMPLOYEES

We had approximately 22,700 employees at December 31, 2007, of which approximately 18,600 were employees of U.S. operations. Approximately 11,100 (60%) of our U.S. employees are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

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

•                  Florence, South Carolina - August 2009

•                  La Tuque, Quebec, Canada - August 2009

•                  Hodge, Louisiana - June 2010

•                  Jacksonville, Florida - June 2010

•                  Missoula, Montana - May 2011

•                  Hopewell, Virginia - July 2011

We believe our employee relations are generally good. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

ENVIRONMENTAL COMPLIANCE

Our operations are subject to extensive environmental regulation by federal, state, local and foreign authorities. In the past, we have made significant capital expenditures to comply with water, air, solid and hazardous waste and other environmental laws and regulations. We expect to make significant expenditures in the future for environmental compliance. Because various environmental standards are subject to change, it is difficult to predict with certainty the amount of capital expenditures that will ultimately be required to comply with future standards.

The United States Environmental Protection Agency (EPA) issued its comprehensive rule governing air emissions (Maximum Achievable Control Technology (MACT)) and water discharges for the pulp, paper and paperboard industry known as the “Cluster Rule.” Phase II of MACT I of the Cluster Rule required us to implement systems to collect and control high volume, low concentration gases (or implement an approved compliance alternative) at various mills. All projects required for compliance were completed and operating prior to the required compliance dates. To comply with Phase II of MACT I, we spent approximately $65 million through 2006 and $9 million in 2007.

In 2004, the EPA promulgated a MACT regulation to limit hazardous air pollutant emissions from certain industrial boilers (Boiler MACT). Several of our mills were required to install new pollution control equipment in order to meet the compliance deadline of September 13, 2007. The Boiler MACT rule was challenged by third parties in litigation, and the United States District Court of Appeals for the D.C. Circuit issued a decision vacating Boiler MACT and remanding the rule to the EPA. Except for one mill which obtained a compliance extension until March 2008, all projects required to bring us into compliance with the now vacated Boiler MACT requirements were completed by September 13, 2007. We spent approximately $50 million on Boiler MACT projects through 2006 and $28 million in 2007. We anticipate spending approximately $3 million on these projects during the first quarter of 2008. It is presently unclear whether future rulemaking will require us to install additional pollution control equipment on industrial boilers at our facilities.

In addition to Cluster Rule and Boiler MACT compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule and Boiler MACT projects described above, for the past three years we have spent an average of approximately $9 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule and Boiler MACT, it is our opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position or operating results. However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results. See Part I, Item 3, “Legal Proceedings, Environmental Matters.”

ITEM 1A.   RISK FACTORS

We are subject to certain risks and events that, if one or more of them occur, could adversely affect our business, our financial condition and results of operations. You should consider the following risk factors, in addition to the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business and an investment in our securities. The risks below are not the only ones we face. Additional risks not currently known to us or that we currently deem immaterial also may adversely impact our business.

We have a highly leveraged capital structure.

Our high leverage could have significant consequences for us, including the following:

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

•      issue additional debt;

•      pay dividends or repurchase or redeem capital stock;

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

Wood fiber and reclaimed fiber, the principal raw materials used in the manufacture of our paper products, are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Adverse weather, conservation regulations and the shutdown of a number of sawmills have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which we procure wood fiber. Fluctuations in supply and demand for reclaimed fiber, particularly export demand from Asian producers, have occasionally caused tight supplies of reclaimed fiber. At such times, we may experience an increase in the cost of fiber or may temporarily have difficulty obtaining adequate supplies of fiber.

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

If operating cash flows, net proceeds from borrowings, divestitures or other financing sources do not provide us with sufficient liquidity to meet our operating and debt service requirements, we will be required to pursue other alternatives to repay debt and improve liquidity. Such alternatives may include:

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

Federal, state, provincial, foreign and local environmental requirements, particularly those relating to air and water quality, are a significant factor in our business. Maintaining compliance with existing environmental laws, as well as complying with requirements imposed by new or changed environmental laws, may require capital expenditures for compliance. In addition, ongoing remediation costs and future remediation liability at sites where we may be a potentially responsible party (PRP) for cleanup activity under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and analogous state and other laws may materially adversely affect our results of operations and financial condition.

Foreign currency risks and exchange rate fluctuations could hinder the results of our Canadian operations.

Our assets and liabilities outside the United States are primarily located in Canada. Our principal foreign exchange exposure is the Canadian dollar. The functional currency for our Canadian operations is the U.S. dollar. Our net income could be reduced to the extent we have un-hedged positions, our hedging procedures do not perform as planned or the Canadian dollar continues to strengthen. Our financial performance is directly affected by exchange rates because:

•            certain of our products are manufactured in Canada, but sold in U.S. dollars; and

•            the monetary assets and liabilities of our Canadian operations are translated into U.S. dollars for financial reporting purposes.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.      PROPERTIES

The manufacturing facilities of our consolidated subsidiaries are located primarily in North America. We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for our use. During the last two years, we have invested significant capital in our operations to upgrade or replace corrugators and converting machines, while closing higher cost facilities. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Strategic Initiatives.” Our manufacturing facilities as of December 31, 2007 are summarized below:

	Number of Facilities			State
	Total	Owned	Leased	Locations(a)
United States
Paper mills	13	13		10
Corrugated container plants	102	72	30	30
Wood products plant	1	1		1
Paper tube and core plant	1	1		1
Reclamation plants	24	16	8	14
Subtotal	141	103	38	36

Canada and Other North America
Paper mills	3	3		N/A
Corrugated container plants	20	16	4	N/A
Laminating plant	1	1		N/A
Subtotal	24	20	4

China
Corrugated container plants	2	1	1	N/A

Total	167	124	43	N/A

(a) Reflects the number of states in which we have at least one manufacturing facility.

Our paper mills represent approximately 74% of our investment in property, plant and equipment. In addition to manufacturing facilities, we own approximately one million acres of timberland in Canada and operate wood harvesting facilities in Canada and the United States. The approximate annual tons of productive capacity of our paper mills at December 31, 2007 were:

	Annual Capacity (in thousands)
	United States	Canada	Total
Containerboard	6,631	507	7,138
SBL		127	127
Kraft paper	185		185
Market pulp	286	254	540
Total	7,102	888	7,990

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

ENVIRONMENTAL MATTERS

Federal, state, local and foreign environmental requirements are a significant factor in our business. We employ processes in the manufacture of pulp, paperboard and other products which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state, local and foreign environmental laws and regulations, including reporting and disclosure obligations. We operate and expect to continue to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes.

We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons, all of whom are referred to as PRPs, are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under CERCLA and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. In estimating our reserves for environmental remediation and future costs, our estimated liability of $5 million reflects our expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for the investigation and/or remediation of certain of our owned properties.

Based on current information, we believe the costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2007, we had approximately $18 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2007, and that the possibility is remote that we would incur any material liabilities for which we have not recorded adequate reserves.

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

DIVIDENDS ON COMMON STOCK

We paid dividends to Smurfit-Stone in the aggregate amount of approximately $8 million in 2007 to fund the dividend obligations of Smurfit-Stone to the holders of its 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock. Our ability to pay dividends in the future is restricted by certain provisions contained in various credit agreements and indentures relating to our outstanding indebtedness. See Note 9 of the Notes to Consolidated Financial Statements.

ITEM 6.      SELECTED FINANCIAL DATA

Intentionally omitted in accordance with General Instruction (I) of Form 10-K.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We meet the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format permitted thereby. The omitted information is substantially similar to the disclosures contained in Smurfit-Stone Container Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on the date hereof. In accordance with General Instruction (I) (2) (a), the discussion of our results of operations below includes only a narrative analysis of the results of operations explaining the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year presented and the fiscal year immediately preceding it.

Smurfit-Stone Container Enterprises, Inc. is an integrated manufacturer of paperboard and paper-based packaging. Our major products are containerboard, corrugated containers, market pulp, recycled fiber and kraft paper. We operate in one reportable industry segment. Our mill operations supply paper to our corrugated container converting operations. The products of our converting operations, as well as the mill and reclamation tonnage in excess of what is consumed internally, are the main products sold to third parties. Our operating facilities and customers are located primarily in the United States and Canada.

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

In 2007, we implemented price increases for our products, made substantial progress executing our strategic initiative plan and strengthened our management team. The higher average prices and incremental strategic initiative savings more than offset significant cost inflation. In 2007, U.S. industry per day shipments of corrugated containers decreased 2.1%. Our North American per day shipments of corrugated containers decreased 7.2% compared to 2006 due primarily to the closures of converting facilities and continued efforts to improve margins by exiting unprofitable business. Increased containerboard sales to third parties substantially offset the reduction in corrugated containers sold.

During 2007, our containerboard inventories decreased and ended the year at record low levels. In September 2007, we sold our Brewton, Alabama mill and used the proceeds to repay debt.

For 2007, we recorded a net loss of $103 million, compared to a net loss of $59 million in 2006. The higher loss was due principally to the 2007 loss on sale of the Brewton, Alabama mill ($97 million after-tax loss) and higher non-cash foreign currency exchange losses ($53 million after-tax). The 2007 results benefited from higher sales prices, savings from our strategic initiatives, lower interest expense and lower restructuring charges in 2007 compared to 2006. These benefits were partially offset by significant cost inflation on key input costs including fiber and freight.

In 2008, we anticipate continued improvement in our financial performance driven by higher average prices and incremental initiative benefits. While we expect continued inflation, cost pressures should moderate compared to levels seen in recent years. There is uncertainty about the direction of the overall economy, but we are projecting improved operating performance for our business in 2008.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

In 2007, we determined that $28 million of net benefits from income taxes previously recognized on non-cash foreign currency exchange losses from 2000 to 2006 should not have been recognized under SFAS No. 109, “Accounting for Income Taxes.” Because we are indefinitely reinvested in the foreign operations, the losses should have been treated as permanent differences when determining taxable income for financial accounting purposes.

We performed an evaluation to determine if the errors resulting from recognizing the deferred tax impact of the non-cash foreign currency exchange losses were material to any individual prior period, taking into account the requirements of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No.108), which was adopted in 2006. Based on this analysis, we concluded the errors were not material to any individual period from 2000 to 2006 and, therefore as provided by SAB No. 108, the correction of the error does not require previously filed reports to be amended. We have restated the 2006 consolidated balance sheet and 2005 financial statements included in this filing. In Note 2 of the Notes to Consolidated Financial Statements, we have provided tables that show the impact of the financial statement adjustments related to the restatement of the Company’s previously reported financial statements for the fiscal years ended December 31, 2006 and 2005. In addition, 2004 and 2003 financial information included in Part I, Item 6, “Selected Financial Data” has been restated.

STRATEGIC INITIATIVES

During 2005, we announced a strategic initiative plan to improve performance and better position us for long-term growth. Our plan focused on cost reduction and productivity initiatives with a target to achieve $525 million in annual savings in 2008 compared to levels prior to the start of our plan. In order to reduce our costs in our converting operations, we planned to close up to 30 converting facilities by the end of 2008 (inclusive of 28 facilities closed through December 31, 2007), transfer the majority of their production to other facilities and invest in new corrugators and finishing equipment in certain locations to improve our productivity. We expected to achieve additional cost reductions through i) mill consolidation, ii) productivity improvements at the mills and the remaining container plants, iii) standardization of containerboard trim sizes and grades produced, iv) transportation and procurement savings and v) reductions in selling and administrative expenses.

In 2005, as the first step in this cost reduction process and in order to better align production capacity with market conditions and demand, we permanently closed the New Richmond, Quebec linerboard mill, the Bathurst, New Brunswick medium mill and the previously idled No. 2 paper machine at the Fernandina Beach, Florida linerboard mill. Our containerboard manufacturing capacity was reduced by 700,000 tons, or 8.5%, as a result of these closures. In addition, we also closed two converting facilities, exited our investment in the Las Vegas, Nevada converting facility, and agreed to the closure of the Groveton, New Hampshire medium mill, in which we own a minority interest. As a result of these closures, we recorded restructuring charges of $321 million, including non-cash charges of $267 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values. The remaining charges were primarily for severance, benefits, lease commitments and post-closure environmental costs. These shutdowns resulted in approximately 780 employees being terminated. In addition, another 720 employees were terminated as part of the strategic initiative plan.

In 2006, in conjunction with the strategic initiative plan, we closed 14 converting facilities and permanently shut down four corrugators, resulting in the termination of approximately 1,400 employees. In addition, another 700 employees were terminated as part of the strategic initiative plan. We recorded restructuring charges of $43 million, net of gains of $18 million from the sale of three closed facilities and the No. 2 paper machine at the Fernandina Beach, Florida linerboard mill. Restructuring charges include non-cash charges of $23 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for equipment expected to be abandoned or taken out of service. The remaining charges of $38 million were primarily for severance and benefits, including pension settlement costs of $6 million.

In 2007, we closed 12 converting facilities and the Carthage, Indiana and Los Angeles, California medium mills and reduced our headcount by approximately 1,750 employees. The restructuring charges were $16 million, net of gains of $69 million on the sale of properties related to previously closed facilities. Restructuring charges include non-cash charges of $48 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for equipment expected to be abandoned or taken out of service. The remaining charges of $37 million were primarily for severance and benefits. The production of the two medium mills, which had combined annual capacity of 200,000 tons, was partially offset by restarting the previously idled machine at the Jacksonville, Florida mill with annual capacity to produce 170,000 tons of medium.

For 2007, we targeted $420 million in savings and productivity improvements, net of transition costs, from our strategic initiatives, compared to levels prior to the start of our plan as adjusted for the impact of inflation. During 2007, we realized savings of $438 million from these initiatives, including incremental savings of $195 million compared to 2006. The benefits were driven by headcount reductions, productivity improvements, including benefits from our operational excellence program, and the closure of four containerboard mills and 28 converting facilities through December 31, 2007. As a result of these actions, we have reduced our headcount by approximately 5,350 since June 30, 2005.

For 2008, we are targeting $525 million in cumulative savings and productivity improvements from our strategic initiatives. Incremental savings compared to 2007 will be driven by improved box plant productivity from our capital investments and our operational excellence program. We expect to incur capital expenditures of approximately $400 million in 2008. We expect to fund the capital expenditures through anticipated improvements in our operating cash flows and with proceeds from the sale of closed facilities.

During 2008, to continue implementation of the strategic initiative plan, we expect to record additional restructuring charges of approximately $20 million, including accelerated depreciation of approximately $8 million related to equipment expected to be abandoned or taken out of service in conjunction with the future closure of certain facilities.

SALE OF ASSETS

In September 2007, we completed the sale of the Brewton, Alabama, mill assets for $355 million. We received cash proceeds of $338 million, which excluded $16 million of accounts receivable previously sold to Stone Receivables Corporation under the accounts receivable securitization program and was net of $1 million of other closing adjustments. The Brewton mill had annual production capacity of approximately 300,000 tons of white top linerboard and 190,000 tons of solid bleached sulfate (SBS). We continue to produce white top linerboard at two of our mills. Substantially all of the proceeds were applied directly to debt reduction. We recorded a pretax loss of $65 million, and a $32 million income tax provision, resulting in a net loss of $97 million. The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $146 million.

RESULTS OF OPERATIONS

Discontinued Operations

Our Consumer Packaging segment, which was sold on June 30, 2006, has been classified as discontinued operations and is excluded from the segment results for all periods presented. See Part I, Item 1, “Business, Discontinued Operations.”

Recently Adopted Accounting Standards

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The FSP requires retrospective application to all financial statements presented. The new standard does not impact our annual 2006 and 2005 financial statements.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, we reduced our existing reserves for uncertain tax positions by $2 million. This reduction was recorded as a cumulative effect adjustment to the retained deficit. As of January 1, 2007, we had $120 million of net unrecognized tax benefits, of which $38 million was classified as a reduction to the amount of our net operating loss carryforwards and $82 million was classified as a liability for unrecognized tax benefits and included in other long-term liabilities.

Upon adoption of FIN No. 48, we elected to classify interest and penalties related to unrecognized tax benefits in our income tax provision, consistent with our previous accounting policy. At January 1, 2007, interest and penalties of $14 million related to unrecognized tax benefits was included in other long-term liabilities. The interest was computed on the difference between the tax position recognized in accordance with FIN No. 48 and the amount previously taken or expected to be taken in our tax returns, adjusted to reflect the impact of net operating loss and other tax carryforward items (See Note 14 of the Notes to the Consolidated Financial Statements).

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

Segment Financial Data

(In millions)	2007		2006
	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard, corrugated containers and reclamation operations (Note 1 and 2)	$7,420	$604	$7,157	$522

Restructuring charges		(16)		(43)
Gain (loss) on sale of assets		(62)		24
Interest expense, net		(285)		(341)
Loss on early extinguishment of debt		(29)		(28)
Foreign currency exchange gains (losses)		(52)		1
Corporate expenses and other (Note 1 and 3)		(236)		(245)
Loss from continuing operations before income taxes		$(76)		$(110)

Note 1: Effective January 1, 2007, working capital interest is no longer charged to operations. The financial information for 2006 has been restated to conform to the current year presentation.

Note 2: Effective April 1, 2007, results for our reclamation operations have been combined with the Containerboard and Corrugated Containers segment. The financial information for 2006 has been restated to conform to the current year presentation.

Note 3: Corporate expenses and other include corporate expenses and other expenses not allocated to operations.

2007 COMPARED TO 2006

We had a net loss available to common stockholders of $103 million for 2007 compared to a net loss of $59 million. The higher loss in 2007 compared to 2006 was due primarily to the after-tax loss on the sale of the Brewton, Alabama mill and higher non-cash foreign currency exchange losses. In 2007, the containerboard, corrugated containers and reclamation operating profit of $604 million was $82 million higher compared to 2006 due primarily to higher average selling prices for our products and benefits from our strategic initiatives. Operating profits in 2007 were negatively impacted by higher costs for fiber and freight compared to 2006.

Net sales increased 3.7% in 2007 compared to last year due primarily to higher average selling prices ($476 million) for containerboard, corrugated containers, market pulp and reclaimed fiber. Net sales were negatively impacted by $161 million in 2007 as a result of the sale of the Brewton, Alabama mill on September 28, 2007 and a change in the mix of our sales. As a result of lower corrugated container sales volume, more of our containerboard tons were sold directly to third parties. In addition, net sales were reduced as a result of the adoption of EITF 04-13 ($52 million), as described in “Recently Adopted Accounting Standards.” Average domestic linerboard prices for 2007 were 4.9% higher compared to 2006. Our average North American selling price for corrugated containers increased 3.5% compared to 2006. Third party shipments of containerboard increased 11.9% compared to the same period last year. Shipments of corrugated containers on a total and per day basis were lower 6.5% and 7.2%, respectively, compared to last year due primarily to container plant closure efforts, actions to improve the profitability of marginal accounts and market conditions. Our average sales prices for market pulp, SBS/SBL and kraft paper increased 13.8%, 2.4% and 5.5%, respectively, compared to last year. The average price for old corrugated containers (OCC) increased approximately $45 per ton compared to last year.

Our containerboard mills operated at 99.2% of capacity in 2007, while containerboard production was 0.9% lower compared to last year. The lower containerboard production was primarily due to the impact of the mill closures and the sale of the Brewton, Alabama mill, which were partially offset by the restarting of the previously idled machine at the Jacksonville, Florida mill. Production of SBS decreased by 14.1%

compared to last year due to the sale of the Brewton, Alabama mill. Production of market pulp increased 1.8%, while kraft paper decreased 11.1%. Total tons of fiber reclaimed and brokered increased 3.4%.

Cost of goods sold increased from $6,185 million in 2006 to $6,404 million in 2007 due primarily to higher costs of reclaimed material purchased by our reclamation operations ($275 million), wood fiber ($17 million), freight ($37 million) and other materials ($81 million). Cost of goods sold in 2007 was favorably impacted by the adoption of EITF No. 04-13 ($52 million) and lower sales volume ($139 million). Cost of goods sold as a percent of net sales in 2007 was 86.3%, comparable to 2006.

Selling and administrative expense decreased $44 million in 2007 compared to 2006 due primarily to lower employee benefits cost and savings achieved from our strategic initiatives plan. Selling and administrative expense as a percent of net sales decreased from 9.5% in 2006 to 8.5% in 2007 due primarily to the lower employee benefits costs and the higher average sales prices.

We recorded a pretax loss of $65 million in the third quarter of 2007 related to the sale of our Brewton, AL mill. We recorded a gain on sale of assets of $23 million in 2006 related to the divestiture of our Port St. Joe, Florida joint venture interest and related real estate.

Interest expense, net was $285 million in 2007. The $56 million decrease compared to 2006 was the result of lower average borrowings ($46 million) and lower average interest rates ($10 million). The lower average borrowings were primarily due to debt reduction from the sales of the Consumer Packaging division and the Brewton, Alabama mill. Our overall average effective interest rate in 2007 was lower than 2006 by approximately 0.27%.

In 2007, we recorded a loss on early extinguishment of debt of $29 million, including $23 million for tender premiums and a $6 million non-cash write-off of deferred debt issuance cost.

We recorded non-cash foreign currency exchange losses of $52 million in 2007 compared to gains of $1 million in 2006 due to the strengthening of the Canadian dollar.

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

Commodity Price Risk

We use financial derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities including fuel and heating oil. Our objective is to fix the price of a portion of the purchases of these commodities used in the manufacturing process. The changes in the market value of such derivative instruments have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of December 31, 2007, the maximum length of time over which we are hedging our exposure to the variability in future cash flows associated with natural gas forecasted transactions is one year. As of December 31, 2007, we had monthly derivative instruments to hedge approximately 45% of our expected natural gas requirements in the first quarter of 2008 and approximately 25% for the remainder of 2008. Excluding the impact of derivative instruments, the potential change in our expected 2008 and 2007 natural gas cost, based upon our expected annual usage and unit cost, resulting from a hypothetical 10% adverse price change, would be approximately $13 million for both years. The changes in energy cost discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” include the impact of the natural gas derivative instruments. See Note 10 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar. Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar. The Canadian dollar has strengthened against the U.S. dollar in each of the last three years. In 2007, 2006 and 2005, the average exchange rates for the Canadian dollar strengthened against the U.S. dollar by 5.2%, 6.4% and 6.9%, respectively. Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We use financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows. These instruments typically have maturities of twelve months or less. As of December 31, 2007, we had monthly Canadian dollar forward purchase contracts to hedge approximately 40% of our estimated requirements for 2008.

We performed a sensitivity analysis as of December 31, 2007 and 2006 that measures the change in the book value of our net monetary Canadian liability arising from a hypothetical 10% adverse movement in the exchange rate of the Canadian dollar relative to the U.S. dollar with all other variables held constant. The potential change in fair value resulting from a hypothetical 10% adverse change in the Canadian dollar exchange rate at December 31, 2007 and 2006, would be $30 million and $29 million, respectively. Fluctuations in Canadian dollar monetary assets and liabilities result in gains or losses, which are credited or charged to income.

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

We have entered into interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans. These contracts extend until 2011, consistent with the maturity on our Tranche B and Tranche C term loans. Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the variable interest rate, and are recorded in other comprehensive income until the underlying transaction is recorded. The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period. The fair value of our interest rate swap contracts at December 31, 2007 was a $3 million liability, included in other long-term liabilities.

We performed a sensitivity analysis as of December 31, 2007 and 2006 that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of December 31, 2007 and 2006, a hypothetical 100 basis point adverse change in interest rates would increase interest expense by approximately $6 million and $8 million, respectively.

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

Short and Long-Term Debt

Outstanding as of December 31, 2007 (U.S. $, in millions)	2008	2009	2010	2011	2012	There- after	Total	Fair Value
Bank term loans and revolver 7.3% average interest rate (variable)	$4	$313	$4	$466	$	$	$787	$771
U.S. senior notes 8.0% average interest rate (fixed)	2				1,100	1,175	2,277	2,215
U.S. industrial revenue bonds 6.5% average interest rate (fixed)						164	164	164
U.S. industrial revenue bonds 6.0% average interest rate (variable)			120				120	120
Other U.S.	5	3	1	1		1	11	11
Total debt	$11	$316	$125	$467	$1,100	$1,340	$3,359	$3,281

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Management’s Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2007 and 2006
For the years ended December 31, 2007, 2006 and 2005:
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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Smurfit-Stone Container Enterprises, Inc., as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, we carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of the end of the latest fiscal year. The framework on which such evaluation was based is contained in the report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007, is included herein.

/s/ Patrick J. Moore
Patrick J. Moore

Chief Executive Officer

(Principal Executive Officer)

/s/ Charles A. Hinrichs
Charles A. Hinrichs

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

/s/ Paul K. Kaufmann
Paul K. Kaufmann

Senior Vice President and Corporate Controller

(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of

Smurfit-Stone Container Enterprises, Inc.

We have audited Smurfit-Stone Container Enterprises Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Smurfit-Stone Container Enterprises Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Smurfit-Stone Container Enterprises Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smurfit-Stone Container Enterprise Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

St. Louis, Missouri

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of

Smurfit-Stone Container Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Smurfit-Stone Container Enterprise, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smurfit-Stone Container Enterprises, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 2007 the Company changed its method of accounting for uncertain tax positions, and in 2006 the Company changed its method of accounting for purchases and sales of inventory with the same counterparty, share-based payments, and its method of accounting for defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smurfit-Stone Container Enterprises, Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

St. Louis, Missouri

February 27, 2008

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)	2007	2006
		(Restated)
Assets

Current assets
Cash and cash equivalents	$7	$9
Receivables, less allowances of $7 in 2007 and 2006	170	166
Retained interest in receivables sold	249	179
Inventories
Work-in-process and finished goods	145	155
Materials and supplies	395	383
	540	538
Prepaid expenses and other current assets	36	34
Total current assets	1,002	926
Net property, plant and equipment	3,454	3,731
Timberland, less timber depletion	32	43
Goodwill	2,727	2,873
Other assets	172	203
	$7,387	$7,776
Liabilities and Stockholder’s Equity

Current liabilities
Current maturities of long-term debt	$11	$84
Accounts payable	582	542
Accrued compensation and payroll taxes	193	211
Interest payable	66	79
Income taxes payable	10	2
Current deferred income taxes	21	2
Other current liabilities	105	145
Total current liabilities	988	1,065
Long-term debt, less current maturities	3,348	3,550
Other long-term liabilities	834	1,010
Deferred income taxes	505	515
Stockholder’s equity
Common stock, par value $.01 per share; 1,000 shares authorized, 770 issued and outstanding in 2007 and 2006
Additional paid-in capital	3,661	3,635
Retained earnings (deficit)	(1,696)	(1,587)
Accumulated other comprehensive income (loss)	(253)	(412)
Total stockholder’s equity	1,712	1,636
	$7,387	$7,776
See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions)	2007	2006	2005
			(Restated)
Net sales	$7,420	$7,157	$6,812
Costs and expenses
Cost of goods sold	6,404	6,185	6,054
Selling and administrative expenses	633	677	689
Restructuring expense	16	43	321
(Gain) loss on disposal of assets	62	(24)	1
Operating income (loss)	305	276	(253)
Other income (expense)
Interest expense, net	(285)	(341)	(345)
Loss on early extinguishment of debt	(29)	(28)
Foreign currency exchange gains (losses)	(52)	1	(9)
Other, net	(15)	(18)	(12)
Loss from continuing operations before income taxes	(76)	(110)	(619)
(Provision for) benefit from income taxes	(27)	40	238
Loss from continuing operations	(103)	(70)	(381)
Discontinued operations
Income from discontinued operations, net of income tax provisions of $9 in 2006 and $34 in 2005		14	51
Loss on disposition of discontinued operations, net of income tax provision of $174		(3)
Net loss	$(103)	$(59)	$(330)
See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(In millions, except share data)
	Common Stock				Accumulated
	Number	Par	Additional	Retained	Other
	of	Value,	Paid-In	Earnings	Comprehensive
	Shares	$.01	Capital	(Deficit)	Income (Loss)	Total

Balance at January 1, 2005, as reported	770		$3,587	$(1,157)	$(314)	$2,116
Restatement adjustments (See Note 2)				(25)		(25)
Balance at January 1, 2005, as restated	770		3,587	(1,182)	(314)	2,091
Comprehensive income (loss)
Net loss, as restated				(330)		(330)
Other comprehensive income (loss)
Deferred hedge adjustments,
net of tax expense of $18					29	29
Foreign currency translation adjustment,
net of tax benefit of $4					(7)	(7)
Minimum pension liability adjustment,
net of tax benefit of $44					(81)	(81)
Comprehensive income (loss)						(389)
Capital contribution from SSCC			17			17
Dividends paid				(8)		(8)
Balance at December 31, 2005	770		3,604	(1,520)	(373)	1,711
Comprehensive income (loss)
Net loss				(59)		(59)
Other comprehensive income (loss)
Deferred hedge adjustments,
net of tax benefit of $20					(31)	(31)
Minimum pension liability adjustment,
net of tax expense of $64					107	107
Comprehensive income						17
Adjustment to initially apply SFAS No. 158,
net of tax benefit of $66					(115)	(115)
Capital contribution from SSCC			31			31
Dividends paid				(8)		(8)
Balance at December 31, 2006	770		3,635	(1,587)	(412)	1,636
Comprehensive income (loss)
Net loss				(103)		(103)
Other comprehensive income (loss)
Deferred hedge adjustments,
net of tax expense of $3					5	5
Employee benefit plan liability adjustments,
net of tax expense of $99					154	154
Comprehensive income						56
Adjustment to initially apply FIN No. 48				2		2
Capital contribution from SSCC			26			26
Dividends paid				(8)		(8)
Balance at December 31, 2007	770		$3,661	$(1,696)	$(253)	$1,712

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)	2007	2006	2005
			(Restated)
Cash flows from operating activities
Net loss	$(103)	$(59)	$(330)
Adjustments to reconcile net loss to net cash provided
by operating activities
Gain on disposition of discontinued operations		(171)
Loss on early extinguishment of debt	29	28
Depreciation, depletion and amortization	360	377	408
Amortization of deferred debt issuance costs	8	9	9
Deferred income taxes	11	108	(230)
Pension and postretirement benefits	(59)	(14)	(44)
(Gain) loss on disposal of assets	62	(24)	1
Non-cash restructuring (income) expense	(21)	5	271
Non-cash stock-based compensation	21	25	12
Non-cash foreign currency exchange (gains) losses	52	(1)	9
Change in current assets and liabilities,
net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(71)	11	48
Inventories	(6)	46	39
Prepaid expenses and other current assets	7	15	5
Accounts payable and accrued liabilities	(39)	(90)	28
Interest payable	(13)	(17)	3
Other, net	5	17	(8)
Net cash provided by operating activities	243	265	221
Cash flows from investing activities
Expenditures for property, plant and equipment	(384)	(274)	(276)
Proceeds from property disposals and sale of businesses	452	980	8
Payments on acquisitions, net of cash received			(9)
Net cash provided by (used for) investing activities	68	706	(277)
Cash flows from financing activities
Proceeds from long-term debt	675		162
Net repayments of long-term debt	(952)	(937)	(93)
Debt repurchase premiums	(23)	(24)
Capital contribution from SSCC	2	2	1
Dividends paid	(8)	(8)	(8)
Deferred debt issuance costs	(7)		(7)
Net cash provided by (used for) financing activities	(313)	(967)	55

Increase (decrease) in cash and cash equivalents	(2)	4	(1)
Cash and cash equivalents
Beginning of year	9	5	6
End of year	$7	$9	$5

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

Effective April 1, 2006, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory With the Same Counterparty,” for new arrangements and modifications or renewals of existing arrangements.  EITF No. 04-13 requires certain inventory buy/sell transactions between counterparties within the same line of business to be viewed as a single exchange transaction.   EITF No. 04-13 required the Company to prospectively report, beginning in the second quarter of 2006, certain inventory buy/sell transactions of similar containerboard types on a net basis in the consolidated statements of operations, thereby reducing net sales and cost of goods sold by $194 million for 2006.  Had EITF No. 04-13 previously been in effect, net sales and cost of goods sold would have been reduced by an additional $58 million for the first quarter of 2006, and $296 million for 2005.

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

Inventories:  Inventories are valued at the lower of cost or market under the last-in, first-out (“LIFO”) method, except for $320 million in 2007 and $299 million in 2006, which are valued at the lower of average cost or market.  First-in, first-out (“FIFO”) costs (which approximate replacement costs) exceed the LIFO value by $105 million and $86 million at December 31, 2007 and 2006, respectively.

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

Goodwill and Other Intangible Assets:  Goodwill and other intangible assets with indefinite lives are no longer amortized, but instead are reviewed annually or more frequently, if impairment indicators arise.  For purposes of measuring goodwill impairment, the Company now operates as one segment and was evaluated in total (See Note 23).  Other intangible assets represent the fair value of identifiable intangible assets acquired in purchase business combinations.  Other intangible assets are amortized over their expected useful life, unless the assets are deemed to have an indefinite life.  Other intangible assets are included in other assets in the Company’s consolidated balance sheets (See Note 18).

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

Recoverability is assessed based on the carrying amount of the asset compared to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Once the Company commits to a plan to abandon or take out of service a long-lived asset before the end of its previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over its shortened useful life (See Note 4).

A component of the Company is classified as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the Company (See Note 3).

Income Taxes:  The Company accounts for income taxes in accordance with the liability method of accounting for income taxes.  Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  FIN No. 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Upon adoption of FIN No. 48, the Company elected to classify interest and penalties related to unrecognized tax benefits in the Company’s income tax provision, consistent with the Company’s previous accounting policy (See Note 14).

Foreign Currency:  The functional currency for Canadian operations is the U.S. dollar.  Fluctuations in Canadian dollar monetary assets and liabilities result in gains or losses which are credited or charged to income.  Foreign currency transactional gains or losses are also credited or charged to income.

The Company’s remaining foreign operations’ functional currency is the applicable local currency.  Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year.  Translation gains or losses are included within stockholder’s equity as part of accumulated other comprehensive income (loss) (“OCI”) (See Note 17).

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

Stock-Based Compensation:  SSCC has stock-based employee compensation plans, including stock options and restricted stock units (“RSUs”).  The stock options and RSUs are issued primarily to certain employees of the Company.  The Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) effective January 1, 2006, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which the Company had previously adopted on January 1, 2003.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values as of the grant date (See Note 16).

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

Asset Retirement Obligations:  The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations -  an interpretation of FASB Statement No. 143”, which established accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.  It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets.  Asset retirement obligations recorded consist primarily of landfill capping and closure and post-closure maintenance on the landfills.  The Company has other asset retirement obligations upon closure of facilities, principally costs for the closure of wastewater treatment ponds and the removal of asbestos and chemicals, for which retirement obligations are not recorded because the fair value of the liability could not be reliably measured due to the uncertainty and timing of facility closures or demolition.  These asset retirement obligations have indeterminate settlement dates because the period over which the Company may settle these obligations is unknown and cannot be estimated.  The Company will recognize a liability when sufficient information is available to reasonably estimate its fair value (See Note 13).

Restructuring:  Costs associated with exit or disposal activities are generally recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan (See Note 4).

Guarantees:  The Company accounts for guarantees in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”), which clarifies and expands on existing disclosure requirements for all guarantees and requires the Company to recognize a liability for the fair value of its obligations under guarantees issued after December 31, 2002, the implementation date of FIN No. 45 (See Note 12).

Employee Benefit Plans:  At December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which requires the funded status of the Company’s defined benefit pension plans and postretirement plans, measured as the difference between plan assets at fair value and the benefit obligations, be recorded as an asset or liability with the after-tax impact recorded to OCI based on an actuarial valuation as of the balance sheet date.  Subsequent changes in the funded status of the plans are recognized in OCI in the year in which the changes occur (See Note 15).

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

Reclassifications:  Certain reclassifications of prior year presentations have been made to conform to the 2007 presentation.

Recently Adopted Accounting Standards:  Effective January 1, 2007, the Company adopted the FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods.  The FSP requires retrospective application to all financial statements presented.  The new standard does not impact the Company’s annual 2006 and 2005 financial statements.  The quarterly restatements of the 2006 consolidated statements of operations are included in Quarterly Results (See Note 24).

Prospective Accounting Pronouncements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and after November 15, 2008 for non-financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements.  The Company is currently evaluating the impact of SFAS No. 157, but does not expect it to have a material impact on the consolidated financial statements.

2.             Restatement of Prior Period Financial Statements

During the second quarter of 2007, the Company determined that $28 million of net benefits from income taxes previously recognized on non-cash foreign currency exchange losses from 2000 to 2006 should not have been recognized under SFAS No. 109.  Because the Company is indefinitely reinvested in its foreign operations, the losses should have been treated as permanent differences when determining taxable income for financial accounting purposes.

The Company performed an evaluation to determine if the errors resulting from recognizing the deferred tax impact of the non-cash foreign currency exchange losses were material to any individual prior period, taking into account the requirements of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No.108”), which was adopted in 2006.  Based on this analysis, the Company concluded the errors were not material to any individual period from 2000 to 2006 and, therefore, as provided for by SAB No. 108, the correction of the error does not require previously filed reports to be amended.  The Company restated the 2006 and 2005 financial statements included in this filing.  The quarterly restatements of the 2006 consolidated statements of operations are included in Quarterly Results (See Note 24).

The tables below present the effect of the financial statement adjustments related to the restatement of the Company’s previously reported financial statements for 2006 and 2005.  In addition, the adjustment to increase the retained deficit by $25 million at January 1, 2005 includes the cumulative effect of the income (loss) adjustments for 2004, 2003, 2002, 2001 and 2000 of $(9) million, $(19) million, $(1) million, $3 million and $1 million, respectively.

The effect of the restatement on the consolidated balance sheet as of December 31, 2006 is as follows:

	As Reported	Adjustments	As Restated

Total assets	$7,776	$	$7,776
Deferred income taxes	487	28	515
Retained earnings (deficit)	(1,559)	(28)	(1,587)
Total stockholder’s equity	1,664	(28)	1,636
Total liabilities and stockholder’s equity	7,776		7,776

The effect of the restatement on the 2006 and 2005 consolidated statements of operations is as follows:

	As Reported	Adjustments	As Restated
2006
Loss from continuing operations before income taxes	$(110)	$	$(110)
Benefit from income taxes	40		40
Loss from continuing operations	(70)		(70)
Net loss	(59)		(59)

2005
Loss from continuing operations before income taxes	$(619)	$	$(619)
Benefit from income taxes	241	(3)	238
Loss from continuing operations	(378)	(3)	(381)
Net loss	(327)	(3)	(330)

The effect of the restatement on the 2006 and 2005 consolidated statements of cash flows is as follows:

	As Reported	Adjustments	As Restated
2006
Net loss	$(59)	$	$(59)
Deferred income taxes	108		108
Net cash provided by operating activities	265		265
2005
Net loss	$(327)	$(3)	$(330)
Deferred income taxes	(233)	3	(230)
Net cash provided by operating activities	221		221

3.             Discontinued Operations

On June 30, 2006, the Company completed the sale of substantially all of the assets of its Consumer Packaging division for $1.04 billion.  Reflecting final working capital adjustments and sales transaction costs, net cash proceeds were $897 million, which excluded $130 million of accounts receivable previously sold to Stone Receivables Corporation (“SRC”) under the accounts receivable securitization program.  The Company recorded a pretax gain of $171 million, offset by a $174 million income tax provision, resulting in a net loss on disposition of discontinued operations of $3 million.  The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $273 million.

The Consumer Packaging division was a reportable segment of the Company comprised of four coated recycled boxboard mills, 39 consumer packaging operations in the United States, including folding carton, multiwall and specialty bag, flexible packaging, label, contract packaging and lamination businesses and one consumer packaging plant in Brampton, Ontario.   Net sales for these operations were $787 million for the six months ended June 30, 2006 and $1,584 million for the year ended December 31, 2005.  These facilities employed approximately 6,600 hourly and salaried employees.  The results of operations from the Consumer Packaging segment have been reclassified as discontinued operations for all periods presented.

Prior to the sale, the Company sold kraft paper, bleached linerboard, corrugated boxes and recycled fiber to the Consumer Packaging division.  These intercompany sales, which have been eliminated in the Company’s consolidated financial statements, were $108 million and $209 million in 2006 and 2005, respectively.

The Company entered into supply agreements with the purchaser of the Consumer Packaging division to continue to sell these products to the divested business for up to a two year period.  Pursuant to these agreements, the Company sold $160 million in 2007 and $81 million in the second half of 2006.  The Company entered into a transition services agreement to provide corporate administrative services and information technology infrastructure for a period of up to 18 months.  As of December 31, 2007, all transition services have ended.  Under the transition services agreement, the Company recorded income of $6 million in 2007 and $6 million in the second half of 2006.

4.             Strategic Initiatives and Restructuring Activities

During 2005, the Company announced a strategic initiative plan to improve performance and better position the Company for long-term growth.  The plan focused on cost reduction and productivity initiatives, including reinvestment in the Company’s operations, from which the Company expects to achieve $525 million in annual savings by the end of 2008.

In 2005, as the first step in this cost reduction process and in order to better align production capacity with market conditions and demand, the Company permanently closed the New Richmond, Quebec linerboard mill, the Bathurst, New Brunswick medium mill and the previously idled No. 2 paper machine at the Fernandina Beach, Florida linerboard mill. The Company’s containerboard manufacturing capacity was reduced by 700,000 tons, or 8.5% as a result of these closures.  In addition, the Company also closed two converting facilities, exited its investment in the Las Vegas, Nevada converting facility, and agreed to the closure of the Groveton, New Hampshire medium mill, in which the Company owns a minority interest.  The Company recorded restructuring charges of $321 million, including non-cash charges of $267 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and $4 million related to a pension curtailment charge for terminated employees.  The remaining charges of $50 million were primarily for severance, benefits, lease commitments and post-closure environmental costs.  These shutdowns resulted in approximately 780 employees being terminated.  The net sales of the two shutdown converting operations in 2005 prior to closure were $24 million.  In addition, another 720 employees were terminated as part of the strategic initiative plan.

In 2006, in conjunction with the strategic initiative plan, the Company closed fourteen converting facilities and permanently shutdown four corrugators, resulting in the termination of approximately 1,400 employees.  In addition, another 700 employees were terminated as part of the strategic initiative plan.  The Company recorded restructuring charges of $43 million, net of gains of $18 million from the sale of three shutdown facilities and the No. 2 paper machine at the Fernandina Beach, Florida linerboard mill.  Restructuring charges include non-cash charges of $23 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for equipment expected to be abandoned or taken out of service.  The remaining charges of $38 million were primarily for severance and benefits, including pension settlement costs of $6 million.  The net sales of these facilities in 2006 prior to closure and for the year ended December 31, 2005 were $169 million and $262 million, respectively.

In 2007, the Company closed twelve converting facilities and the Carthage, Indiana and Los Angeles, California medium mills and reduced its headcount by approximately 1,750 employees.  The Company recorded restructuring charges of $16 million, net of gains of $69 million from the sale of properties related to previously closed facilities.  Restructuring charges include non-cash charges of $48 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for equipment expected to be abandoned or taken out of service.  The remaining charges of $37 million were primarily for severance and benefits.  The net sales of the closed converting facilities in 2007 prior to closure and for the years ended December 31, 2006 and 2005 were $65 million, $192 million and $201 million, respectively.  The production of the two medium mills, which had combined annual capacity of 200,000 tons, was partially offset by restarting the previously idled machine at the Jacksonville, Florida mill with annual capacity to produce 170,000 tons of medium.

Through December 31, 2007, the Company has closed 28 converting facilities in connection with the strategic initiative plan.  The majority of the net sales related to these closures were transferred to other operating facilities.

During 2008, to continue implementation of the strategic initiative plan, the Company expects to record additional restructuring charges of approximately $20 million, including accelerated depreciation of approximately $8 million related to equipment expected to be abandoned or taken out of service in conjunction with the future closure of certain facilities.

The following is a summary of the restructuring liabilities recorded as part of the rationalization of the Company’s mill and converting operations, including the termination of employees and liabilities for lease commitments at the closed facilities.

	Write-down of Property, Equipment and Investments to Net Realizable Value	Severance and Benefits	Lease Commit- ments	Facility Closure Costs	Other	Total
Balance at January 1, 2005	$	$5	$11	$12	$	$28

Expense	267	35	7	12		321
Payments		(21)	(3)	(3)		(27)
Non-cash reduction	(267)	(4)				(271)
Balance at December 31, 2005		15	15	21		51

(Income) expense	23	38	4	(4)	(18)	43
Payments		(34)	(2)	(8)		(44)
Non-cash reduction	(23)					(23)
Net gain on sale of assets					18	18
Balance at December 31, 2006		19	17	9		45

(Income) expense	48	30		7	(69)	16
Payments		(43)	(6)	(5)		(54)
Non-cash reduction	(48)					(48)
Net gain on sale of assets					69	69
Balance at December 31, 2007	$	$6	$11	$11	$	$28

The $4 million adjustment to facility closure costs in 2006 was due primarily to revising environmental exit liabilities, based on current information and experience.

Cash Requirements

Future cash outlays under the restructuring of operations are anticipated to be $16 million in 2008, $7 million in 2009, $4 million in 2010 and $1 million thereafter.

5.             (Gain) Loss on Disposal of Assets

On September 28, 2007, the Company completed the sale of its Brewton, Alabama, mill assets for $355 million. The Company received cash proceeds of $338 million, which excluded $16 million of accounts receivable previously sold to SRC under the accounts receivable securitization program and was net of $1 million of other closing adjustments.  Current liabilities of $22 million were retained and were paid by the Company.  The Brewton mill had annual production capacity of approximately 300,000 tons of white top linerboard and 190,000 tons of solid bleached sulfate.  The Company will continue to produce white top linerboard at two of its mills.  Substantially all of the proceeds from the sale were applied directly to debt reduction (See Note 9).  The Company recorded a pretax loss of $65 million, and a $32 million income tax provision, resulting in a net loss of $97 million.  The after-tax loss was the result of a provision for income taxes that was higher than the statutory income tax rate due to non-deductible goodwill of $146 million.

6.             Acquisitions and Mergers

During 2005, the Company invested in four separate joint ventures, accounted for under the equity method, for a total of $9 million.  The largest was an investment of $7 million in a producer of corrugated sheets and packaging products located in China.

Remaining exit liabilities recorded as part of acquisition and merger transactions completed in prior years were $1 million and $2 million as of December 31, 2007 and 2006, respectively.

7.             Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consist of:

	2007	2006
Land and land improvements	$147	$164
Buildings and leasehold improvements	567	600
Machinery, fixtures and equipment	5,282	5,482
Construction in progress	205	166
	6,201	6,412
Less accumulated depreciation	(2,747)	(2,681)
Net property, plant and equipment	$3,454	$3,731

Depreciation expense was $355 million, $352 million and $364 million for 2007, 2006 and 2005, respectively, excluding depreciation expense related to discontinued operations of $20 million and $40 million in 2006 and 2005, respectively.  Property, plant and equipment include capitalized leases of $21 million and $22 million and related accumulated amortization of $16 million and $17 million at December 31, 2007 and 2006, respectively.

8.             Transfers of Financial Assets

Receivables Securitization Program

The Company has a $475 million accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its accounts receivable to SRC a wholly-owned non-consolidated subsidiary of the Company.

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

SRC is a qualified special—purpose entity under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”).  Accordingly, accounts receivable sold to SRC, for which the Company does not retain an interest, are not included in the accompanying consolidated balance sheets.

At December 31, 2007 and 2006, $585 million and $522 million, respectively, of accounts receivable had been sold to SRC, of which $223 million and $164 million, respectively, were retained by the Company as a subordinated interest.  The off-balance sheet SRC debt at December 31, 2007 and 2006 was $379 million and $398 million, respectively.  The Company’s retained interest is carried at fair value and is included in retained interest in receivables sold in the accompanying consolidated balance sheets.  The Company recognized a loss on sales of receivables to SRC of $25 million and $23 million in 2007 and 2006, respectively, which is included in other, net in the consolidated statements of operations.

Key economic assumptions used in measuring the retained interest are as follows:

	Year Ended December 31, 2007	December 31, 2007	Year Ended December 31, 2006	December 31, 2006
Residual cash flows discounted at	8.00%	8.00%	8.00%	8.00%
Expected loss and dilution rate	2.40%-4.82%	4.82%	1.89%-4.14%	2.77%
Variable return to investors	LIBOR plus 23 to 135 basis points	5.38%	LIBOR plus 23 to 135 basis points	5.72%

At December 31, 2007, the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in the expected loss and dilution rate was $2 million and $4 million, respectively.  The effects of the sensitivity analysis on the residual cash flow discount rate and the variable return to investors were insignificant.

The table below summarizes certain cash flows received from SRC:

	2007	2006
Cash proceeds from sales of receivables	$5,917	$5,795
Servicing fees received	6	6
Other cash flows received on retained interest		41
Interest income received	5	2

Canadian Securitization Program

The Company has a $70 million Canadian (approximately $71 million U.S. as of December 31, 2007) accounts receivable securitization program whereby the Company sells, without recourse, on an ongoing basis, certain of its Canadian accounts receivable to a trust in which the Company holds a variable interest, but is not the primary beneficiary.  Accordingly, under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” accounts receivable sold to the trust, for which the Company is not the primary beneficiary, are not included in the accompanying consolidated balance sheets.  The Company has retained servicing responsibilities and a subordinated interest in future cash flows from the receivables.  The Company receives rights to future cash flows arising after the investors in the securitization trust have received the return for which they have contracted.

The amount available to the Company under the receivables program fluctuates based on the amount of eligible receivables available and by the performance of the receivables portfolio.  The Company’s residual interest in the securitization program is recorded at fair value and is based upon the total outstanding receivables sold, adjusted for dilution and loss reserves of approximately 3.6% and 3.7%, at December 31, 2007 and 2006, respectively, less the amount funded to the Company.

At December 31, 2007 and 2006, $71 million and $68 million, respectively, of accounts receivable had been sold under the program, of which $26 million and $15 million, respectively, were retained by the Company as a subordinated interest.  The amount funded to the Company at December 31, 2007 and 2006, was $43 million and $50 million, respectively.  The Company’s retained interest is included in retained interest in receivables sold in the accompanying consolidated balance sheets.  The Company recognized a loss on sales of receivables to the trust of $2 million in each of 2007 and 2006, which is included in other, net in the consolidated statements of operations.

Timberland Sale and Note Monetization

The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999.  The final purchase price, after adjustments, was $710 million.  The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.

The Company entered into a program to monetize the installment notes receivable.  The notes were sold without recourse to Timber Note Holdings LLC (“TNH”), a qualified special-purpose entity under the provisions of SFAS No. 140, for $430 million cash proceeds and a residual interest in the notes.  The transaction was accounted for as a sale under SFAS No. 140.  The cash proceeds from the sale and monetization transactions were used to prepay borrowings under the Company’s Credit Agreement.  The residual interest was $44 million and $48 million at December 31, 2007 and 2006, respectively, and is included in other assets in the accompanying consolidated balance sheets.  Cash flows received on the Company’s retained interest in TNH were $8 million in 2007 due primarily to the partial prepayment of the installment notes receivable.  The key economic assumption used in measuring the residual interest at the date of monetization was the rate at which the residual cash flows were discounted (9%).  At December 31, 2007, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which the residual cash flows were discounted (9%) was $1 million and $2 million, respectively.

9.             Long-Term Debt

Long-term debt as of December 31 is as follows:

	2007	2006
Bank Credit Facilities
Tranche B Term Loan (7.1% weighted average variable rate), due in various installments through November 1, 2011	$137	$490
Tranche C Term Loan (7.2% weighted average variable rate), due in various installments through November 1, 2011	261	295
Tranche C-1 Term Loan (7.3% weighted average variable rate), due in various installments through November 1, 2011	79	89
SSCE revolving credit facility (7.6% weighted average variable rate), due November 1, 2009	310	70
SSC Canada revolving credit facility (9.0% weighted average variable rate), due November 1, 2009		66
	787	1,010
Senior Notes
8.45% mortgage notes, payable in monthly installments through August 1, 2007 and $69 on September 1, 2007		70
9.25% unsecured senior notes, due February 1, 2008	2	2
9.75% unsecured senior notes, due February 1, 2011		648
8.375% unsecured senior notes, due July 1, 2012	400	400
8.25% unsecured senior notes, due October 1, 2012	700	700
7.50% unsecured senior notes, due June 1, 2013	300	300
7.375% unsecured senior notes, due July 15, 2014	200	200
8.00% unsecured senior notes, due March 15, 2017	675
	2,277	2,320

Other Debt
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 5.1% to 7.5%), payable in varying annual payments through 2027	164	172
Variable rate industrial revenue bonds (6.0% weighted average variable rate), payable in varying annual payments through 2035	120	120
Other (including obligations under capitalized leases of $7 and $7)	11	12
	295	304
Total debt	3,359	3,634
Less current maturities	(11)	(84)
Total long-term debt	$3,348	$3,550

The amounts of total debt outstanding at December 31, 2007 maturing during the next five years and thereafter are as follows:

2008	$11
2009	316
2010	125
2011	467
2012	1,100
Thereafter	1,340

Bank Credit Facilities

The Company and its subsidiary, Smurfit-Stone Container Canada Inc.(“SSC Canada”), as borrowers, and SSCC, as guarantor, entered into a new credit agreement, as amended (the “Credit Agreement”) on November 1, 2004.  The Credit Agreement, which refinanced and replaced the Company’s former credit agreements in their entirety, provided for (i) a revolving credit facility of $600 million to the Company, of which $310 million was borrowed as of December 31, 2007 and (ii) a revolving credit facility of $200 million to the Company and SSC Canada, of which none was borrowed as of December 31, 2007.  The revolving credit facilities include sub-limits for the issuance of letters of credit and swingline loans.  The Company pays a 0.5% commitment fee on the unused portions of its revolving credit facilities.  At December 31, 2007, the unused portion of these facilities, after giving consideration to outstanding letters of credit, was $344 million subject to limitations in the Credit Agreement described below.  Each of these revolving credit facilities mature on November 1, 2009.  The Credit Agreement also provided for a Tranche B term loan to the Company in the aggregate principal amount of $975 million and a Tranche C term loan to SSC Canada in the aggregate principal amount of $300 million, with outstanding balances of $137 million and $261 million, respectively, at December 31, 2007.  The term loans are payable in quarterly installments and mature on November 1, 2011.  In addition, the Credit Agreement provides for a deposit funded letter of credit facility, related to the variable rate industrial revenue bonds, for approximately $122 million that matures on November 1, 2010.

The Company has the option to borrow at a rate equal to LIBOR plus 2.00% or alternate base rate (“ABR”) plus 1.00% for the term loan facilities and LIBOR plus 2.25% or ABR plus 1.25% for the revolving credit facilities (the “Applicable Rate”).  The Applicable Rate will increase by 0.25% if at any time the Company’s senior secured indebtedness is rated lower than BB- by Standard & Poor’s and Ba3 by Moody’s Investors Service.

In December 2005, the Company and its lenders entered into an agreement and amendment (“Incremental Term Loan Assumption Agreement and Amendment No. 2”) to the Credit Agreement to ease certain financial covenant requirements as of December 31, 2005 and for future periods through September 30, 2007 and provided for a new term loan.  The other material terms of the Credit Agreement, including security and final maturity, remained the same as under the original Credit Agreement.  The Incremental Term Loan Assumption Agreement and Amendment No. 2 provided for a new SSC Canada Incremental Term Loan (“Tranche C-1”) in the aggregate principal amount of $90 million, with an outstanding balance of $79 million at December 31, 2007.  The term loan is payable in quarterly installments and matures on November 1, 2011.

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

At December 31, 2007, the Company was in compliance with the financial covenants required by the Credit Agreement.

The Company has interest rate swap contracts effectively fixing the interest rate at 4.3% for $300 million of the Tranche B and Tranche C variable rate term loans (See Note 10).

Senior Notes

The 9.25% unsecured senior notes aggregating $2 million were repaid February 1, 2008.

The 8.375% unsecured senior notes of $400 million are redeemable in whole or in part at the option of the Company at a price of 104.188% plus accrued interest.  The redemption price will decline each year after 2007 and beginning on July 1, 2010 will be 100% of the principal amount, plus accrued interest.

The 8.25% unsecured senior notes of $700 million are redeemable in whole or in part at the option of the Company at a price of 104.125% plus accrued interest.  The redemption price will decline each year after 2007 and beginning on October 1, 2010 will be 100% of the principal amount, plus accrued interest.

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

The 8.00% unsecured senior notes of $675 million are redeemable in whole or in part at the option of the Company beginning on March 15, 2012 at a price of 104.0% plus accrued interest. The redemption price will decline each year after 2012 and beginning on March 15, 2015 will be 100% of the principal amount, plus accrued interest.

The senior notes contain business and financial covenants which are less restrictive than those contained in the Credit Agreement.

2007 Transactions

In March 2007, the Company completed an offering of $675 million of 8.00% unsecured senior notes due March 15, 2017.  The Company used the proceeds of this issuance to repay $546 million of the 9.75% unsecured senior notes due 2011, which were purchased in connection with a cash tender offer, pay related tender premiums and accrued interest of $19 million and $8 million, respectively, and repay $95 million of the Company’s revolving credit facility.  In addition, the Company used the proceeds to pay fees and expenses of $7 million related to this transaction.  A loss on early extinguishment of debt of $23 million was recorded in the first quarter of 2007, including $19 million for tender premiums and a $4 million write-off of unamortized deferred debt issuance costs.

In March 2007, the Company used approximately $66 million in borrowings against its revolving credit facility, together with an escrow balance of $3 million, to prepay the $69 million outstanding aggregate principal balance of the Company’s 8.45% mortgage notes, which were payable on September 1, 2007.

In May 2007, the Company redeemed the remaining $102 million of the 9.75% Senior Notes at a redemption price of 103.25% plus accrued interest.  Borrowings under the Company’s revolving credit facility were used to redeem the notes and pay related call premiums and accrued interest.  A loss on early extinguishment of debt of $5 million was recorded in the second quarter of 2007, including $4 million for tender premiums and a $1 million write-off of unamortized deferred debt issuance costs.

In September 2007, the Company completed the sale of its Brewton, Alabama mill (See Note 5) and used the net proceeds of $338 million to prepay $301 million of its Tranche B term loan and $21 million of its revolving credit facility.  In addition, the Company paid fees and expenses of $16 million related to the sale transaction.  The Company recorded a loss on early extinguishment of debt of $1 million related to the write-off of unamortized deferred debt issuance costs.

For the year ended December 31, 2007, the Company used $114 million of net proceeds received from the sale of properties principally related to previously closed facilities to prepay $45 million of its Tranche B term loan, $30 million of its Tranche C term loan, $9 million of its Tranche C-1 term loan and pay down $30 million of its revolving credit facility.

2006 Transactions

In 2006, the Company completed the sale of its Consumer Packaging division and used the net proceeds of $897 million to repay debt of $873 million and pay tender premiums and fees of $24 million.  A loss on early extinguishment of debt of $28 million was recorded, including $24 million for tender premiums and fees for the unsecured senior notes called and a $4 million write-off of unamortized deferred debt issuance costs.

Other

Interest costs capitalized on construction projects in 2007, 2006 and 2005 totaled $10 million, $8 million and $8 million, respectively.  Interest payments on all debt instruments for 2007, 2006 and 2005 were $302 million, $360 million and $344 million, respectively.

10.  Derivative Instruments and Hedging Activities

The Company’s derivative instruments used for its hedging activities are designed as cash flow hedges and relate to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt.  All cash flows associated with the Company’s derivative instruments are classified as operating activities in the consolidated statements of cash flows.

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps and options, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities.  The objective is to fix the price of a portion of the Company’s purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments have historically offset, and are expected to continue to offset, the changes in the price of the hedged item.  As of December 31, 2007, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with the commodities’ forecasted transactions was one year.

For the years ended December 31, 2007 and 2006, the Company reclassified a $10 million loss (net of tax) and a $3 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.  The fair value of the Company’s commodity derivative instruments at December 31, 2007 was a $7 million liability, included in other current liabilities.  The fair value of the Company’s commodity derivative instruments at December 31, 2006 was a $27 million liability, of which $22 million was included in other current liabilities and $5 million was included in other long-term liabilities.

For the years ended December 31, 2007 and 2006, the Company recorded a $4 million gain (net of tax) and a $10 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the years ended December 31, 2007 and 2006, the Company recorded a $6 million loss (net of tax) and an $8 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  As of December 31, 2007, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency exchange risk is one year.  For the years ended December 31, 2007 and 2006, the Company reclassified a $2 million gain (net of tax) and a $3 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments.  The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded.  The fair value of the Company’s foreign currency derivative instruments at December 31, 2007 and 2006 was a $7 million asset and a $1 million asset, respectively, included in prepaid expenses and other current assets.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%.  These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans.  Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.  For the years ended December 31, 2007 and 2006, the Company reclassified a $3 million gain (net of tax) and a $1 million gain (net of tax), respectively, from OCI when the hedged items were recognized.

The fair value of the Company’s interest rate swap contracts at December 31, 2007 was a $3 million liability, included in other long-term liabilities.  The fair value of the Company’s interest rate swap contracts at December 31, 2006 was a $9 million asset, included in other assets.

Deferred Hedge Gain (Loss)

The cumulative deferred hedge loss in OCI on all derivative instruments was $3 million (net of tax) at December 31, 2007, including a $5 million loss (net of tax) on commodity derivative instruments, a $4 million gain (net of tax) on foreign currency derivative instruments and a $2 million loss (net of tax) on interest rate swap contracts.  The cumulative deferred hedge loss on all derivative instruments was $8 million (net of tax) at December 31, 2006, including a $13 million loss (net of tax) on commodity derivative instruments, a $1 million loss (net of tax) on foreign currency derivative instruments and a $6 million gain (net of tax) on interest rate swap contracts.  The Company expects to reclassify a $1 million loss (net of tax) into cost of goods sold during 2008 related to the commodity and foreign currency derivative instruments.

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

2008	$62
2009	50
2010	37
2011	24
2012	21
Thereafter	96
Total minimum lease payments	$290

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $132 million, $150 million and $137 million for 2007, 2006 and 2005, respectively, excluding rental expense related to discontinued operations of $16 million and $30 million in 2006 and 2005, respectively.

12.  Guarantees

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractor’s debt outstanding and has a security interest in the chipping equipment.  At December 31, 2007 and 2006, the maximum potential amount of future payments related to these guarantees was approximately $31 million and $34 million, respectively, and decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

In 2006, the Company entered into an agreement to guarantee a portion of a third party’s debt in decreasing amounts through January 2010.  The guarantee was entered into in connection with the third party’s progress payment financing for the purchase and installation of machinery and equipment for the manufacture of corrugated containerboard.  The Company and the third party are parties to a supply agreement through 2021, whereby the Company sells containerboard to the third party, and a purchase agreement through 2014, whereby the third party sells corrugated sheets to the Company.  At December 31, 2007, the maximum potential amount of the future payments related to this guarantee was approximately $12 million.  The Company has no recourse to the assets of the third party, other than that of a general unsecured creditor.  The fair value of this guarantee at December 31, 2007 was an immaterial amount and is included in other assets, with an offset in other long-term liabilities in the accompanying consolidated balance sheets.

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

13.  Asset Retirement Obligations

The following table provides a reconciliation of the asset retirement obligations:

Balance at January 1, 2005	$14
Accretion expense	1
Adjustments	(1)
Balance at December 31, 2005	14
Accretion expense	1
Adjustments	(1)
Balance at December 31, 2006	14
Accretion expense	1
Adjustments	(2)
Payments	(2)
Balance at December 31, 2007	$11

The 2005 adjustments relate to the closures of containerboard mill facilities and the reclassification of these liabilities to a restructuring accrual.  The 2006 adjustments relate to revising the estimated life for certain asset retirement obligations.  The 2007 adjustments relate to the reclassification of the Brewton, Alabama, mill asset retirement obligations to a liability related to the Brewton sale agreement.

14.  Income Taxes

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	2007	2006
		(Restated)
Deferred tax liabilities
Property, plant and equipment and timberland	$(928)	$(1,140)
Inventory	(40)	(41)
Timber installment sale	(91)	(134)
Other	(75)	(63)
Total deferred tax liabilities	(1,134)	(1,378)

Deferred tax assets
Employee benefit plans	208	313
Net operating loss, alternative minimum tax and tax credit carryforwards	327	439
Purchase accounting liabilities and restructuring	25	21
Other	79	124
Total deferred tax assets	639	897
Valuation allowance for deferred tax assets	(31)	(36)

Net deferred tax assets	608	861

Net deferred tax liabilities	$(526)	$(517)

At December 31, 2007, the Company had $189 million of net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes that expire from 2022 through 2025, with a tax value of $66 million.  The Company had NOL carryforwards for state purposes with a tax value of $70 million, which expire from 2008 to 2026.  A valuation allowance of $31 million exists for a portion of these deferred tax assets.  Substantially all of the valuation allowance was recorded in connection with a prior purchase business combination and a reduction in the valuation allowance would result principally in a corresponding reduction to goodwill.  Further, the Company had $247 million of NOL carryforwards for Canadian tax purposes that expire from 2015 to 2027, with a tax value of $79 million, and Canadian investment tax credits that expire from 2013 to 2016, with a tax value of $6 million.  In addition, the Company had $43 million of NOL carryforwards for Canadian tax purposes, with a tax value of $14 million, and Canadian investment tax credits with a tax value of $2 million, that are available to reduce the impact of adjustments to taxable income in prior open tax years.  The Company had $88 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.  In addition, the Company had other tax carryforwards of $2 million at December 31, 2007, which can be carried forward indefinitely.  Deferred income taxes related to NOL carryforwards have been classified as noncurrent to reflect the expected utilization of the carryforwards.

The sale of the Brewton, Alabama mill assets during the third quarter of 2007 (See Note 5) generated a taxable gain for U.S. income tax purposes that was substantially offset by available NOL carryforwards.  Due to the utilization of state NOL carryforwards, the related valuation allowance was reduced by $5 million in 2007.

The sale of the Consumer Packaging division in 2006 (See Note 3) generated a taxable gain for U.S. income tax purposes that was offset by available NOL carryforwards, a portion of which was subject to valuation allowances previously established in a prior purchase business combination.  Due to the utilization of these NOL carryforwards, the related valuation allowance was reduced by $157 million in the second quarter of 2006 with a corresponding reduction in goodwill related to the prior business combination.  Due to the utilization of state NOL carryforwards, the related valuation allowance was reduced by an additional $15 million in 2006.

In October 2004, the American Jobs Creation Act (the “AJCA”) was signed into law.  The AJCA includes a temporary incentive for U.S. multinationals to repatriate foreign earnings by providing an elective 85% dividends received deduction for certain cash dividends from controlled foreign corporations.  Under this law, in December 2005, the Company repatriated dividends of $483 million from earnings of foreign subsidiaries previously considered indefinitely reinvested.  The income tax expense associated with the repatriation was $34 million.   Excluding the repatriation discussed above, through December 31, 2007, no provision has been made for income taxes on the remaining undistributed earnings of the Company’s foreign subsidiaries, as the Company intends to indefinitely reinvest such earnings in its foreign subsidiaries.

(Provision for) benefit from income taxes on loss from continuing operations before income taxes is as follows:

	2007	2006	2005
			(Restated)
Current
Federal	$(6)	$(14)	$(10)
State and local	(1)	(1)	(5)
Foreign	(5)	(6)	(21)
Total current provision for income taxes	(12)	(21)	(36)

Deferred
Federal	(2)	38	173
State and local	(7)	4	34
Foreign	(6)	19	67
Total deferred (provision for) benefit from income taxes	(15)	61	274
Total (provision for) benefit from income taxes	$(27)	$40	$238

The Company’s (provision for) benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to loss from continuing operations before income taxes as follows:

	2007	2006	2005
			(Restated)
U.S. federal income tax benefit at federal statutory rate	$26	$39	$217
Permanent differences and other items	23	(3)	53
State income taxes, net of federal income tax effect	(5)	3	19
Foreign taxes	(2)	1	(14)
Non-deductibility of goodwill on the sale of Brewton, Alabama mill	(51)
Non-cash foreign currency exchange loss	(18)		(3)
Repatriation of foreign earnings			(34)
Total (provision for) benefit from income taxes	$(27)	$40	$238

The components of the loss from continuing operations before income taxes are as follows:

	2007	2006	2005
United States	$(31)	$(70)	$(442)
Foreign	(45)	(40)	(177)
Loss from continuing operations before income taxes	$(76)	$(110)	$(619)

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48.  Upon adoption, the Company reduced its existing reserves for uncertain tax positions by $2 million.  This reduction was recorded as a cumulative effect adjustment to retained deficit.  As of January 1, 2007, the Company had $120 million of net unrecognized tax benefits ($169 million gross unrecognized tax benefits), of which $38 million was classified as a reduction to the amount of the Company’s net operating loss carryforwards and $82 million was classified as a liability for unrecognized tax benefits and included in other long-term liabilities.

At January 1, 2007, interest and penalties of $14 million related to unrecognized tax benefits was included in other long-term liabilities.  The interest was computed on the difference between the tax position recognized in accordance with FIN No. 48 and the amount previously taken or expected to be taken in the Company’s tax returns, adjusted to reflect the impact of net operating loss and other tax carryforward items.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at January 1, 2007	$169
Additions based on tax positions taken in prior years	1
Additions for tax positions taken in current year	5
Reductions relating to settlements with taxing authorities	(2)
Reductions relating to lapses of applicable statute of limitations	(7)
Foreign currency exchange loss on Canadian tax positions	19
Balance at December 31, 2007	$185

At December 31, 2007, the Company had $139 million of net unrecognized tax benefits.  The primary differences between gross unrecognized tax benefits and net unrecognized tax benefits are associated with offsetting benefits in other jurisdictions related to transfer pricing and the U.S. federal tax benefit from state tax deductions.

For the year ended December 31, 2007, $11 million of interest was recorded related to tax positions taken during the current and prior years.  No penalties were recorded during the year related to these tax positions.  At December 31, 2007, $25 million of interest and penalties are recognized in the consolidated balance sheet.  All net unrecognized tax benefits, if recognized, would affect the Company’s effective tax rate.

The Canada Revenue Agency (“CRA”) is currently examining the Company’s income tax returns for tax years 1999 through 2005.  In connection with the examination of the Company’s Canadian income tax returns for these years, the CRA is considering certain significant adjustments to taxable income related to the acquisition of a Canadian company and to transfer prices of inventory sold by the Company’s Canadian subsidiaries to its U.S. subsidiaries.  These matters may be resolved at the examination level or subsequently upon appeal within the next twelve months.  While the final outcome of the examination or subsequent appeal, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, the Company believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

The Company has settled the Internal Revenue Service examinations of the Company’s income tax returns for tax years through 2003.  The federal statute of limitations is closed through 2003, except for any potential correlative adjustments for the years 1999 through 2003 relating to the CRA examinations noted above.  There are currently no federal examinations in progress.  In addition, the Company files tax returns in numerous states.  The states’ statutes of limitations are generally open for the same years as the federal statute of limitations.

The Company made income tax payments of $17 million, $37 million and $36 million in 2007, 2006 and 2005, respectively.

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

On August 31, 2007, the Company announced the freeze of its defined benefit pension plans for salaried employees.  Effective January 1, 2009, U.S. and Canadian salaried employees will no longer accrue additional years of service and U.S. salaried employees will no longer recognize future increases in compensation under the existing defined benefit pension plans for benefit purposes.  In accordance with SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company accounted for this freeze as a plan curtailment, remeasured its assets and obligation as of August 31, 2007 and recognized a curtailment gain of $3 million during the third quarter of 2007.  Upon remeasurement, the Company reduced its benefit obligation in other long-term liabilities by $106 million, decreased accumulated other comprehensive loss by $64 million and increased deferred income tax liability by $42 million.  The impact of the freeze of the salaried defined benefit pension plans will decrease 2008 expense by approximately $8 million.

The Company’s pension plans’ weighted-average asset allocations at December 31 by asset category are as follows:

	U.S. Plans		Canadian Plans
	2007	2006	2007	2006

Cash equivalents	2%	3%	1%	1%
Debt securities	38%	33%	47%	42%
Equity securities	59%	63%	50%	54%
Real estate			2%	3%
Other	1%	1%
Total	100%	100%	100%	100%

Equity securities for the U.S. plans at December 31, 2007 and 2006 include 2.7 million shares of SSCC common stock with a market value of $28 million in each year, (approximately 1% of total U.S. plan assets).

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

The target asset allocation for the pension plans during a complete market cycle is as follows:

	U.S. Plans	Canadian Plans
Equity securities	53%	49%
Debt securities	40%	46%
Alternative asset classes	7%	5%

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

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation (“APBO”) at December 31 are as follows:

	2007		2006
U.S. Plans
Health care cost trend rate assumed for next year	8.	00%	9.	00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.	00%	5.	00%
Year the rate reaches the ultimate trend rate	2011		2011
Foreign Plans
Health care cost trend rate assumed for next year	7.90-	8.60%	8.30-	9.20%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.80-	4.90%	4.80-	4.90%
Year the rate reaches the ultimate trend rate	2014		2014

The effect of a 1% change in the assumed health care cost trend rate would increase and decrease the APBO as of December 31, 2007 by $13 million and $11 million, respectively, and would increase and decrease the annual net periodic postretirement benefit cost for 2007 by $1 million and $1 million, respectively.

The Consumer Packaging division employees participated in the Company’s defined benefit pension and postretirement plans through June 30, 2006 (See Note 3).  The associated defined benefit pension and postretirement plan liabilities are included in the Company’s total benefit obligations.  The related defined benefit pension and postretirement expense is included through June 30, 2006.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Defined Benefit		Postretirement
	Plans		Plans
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at January 1	$3,541	$3,591	$233	$260
Service cost	53	68	3	5
Interest cost	198	196	11	13
Amendments	(43)	8	(7)	(4)
Settlements	(10)	(36)		(1)
Curtailments	(4)	(26)	(1)	(13)
Actuarial gain	(170)	(78)	(48)	(16)
Plan participants’ contributions	5	6	12	13
Benefits paid and expected expenses	(208)	(190)	(23)	(24)
Foreign currency rate changes	164	2	9
Benefit obligation at December 31	$3,526	$3,541	$189	$233

Change in plan assets:
Fair value of plan assets at January 1	$2,908	$2,700	$	$
Actual return on plan assets	156	279
Settlements	(10)	(36)
Employer contributions	129	147	12	11
Plan participants’ contributions	5	6	11	13
Benefits paid	(203)	(186)	(23)	(24)
Foreign currency rate changes	134	(2)
Fair value of plan assets at December 31	$3,119	$2,908	$	$

Over (under) funded status:	$(407)	$(633)	$(189)	$(233)

	Defined Benefit		Postretirement
	Plans		Plans
	2007	2006	2007	2006
Amounts recognized in the balance sheet:
Current liabilities	$(9)	$(8)	$(16)	$(18)
Non-current liabilities	(398)	(625)	(173)	(215)
Net liability recognized in balance sheet	$(407)	$(633)	$(189)	$(233)
Reconciliation of amounts recognized in accumulated OCI to net liability recognized in balance sheet:
Prior service credit (cost)	$(11)	$(58)	$30	$25
Net actuarial gain (loss)	(431)	(586)	17	(29)
Accumulated other comprehensive income (loss)	(442)	(644)	47	(4)
Prepaid (unfunded accrued) benefit cost	95	34	(235)	(229)
Foreign currency remeasurement	(60)	(23)	(1)
Net liability recognized in balance sheet	$(407)	$(633)	$(189)	$(233)

Change in accumulated OCI due to application of SFAS No 158:
Additional minimum liability before SFAS No. 158		$(529)		$
Intangible asset offset before SFAS No. 158		62
Accumulated other comprehensive income (loss) before SFAS No. 158		(467)
Net increase in accumulated other comprehensive income (loss) due to SFAS No. 158		(177)		(4)
Accumulated other comprehensive income (loss) subsequent to adoption of SFAS No. 158		(644)		(4)
Deferred income taxes		243		1
Accumulated other comprehensive income (loss) subsequent to adoption of SFAS No. 158, net of tax		$(401)		$(3)

Change in accumulated OCI:
Accumulated other comprehensive income (loss) at January 1	$(644)		$(4)
Prior service (cost) credit arising during the period	43		8
Net (loss) gain arising during the period	96		49
Amortization of prior service (credit) cost	6		(4)
Amortization of net (gain) loss	57		(2)
Accumulated other comprehensive income (loss) at December 31	(442)		47
Deferred income taxes	163		(18)
Accumulated other comprehensive income (loss), net of tax	$(279)		$29

Estimated amounts to be amortized from accumulated OCI over the next fiscal year:
Prior service credit (cost)	$(3)		$1
Net actuarial gain (loss)	(40)		3
Total	$(43)		$4

The accumulated benefit obligation for all defined benefit pension plans was $3,452 million and $3,406 million at December 31, 2007 and 2006, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,389 million, $3,329 million, and $2,992 million, respectively, as of December 31, 2007 and $3,424 million, $3,304 million, and $2,803 million, respectively, as of December 31, 2006.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $3,525 million and $3,117 million, respectively, as of December 31, 2007 and $3,540 million and $2,906 million, respectively, as of December 31, 2006.

The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Defined Benefit Plans			Postretirement Plans
	2007	2006	2005	2007	2006	2005
Service cost	$53	$68	$81	$3	$5	$7
Interest cost	198	196	189	11	13	16
Expected return on plan assets	(238)	(224)	(210)
Amortization of prior service cost (benefit)	6	9	10	(3)	(3)	(2)
Amortization of net (gain) loss	54	71	62	(1)	3	4
Curtailment (gain) loss		16	4	(3)	(5)	(8)
Settlement (gain) loss	2	7			(1)
Multi-employer plans	4	4	6
Net periodic benefit cost	$79	$147	$142	$7	$12	$17

The 2006 curtailment (gains) losses are related to the sale of the Consumer Packaging division and are included in the net loss on disposition of discontinued operations (See Note 3).

The 2007 and 2006 settlement (gains) losses are related to closed facilities and are included as part of restructuring charges (See Note 4).

In 2007, closed facilities resulted in a $3 million curtailment loss related to the defined benefit plans and a $3 million curtailment gain related to the postretirement plans.  The salaried defined benefit plan freeze, resulting in a $3 million gain, offset the impact of the closed facilities.

The weighted average assumptions used to determine the benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2007	2006	2007	2006
U.S. Plans
Discount rate	6.19%	5.84%	6.19%	5.84%
Rate of compensation increase	3.08%	3.11%	N/A	N/A
Foreign Plans
Discount rate	5.50%	5.10%	5.50%	5.10%
Rate of compensation increase	3.20%	3.40%	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2007	2006	2007	2006
U.S. Plans
Discount rate	5.84-6.22%	5.61-6.36%	5.84%	5.61-6.36%
Expected long-term return on plan assets	8.50%	8.75%	N/A	N/A
Rate of compensation increase	3.11%	3.11%	N/A	N/A
Foreign Plans
Discount rate	5.10%	5.00%	5.10%	5.00%
Expected long-term return on plan assets	7.50%	7.75-8.00%	N/A	N/A
Rate of compensation increase	3.40%	3.60%	N/A	N/A

As a result of the salaried defined benefit plan freeze on August 31, 2007, the Company completed a remeasurement of the salaried defined benefit plans resulting in the discount rate being changed from 5.84% to 6.22%.  The impact of the discount rate change reduced defined benefit pension expense by approximately $6 million for the remainder of 2007.

As a result of the Consumer Packaging division sale on June 30, 2006, the Company completed a remeasurement for the U.S. defined benefit pension and postretirement plans resulting in the discount rate being changed from 5.61% to 6.36%.  The impact of the discount rate change reduced defined benefit pension and postretirement plan expense by approximately $13 million in the second half of 2006.

The expected long-term rate of return using the current target asset allocation for U.S. and foreign pension plans is 8.50% and 7.50%, respectively.  The fundamental assumptions behind the expected rate of return are the cumulative effect of several estimates, including the anticipated yield on high quality debt securities, the equity risk premium earned by investing in equity securities over a long-term time horizon and active investment management.

The Company expects to contribute $75 million to its defined benefit plans and $15 million to its postretirement plans in 2008.

Expected Future Benefit Plan Payments

Expected future benefit plan payments to participants, which reflect expected future service, are as follows:

	Postretirement Plans	Defined Benefit Plans
2008	$216	$15
2009	217	15
2010	224	15
2011	228	16
2012	233	16
2013-2017	1,242	76

Savings Plans

The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees.  The Company match was paid in SSCC common stock through 2005, up to an annual maximum.  Beginning in 2006, the Company match is paid according to the employees’ selected investment allocation.  The Company’s expense for the savings plans totaled $18 million, $21 million and $23 million in 2007, 2006 and 2005, respectively.

16.  Stock—Based Compensation

SSCC has stock options and RSUs outstanding under several long-term incentive plans.  The 1998 Long-Term Incentive Plan (the “1998 Plan”) and the 2004 Long-Term Incentive Plan (the “2004 Plan”) have reserved 16.5 million and 12.5 million shares, respectively, of SSCC common stock for non-qualified stock options, RSUs and performance-based stock options to officers, key employees and non-employee directors of the Company.  The stock options are exercisable at a price equal to the fair market value of the SSCC stock on the date of grant.  The vesting schedule and other terms and conditions of options granted under each plan are established separately for each grant.  The options expire no later than seven to ten years from the date of grant.

Certain grants under the 1998 Plan and the 2004 Plan contain change in control provisions which provide for immediate vesting and exercisability in the event that specific ownership conditions are met.  Grants issued before December 31, 2005 allowed for immediate vesting and exercisability in the event of retirement.  For grants issued after December 31, 2005, unvested awards do not vest upon retirement.  Vested options remain exercisable until the earlier of five years from retirement or ten years from the initial grant date.

SFAS No. 123

In 2003, the Company adopted the fair value recognition provisions of SFAS No. 123.  The Company selected the prospective transition method as allowed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which required expensing options prospectively, beginning in the year of adoption, and utilized the Black-Scholes formula to estimate the value of stock options granted to employees.  Because the prospective transition method was used and awards vest over three to eight years (see below), the expense for 2005 is less than what would have been recognized if the fair value-based method had been applied to all awards since the original effective date of SFAS No. 123.  The following table illustrates the effect on net loss if the fair value based method had been applied to all outstanding and unvested awards.

2005
Net loss, as restated (See Note 2)	$(330)
Add: Stock-based employee compensation expense included in restated net loss, net of related tax effects	7
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(12)
Pro forma net loss	$(335)

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

The following table provides the assumptions used in determining the fair value of the stock-based awards using a lattice option pricing model in 2007 and 2006 and a Black-Scholes option pricing model in 2005.

	2007	2006	2005
Weighted-average volatility	34.40%	35.65%	41.00%
Weighted-average risk-free interest rate	4.72%	4.59%	4.10%
Weighted-average dividend yield	0.00%	0.00%	0.00%
Weighted-average expected life in years	6	5	6

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

Total pretax stock-based compensation costs recognized in selling and administrative expense in the consolidated statements of operations for 2007, 2006 and 2005 were $21 million, $23 million, and $10 million, respectively, excluding stock-based compensation costs related to discontinued operations of $2 million for each of 2006 and 2005.  The related tax benefit for 2007, 2006 and 2005 was $8 million, $9 million, and $4 million, respectively, excluding the tax benefit related to discontinued operations of $1 million for each of 2006 and 2005.

At December 31, 2007, the total compensation cost related to non-vested awards not yet recognized was approximately $26 million to be recognized through December 31, 2010, with a weighted-average expense period of approximately two years.

Stock Options

The stock options granted prior to January 2000 are fully vested and exercisable.  The stock options granted between January 2000 and March 2001 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets.  For grants between April 2001 and June 2004, the stock options vest and become exercisable at the rate of 25% each year for four years.  All non-performance based grants issued subsequent to June 2004 vest and become exercisable on the third anniversary of the award date.  Awards with pro rata vesting are expensed on a straight-line basis.

During 2006 and 2007, the Company granted SSCC performance-based stock options under the 2004 Plan to management level employees responsible for implementing the strategic initiative plan.  Vesting is dependent upon the financial performance of the Company and the attainment of the strategic initiative plan savings from 2006 to 2008.  These performance-based stock options expire no later than seven years from the date of grant.  Compensation expense is recorded over the performance period ranging from two to three years based on the achievement of the performance criteria.  As of December 31, 2007, the Company is on target to attain the vesting requirements.

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

17.  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax is as follows:

	Foreign Currency Translation Adjustments		Employee Benefit Plans Liability Adjustments	Deferred Hedge Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2005		$7	$(315)	$(6)	$(314)

Net changes in fair value of hedging transactions				35	35
Net gain reclassified into earnings				(6)	(6)
Current period change	(7)		(81)		(88)
Balance at December 31, 2005			(396)	23	(373)

Net changes in fair value of hedging transactions				(30)	(30)
Net gain reclassified into earnings				(1)	(1)
Current period change			107		107
Adjustment to initially apply SFAS No. 158			(115)		(115)
Balance at December 31, 2006			(404)	(8)	(412)

Net loss reclassified into earnings				5	5
Current period change			55		55
Net impact of defined benefit plan remeasurement (See Note 15)			64		64
Net deferred employee benefit plan expense reclassified into earnings			35		35
Balance at December 31, 2007	$		$(250)	$(3)	$(253)

18.  Goodwill and Other Intangible Assets

The Company has completed the required annual impairment tests and determined there to be no impairment.

Goodwill

The following table provides a reconciliation of goodwill:

Balance at January 1, 2006	$3,309
Goodwill included in loss on disposition of discontinued operations (See Note 3)	(279)
Goodwill reduced as a result of a reduction of valuation allowances associated with NOL utilization (See Note 14)	(157)
Balance at December 31, 2006	2,873
Goodwill included in loss on sale of Brewton, Alabama mill (See Note 5)	(146)
Balance at December 31, 2007	$2,727

Other Intangible Assets

The following table provides a reconciliation of intangible assets:

	Definite Life	Indefinite Life	Total
Balance at January 1, 2006	$31	$12	$43
Intangible asset included in loss on disposition of discontinued operations (See Note 3)	(2)		(2)
Amortization	(3)		(3)
Balance at December 31, 2006	26	12	38
Amortization	(1)		(1)
Balance at December 31, 2007	$25	$12	$37

The gross carrying value of the definite life intangible assets, primarily customer relationships, was $37 million at both December 31, 2007 and 2006.  The related accumulated amortization was $12 million and $11 million at December 31, 2007 and 2006, respectively.  The weighted-average amortization period of the definite life intangible assets is 14 years.

19.  Related Party Transactions

SSCC Transactions

During 2007, 2006 and 2005, the Company received cash proceeds of $2 million, $2 million, and $1 million, respectively, related to the exercise of SSCC stock options, resulting in an increase in the Company’s additional paid-in capital.  During 2007, 2006 and 2005, the Company paid annual dividends to SSCC of $8 million which SSCC used to pay SSCC preferred stock dividends.

Transactions with Non-consolidated Affiliates

The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates on terms generally similar to those prevailing with unrelated parties.  The following table summarizes the Company’s related party transactions with its non-consolidated affiliates for each year presented:

	2007	2006	2005
Product sales	$78	$91	$67
Product and raw material purchases	50	55	36
Trade receivables at December 31	9	9	7
Notes receivable at December 31	1	4	2
Trade payables at December 31	3	4	5

Other Transactions

Thomas A. Reynolds, III, a member of the Company’s Board of Directors, is a member of the Executive Committee of the law firm of Winston & Strawn LLP, which has provided, and continues to provide, legal services to the Company and its subsidiaries.

William D. Smithburg, a member of the Company’s Board of Directors, is a member of the Board of Directors of Barry-Wehmiller Companies, Inc., which sold the Company equipment for $15 million, $15 million and $9 million during 2007, 2006 and 2005, respectively.  All such sales were made on an arm’s-length basis.

Patrick J. Moore, Chairman and Chief Executive Officer and a member of the Company’s Board of Directors, is a member of the Board of Directors of Archer Daniels Midland Company (“ADM”).  ADM sold the Company $13 million, $10 million and $9 million of supplies used in mill operations in 2007, 2006 and 2005, respectively.  The Company sold products to ADM of $7 million, $15 million and $21 million in 2007, 2006 and 2005, respectively.  All such sales were made on an arm’s-length basis.

20.  Fair Value of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments as of December 31 are as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$7	$7	$9	$9
Cost method investments	1	1	1	1
Notes receivable	6	6	12	12
Residual interest in receivables sold	249	249	179	179
Residual interest in timber notes	44	44	48	48
Net derivative assets (liabilities)	(3)	(3)	(17)	(17)
Long-term debt, including current maturities	3,359	3,281	3,634	3,602

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

21.  Other, Net

The significant components of other, net in the Company’s consolidated statements of operations are as follows:

	2007	2006	2005
Loss on sales of receivables	$(27)	$(25)	$(21)
Gain on sale of emission credits and water rights	15
Other	(3)	7	9
Total other, net	$(15)	$(18)	$(12)

22.  Contingencies

In 2003, the Company settled all of the antitrust class action cases pending against the Company, which were based on allegations of a conspiracy among linerboard manufacturers from 1993 to 1995 and made aggregate settlement payments of $92.5 million, one-half of which was paid in December 2003 and the remainder of which was paid in January 2005.  The Company subsequently settled all of the lawsuits brought on behalf of numerous companies that opted out of these class actions to seek their own recovery, and made aggregate payments of $60 million, including $14 million in 2005 and $46 million in 2006.  In connection with these settlements, the Company recorded charges of $36 million in 2005, included in selling and administrative expenses in the accompanying consolidated statement of operations.

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs, the Company’s estimated liability of $5 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of December 31, 2007, the Company had approximately $18 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet.  The Company believes the liability for these matters was adequately reserved at December 31, 2007.

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

23.  Business Segment Information

The Company’s Consumer Packaging segment, which was sold as of June 30, 2006 (See Note 3), has been classified as discontinued operations and is excluded from the segment results.

During the second quarter of 2007, the Company combined the Reclamation operations, previously considered a separate, non-reportable segment, into the Containerboard and Corrugated Containers segment and therefore, now operates as one segment.  The change to one segment was driven by changes to the Company’s management structure and further integration resulting from the strategic initiative plan, including the sale of the Consumer Packaging division.  The combined operating segment includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers and recycling operations that procure fiber resources for the Company’s paper mills as well as other producers.  Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books and furniture.

The following table presents net sales to external customers by country of origin:

	2007	2006	2005
United States	$6,518	$6,314	$5,985
Canada	694	704	734
Other	208	139	93
Total net sales	$7,420	$7,157	$6,812

The following table presents long-lived assets by country:

	2007	2006	2005
United States	$2,931	$3,185	$3,647
Canada	537	571	623
Other	18	18	19
	3,486	3,774	4,289
Goodwill	2,727	2,873	3,309
Total long-lived assets	$6,213	$6,647	$7,598

The Company’s export sales from the United States were approximately $814 million for 2007, $650 million for 2006 and $525 million for 2005.

24.  Quarterly Results (Unaudited)

The following table is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales (a)	$1,824	$1,870	$1,885	$1,841
Gross profit	214	261	289	252
Income (loss) from continuing operations (b)	(52)	(2)	(93)	44
Net income (loss)	(52)	(2)	(93)	44

2006 - As Restated (d)
Net sales (a)	$1,729	$1,765	$1,844	$1,819
Gross profit	139	252	303	278
Income (loss) from continuing operations (c)	(71)	(50)	26	25
Discontinued operations	10	4
Loss on disposition of discontinued operations		(1)	(2)
Net income (loss)	(61)	(47)	24	25

(a)          Net sales after April 1, 2006 were impacted by the adoption of EITF No. 04-13 (See Note 1 Revenue Recognition).

(b)         Income (loss) from continuing operations includes restructuring pretax income of $29 million in the fourth quarter of 2007.

(c)          Income (loss) from continuing operations includes restructuring pretax expense of $8 million in the fourth quarter of 2006.

(d)         The Company restated its 2006 quarterly consolidated statements of operations as a result of the correction of an error related to income taxes (See Note 2) and the adoption of FSP No. AUG AIR-1 (See Note 1 Recently Adopted Accounting Standards).  The restatement does not impact the Company’s annual 2006 consolidated statement of operations.

The following table provides a reconciliation of the restatement by quarter:

	As Reported	Income Tax Adjustments	Major Maintenance Adjustments	As Restated
Three months ended March 30, 2006
Gross profit	$140	$	$(1)	$139
Income (loss) from continuing operations	(71)	1	(1)	(71)
Net income (loss)	(61)	1	(1)	(61)

Three months ended June 30, 2006
Gross profit	$252	$	$	$252
Income (loss) from continuing operations	(44)	(6)		(50)
Net income (loss)	(41)	(6)		(47)

Three months ended September 30, 2006
Gross profit	$293	$	$10	$303
Income (loss) from continuing operations	20		6	26
Net income (loss)	18		6	24

Three months ended December 31, 2006
Gross profit	$287	$	$(9)	$278
Income (loss) from continuing operations	25	5	(5)	25
Net income (loss)	25	5	(5)	25

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C		Column D		Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Other Describe		Deductions Describe		Balance at End of Period
Allowance for doubtful accounts and sales returns and allowances:

Year ended December 31, 2007	$7	$3		$		$3	(a)	$7

Year ended December 31, 2006	$10	$5		$(5)	(b)(c)	$3	(a)	$7

Year ended December 31, 2005	$12	$3		$(1)	(b)	$4	(a)	$10

Restructuring:

Year ended December 31, 2007	$45	$16	(d)	$69	(d)	$102	(e)	$28

Year ended December 31, 2006	$51	$43	(d)	$18	(d)	$67	(e)	$45

Year ended December 31, 2005	$28	$321		$		$298	(e)	$51

(a)   Uncollectible amounts written off, net of recoveries

(b)   Includes the effect of the accounts receivable securitization application.

(c)          Includes $6 million in connection with containerboard customer accounts receivables sold into the
SRC accounts receivable program.

(d)         Gain on sale of closed properties reduces the charge by $69 million and $18 million for 2007 and
2006, respectively, and is added back to other, since there is no impact on exit liabilities.

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

The Sarbanes-Oxley Act of 2002 (the Act) imposed many requirements regarding corporate governance and financial reporting.  One requirement under Section 404 of the Act, beginning with our 2004 Annual Report, was for management to report on the Company’s internal control over financial reporting.  Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8, “Financial Statements and Supplementary Data.”

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

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP was appointed by the Audit Committee of Smurfit-Stone’s Board of Directors as our independent registered public accounting firm.  The following table shows fees for professional services rendered by Ernst & Young LLP for the past two fiscal years ended December 31:

(In millions)	2007	2006
Audit fees	$2.6	$2.6
Audit-related fees	.2	1.0
Tax fees	.4	.3
All other fees
Total	$3.2	$3.9

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

All Other Fees

Ernst & Young LLP did not perform any services for us during 2007 and 2006, other than those described above.

All audit, tax and other services to be performed by Ernst & Young LLP for us must be pre-approved by Smurfit-Stone’s Audit Committee.  The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services.  Services not previously approved cannot commence until such approval has been granted.  Pre-approval is granted usually at regularly scheduled meetings.  If unanticipated items arise between meetings of the Audit Committee, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, in which case the Chairman communicates such pre-approvals to the full Committee at its next meeting.  During 2007 and 2006, all services performed by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with this policy.

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

2.2(a)                                                                   Asset Purchase Agreement, dated May 11, 2006, by and among Smurfit-Stone Container Enterprises, Inc., Smurfit-Stone Container Canada Inc. and Bluegrass Container Company, LLC (incorporated by reference to Exhibit 2.1 to Smurfit-Stone Container Corporation’s (“SSCC”) Current Report on Form 8-K dated July 6, 2006 (File No. 0-23876)).

2.2(b)                                                                  Amendment No. 1 to Asset Purchase Agreement, dated June 30, 2006, by and among Smurfit-Stone Container Enterprises, Inc., Smurfit-Stone Container Canada Inc. and Bluegrass Container Company, LLC (incorporated by reference to Exhibit 2.2 to SSCC’s Current Report on Form 8-K dated July 6, 2006 (File No. 0-23876)).

2.3                                                                                 Asset Purchase Agreement, dated August 8, 2007, by and among Smurfit-Stone Container Enterprises, Inc., Georgia-Pacific Brewton LLC and Georgia-Pacific LLC (incorporated by reference to Exhibit 2.1 to SSCC’s Current Report on Form 8-K dated August 8, 2007 (File No. 1-03439)).

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

4.1(a)                                                                   Form of 8.000% Senior Notes due 2017 of Smurfit-Stone Container Enterprises, Inc. (incorporated by reference to Exhibit 4.1 to SSCE’s Registration Statement on Form S-4, Registration Number 333-141630 (the “SSCE Form S-4”) (File No. 333-141630)).

4.1(b)                                                                  Indenture dated as of March 26, 2007, between Smurfit-Stone Container Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Trustee, relating to SSCE’s 8.000% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1(b) to the SSCE Form S-4 (File No. 333-141630)).

4.1(c)                                                                   First Supplemental Indenture dated as of March 23, 2007, between Smurfit-Stone Container Enterprises, Inc. and The Bank of New York, as Trustee, relating to SSCE’s 9-3/4% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2(c) to the SSCE Form S-4 (File No. 333-141630)).

4.2(a)                                                                   Master Indenture dated as of November 23, 2004 between SSCE Funding, LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to SSCE Current Report on Form 8-K dated November 24, 2004 (File No. 1-03439)).

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

10.5(b)                                                            Support Agreement, dated March 30, 2004, between Stone Container and Computershare Trust Company of Canada, in its capacity as Trustee of King Street Funding Trust, by its Administrator, Scotia Capital Inc. (incorporated by reference to Exhibit 10.2(b) to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 File No. 1-03439)).

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

 10.7*                                                                 Jefferson Smurfit Corporation Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.7 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23876)).

10.8*                                                                    Jefferson Smurfit Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.10 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-23876)).

10.9(a)*                                                      Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Stone Container’s Proxy Statement dated as of April 7, 1995 (File No. 1-03439)).

10.9(b)*                                                     Amendment of the Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Stone Container’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-03439)).

10.10(a)*                                                Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-23876)).

10.10(b)*                                               First Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-23876)).

10.10(c)*                                                Second Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-23876)).

10.10(d)*                                               Third Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-23876)).

10.11(a)*                                                Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Appendix I to SSCC’s Proxy Statement dated April 5, 2004 (File No. 0-23876)).

10.11(b)*                                               First Amendment of the Smurfit-Stone Container Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-23876)).

10.12                                                                     Jefferson Smurfit Corporation Supplemental Income Pension Plan II (incorporated by reference to Exhibit 10.1 to Smurfit-Stone Container Corporation’s (“SSCC”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-23876)).

10.13*                                                              Form of Employment Security Agreements (incorporated by reference to Exhibit 10(h) to SSCC’s Registration Statement on Form S-4 (File No. 333-65431)).

10.14(a)*                                                Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.28 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 File No. 0-23876)).

10.14(b)*                                               First Amendment of Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-23876)).

10.14(c)*                                                Second Amendment of Employment Agreement of Patrick J. Moore effective as of July 25, 2006, between Smurfit-Stone Container Corporation (“SSCC”) and Patrick J. Moore (incorporated by reference to Exhibit 10.1 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-23876)).

10.15(a)*                                                Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 0-23876)).

10.15(b)*                                               Amendment, dated June 1, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-23876)).

10.15(c)*                                                Amendment No. 2, dated December 31, 2004, of Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.20(c) to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-23876)).

10.16(a)*                                                Offer Letter dated as of May 11, 2006 between SSCC and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated May 12, 2006 (File No. 0-23876)).

10.16(b)*                                               Employment Agreement dated as of May 11, 2006 between SSCC and Steven J. Klinger (incorporated by reference to Exhibit 10.2 to SSCC’s Current Report on Form 8-K dated May 12, 2006 (File No. 0-23876)).

10.16(c)*                                                Executive Retirement Agreement, dated as of October 2, 2006, between SSCC and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to SSCC’s Current Report on Form 8-K dated October 5, 2006 (File No. 0-23876)).

10.17(a)*                                                Employment Agreement of Charles A. Hinrichs (incorporated by reference to Exhibit 10.22 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-23876)).

10.17(b)*                                               First Amendment of Employment Agreement of Charles A. Hinrichs effective as of July 25, 2006, between Smurfit-Stone Container Corporation and Charles A. Hinrichs (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 0-23876)).

10.18*                                                              Smurfit-Stone Container Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.25 to SSCC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-23876)).

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

DATE	February 28, 2008	SMURFIT-STONE CONTAINER ENTERPRISES, INC.
(Registrant)

		BY	/s/ Charles A. Hinrichs
Charles A. Hinrichs
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick J. Moore	Chief Executive Officer	February 28, 2008
Patrick J. Moore	and Director
(Principal Executive Officer)

/s/ Charles A. Hinrichs	Senior Vice President and Chief Financial	February 28, 2008
Charles A. Hinrichs	Officer and Director
(Principal Financial Officer)

/s/ Paul K. Kaufmann	Senior Vice President and Corporate	February 28, 2008
Paul K. Kaufmann	Controller
(Principal Accounting Officer)