Form 10-Q
period 2008-06-30
SMURFIT-STONE CONTAINER ENTERPRISES INC
filed 2008-08-06
CIK 94610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 4, 2008, the registrant had outstanding 770 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

The registrant meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format permitted thereby.

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Net sales	$1,835	$1,870	$3,630	$3,694
Costs and expenses
Cost of goods sold	1,659	1,609	3,242	3,219
Selling and administrative expenses	157	164	348	333
Restructuring expenses	9	10	13	34
Gain on disposal of assets	(1)		(4)
Income from operations	11	87	31	108
Other income (expense)
Interest expense, net	(61)	(73)	(124)	(147)
Loss on early extinguishment of debt		(5)		(28)
Foreign currency exchange gains (losses)	(4)	(20)	11	(25)
Other, net	(3)	7	(6)	2
Loss before income taxes	(57)	(4)	(88)	(90)
Benefit from income taxes	20	2	38	36
Net loss	$(37)	$(2)	$(50)	$(54)

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions, except share data)	2008	2007
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$9	$7
Receivables, less allowances of $7 in 2008 and 2007	184	170
Retained interest in receivables sold	288	249
Inventories, including amounts valued under LIFO method
Work-in-process and finished goods	160	145
Materials and supplies	405	395
	565	540
Prepaid expenses and other current asset	50	36
Total current assets	1,096	1,002
Net property, plant and equipment	3,481	3,454
Timberland, less timber depletion	32	32
Goodwill	2,727	2,727
Other assets	154	172
	$7,490	$7,387
Liabilities and Stockholder’s Equity

Current liabilities
Current maturities of long-term debt	$11	$11
Accounts payable	615	582
Accrued compensation and payroll taxes	176	193
Interest payable	65	66
Income taxes payable	14	10
Current deferred income taxes	21	21
Other current liabilities	113	105
Total current liabilities	1,015	988
Long-term debt, less current maturities	3,561	3,348
Other long-term liabilities	789	834
Deferred income taxes	436	505
Stockholder’s equity
Common stock, par value $.01 per share; 1,000 shares authorized, 770 issued and outstanding in 2008 and 2007, respectively
Additional paid-in capital	3,673	3,661
Retained earnings (deficit)	(1,750)	(1,696)
Accumulated other comprehensive income (loss)	(234)	(253)
Total stockholder’s equity	1,689	1,712
	$7,490	$7,387

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, (In millions)	2008	2007

Cash flows from operating activities
Net loss	$(50)	$(54)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Loss on early extinguishment of debt		28
Depreciation, depletion and amortization	175	181
Amortization of deferred debt issuance costs	4	4
Deferred income taxes	(73)	(46)
Pension and postretirement benefits	(12)	(24)
Gain on disposal of assets	(4)
Non-cash restructuring expenses	2	4
Non-cash stock-based compensation	9	12
Non-cash foreign currency exchange (gains) losses	(11)	25
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(52)	(51)
Inventories	(25)	(6)
Prepaid expenses and other current assets	(8)	2
Accounts payable and accrued liabilities	36	1
Interest payable		(12)
Other, net	1	7
Net cash provided by (used for) operating activities	(8)	71
Cash flows from investing activities
Expenditures for property, plant and equipment	(207)	(171)
Proceeds from property disposals	8	37
Net cash used for investing activities	(199)	(134)
Cash flows from financing activities
Proceeds from long-term debt		675
Net borrowings (repayments) of long-term debt	213	(576)
Debt repurchase premiums		(23)
Dividends paid	(4)	(4)
Capital contribution from SSCC		1
Deferred debt issuance costs		(7)
Net cash provided by financing activities	209	66
Increase in cash and cash equivalents	2	3
Cash and cash equivalents
Beginning of period	7	9
End of period	$9	$12

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

3.              Calpine Corrugated LLC

In the first quarter of 2008, the Company recorded a charge of $22 million to fully reserve all amounts due from Calpine Corrugated LLC (“Calpine Corrugated”). Calpine Corrugated, an independent corrugated container producer in Fresno, California for which the Company is the primary containerboard supplier, experienced start-up losses since it began operations in 2006.

On July 29, 2008, the Company completed its previously announced acquisition of a 90 percent ownership interest in Calpine Corrugated. In conjunction with the acquisition, the Company guaranteed approximately $45 million of Calpine Corrugated’s third party outstanding debt. There was no cash consideration paid. The transaction will be accounted for as a purchase business combination and results of operations of Calpine Corrugated will be included in the consolidated statements of operations beginning July 29, 2008. The preliminary purchase price allocation is expected to result in approximately $55 million of assets and liabilities, including approximately $45 million of debt. No goodwill is expected to be recorded for the transaction. The acquisition of Calpine Corrugated’s operations enables the Company to accelerate the optimization of its Northern California packaging system and improve its position in the agricultural market segment.

In 2007, the Company recorded charges of $10 million to reserve for amounts due from Calpine Corrugated, of which $3 million and $5 million, respectively, were recorded in the three and six months ended June 30, 2007.

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

During the second quarter of 2008, in conjunction with the strategic initiative plan, the Company announced it would cease operations of its containerboard machine at the Snowflake, Arizona mill in the fourth quarter of 2008. In addition, the Company announced the closure of two converting facilities expected to close in the fourth quarter of 2008. As a result of other ongoing strategic initiatives, the Company reduced its headcount by approximately 150 employees. The Company recorded restructuring charges of $9 million, including non-cash charges of $2 million related to the acceleration of depreciation for equipment expected to be abandoned or taken out of service. The remaining charges of $7 million were primarily for severance and benefits.

For the six months ended June 30, 2008, the Company closed one converting facility, announced the closure of three additional converting facilities and announced it would cease operations of its containerboard machine at the Snowflake, Arizona mill. As a result of these closures and other ongoing strategic initiatives, the Company reduced its headcount by approximately 380 employees. The Company recorded restructuring charges of $13 million, net of a gain of $2 million from the sale of a previously closed facility. Restructuring charges included non-cash charges of $4 million related to the acceleration of depreciation for equipment expected to be abandoned or taken out of service. The remaining charges of $11 million were primarily for severance and benefits. The net sales of the announced and closed converting facilities as of June 30, 2008 prior to closure and for the year ended December 31, 2007 were $68 million and $154 million, respectively. The majority of these net sales are expected to be transferred to other operating facilities. The Snowflake, Arizona containerboard machine has the capacity to produce 135,000 tons of medium annually.  The customers will be supplied by the Company’s other mills. Additional charges of up to $3 million are expected to be recorded in future periods for severance and benefits related to the closure of these facilities.

The Company recorded restructuring charges of $10 million and $34 million for the three and six months ended June 30, 2007, respectively, which were net of a gain of $33 million in the second quarter of 2007 on the sale of properties related to previously closed facilities. Restructuring charges included non-cash charges of $25 million and $37 million for the three and six months ended June 30, 2007, respectively, related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable value and the acceleration of depreciation for equipment expected to be abandoned or taken out of service. The remaining charges were primarily for severance and benefits.

At December 31, 2007 the Company had $29 million of accrued exit liabilities related to the restructuring of operations. For the three and six months ended June 30, 2008, the Company incurred $1 million and $6 million, respectively, of cash disbursements related to these exit liabilities. In addition, for the three and six months ended June 30, 2008, the Company incurred $4 million and $7 million, respectively, of cash disbursements related to exit liabilities established during 2008.

5.              Accounts Receivable Securitization Programs

At June 30, 2008 and December 31, 2007, $681 million and $656 million, respectively, of receivables had been sold under two accounts receivable securitization programs, of which the Company retained a subordinated interest. The off-balance sheet debt related to the two accounts receivable programs totaled $393 million and $422 million, respectively, as of those dates.

6.              Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment. At June 30, 2008, the maximum potential amount of future payments related to these guarantees was approximately $29 million and decreases ratably over the life of the contracts. In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

The Company had an agreement to guarantee a portion of Calpine Corrugated’s debt through January 2010. At June 30, 2008, the maximum potential amount of the future payments related to this guarantee was $12 million. Upon the completion of the Calpine Corrugated transaction on July 29, 2008, the Company became the full guarantor of the outstanding debt of Calpine Corrugated (See Note 3).

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

In May 2007, the Company redeemed the remaining $102 million of the 9.75% Senior Notes utilizing borrowings under the Company’s revolving credit facility to redeem the notes and pay related call premiums and accrued interest. A loss on early extinguishment of debt of $5 million was recorded in the second quarter of 2007, including $4 million for tender premiums and a $1 million write-off of unamortized deferred debt issuance costs.

8.              Employee Benefit Plans

The Company sponsors noncontributory defined benefit pension plans for its U.S. employees and also sponsors noncontributory and contributory defined benefit pension plans for its Canadian employees. The Company’s defined benefit pension plans cover substantially all hourly employees, as well as salaried employees hired prior to January 1, 2006. In August 2007, the Company announced the freeze of its defined benefit pension plans for salaried employees, effective January 1, 2009.

The Company’s postretirement plans provide certain health care and life insurance benefits for all retired salaried and certain retired hourly employees, and for salaried and certain hourly employees who have reached the age of 60 with ten years of service as of January 1, 2007.

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended June 30,				Six months ended June 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$10	$12	$1	$1	$23	$26	$2	$2
Interest cost	51	49	2	2	102	98	5	5
Expected return on plan assets	(61)	(59)			(124)	(117)
Amortization of prior service cost (benefit)	1	2	(1)		2	4	(2)	(1)
Amortization of net (gain) loss	11	14		(2)	21	29	(1)	(1)
Curtailment (gain) loss		2		(1)		2		(1)
Settlements		1				2
Multi-employer plans	1	1			2	2
Net periodic benefit cost	$13	$22	$2	$	$26	$46	$4	$4

The 2007 curtailment (gain) loss and the 2007 settlement charges are related to closed facilities and are included as part of restructuring charges (See Note 4).

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

Commodity Derivative Instruments

The Company uses derivative instruments, including fixed price swaps, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities. The objective is to fix the price of a portion of the Company’s purchases of these commodities used in the manufacturing process. The changes in the market value of such derivative instruments have historically offset, and are expected to continue to offset, the changes in the price of the hedged item. As of June 30, 2008, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with the commodities’ forecasted transactions was 18 months.

For the three and six months ended June 30, 2008, the Company reclassified an immaterial amount and a $1 million loss (net of tax), respectively, from other comprehensive income (loss) (“OCI”) to cost of goods sold when the hedged items were recognized. For the three and six months ended June 30, 2007, the Company reclassified a $1 million loss (net of tax) and a $6 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of these commodity derivative instruments at June 30, 2008 was a $10 million asset, included in prepaid expenses and other current assets.

For the three and six months ended June 30, 2008, the Company recorded a $1 million gain (net of tax) in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting. For the three and six months ended June 30, 2007, the Company recorded an immaterial amount and a $3 million gain (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the three and six months ended June 30, 2008, the Company recorded an immaterial amount in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting. For the three and six months ended June 30, 2007, the Company recorded a $1 million loss (net of tax) and a $5 million loss (net of tax), respectively, in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar. The Company uses foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows. As of June 30, 2008, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows associated with foreign currency was ten months. For the three and six months ended June 30, 2008, the Company reclassified a $1 million gain (net of tax) and a $3 million gain (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments. For the three and six months ended June 30, 2007, the Company reclassified an immaterial amount and a $1 million loss (net of tax), respectively, from OCI to cost of goods sold related to the recognition of the foreign currency derivative instruments. The change in fair value of these derivative instruments is recorded in OCI until the underlying transaction is recorded. The fair value of the Company’s foreign currency derivative instruments at June 30, 2008 was a $2 million asset, included in prepaid expenses and other current assets.

Interest Rate Swap Contracts

The Company uses interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt, effectively fixing the interest rate at 4.3%. These contracts extend until 2011, consistent with the maturity of the Company’s Tranche B and Tranche C term loans. Changes in the fair value of the interest rate swap contracts are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in OCI until the underlying transaction is recorded. The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period. For the three and six months ended June 30, 2008, the Company reclassified an immaterial amount from OCI to interest expense when the hedged items were recognized. For the three and six months ended June 30, 2007, the Company reclassified an immaterial amount and a $1 million gain (net of tax), respectively, from OCI to interest expense when the hedged items were recognized. The fair value of the Company’s interest rate swap contracts at June 30, 2008 was a $4 million liability included in other long-term liabilities.

Deferred Hedge Gain (Loss)

The cumulative deferred hedge gain in OCI on all derivative instruments was $3 million (net of tax) at June 30, 2008, including a $5 million gain (net of tax) on commodity derivative instruments, an immaterial amount on foreign currency derivative instruments and a $2 million loss (net of tax) on interest rate swap contracts. The Company expects to reclassify a $6 million gain (net of tax) into cost of goods sold within the next 12 months, related to the commodity and foreign currency derivative instruments.

10.  Income Taxes

The benefit for income taxes for the three and six months ended June 30, 2008 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to non-cash foreign currency exchange gains (losses), state income taxes, lower effective tax rates in certain foreign jurisdictions and the effect of other permanent differences. Due to fluctuations in pretax income, lower effective tax rates in certain foreign jurisdictions and the effect of permanent differences, the expected income tax benefit for the year ending December 31, 2008 is calculated on a discrete quarterly basis which more accurately reflects income tax benefit as it is realized.

During the three and six months ended June 30, 2008, an additional $3 million and $5 million, respectively, of unrecognized tax benefits were recorded related to tax positions taken during the current year and for interest on unrecognized tax benefits previously recorded. In addition, during the three and six months ended June 30, 2008, unrecognized tax benefits were increased by $1 million and decreased by $3 million, respectively, due to fluctuations in the foreign currency exchange rate on Canadian tax positions.

The Canada Revenue Agency (“CRA”) is currently examining the Company’s income tax returns for tax years 1999 through 2005. In connection with the examination of the Company’s 1999 and 2000 Canadian income tax returns, the CRA is considering certain significant adjustments to taxable income related to the acquisition of a Canadian company. This matter may be resolved at the examination level or subsequently upon appeal within the next twelve months. With respect to transfer prices of inventory sold by the Company’s Canadian subsidiaries to its U.S. subsidiaries, the CRA has issued assessments of additional income taxes, interest and penalties. The Company has appealed the assessments. During the second quarter of 2008, the Company made payments of $23 million to the CRA and expects to make a $4 million payment in the second half of 2008 related to the assessments. As a result of these payments, future interest charges will be reduced. While the final outcome of these matters, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, the Company believes that the examination or subsequent appeals will not have a material adverse effect on its consolidated financial condition or results of operations.

11.       Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net loss	$(37)	$(2)	$(50)	$(54)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	11	5	8	8
Net hedging (gain) loss reclassified into earnings	(1)	1	(2)	6
Net deferred employee benefit plan expense reclassified into earnings	6	9	12	19
Foreign currency translation adjustment	1		1
Comprehensive income (loss)	$(20)	$13	$(31)	$(21)

12.       Stock-Based Compensation

Certain officers and key managers of the Company participate in various stock-based compensation plans sponsored by SSCC, which issues stock options and restricted stock units (“RSUs”). During the second quarter of 2008, the Company granted approximately 62,000 SSCC stock options with a weighted-average exercise price and grant date fair value of $7.23 and $2.46, respectively. For the six months ended June 30, 2008, the Company granted 1,042,000 SSCC stock options with a weighted-average exercise price and grant date fair value of $8.84 and $2.97, respectively. These options vest and become exercisable on the third anniversary of the award date. Compensation expense is being recorded over the three-year period on a straight-line basis.

During the second quarter of 2008, the Company issued approximately 129,000 non-vested SSCC RSUs to certain employees and non-employee directors with a weighted-average grant date fair value of $6.03 per RSU. For the six months ended June 30, 2008, the Company granted 464,000 non-vested SSCC RSUs with a weighted-average grant date fair value of $8.13 per RSU. In addition, to settle its 2007 management incentive plan liability, the Company issued approximately 347,000 vested SSCC RSUs, which had been accrued for in the prior year, and approximately 69,000 related premium non-vested SSCC RSUs at a fair value of $9.14 per RSU. In accordance with the Company’s applicable management incentive plan and long-term incentive plan, the non-vested SSCC RSUs vest in three years.

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

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The Company has no assets or liabilities measured at fair value on a recurring basis utilizing Level 1 inputs.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. The Company has no assets or liabilities measured at fair value on a recurring basis utilizing Level 2 inputs.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The Company’s assets and liabilities utilizing Level 3 inputs include the retained interest in receivables sold to the accounts receivable programs, the residual interest in the TNH investment and derivative assets and liabilities. The fair values of the retained interest in receivables sold are estimated using discounted residual cash flows, expected loss and dilution rates, and variable returns to investors. The fair value of the residual interest in the TNH investment is estimated using discounted residual cash flows. The fair values of the derivative assets and liabilities are estimated using model inputs specific to the derivative, including interest rate yield curves, commodity forward spread curves and volatility of the underlying commodities.

Fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the level of input to the valuations.

	June 30, 2008
	Level 1	Level 2	Level 3	Total
Retained interest in receivables sold	$	$	$288	$288
Residual interest in TNH investment			33	33
Derivative instruments			8	8
	$	$	$329	$329

The following table presents the changes in Level 3 assets (liabilities) measured at fair value on a recurring basis for the three and six months ended June 30, 2008:

	Retained Interest in Receivables Sold	Residual Interest in TNH Investment	Derivative Instruments	Total
Balance at January 1, 2008	$249	$44	$(3)	$290
Net payments, sales and settlements	33	(12)	(1)	20
Realized and unrealized gains/(losses)	(23)	1	(6)	(28)
Balance at March 31, 2008	259	33	(10)	282
Net payments, sales and settlements	34		(1)	33
Realized and unrealized gains/(losses)	(5)		19	14
Balance at June 30, 2008	$288	$33	$8	$329

Realized gains (losses) associated with the retained interest in receivables sold principally relate to the first quarter of 2008 charge to reserve for the Calpine Corrugated receivables previously sold to the Company’s accounts receivable program, which is included in selling and administrative expenses (See Note 3). Unrealized gains (losses) associated with derivative instruments represents the change in fair value included in other comprehensive income for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting (See Note 9).

14.  Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of these environmental requirements, environmental permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for remediation at certain owned and formerly owned facilities, as well as response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs at sites where it has been named as a PRP, the Company’s estimated liability of $5 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. As of June 30, 2008, the Company had approximately $16 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet. The Company believes the liability for these matters was adequately reserved at June 30, 2008.

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

GENERAL

We meet the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format permitted thereby. The omitted information is substantially similar to the disclosures contained in Smurfit-Stone Container Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission on the date hereof. In accordance with General Instruction (H) (2) (a), the discussion of our results of operations below includes only a narrative analysis of the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.

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

RESULTS OF OPERATIONS

Non-GAAP Financial Measure

In the accompanying analysis of financial information, we use the financial measure “adjusted net loss,” which is derived from our consolidated financial information but is not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). This measure is considered a “non-GAAP financial measure” under the U.S. Securities and Exchange

Commission (SEC) rules. Adjusted net loss is a non-GAAP financial measure that excludes from net loss the effects of non-cash foreign currency exchange gains or losses, losses on early extinguishment of debt, restructuring charges, litigation charges, gains or losses on sale of assets and resolution of certain tax matters. We believe this non-GAAP financial measure provides investors, potential investors, security analysts and others with useful information to evaluate the performance of our business because it excludes gains and losses and charges that management believes are not indicative of the ongoing operating results of the business. In addition, this measure may differ from the adjusted net income (loss) calculations of other companies in our industry, limiting its usefulness as a comparative measure. For such measure, we have provided the following reconciliation to the most directly comparable GAAP financial measure.

Reconciliation to GAAP Financial Measure

	Six months ended June 30,
(In millions)	2008	2007

Net loss (GAAP)	$(50)	$(54)
Loss on early extinguishment of debt, net of income taxes		17
Non-cash foreign currency exchange (gains) losses	(11)	25
Gain on sale of assets, net of income taxes	(1)
Restructuring charges, net of income taxes	8	15
Litigation charges, net of income taxes	5
Resolution of a prior year income tax matter		(4)
Adjusted net loss	$(49)	$(1)

Overview

For the six months ended June 30, 2008, we had an adjusted net loss of $49 million compared to an adjusted net loss available to common stockholders of $1 million for the first half of 2007. The results for the first half of 2008 were negatively impacted by higher costs for energy, fiber, freight and chemicals and a charge of $22 million to fully reserve all amounts due from Calpine Corrugated LLC (Calpine Corrugated). In 2007, we recorded charges of $10 million to reserve for amounts due from Calpine Corrugated, of which $5 million was recorded in the six months ended June 30, 2007. For information concerning Calpine Corrugated, see Note 3 and Note 6 of the Notes to Consolidated Financial Statements. These items were partially offset by higher average selling prices for most of our products, benefits from our strategic initiatives and lower interest expense compared to the same period last year.

We expect earnings to improve in the third quarter of 2008 as a result of higher average selling prices and increased mill production, despite additional cost inflation. In July 2008, we began implementing a $55 per ton containerboard price increase and a corresponding corrugated container price increase. We expect our average selling prices will improve as we substantially realize the current price increases in the fourth quarter. Mill production is expected to improve in the third quarter of 2008 due to one additional production day and 24,000 tons less mill maintenance downtime.

Strategic Initiatives and Restructuring Activities

We are in the final year of our three year transformation plan to achieve $525 million in savings and productivity improvements, net of transition costs, from our strategic initiatives, compared to levels prior to the start of our plan as adjusted for the impact of inflation. We expect to achieve the $525 million in cumulative annual savings by the end of 2008.

For the six months ended June 30, 2008, we closed one converting facility, announced the closure of three additional converting facilities and announced that we would cease operations of our containerboard machine at the Snowflake, Arizona mill in the fourth quarter of 2008. As a result of these closures and other ongoing strategic initiatives, we reduced our headcount by approximately 380 employees. We recorded restructuring charges of $13 million, net of a gain of $2 million from the sale of a previously closed facility. Restructuring charges included non-cash charges of $4 million related to the acceleration of depreciation for equipment expected to be abandoned or taken out of service. The remaining charges of $11 million were primarily for severance and benefits. The net sales of the announced and closed converting facilities as of June 30, 2008 prior to closure and for the year ended December 31, 2007 were $68 million and $154 million, respectively. The majority of these net sales are expected to be transferred to other operating facilities. The Snowflake, Arizona containerboard machine has the capacity to produce 135,000 tons of medium annually. The customers will be supplied by our other mills. Additional charges of up to $3 million are expected to be recorded in future periods for severance and benefits related to the closure of these facilities.

Six Months 2008 Compared to Six Months 2007

	Six months ended June 30,
	2008		2007
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$3,630	$182	$3,694	$264

Restructuring charges		(13)		(34)
Gain on sale of assets		4
Interest expense, net		(124)		(147)
Loss on early extinguishment of debt				(28)
Non-cash foreign currency translation gains (losses)		11		(25)
Corporate expenses and other (Note 1)		(148)		(120)
Loss before income taxes		$(88)		$(90)

Net sales decreased 1.7% in 2008 compared to last year. Net sales were negatively impacted by $261 million in 2008 as a result of the sale of the Brewton, Alabama mill in September of 2007 and a change in the mix resulting in more containerboard tons sold directly to third parties due to lower corrugated container sales volume primarily as a result of plant closures. Net sales were favorably impacted by higher average selling prices ($197 million) for containerboard, corrugated containers, market pulp and reclaimed fiber. Average domestic linerboard prices for the first half of 2008 were 6.8% higher compared to 2007. Our average North American selling price for corrugated containers increased by 4.1% compared to 2007. Our average sales prices for market pulp, SBS/SBL and kraft paper increased 13.3%, 2.0% and 5.3%, respectively, compared to the same period last year. The average price for old corrugated containers (OCC) increased approximately $15 per ton compared to last year. Third party shipments of containerboard increased 3.4% compared to the same period last year. North American shipments of corrugated containers on both a total and a per day basis were 5.7% lower compared to last year due primarily to container plant closures, actions to improve margins by exiting unprofitable accounts and weaker market conditions.

Our containerboard mills operated at 99.5% of capacity in the first half of 2008, while containerboard production was 3.1% lower compared to last year due primarily to the sale of the Brewton, Alabama mill and other mill closures. Production of market pulp and kraft paper decreased 7.2% and 6.5%, respectively, compared to last year. Production of SBS/SBL decreased by 61.3% compared to last year due primarily to the sale of the Brewton, Alabama mill. Total tons of fiber reclaimed and brokered was comparable to last year.

Cost of goods sold as a percent of net sales in the first half of 2008 was 89.3%, compared to 87.1% last year. Cost of goods sold increased from $3,219 million in 2007 to $3,242 million in 2008 due primarily to higher costs of reclaimed material ($62 million), energy ($52 million), freight ($39 million), wood fiber ($20 million), chemicals ($17 million) and maintenance ($8 million). Cost of goods sold was impacted by a reduction in costs ($227 million) due primarily to the sale of the Brewton, Alabama mill and the sales mix change as discussed above.

Selling and administrative expense in 2008 increased $15 million to 9.6% of net sales from 9.0% in 2007 due primarily to higher charges for Calpine Corrugated ($17 million) and litigation ($8 million).

Interest expense, net was $124 million in 2008. The $23 million decrease compared to 2007 was the result of lower average borrowings ($9 million) and lower average interest rates ($14 million). The lower average borrowings were primarily due to debt reduction from the sale of the Brewton, Alabama mill. Our overall average effective interest rate in the first half of 2008 was lower than 2007 by 0.93%.

In the first half of 2007, we recorded a loss on early extinguishment of debt of $28 million including $23 million for tender premiums and $5 million for the non-cash write-off of deferred debt issuance cost.

Other, net for the first half of 2008 included non-cash foreign currency exchange gains of $11 million compared to losses of $25 million for the same period in 2007.

The benefit for income taxes for the six months ended June 30, 2008 differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to non-cash foreign currency exchange gains (losses), state income taxes, lower effective tax rates in certain foreign jurisdictions and the effect of other permanent differences. Due to fluctuations in pretax income, lower effective tax rates in certain foreign jurisdictions and the effect of permanent differences, the expected income tax benefit for the year ending December 31, 2008 is calculated on a discrete quarterly basis, which more accurately reflects income tax benefit as it is realized.

Statistical Data

	Six months ended June 30,
(In thousands of tons, except as noted)	2008	2007
Mill production
Containerboard (1)	3,551	3,664
Kraft paper	87	93
Market pulp	259	279
SBS/SBL	62	160
North American corrugated containers sold (billion sq. ft.)	35.7	37.9
Fiber reclaimed and brokered	3,393	3,400

(1) For the six months ended June 30, 2008 and 2007, our corrugated container plants consumed 2,362,000 tons and 2,511,000 tons of containerboard, respectively.

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

None.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Intentionally omitted in accordance with General Instruction (H) of Form 10-Q.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Intentionally omitted in accordance with General Instruction (H) of Form 10-Q.

ITEM 5.        OTHER INFORMATION

(a)   None.

(b)   There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

ITEM 6.        EXHIBITS

The following exhibits are included in this Form 10-Q:

10.1                 First Amendment of Employment Agreement of Steven J. Klinger, effective as of April 23, 2008, between Smurfit-Stone Container Corporation and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to Smurfit-Stone’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 0-23876)).

10.2                 Amended and Restated Guaranty dated as of July 28, 2008, made by Smurfit-Stone Container Enterprises, Inc. (SSCE), as Guarantor, in favor of The CIT Group/Equipment Financing, Inc., as the Initial Lender and as Administrative Agent for the benefit of the other lenders, as defined therein (incorporated by reference to Exhibit 10.2 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 0-23876)).

10.3                 Continuing Guaranty dated as of July 28, 2008, made by and between SSCE, as Guarantor, and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.3 to SSCC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 0-23876)).

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

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
(Registrant)

Date: August 6, 2008	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)