Form 10-Q
period 2009-06-30
SMURFIT-STONE CONTAINER ENTERPRISES INC
filed 2009-08-10
CIK 94610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 2009, the registrant had outstanding 770 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I - FINANCIAL INFORMATION

Item 1.            Financial Information

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008
Net sales	$1,407	$1,835	$2,778	$3,630
Costs and expenses
Cost of goods sold	1,256	1,659	2,473	3,242
Selling and administrative expenses	146	157	291	348
Restructuring expenses	11	9	24	13
(Gain) loss on disposal of assets	(1)	(1)	1	(4)
Other operating income	(276)		(276)
Operating income	271	11	265	31
Other income (expense)
Interest expense, net (including $50 million and $98 million for the three and six months ended June 30, 2009, respectively, that is stayed and subject to compromise)	(74)	(61)	(145)	(124)
Debtor-in-possession debt issuance costs			(63)
Loss on early extinguishment of debt			(20)
Foreign currency exchange gains (losses)	(2)	(4)	1	11
Other, net	6	(3)	4	(6)
Income (loss) before reorganization items and income taxes	201	(57)	42	(88)
Reorganization items	(39)		(93)
Income (loss) before income taxes	162	(57)	(51)	(88)
(Provision for) benefit from income taxes	(4)	20	(5)	38
Net income (loss)	$158	$(37)	$(56)	$(50)

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In millions, except share data)	2009	2008
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$590	$126
Restricted cash	13
Receivables, less allowances of $25 in 2009 and $7 in 2008	648	96
Receivable for alternative energy tax credits	89
Retained interest in receivables sold		120
Inventories
Work-in-process and finished goods	121	112
Materials and supplies	381	400
	502	512
Prepaid expenses and other current assets	34	27
Total current assets	1,876	881
Net property, plant and equipment	3,405	3,509
Timberland, less timber depletion	32	32
Other assets	68	117
	$5,381	$4,539
Liabilities and Stockholder’s Equity (Deficit)

Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$1,783	$3,718
Accounts payable	336	506
Accrued compensation and payroll taxes	144	164
Interest payable	9	66
Income taxes payable	10	9
Current deferred income taxes	21	21
Other current liabilities	134	194
Total current liabilities	2,437	4,678
Other long-term liabilities	123	1,320
Deferred income taxes	119	89
Total liabilities not subject to compromise	2,679	6,087

Liabilities subject to compromise	4,251
Total liabilities	6,930	6,087

Stockholder’s equity
Common stock, par value $.01 per share; 1,000 shares authorized; 770 issued and outstanding in 2009 and 2008
Additional paid-in capital	3,672	3,668
Retained earnings (deficit)	(4,578)	(4,522)
Accumulated other comprehensive income (loss)	(643)	(694)
Total stockholder’s equity (deficit)	(1,549)	(1,548)
	$5,381	$4,539

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, (In millions)	2009	2008
Cash flows from operating activities
Net loss	$(56)	$(50)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Loss on early extinguishment of debt	20
Depreciation, depletion and amortization	182	175
Debtor-in-possession debt issuance costs	63
Amortization of deferred debt issuance costs	3	4
Deferred income taxes	3	(73)
Pension and postretirement benefits	20	(12)
(Gain) loss on disposal of assets	1	(4)
Non-cash restructuring expenses	4	2
Non-cash stock-based compensation	4	9
Non-cash foreign currency exchange gains	(1)	(11)
Non-cash reorganization items	61
Change in restricted cash	(13)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(38)	(52)
Receivable for alternative energy tax credits	(89)
Inventories	19	(25)
Prepaid expenses and other current assets	(5)	(8)
Accounts payable and accrued liabilities	204	36
Interest payable	77
Other, net	33	1
Net cash provided by (used for) operating activities	492	(8)
Cash flows from investing activities
Expenditures for property, plant and equipment	(69)	(207)
Proceeds from property disposals	4	8
Advances to affiliates, net	(15)
Net cash used for investing activities	(80)	(199)
Cash flows from financing activities
Proceeds from debtor-in-possession debt	440
Net borrowings of long-term debt	60	213
Repurchase of receivables	(385)
Debtor-in-possession debt issuance costs	(63)
Dividends paid		(4)
Net cash provided by financing activities	52	209

Increase in cash and cash equivalents	464	2
Cash and cash equivalents
Beginning of period	126	7
End of period	$590	$9

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

1.              Bankruptcy Proceedings

Chapter 11 Bankruptcy Filings

On January 26, 2009 (the “Petition Date”), Smurfit-Stone Container Corporation (“SSCC”), Smurfit-Stone Container Enterprises, Inc. (“SSCE” or the “Company”) and its U.S. and Canadian subsidiaries (collectively, the “Debtors”) filed a voluntary petition (the “Chapter 11 Petition”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court in Wilmington, Delaware (the “U.S. Court”).  On the same day, the Company’s Canadian subsidiaries also filed to reorganize (the “Canadian Petition”) under the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice in Canada (the “Canadian Court”).  The Company’s operations in Mexico and Asia and certain U.S. and Canadian legal entities (the “Non-Debtor Subsidiaries”) were not included in the filing and will continue to operate outside of the Chapter 11 process.

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under the Company’s debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.  As previously disclosed in the SSCE Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) filed with the Securities and Exchange Commission, the accompanying consolidated balance sheet as of December 31, 2008 includes a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.  Due to the filing of the bankruptcy petitions, the Company’s unsecured long-term debt of $2,439 million is included in liabilities subject to compromise at June 30, 2009 (See Note 5).

SSCC, the Company and its U.S. and Canadian subsidiaries are currently operating as “debtors in possession” under the jurisdiction of the U.S. Court and Canadian Court (the “Bankruptcy Courts”) and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA.  In general, SSCE and its subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

Debtor-In-Possession (“DIP”) Financing

In connection with filing the Chapter 11 Petition and the Canadian Petition on the Petition Date, the Company and certain of its affiliates filed a motion with the Bankruptcy Courts seeking approval to enter into a Post-Petition Credit Agreement (the “DIP Credit Agreement”).  On January 27, 2009, the Bankruptcy Courts granted interim approval of the DIP Credit Agreement.  Based on such interim approval, on January 28, 2009, the Company entered into the DIP Credit Agreement, subject to final approval of the Bankruptcy Courts.  Final approval of the DIP Credit Agreement was granted by the U.S. Court on February 23, 2009 and by the Canadian Court on February 24, 2009.  Amendments to the DIP Credit Agreement were entered into on February 25 and 27, 2009.

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

For additional information on the DIP Credit Agreement, see Note 12.

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

On June 22, 2009, the Bankruptcy Courts entered an order establishing August 28, 2009, as the bar date for potential creditors to file claims.  The bar date is the date by which certain claims against the  Company must be filed if the claimants wish to receive any distribution in the bankruptcy cases (See Note 5).

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

The Company had the exclusive right for 120 days after the filing of the Chapter 11 Petition to file a plan of reorganization.  On May 18, 2009, the U.S. Court approved a motion to extend the exclusivity period through September 23, 2009.  The Company will likely file additional motions to request extensions of this exclusivity period, which are routinely granted in bankruptcy cases of this size and complexity.  If the Company’s exclusivity period lapsed, any party in interest would be able to file a plan of reorganization.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and the CCAA and must be approved, or confirmed, by the Bankruptcy Courts in order to become effective.

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

In order to improve profitability, management is taking actions to further reduce corporate and operational expenses and is continuing to align manufacturing capacity to meet market demands and standardize manufacturing processes throughout all operations.  These actions will result in the closure of additional manufacturing facilities and reductions in headcount during the next twelve months.

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

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONDENSED COMBINED STATEMENTS OF OPERATIONS — DEBTORS

(Unaudited)

	Three	Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009
Net sales	$1,378	$2,734
Costs and expenses
Cost of goods sold	1,232	2,436
Selling and administrative expenses	140	281
Restructuring expenses	11	23
(Gain) loss on disposal of assets	(1)	1
Other operating income	(276)	(276)
Operating income	272	269
Other income (expense)
Interest expense, net (including $50 million and $98 million for the three and six months ended June 30, 2009, respectively, that is stayed and subject to compromise)	(74)	(145)
Debtor-in-possession debt issuance costs		(63)
Loss on early extinguishment of debt		(20)
Foreign currency exchange gains (losses)	(2)	1
Equity in losses of non-debtor subsidiaries	(1)	(5)
Other, net	6	5
Income before reorganization items and income taxes	201	42
Reorganization items	(39)	(93)
Income (loss) before income taxes	162	(51)
Provision for income taxes	(4)	(5)
Net income (loss)	$158	$(56)

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONDENSED COMBINED BALANCE SHEET — DEBTORS

(Unaudited)

June 30,
(In millions)	2009
Assets

Current assets
Cash and cash equivalents	$571
Restricted cash	13
Receivables	613
Receivable for alternative energy tax credits	89
Inventories	486
Prepaid expenses and other current assets	32
Total current assets	1,804
Net property, plant and equipment	3,372
Timberland, less timber depletion	32
Investments in and advances to non-debtor subsidiaries	76
Other assets	68
$5,352
Liabilities and Stockholders’ Equity (Deficit)

Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$1,779
Accounts payable	316
Accrued compensation and payroll taxes	141
Interest payable	9
Income taxes payable	11
Current deferred income taxes	21
Other current liabilities	129
Total current liabilities	2,406
Deferred income taxes	121
Other long-term liabilities	123
Total liabilities not subject to compromise	2,650

Liabilities subject to compromise	4,251
Total liabilities	6,901

Total equity (deficit)	(1,549)
$5,352

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONDENSED COMBINED STATEMENT OF CASH FLOWS — DEBTORS

(Unaudited)

Six Months Ended June 30, (In millions)	2009
Cash flows from operating activities
Net loss	$(56)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss on early extinguishment of debt	20
Depreciation, depletion and amortization	180
Debtor-in-possession debt issuance costs	63
Amortization of deferred debt issuance costs	3
Deferred income taxes	3
Pension and postretirement benefits	20
Loss on disposal of assets	1
Non-cash restructuring expenses	4
Non-cash stock-based compensation	4
Non-cash foreign currency exchange gains	(1)
Non-cash reorganization items	61
Change in restricted cash	(13)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(41)
Receivable for alternative energy tax credit	(89)
Inventories	19
Prepaid expenses and other current assets	(6)
Accounts payable and accrued liabilities	205
Intercompany receivable with non-debtors	(12)
Interest payable	78
Other, net	38
Net cash provided by operating activities	481
Cash flows from investing activities
Expenditures for property, plant and equipment	(69)
Proceeds from property disposals	4
Advances to affiliates, net	(18)
Net cash used for investing activities	(83)
Cash flows from financing activities
Proceeds from debtor-in-possession debt	440
Net borrowings of long-term debt	61
Repurchase of receivables	(385)
Debtor-in-possession debt issuance costs	(63)
Net cash provided by financing activities	53

Increase in cash and cash equivalents	451
Cash and cash equivalents
Beginning of period	120
End of period	$571

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

Effective June 15, 2009, the Company adopted the provisions of SFAS No. 165 “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 requires entities to disclose the date through which subsequent events have been evaluated and the basis for such date.  As of August 10, 2009, the date the financial statements were issued, the Company has determined that no material subsequent events have occurred.

Effective June 15, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1”).  This FSP extends the disclosure requirements of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” to interim financial statements (See Note 17).

Prospective Accounting Pronouncements:  In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (SFAS No. 166”), effective for fiscal years beginning after November 15, 2009.  SFAS No. 166 modifies SFAS No. 140 by removing the concept of a qualifying special-purpose entity, thus potentially requiring consolidation of such special-purpose entities previously excluded from the consolidated financial statements.  The Company is currently evaluating the impact of SFAS No. 166 on its consolidated financial statements.

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

Chapter 11 and the CCAA.  The Company’s reorganization items for the three and six months ended June 30, 2009 consist of the following:

	Three months ended June 30, 2009	Six months ended June 30, 2009

Provision for rejected/settled executory contracts and leases	$25	$64
Professional fees	16	32
Accounts payable settlement gains	(2)	(3)
Total reorganization items	$39	$93

Provision for rejected/settled executory contracts and leases for the three and six months ended June 30, 2009, includes a $9 million special termination benefits charge due to funding obligations related to certain non-qualified pension plans.

Professional fees directly related to the reorganization include fees associated with advisors to the Company, the Creditors’ Committee and certain secured creditors.

Net cash paid for reorganization items for the three and six months ended June 30, 2009 totaled $11 million and $17 million, respectively, related to professional fees.

Reorganization items exclude employee severance and other restructuring charges recorded during the three and six months ended June 30, 2009.

Other Bankruptcy Related Costs

Debtor-in-possession debt issuance costs of $63 million were incurred and paid during the first quarter of 2009 in connection with entering into the DIP Credit Agreement, and are separately disclosed in the consolidated statements of operations.

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

On June 22, 2009, the Bankruptcy Courts entered an order establishing August 28, 2009 as the bar date for potential creditors to file claims.  The bar date is the date by which certain claims against the Company must be filed if the claimants wish to receive any distribution in the bankruptcy cases.  Proof of claim forms received after this time will not be eligible for consideration of recovery as part of the Company’s bankruptcy cases. Creditors were notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Courts.  Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Courts will make a final determination of the allowable claim.  The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Courts approve a plan of reorganization.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consisted of the following:

June 30, 2009

Unsecured debt	$2,439
DDIC for unsecured debt	(15)
Accounts payable	394
Interest payable	130
Retiree medical obligations	163
Pension obligations	1,009
Unrecognized tax benefits	38
Executory contracts and leases	61
Other	32
Liabilities subject to compromise	$4,251

6.              Alternative Energy Tax Credits

The U.S. Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business.  The credit is scheduled to expire on December 31, 2009.  On May 6, 2009, the Company was notified that its registration as an alternative fuel mixer was approved by the Internal Revenue Service.   The Company submitted refund claims of approximately $294 million for the periods January 1, 2009 through June 30, 2009 related to production at ten of its U.S. mills, of which $205 million of this refund request was received during the second quarter.  During the second quarter of 2009, the Company recorded other operating income of $276 million, net of expected fees, in its consolidated statements of operations related to this matter.

7.              Calpine Corrugated LLC

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

8.              Restructuring Activities

During the second quarter of 2009, the Company closed four converting facilities and recorded restructuring charges of $11 million, including non-cash charges of $3 million, related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service.  The remaining charges of $8 million were primarily for severance and benefits.  As a result of the closures in the second quarter of 2009 and other ongoing initiatives, the Company reduced its headcount by approximately 500 employees.

For the six months ended June 30, 2009, the Company closed seven converting facilities and announced the closure of one additional converting facility.  As a result of these closures and other ongoing initiatives, the Company reduced its headcount by approximately 1,500 employees.  The Company recorded restructuring charges of $24 million, including non-cash charges of $4 million, related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service. The remaining charges of $20 million were primarily for severance and benefits.  The net sales of the announced and closed converting facilities in 2009 prior to closure and for the year ended December 31, 2008 were $26 million and $138 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of up to $4 million will be recorded in future periods for severance and benefits related to the closure of these and previously closed facilities.

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

The Company recorded restructuring charges of $9 million and $13 million for the three and six months ended June 30, 2008, respectively, which were net of a gain of $2 million in the first quarter on the sale of a previously closed facility.   Restructuring charges included non-cash charges of $2 million and $4 million for the three and six months ended June 30, 2008, respectively, related to the acceleration of depreciation for equipment expected to be abandoned or taken out of service.  The remaining charges were primarily for severance and benefits.

At December 31, 2008, the Company had $33 million of accrued exit liabilities related to the restructuring of operations.  For the three and six months ended June 30, 2009, the Company incurred $2 million and $10 million, respectively, of cash disbursements, primarily severance and benefits, related to these exit liabilities.  In addition, exit liabilities have decreased by $5 million due to rejecting leases related to previously closed facilities as permitted under the Bankruptcy Code.  During the three and six months ended June 30, 2009, the Company incurred $7 million and $14 million, respectively, of cash disbursements, primarily severance and benefits, related to exit liabilities established during 2009.

9.              Restricted Cash

At June 30, 2009, the Company had restricted cash of $13 million as approved by the U.S. Court to provide financial assurance to certain utility vendors.  Changes in restricted cash are reflected as cash used for operating activities in the consolidated statements of cash flows.

10.       Accounts Receivable Securitization Programs

The Company, under two separate accounts receivable securitization programs, sold without recourse, on an ongoing basis, certain of its accounts receivable to non-consolidated financing entities.  The Company’s retained interest in these non-consolidated entities was carried at fair value and included in retained interest in receivables sold in the accompanying December 31, 2008 consolidated balance sheet.  On January 28, 2009, in conjunction with the filing of the Chapter 11 Petition and the Canadian Petition, the accounts receivable securitization programs were terminated and all outstanding receivables previously sold to the non-consolidated financing entities were repurchased with proceeds from borrowings under the DIP Credit Agreement (See Note 12).  The repurchase of receivables of $385 million has been included in the cash flows from financing activities in the consolidated statement of cash flows.

11.       Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At June 30, 2009, the maximum potential amount of future payments related to these guarantees was approximately $27 million, which decreases ratably over the life of the contracts.  In the event the guarantees on these contracts are called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

The Company was contingently liable for $18 million under a one year letter of credit, which was to expire in April 2009, which supported the borrowings of a previously non-consolidated affiliate.  On March 4, 2009, this letter of credit was drawn on, which increased borrowings under the Company’s pre-petition credit facilities by $18 million (See Note 12).  As a result of providing substantial financial support for the affiliate, in accordance with FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities,” the Company consolidated the affiliate’s balance sheet and results of operations into its consolidated financial statements in March 2009.

12.       Long-Term Debt

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under the Company’s debt obligations, and those debt obligations became automatically and immediately due and payable.  Any efforts to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.  As previously disclosed in the 2008 Form 10-K, the accompanying consolidated balance sheet as of December 31, 2008 includes a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.  Due to the filing of the bankruptcy petitions, the Company’s unsecured long-term debt of $2,439 million is included in liabilities subject to compromise at June 30, 2009 (See Note 5).  Since the Petition Date, the Company discontinued interest payments on its unsecured senior notes and certain other unsecured debt.  Interest expense ($50 million and $98 million in the three and six months ended June 30, 2009) continues to be accrued on the unsecured debt until a determination is made that it will not be an allowed claim in the bankruptcy proceedings.

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

In accordance with the terms of the DIP Credit Agreement, on January 28, 2009 the Company used U.S. term loan proceeds of $360 million, net of lenders fees of $40 million, and Canadian term loan proceeds of $30 million, net of lenders fees of $5 million, to terminate the receivables securitization programs and repay all indebtedness outstanding under the programs of $385 million and to pay other expenses of $1 million.  In addition, other fees and expenses of $17 million related to the DIP Credit Agreement were paid for with proceeds of $5 million from the DIP Canadian Revolver and available cash.

The Company has the option to borrow under the DIP Credit Agreement at a rate of: (i) Alternate Base Rate (“ABR”) Loans bear interest at a rate per annum equal to the applicable margin (“Applicable Margin”) plus the ABR; (ii) Eurodollar loans bear interest at a rate per annum equal to the Applicable Margin plus the Adjusted LIBO Rate; (iii) Canadian prime rate loans bear interest at a rate per annum equal to the Applicable Margin plus the Canadian prime rate; and (iv) discount rate loans bear interest at a rate per annum equal to the Applicable Margin plus the discount rate.  The DIP Credit Agreement provides that the Applicable Margin adjusts upon extensions of the maturity date.  As of June 30, 2009, the weighted average interest rate on outstanding borrowings under the DIP Credit Agreement was 10%.

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

U.S. and Canadian borrowings are each subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, and an amount attributable to real property and equipment, less certain reserves.  As of June 30, 2009, the applicable borrowing base was $597 million and the amount available for borrowings under the DIP Credit Agreement was $163 million.  The Company’s borrowing base as of June 30, 2009 as compared to March 31, 2009 decreased approximately $135 million due principally to a reduction of $107 million in the real property and equipment component of the borrowing base.  The Company is in the process of obtaining appraisals for certain real property and equipment and expects the borrowing base attributable to real property and equipment to be restored during August 2009.

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

During the six months ended June 30, 2009, letters of credit in the amount of $68 million were drawn on to fund obligations principally related to non-qualified pension plans, commodity derivative instruments and a guarantee for a previously non-consolidated affiliate, which increased borrowings under the Company’s Credit Agreement.

13.       Employee Benefit Plans

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

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended June 30,				Six months ended June 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$5	$10	$	$1	$11	$23	$1	$2
Interest cost	51	51	2	2	101	102	5	5
Expected return on plan assets	(49)	(61)			(99)	(124)
Amortization of prior service cost (benefit)		1		(1)	1	2	(1)	(2)
Amortization of net (gain) loss	22	11	(1)		42	21	(2)	(1)
Special termination benefits charge	9				9
Multi-employer plans	1	1			2	2
Net periodic benefit cost	$39	$13	$1	$2	$67	$26	$3	$4

The 2009 special termination benefits charge is due to funding obligations related to certain non-qualified pension plans and is included in reorganization items in the consolidated statements of operations (See Note 4).

14.       Derivative Instruments and Hedging Activities

On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.  Termination fair values were calculated based on the potential settlement value.  During the six months ended June 30, 2009, a letter of credit in the amount of $18 million was drawn on related to the settlement of certain commodity derivative instruments (See Note 12).  Excluding these settled liabilities, the Company’s termination value related to its remaining derivative liabilities was approximately $60 million, recorded in other current liabilities in the consolidated balance sheet.  These derivative liabilities were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition.  These derivative liabilities were adjusted through other comprehensive income (loss) (“OCI”) for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting.  The remaining amount in OCI will be recorded through earnings during the period the underlying transaction is recognized or when the underlying transaction is no longer expected to occur.

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

For the three and six months ended June 30, 2009, the Company reclassified an $8 million loss (net of tax) and a $19 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.  For the three and six months ended June 30, 2008, the Company reclassified an immaterial amount and a $1 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.

For the six months ended June 30, 2009, the Company recorded a $3 million gain (net of tax) in cost of goods sold related to the change in fair value, prior to the Petition Date, of certain commodity derivative instruments not qualifying for hedge accounting.  For the three and six months ended June 30, 2008, the Company recorded a $1 million gain (net of tax) in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the six months ended June 30, 2009, the Company recorded a $3 million loss (net of tax) in cost of goods sold on commodity derivative instruments, settled prior to the Petition Date, not qualifying for hedge accounting.  For the three and six months ended June 30, 2008, the Company recorded an immaterial amount in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar.  The Company used foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.

For the three and six months ended June 30, 2009, the Company reclassified a $2 million loss (net of tax) and a $4 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.  For the three and six months ended June 30, 2008, the Company reclassified a $1 million gain (net of tax) and a $3 million gain (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.

During the second quarter of 2009, the Company reclassified the remaining foreign currency derivative instruments from OCI to cost of goods sold since the underlying transactions were no longer expected to occur, resulting in an additional loss of $2 million (net of tax).

Interest Rate Swap Contracts

The Company used interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt.  The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.

For the three and six months ended June 30, 2009, the Company reclassified a $1 million loss (net of tax) and a $2 million loss (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.  For the three and six months ended June 30, 2008, the Company reclassified an immaterial amount from OCI to interest expense when the hedged items were recognized.

Deferred Hedge Gain (Loss)

The cumulative deferred hedge loss in OCI on all derivative instruments was $11 million (net of tax) at June 30, 2009, including an $8 million loss (net of tax) on commodity derivative instruments and a $3 million loss (net of tax) on interest rate swap contracts.  The Company expects to reclassify the remaining $11 million loss (net of tax) into cost of goods sold and interest expense within the next nine months.

15.       Income Taxes

During the three and six months ended June 30, 2009, the Company recorded provisions for income taxes of $4 million and $5 million, respectively, related to U.S. alternative minimum income taxes, state and local income taxes, Canadian withholding taxes and interest on unrecognized tax benefits previously recorded.  Because it is more likely than not that substantially all of the deferred tax assets that are generated in 2009 may not be realized, the Company has recorded a full valuation allowance, and has not recorded any additional tax benefit for the three and six months ended June 30, 2009.

As previously disclosed, the Canada Revenue Agency (“CRA”) is examining the Company’s income tax returns for tax years 1999 through 2005. Certain matters, including transfer prices of inventory sold by the Company’s Canadian subsidiaries to its U.S. subsidiaries, are currently under review.  With respect to the transfer price issue, the CRA issued assessments of additional income taxes, interest and penalties, which the Company has appealed.  In order to appeal the assessment, the Company made payments of $25 million to the CRA in 2008.

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

16.       Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$158	$(37)	$(56)	$(50)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments		11	(1)	8
Net hedging (gain) loss reclassified into earnings	13	(1)	27	(2)
Net deferred employee benefit plan expense reclassified into earnings	13	6	24	12
Foreign currency translation adjustment	1	1	1	1
Comprehensive income (loss)	$185	$(20)	$(5)	$(31)

17.       Fair Value Measurements

Certain financial assets and liabilities are recorded at fair value on a recurring basis, including derivative instruments prior to termination (See Note 14), the Company’s retained interest in receivables sold to the accounts receivable programs (See Note 10) prior to the termination of these programs on January 28, 2009 and the Company’s residual interest in the Timber Note Holdings (“TNH”) investment.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches.  SFAS No. 157, “Fair Value Measurements”, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy for inputs is broken down into three levels based on their reliability as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  The Company has no assets or liabilities measured at fair value on a recurring basis utilizing Level 1 inputs.

Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.  The Company has no assets or liabilities measured at fair value on a recurring basis utilizing Level 2 inputs.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.  The Company’s asset utilizing Level 3 inputs at June 30, 2009 is the residual interest in the TNH investment.  The fair value of the residual interest in the TNH investment is estimated using discounted residual cash flows.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the level of input to the valuations.

	June 30, 2009
	Level 1	Level 2	Level 3	Total

Residual interest in TNH investment	$	$	$36	$36

The following table presents the changes in Level 3 assets (liabilities) measured at fair value on a recurring basis for the three and six months ended June 30, 2009:

	Retained Interest in Receivables Sold	Residual Interest in TNH Investment	Derivative Instruments	Total
Balance at January 1, 2009	$120	$34	$(87)	$67
Net payments, sales and settlements	(119)		30	(89)
Realized gains/(losses)	(1)	1
Unrealized gains/(losses)			(3)	(3)
Termination of derivative instruments			60	60
Balance at March 31, 2009		35		35
Realized gains/(losses)		1		1
Balance at June 30, 2009	$	$36	$	$36

Unrealized gains (losses) associated with derivative instruments represent the change in fair value included in other comprehensive income for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting prior to termination (See Note 14).

The net settlements associated with retained interest in receivables sold are due to the termination of the securitization programs (See Note 10).  The net payments associated with derivative instruments relate to pre-bankruptcy filing contract settlements and the settlement of contracts at termination, which were supported by letters of credit (See Note 12).

Due to termination of all existing derivative instruments, these liabilities are no longer measured at fair value on a recurring basis (See Note 14).

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

The Company’s borrowings are recorded at historical amounts.  The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.  As of June 30, 2009, the carrying value and fair value of the Company’s secured borrowings were $1,783 million and $1,667 million, respectively.  As of June 30, 2009, the carrying value and the fair value of the Company’s unsecured borrowings, included in liabilities subject to compromise, were $2,439 million and $1,023 million, respectively.

18.       Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of these environmental requirements, environmental permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for remediation at certain owned and formerly owned facilities, as well as response costs at various sites for which it has received notice as being a potentially responsible party

(“PRP”) concerning hazardous substance contamination.  In estimating its reserves for environmental remediation and future costs at sites where it is a PRP, the Company’s estimated liability of $5 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters.  As of June 30, 2009, the Company had approximately $17 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheets.  The Company believes the liability for these matters was adequately reserved at June 30, 2009.

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

BANKRUPTCY PROCEEDINGS

Chapter 11 Bankruptcy Filings

On January 26, 2009 (the Petition Date), we, Smurfit-Stone and our U.S. and Canadian subsidiaries filed a voluntary petition (the Chapter 11 Petition) for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court in Wilmington, Delaware (the U.S. Court).  On the same day, our Canadian subsidiaries also filed to reorganize (the Canadian Petition) under the Companies’ Creditors Arrangement Act (the CCAA) in the Ontario Superior Court of Justice in Canada (the Canadian Court).  Our operations in Mexico and Asia were not included in the filing and will continue to operate outside of the Chapter 11 process.

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.  As previously disclosed in our 2008 Form 10-K, our consolidated balance sheet as of December 31, 2008 included a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.  Due to the filing of the bankruptcy petitions, our unsecured long-term debt of $2,439 million is included in liabilities subject to compromise at June 30, 2009.

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

For additional information on the DIP Credit Agreement, as amended, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - DIP Credit Agreement.”

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

We had the exclusive right for 120 days after the filing of the Chapter 11 Petition to file a plan of reorganization.  On May 18, 2009, the U.S. Court approved a motion to extend the exclusivity period through September 23, 2009.  We will likely file additional motions to request extensions of this exclusivity period, which are routinely granted in bankruptcy cases of this size and complexity.  If our exclusivity period lapsed, any party in interest would be able to file a plan of reorganization.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and the CCAA and must be approved, or confirmed, by the Bankruptcy Courts in order to become effective.

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

On June 22, 2009, the Bankruptcy Courts entered an order establishing August 28, 2009, as the bar date for potential creditors to file claims. The bar date is the date by which certain claims against us must be filed if the claimants wish to receive any distribution in the bankruptcy cases.  Proof of claim forms received after this time will not be eligible for consideration of recovery as part of our bankruptcy cases. Creditors were notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Courts. Differences between liability amounts estimated by us and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Courts will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Courts approve a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time. See Note 5 of the Notes to Consolidated Financial Statements.

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

In order to improve profitability, management is taking actions to further reduce corporate and operational expenses and is continuing to align manufacturing capacity to meet market demands and standardize manufacturing processes throughout all operations. These actions will result in the closure of additional manufacturing facilities and further headcount reductions during the next twelve months.

RESULTS OF OPERATIONS

Overview

We had net income of $158 million for the second quarter of 2009 compared to a net loss of $37 million for the second quarter of 2008.  The 2009 results benefited from the alternative fuel tax credit income of $276 million, but were negatively impacted by reorganization items of $39 million and higher restructuring charges.  The segment operating results for the second quarter of 2009 increased slightly over the results for the comparable 2008 period.  While sales volumes and average selling prices for containerboard and corrugated containers were lower for the second quarter of 2009, results benefited from lower costs compared to 2008.

For the six months ended June 30, 2009, we had a net loss of $56 million compared to a net loss of $50 million for the same period last year.  The 2009 results benefited from the alternative fuel tax credit income of $276 million, but were negatively impacted by debtor-in-possession debt issuance costs of $63 million, reorganization items of $93 million, lower segment operating profits of $40 million, loss on early extinguishment of debt of $20 million and higher restructuring charges.  The 2008 results benefited from higher non-cash foreign currency exchange gains, but were negatively impacted by a charge of $22 million to fully reserve for all amounts due from Calpine Corrugated, LLC and litigation charges of $8 million.  The segment operating results for the six months ended June 30, 2009 were negatively impacted by lower sales volume for containerboard and corrugated containers, lower average selling prices for containerboard and corrugated containers and higher costs for wood fiber and chemicals compared to last year. The 2009 first half results benefited from lower reclaimed fiber cost compared to the comparable period in 2008.

For the third quarter of 2009, while we anticipate our financial performance will continue to be negatively impacted by weak economic conditions, we expect our operating results for our containerboard, corrugated containers and reclamation operations to be comparable to the second quarter of 2009.  We expect higher containerboard production and increased shipments of corrugated containers.  We also anticipate lower cost for energy and additional benefits as a result of converting plant closures and other ongoing reorganization initiatives. These favorable items are expected to be offset by lower sales prices and higher fiber costs.  In the second quarter of 2009, we recognized alternative fuel tax credits of $276 million which related to the first six months of 2009. We expect to continue to receive the alternative fuel tax credits in the third quarter of 2009.  We will continue to incur significant costs associated with our bankruptcy proceedings.

Reorganization Items and Other Bankruptcy Related Costs

Reorganization Items

SOP 90-7 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization of the business, as well as professional fees directly related to the process of reorganizing the Company under Chapter 11 and the CCAA. Our reorganization items for the three and six months ended June 30, 2009 consist of the following:

	Three months ended June 30, 2009	Six months ended June 30, 2009

Provision for rejected/settled executory contracts and leases	$25	$64
Professional fees	16	32
Accounts payable settlement gains	(2)	(3)
Total reorganization items	$39	$93

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

Provision for rejected/settled executory contracts and leases for the three and six months ended June 30, 2009, includes a $9 million special termination benefits charge due to funding obligations related to certain non-qualified pension plans.

Professional fees directly related to the reorganization include fees associated with advisors to us, the Creditors’ Committee and certain secured creditors.

Reorganization items exclude employee severance and other restructuring charges recorded during the three and six months ended June 30, 2009.

Other Bankruptcy Related Costs

Debtor-in-possession debt issuance costs of $63 million were incurred and paid during the first half of 2009 in connection with entering into the DIP Credit Agreement.

Alternative Fuel Tax Credit

The U.S. Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business.  The credit is scheduled to expire on December 31, 2009.  On May 6, 2009, we were notified that our registration as an alternative fuel mixer was approved by the Internal Revenue Service. We submitted refund claims of approximately $294 million for the periods January 1, 2009 through June 30, 2009 related to production at ten of our U.S. mills, of which $205 million of this refund request was received during the second quarter.  During the second quarter of 2009, we recorded other operating income of $276 million, net of expected fees, in our consolidated statements of operations related to this matter.

Restructuring Activities

During the second quarter of 2009, we closed four converting facilities.  We recorded restructuring charges of $11 million, including non-cash charges of $3 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service.  The remaining charges of $8 million were primarily for severance and benefits.  As a result of the closures in the second quarter of 2009 and other ongoing initiatives, we reduced our headcount by approximately 500 employees.

For the six months ended June 30, 2009, we closed seven converting facilities and announced the closure of one additional converting facility.  As a result of the closures in the first half of 2009 and other ongoing initiatives, we reduced our headcount by approximately 1,500 employees.  We recorded restructuring charges of $24 million, including non-cash charges of $4 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service.  The remaining charges of $20 million were primarily for severance and benefits.  The net sales of the announced and closed converting facilities as of June 30, 2009 prior to closure and for the year ended December 31,

2008 were $26 million and $138 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of up to $4 million are expected to be recorded in future periods for severance and benefits related to the closure of these and previously closed facilities.

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

Second Quarter 2009 Compared to Second Quarter 2008

	Three months ended June 30,
	2009		2008
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$1,407	$76	$1,835	$74

Restructuring charges		(11)		(9)
Gain on sale of assets		1		1
Other operating income		276
Interest expense, net		(74)		(61)
Non-cash foreign currency exchange (losses)		(2)		(4)
Reorganization items		(39)
Corporate expenses and other (Note 1)		(65)		(58)
Income (loss) before income taxes		$162		$(57)

Note 1: Amounts include corporate expenses and other expenses not allocated to operations.

Net sales decreased 23.3% in the second quarter of 2009 compared to last year.  Net sales were negatively impacted by $266 million in 2009 as a result of lower third-party sales volume of containerboard and corrugated containers. Third party shipments of containerboard were lower due primarily to weaker demand in the markets in which we operate. North American shipments of corrugated containers in 2009 were negatively impacted by weaker market conditions, container plant closures and actions to improve margins by exiting unprofitable accounts.  Net sales were also negatively impacted by lower average selling prices ($162 million) for reclaimed material, containerboard and corrugated containers. The average price for old corrugated containers (OCC) decreased approximately $70 per ton compared to last year.

Our containerboard mills operated at 85.0% of capacity in the second quarter of 2009.  Containerboard production was 15.3% lower compared to last year due primarily to the market related downtime taken by our mills as a result of lower demand.  Production of market pulp decreased by 44.1% compared to last year due primarily to the closure of the Pontiac pulp mill in October 2008.  Production of kraft paper decreased 36.4% compared to last year due primarily to lower demand, which resulted in market related downtime in the second quarter of 2009.  Total tons of fiber reclaimed and brokered decreased 23.7% compared to last year due to the lower containerboard production and weaker demand.

Cost of goods sold as a percent of net sales in the second quarter of 2009 was 89.3%, compared to 90.4% last year.  Cost of goods sold decreased from $1,659 million for the second quarter of 2008 to $1,256 million for the second quarter of 2009 due primarily to lower sales of containerboard and corrugated containers in the second quarter of 2009 and lower costs of reclaimed material ($99 million), energy ($16 million) and wood fiber ($3 million).

Selling and administrative expense decreased $11 million in the second quarter of 2009 compared to the second quarter of 2008 due primarily to cost reductions from ongoing and prior-year initiatives.

During the second quarter of 2009, we recorded other operating income of $276 million, net of expected fees, related to the alternative fuel tax credit.

Interest expense, net was $74 million in the second quarter of 2009.  The $13 million increase compared to the second quarter of 2008 was impacted by higher average borrowings ($11 million) and higher average interest rates ($2 million).  Our overall average effective interest rate in the second quarter of 2009 was higher than 2008 by 0.17%.  Since the Petition Date, we discontinued interest payments on our unsecured notes and certain other unsecured debt.  Interest expense ($50 million in the three months ended June 30, 2009) continues to be accrued on the unsecured debt until a determination is made that it will not be an allowed claim in the bankruptcy proceedings.

In the second quarter of 2009, we recorded non-cash foreign currency exchange losses of $2 million compared to losses of $4 million for the same period in 2008.

During the three months ended June 30, 2009, we recorded a provision for income taxes of $4 million for U.S. alternative minimum income taxes, state and local taxes, Canadian withholding taxes and interest on unrecognized tax benefits previously recorded.  For additional information on income taxes see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Taxes.”

Six Months 2009 Compared to Six Months 2008

	Six months ended June 30,
	2009		2008
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$2,778	$142	$3,630	$182

Restructuring charges		(24)		(13)
Gain (loss) on sale of assets		(1)		4
Other operating income		276
Interest expense, net		(145)		(124)
Debtor-in-possession debt issuance costs		(63)
Loss on early extinguishment of debt		(20)
Non-cash foreign currency exchange gains		1		11
Reorganization items		(93)
Corporate expenses and other (Note 1)		(124)		(148)
Loss before income taxes		$(51)		$(88)

Note 1: Amounts include corporate expenses and other expenses not allocated to operations, including Calpine Corrugated charges and litigation charges for 2008.

Net sales decreased 23.5% in the first half of 2009 compared to last year.  Net sales were negatively impacted by $587 million in the first six months of 2009 as a result of lower third-party sales volume of containerboard and corrugated containers. Third party shipments of containerboard were lower due primarily to weaker demand in the markets in which we operate. North American shipments of corrugated containers in the first six months of 2009 were negatively impacted by weaker market conditions, container plant closures and actions to improve margins by exiting unprofitable accounts.  Net sales were also negatively impacted by lower average selling prices ($265 million) for reclaimed material, containerboard and corrugated containers. The average price for old corrugated containers (OCC) decreased approximately $75 per ton compared to last year.

Our containerboard mills operated at 83.7% of capacity in the first half of 2009.  Containerboard production was 17.4% lower compared to last year due primarily to the market related downtime taken by our mills as a result of lower demand.  Production of market pulp decreased by 45.2% compared to last year due primarily to the closure of the Pontiac pulp mill in October 2008.  Production of kraft paper decreased 46.0% compared to last year due primarily to lower demand, which resulted in market related downtime in the first six months of 2009.  Total tons of fiber reclaimed and brokered decreased 25.7% compared to last year due to weaker demand.

Cost of goods sold as a percent of net sales in the first half of 2009 was 89.0%, compared to 89.3% last year.  Cost of goods sold decreased from $3,242 million in 2008 to $2,473 million in 2009 due primarily to lower sales volumes for containerboard and corrugated containers in the first six months of 2009 and lower costs of reclaimed material ($208 million), which were partially offset by higher costs of wood fiber ($13 million), and chemicals ($13 million).

Selling and administrative expense decreased $57 million in the first half of 2009 compared to the first half of 2008 due primarily to cost reductions from ongoing and prior-year initiatives and the impacts of the Calpine Corrugated charges and litigation charges recorded in 2008 totaling $30 million.

During the six months ended June 30, 2009, we recorded other operating income of $276 million, net of expected fees, related to the alternative fuel tax credit.

Interest expense, net was $145 million in the first half of 2009.  The $21 million increase compared to the first half of 2008 was impacted by higher average borrowings ($23 million), which were partially offset by lower average interest rates ($2 million).  Our overall average effective interest rate in the first half of 2009 was lower than 2008 by 0.07%.  Since the Petition Date, we discontinued interest payments on our unsecured notes and certain other unsecured debt.  Interest expense ($98 million in the six months ended June 30, 2009) continues to be accrued on the unsecured debt until a determination is made that it will not be an allowed claim in the bankruptcy proceedings.

In the first six months of 2009, we recorded a loss on early extinguishment of debt of $20 million for the non-cash write-off of deferred debt issuance cost related to the Stevenson, Alabama mill industrial revenue bonds, which were repaid.

In the first half of 2009, we recorded non-cash foreign currency exchange gains of $1 million compared to gains of $11 million for the same period in 2008.

During the six months ended June 30, 2009, we recorded a provision for income taxes of $5 million for U.S. alternative minimum income taxes, state and local taxes, Canadian withholding taxes and interest on unrecognized tax benefits previously recorded.

Statistical Data

	Three months ended June 30,		Six months ended June 30,
(In thousands of tons, except as noted)	2009	2008	2009	2008
Mill production
Containerboard (1)	1,497	1,767	2,932	3,551
Kraft paper	28	44	47	87
Market pulp	76	136	142	259
SBL	32	29	65	62
North American corrugated containers sold (billion sq. ft.)	16.7	18.1	33.3	35.7
Fiber reclaimed and brokered	1,280	1,677	2,521	3,393

(1) For the three months ended June 30, 2009 and 2008, our corrugated container plants consumed 1,112,000 tons and 1,191,000 tons of containerboard, respectively.  For the six months ended June 30, 2009 and 2008, our corrugated container plants consumed 2,247,000 tons and 2,362,000 tons of containerboard, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity improved significantly during the first half of 2009.  At June 30, 2009, we had cash and cash equivalents of $590 million and the amount available for borrowings under the DIP Credit Agreement was $163 million.  Our cash flows from operations and working capital were favorably impacted by the receipt of $205 million for the alternative fuel tax credit and the stay of payment of liabilities subject to compromise resulting from the bankruptcy filings.  The improvement in liquidity was positively impacted by the additional availability resulting from the DIP Credit Agreement entered into on January 28, 2009.

The following table summarizes our cash flows for the six months ended June 30:

(In millions)	2009	2008
Net cash provided by (used for):
Operating activities	$492	$(8)
Investing activities	(80)	(199)
Financing activities	52	209
Net increase in cash	$464	$2

Net Cash Provided By (Used For) Operating Activities

The net cash provided by (used for) operating activities for the six months ended June 30, 2009 improved compared to the same period in 2008 due primarily to the alternative fuel tax credit receipts of $205 million and lower working capital.  Working capital, principally accounts payable and interest payable, was favorably impacted by the stay of payment of liabilities subject to compromise resulting from the bankruptcy filings.  Since the Petition Date, we discontinued interest payments on our unsecured senior notes and certain other unsecured debt. Interest expense ($98 million in the six months ended June 30, 2009) will continue to be accrued on the unsecured debt until a determination is made that it will not be an allowed claim in the bankruptcy proceedings.

Net Cash Provided By (Used For) Investing Activities

Net cash used for investing activities was $80 million for the six months ended June 30, 2009.  Expenditures for property, plant and equipment were $69 million for the first six months of 2009, compared to $207 million for the same period last year.  The amount expended for property, plant and equipment in the first six months of 2009 was principally for projects related to upgrades, cost reductions and ongoing initiatives.  Advances to affiliates, net in 2009 of $15 million are principally related to funding an obligation pertaining to a guarantee for a previously non-consolidated affiliate.  See Note 11 of the Notes to Consolidated Financial Statements.  For the six months ended June 30, 2009, we received proceeds of $4 million from the sale of properties primarily related to previously closed facilities.

Net Cash Provided By (Used For) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2009 of $52 million included proceeds from the DIP Credit Agreement of $440 million which were used to terminate our receivables securitization programs and repay all indebtedness outstanding under the programs of $385 million.  Debt issuance cost of $63 million was incurred and paid with the DIP proceeds and available cash.  During the first quarter of  2009, letters of credit in the amount of $68 million were drawn on to fund obligations principally related to non-qualified pension plans, commodity derivative instruments and a guarantee for a previously non-consolidated affiliate, which increased borrowings under our Credit Agreement.  We paid dividends to Smurfit-Stone in the aggregate amount of approximately $4 million in the first six months of 2008 to fund the dividend obligations of Smurfit-Stone to the holders of its 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock.  We are restricted from paying future dividends under the DIP Credit Agreement.

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

In accordance with the terms of the DIP Credit Agreement, on January 28, 2009, we used U.S. term loan proceeds of $360 million, net of lenders fees of $40 million, and Canadian term loan proceeds of $30 million, net of lenders fees of $5 million, to terminate the receivables securitization programs and repay all indebtedness outstanding under the programs of $385 million and to pay other expenses of $1 million.  In addition, other fees and expenses of $17 million related to the DIP Credit Agreement were paid for with proceeds of $5 million from the DIP Canadian Revolver and available cash.

We have the option to borrow under the DIP Credit Agreement at a rate of: (i) Alternate Base Rate (ABR) Loans bear interest at a rate per annum equal to the applicable margin (Applicable Margin) plus the ABR; (ii) Eurodollar loans bear interest at a rate per annum equal to the Applicable Margin plus the Adjusted LIBO Rate; (iii) Canadian prime rate loans bear interest at a rate per annum equal to the Applicable Margin plus the Canadian prime rate; and (iv) discount rate loans bear interest at a rate per annum equal to the Applicable Margin plus the discount rate.  The DIP Credit Agreement provides that the Applicable Margin adjusts upon extensions of the maturity date.  As of June 30, 2009, the weighted average interest rate on outstanding borrowings under the DIP Credit Agreement was 10%.

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

U.S. and Canadian borrowings are each subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, and an amount attributable to real property and equipment, less certain reserves.  As of June 30, 2009, the applicable borrowing base was $597 million and the amount available for borrowings under the DIP Credit Agreement was $163 million. The borrowing base as of June 30, 2009 as compared to March 31, 2009 decreased approximately $135 million due principally to a $107 million reduction in the real property and equipment component of the borrowing base.  We are in the process of obtaining appraisals for certain real property and equipment and expect the borrowing base attributable to real property and equipment to be restored during August 2009.

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

Bank Credit Facilities

Smurfit-Stone, as guarantor, and we and our subsidiary, SSC Canada, as borrowers, entered into a credit agreement, as amended (the Credit Agreement) on November 1, 2004.  Our obligations under the Credit Agreement are unconditionally guaranteed by Smurfit-Stone and our material U.S. subsidiaries.  The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by us, Smurfit-Stone, our material U.S. subsidiaries and the material Canadian subsidiaries of SSC Canada.  Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets and properties, and those of our material U.S. subsidiaries, by a pledge of all of our capital stock and the material our U.S. subsidiaries and by a pledge of 65% of the capital stock of SSC Canada that is directly owned by us.  The security interests securing our obligation under the Credit Agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities.  The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secures our obligations under the Credit Agreement.  The security interests securing SSC Canada’s obligation under the Credit Agreement exclude three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

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

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.  As previously disclosed in our 2008 Form 10-K, our consolidated balance sheet as of December 31, 2008 included a reclassification of $3,032 million to current maturities of long-term debt from long-term debt. Since the Petition Date, we discontinued interest payments on our unsecured senior notes and certain other unsecured debt.

We had a deposit funded letter of credit facility, related to our variable rate industrial revenue bonds, for approximately $122 million that was due to mature on November 1, 2010. In February 2009, due to an event of default under the bond indentures, this credit facility was drawn on to fully repay the industrial revenue bonds in the principal amount of $120 million.

Future Cash Flows

We submitted refund claims for the alternative fuel tax credit of approximately $294 million for the period January 1, 2009 through June 30, 2009, of which $205 million was received as of June 30, 2009.  In July 2009, the outstanding refund claims of $89 million were received.  We expect to submit monthly refund claims of approximately $55 million for the remainder of 2009.  The monthly claims are expected to be received in the month following the submission.

Under the DIP Credit Agreement, capital expenditures for the 11-month period ending December 31, 2009 are not allowed to exceed $205 million.  In the first half of 2009, capital spending of $69 million included $48 million for the five month period ended June 30, 2009.

We recorded restructuring charges of $24 million during the first six months of 2009, including $20 million for exit liabilities, which were principally for severance and benefits.  During the six months ended June 30, 2009, we incurred cash expenditures of $14 million for these exit liabilities.  The remaining exit liabilities are expected to be paid principally in the third quarter of 2009.

At December 31, 2008, we had $33 million of exit liabilities related principally to restructuring activities.  During the six months ended June 30, 2009, we incurred cash expenditures of $10 million for these exit liabilities.  In addition, exit liabilities have been decreased by $5 million due to rejecting leases related to previously closed facilities as permitted under the Bankruptcy Code.  The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

In the first quarter of 2009, letters of credit were drawn on in the amount of $27 million related to funding certain of our nonqualified pension plan obligations. Excluding the impact of these letters of credit, we contributed approximately $6 million to our defined benefit plans in the first half of 2009.

INCOME TAXES

During the three and six months ended June 30, 2009, we recorded provisions for income taxes of $4 million and $5 million, respectively, for U.S. alternative minimum income taxes, state and local taxes, Canadian withholding taxes and interest on unrecognized tax benefits previously recorded.  Because it is more likely than not that substantially all of the deferred tax assets that are generated in 2009 may not be realized, we have recorded a full valuation allowance, and have not recorded any additional tax benefit for the three and six months ended June 30, 2009.

As previously disclosed, the Canada Revenue Agency (CRA) is examining our income tax returns for tax years 1999 through 2005. Certain matters, including transfer prices of inventory sold by our Canadian subsidiaries to our U.S. subsidiaries, are currently under review.  With respect to the transfer price issue, the CRA issued assessments of additional income taxes, interest and penalties, which we have appealed.  In order to appeal the assessment, we made payments of $25 million to the CRA in 2008.

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

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (SFAS No. 166), effective for fiscal years beginning after November 15, 2009.  SFAS No. 166 modifies SFAS No. 140 by removing the concept of a qualifying special-purpose entity, thus potentially requiring consolidation of such special-purpose entities previously excluded from the consolidated financial statements. We are currently evaluating the impact of SFAS No. 166 on the consolidated financial statements.

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

On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.  Termination fair values were calculated based on the potential settlement value. During the first half of 2009, letters of credit of $18 million were drawn on related to the settlement of certain of our derivative instruments.  Excluding these settled liabilities, the termination value related to the remaining derivative liabilities was approximately $60 million, which were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition.  These derivative liabilities were adjusted through other comprehensive income (loss) (OCI) for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting.  The remaining amount in OCI will be recorded through earnings during the period the underlying transaction is recorded or when the underlying transaction is no longer expected to occur.  During the second quarter of 2009, we reclassified the remaining foreign currency derivative instruments from OCI to cost of goods sold since the underlying transactions were no longer expected to occur, resulting in a loss of $2 million (net of tax).

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

We used financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  The Canadian dollar as of June 30, 2009, compared to December 31, 2008, strengthened 5.07% against the U.S. dollar.  We recognized non-cash foreign currency exchange gains of $1 million for the six month period ended June 30, 2009 compared to gains of $11 million for the same period in 2008.

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

PART II - OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

On May 18, 2009, a class action complaint was filed in the United States District Court for the Northern District of Illinois naming as defendants Patrick J. Moore, Chief Executive Officer, and the members of the Administrative Committee of our retirement plans.  The complaint, as amended, alleges that the defendants breached their fiduciary duty to plan participants by improperly allowing investments of plan assets in our common stock and by failing to communicate complete and accurate information to plan participants relating to plan assets and investments.  The plaintiffs seek the recovery of all alleged losses incurred by the plan participants in connection with the significant decline in the price of our common stock, and other relief.  We believe that each of the defendants in this matter would be entitled to indemnification protection under our bylaws, and the costs of defending this action and any damages or settlements would be paid by applicable insurance coverage, and, therefore, we do not believe this matter will have a material adverse effect on results of operations.

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

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                        OTHER INFORMATION

(a)                                                            There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
(Registrant)

Date: August 10, 2009	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)