Form 10-Q
period 2009-09-30
SMURFIT-STONE CONTAINER ENTERPRISES INC
filed 2009-11-09
CIK 94610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2009

Commission File Number 1-3439

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2041256
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

222 North LaSalle Street, Chicago, Illinois 60601

(Address of principal executive offices) (Zip Code)

(312) 346-6600

(Registrant’s telephone number, including area code)

150 North Michigan Avenue, Chicago, Illinois 60601

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 4, 2009, the registrant had outstanding 770 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Net sales	$1,417	$1,879	$4,195	$5,509
Costs and expenses
Cost of goods sold	1,284	1,696	3,757	4,938
Selling and administrative expenses	137	148	428	496
Restructuring expenses	14	14	38	27
(Gain) loss on disposal of assets	2	(1)	3	(5)
Other operating income	(179)		(455)
Operating income	159	22	424	53
Other income (expense)
Interest expense, net (including $49 million and $147 million for the three and nine months ended September 30, 2009, respectively, that is stayed and subject to compromise)	(72)	(63)	(217)	(187)
Debtor-in-possession debt issuance costs			(63)
Loss on early extinguishment of debt			(20)
Foreign currency exchange gains (losses)	(11)	8	(10)	19
Other, net	6		10	(6)
Income (loss) before reorganization items and income taxes	82	(33)	124	(121)
Reorganization items	(16)		(109)
Income (loss) before income taxes	66	(33)	15	(121)
(Provision for) benefit from income taxes	2	98	(3)	136
Net income	$68	$65	$12	$15

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In millions, except share data)	2009	2008
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$561	$126
Restricted cash	9
Receivables, less allowances of $24 in 2009 and $7 in 2008	661	96
Receivable for alternative energy tax credits	58
Retained interest in receivables sold		120
Inventories
Work-in-process and finished goods	113	112
Materials and supplies	374	400
	487	512
Prepaid expenses and other current assets	71	27
Total current assets	1,847	881
Net property, plant and equipment	3,343	3,509
Timberland, less timber depletion	2	32
Other assets	65	117
	$5,257	$4,539
Liabilities and Stockholder’s Equity (Deficit)

Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$1,484	$3,718
Accounts payable	368	506
Accrued compensation and payroll taxes	139	164
Interest payable	10	66
Income taxes payable	8	9
Current deferred income taxes	21	21
Other current liabilities	138	194
Total current liabilities	2,168	4,678
Other long-term liabilities	124	1,320
Deferred income taxes	125	89
Total liabilities not subject to compromise	2,417	6,087
Liabilities subject to compromise	4,301
Total liabilities	6,718	6,087
Stockholder’s equity
Common stock, par value $.01 per share; 1,000 shares authorized; 770 issued and outstanding in 2009 and 2008
Additional paid-in capital	3,675	3,668
Retained earnings (deficit)	(4,510)	(4,522)
Accumulated other comprehensive income (loss)	(626)	(694)
Total stockholder’s equity (deficit)	(1,461)	(1,548)
	$5,257	$4,539

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, (In millions)	2009	2008
Cash flows from operating activities
Net income	$12	$15
Adjustments to reconcile net income to net cash provided by operating activities
Loss on early extinguishment of debt	20
Depreciation, depletion and amortization	273	265
Debtor-in-possession debt issuance costs	63
Amortization of deferred debt issuance costs	5	5
Deferred income taxes	1	(173)
Pension and postretirement benefits	49	(25)
(Gain) loss on disposal of assets	3	(5)
Non-cash restructuring expenses	6	7
Non-cash stock-based compensation	7	2
Non-cash foreign currency exchange (gains) losses	10	(19)
Non-cash reorganization items	65
Change in restricted cash	(9)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(50)	(9)
Receivable for alternative energy tax credits	(58)
Inventories	35	(14)
Prepaid expenses and other current assets	(13)
Accounts payable and accrued liabilities	200	69
Interest payable	128	(5)
Other, net	46	21
Net cash provided by operating activities	793	134
Cash flows from investing activities
Expenditures for property, plant and equipment	(112)	(304)
Proceeds from property disposals	16	8
Advances to affiliates, net	(15)
Net cash used for investing activities	(111)	(296)
Cash flows from financing activities
Net borrowings of debtor-in-possession debt	130
Net borrowings of long-term debt	71	168
Repurchase of receivables	(385)
Debtor-in-possession debt issuance costs	(63)
Dividends paid		(6)
Net cash provided by (used for) financing activities	(247)	162
Increase in cash and cash equivalents	435
Cash and cash equivalents
Beginning of period	126	7
End of period	$561	$7

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

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under the Company’s debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition. As previously disclosed in the SSCE Annual Report on Form 10-K for the year ended December 31, 2008, (the “2008 Form 10-K”), filed with the Securities and Exchange Commission, the accompanying consolidated balance sheet as of December 31, 2008 includes a reclassification of $3,032 million to current maturities of long-term debt from long-term debt. Due to the filing of the bankruptcy petitions, the Company’s unsecured long-term debt of $2,439 million is included in liabilities subject to compromise at September 30, 2009 (See Note 5).

SSCC, the Company and its U.S. and Canadian subsidiaries are currently operating as “debtors-in-possession” under the jurisdiction of the U.S. Court and Canadian Court (the “Bankruptcy Courts”) and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA. In general, SSCE and its subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

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

The DIP Credit Agreement, as amended, provides for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. term loan for borrowings by the Company; a $35 million Canadian term loan for borrowings by Smurfit-Stone Container Canada Inc. (“SSC Canada”); a $250 million U.S. revolving loan for borrowings by the Company and/or SSC Canada; and a $65 million Canadian revolving loan (the “DIP Canadian Revolver”) for borrowings by the Company and/or SSC Canada.

The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, will be due and payable in full at maturity, which is January 28, 2010; provided, that the maturity date may be extended through April 28, 2010, and subsequently through July 28, 2010, upon the satisfaction of certain conditions precedent (including the payment of specified fees).

For additional information on the DIP Credit Agreement, see Note 13.

Reorganization Process

The Bankruptcy Courts approved payment of certain of the Company’s pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petition and Canadian Petition and other business-related payments necessary to maintain the operation of the Company’s business. The Company retained legal and financial professionals to advise it on the bankruptcy proceedings. From time to time, the Company may seek the U.S. Court’s approval for the retention of additional professionals.

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

The United States Trustee denied a request by certain holders of SSCC’s common stock and Preferred Stock to form an official equity committee to represent the interests of equity holders on matters before the U.S. Court, but such holders subsequently filed a motion for the appointment of an equity committee with the U.S. Court, which has scheduled a hearing on the matter for December 4, 2009.

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

On June 22, 2009, the Bankruptcy Courts entered an order establishing August 28, 2009, as the bar date for potential creditors to file claims. The bar date is the date by which certain claims against the Company must be filed if the claimants wish to receive any distribution in the bankruptcy cases. Proof of claim forms received after this time are not eligible for consideration of recovery as part of the Company’s bankruptcy cases. Creditors were notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Courts. Differences between liability amounts estimated by the Company and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Courts will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Courts approve a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time (See Note 5).

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

The Debtors have the exclusive right for 120 days after the filing of the Chapter 11 Petition to file a plan of reorganization. On May 18, 2009, the U.S. Court approved a motion to extend the exclusivity period through September 23, 2009. On September 9, 2009, the U.S. Court granted approval to extend for 120 additional days the exclusivity period to January 21, 2010, and granted the Debtors approval to solicit acceptance of a plan of reorganization until March 23, 2010. If the Debtors’ exclusivity period lapsed, any party in interest would be able to file a plan of reorganization. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and the CCAA and must be approved, or confirmed, by the Bankruptcy Courts in order to become effective.

The Debtors presently intend to file a plan of reorganization prior to January 21, 2010, although the timing of filing a plan of reorganization by the Debtors will depend on the timing and outcome of numerous other ongoing matters in the bankruptcy proceedings. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Courts or that any such plan will be implemented successfully.

Under the priority scheme established by the Bankruptcy Code and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before SSCC’s stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of the Company’s liabilities and/or securities receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of the Company’s liabilities and securities is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the Company’s liabilities and/or securities. At this time there is no assurance the Company will be able to restructure as a going concern or successfully implement a plan of reorganization.

For periods subsequent to the bankruptcy filings, the Company has applied the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC-852”), in preparing the consolidated financial statements. ASC-852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in reorganization items in the consolidated statement of operations (See

Note 4). In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the consolidated balance sheet in liabilities subject to compromise (See Note 5). These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Courts, even if they may be settled for lesser amounts.

Going Concern Matters

The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, although its bankruptcy filings raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent on market conditions and its ability to improve profitability, obtain alternative financing to replace the pre-petition Credit Agreement and restructure its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Courts.

In order to improve profitability, management is taking actions to further reduce corporate and operational expenses and is continuing to align manufacturing capacity to meet market demands and standardize manufacturing processes throughout all operations. These actions will result in the closure of additional manufacturing facilities and reductions in headcount during the next twelve months.

Debtor Financial Statements

The following unaudited condensed combined financial statements represent the financial statements for the Debtors only. The Company’s Non-Debtor Subsidiaries are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net income (loss) is included in “Equity in income (losses) of Non-Debtor Subsidiaries,” in the consolidated statement of operations and their net assets are included as “Investments in and advances to Non-Debtor Subsidiaries” in the consolidated balance sheet. The Debtor’s financial statements have been prepared in accordance with the guidance in ASC-852.

Intercompany transactions between the Debtors have been eliminated in the financial statements. Intercompany transactions between the Debtors and Non-Debtor Subsidiaries have not been eliminated in the Debtors’ financial statements.

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONDENSED COMBINED STATEMENTS OF OPERATIONS – DEBTORS

(Unaudited)

	Three	Nine
	Months Ended	Months Ended
(In millions)	September 30, 2009	September 30, 2009
Net sales	$1,391	$4,125
Costs and expenses
Cost of goods sold	1,262	3,698
Selling and administrative expenses	134	415
Restructuring expenses	15	38
Loss on disposal of assets	2	3
Other operating income	(179)	(455)
Operating income	157	426
Other income (expense)
Interest expense, net (including $49 million and $147 million for the three and nine months ended September 30, 2009, respectively, that is stayed and subject to compromise)	(71)	(216)
Debtor-in-possession debt issuance costs		(63)
Loss on early extinguishment of debt		(20)
Foreign currency exchange losses	(11)	(10)
Equity in income (losses) of non-debtor subsidiaries	1	(4)
Other, net	6	11
Income before reorganization items and income taxes	82	124
Reorganization items	(16)	(109)
Income before income taxes	66	15
(Provision for) benefit from income taxes	2	(3)
Net income	$68	$12

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
CONDENSED COMBINED BALANCE SHEET — DEBTORS

(Unaudited)

September 30,
(In millions)	2009
Assets

Current assets
Cash and cash equivalents	$543
Restricted cash	9
Receivables	628
Receivable for alternative energy tax credits	58
Inventories	471
Prepaid expenses and other current assets	68
Total current assets	1,777
Net property, plant and equipment	3,311
Timberland, less timber depletion	2
Investments in and advances to non-debtor subsidiaries	77
Other assets	66
$5,233
Liabilities and Stockholders’ Equity (Deficit)

Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$1,480
Accounts payable	351
Accrued compensation and payroll taxes	137
Interest payable	10
Income taxes payable	9
Current deferred income taxes	21
Other current liabilities	133
Total current liabilities	2,141
Other long-term liabilities	124
Deferred income taxes	128
Total liabilities not subject to compromise	2,393

Liabilities subject to compromise	4,301
Total liabilities	6,694

Total equity (deficit)	(1,461)
$5,233

SMURFIT-STONE CONTAINER ENTERPRISES, INC.

CONDENSED COMBINED STATEMENT OF CASH FLOWS — DEBTORS

(Unaudited)

Nine Months Ended September 30, (In millions)	2009
Cash flows from operating activities
Net income	$12
Adjustments to reconcile net income to net cash provided by operating activities
Loss on early extinguishment of debt	20
Depreciation, depletion and amortization	270
Debtor-in-possession debt issuance costs	63
Amortization of deferred debt issuance costs	5
Deferred income taxes	1
Pension and postretirement benefits	49
Loss on disposal of assets	3
Non-cash restructuring expenses	6
Non-cash stock-based compensation	7
Non-cash foreign currency exchange losses	10
Non-cash reorganization items	65
Change in restricted cash	(9)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(54)
Receivable for alternative energy tax credit	(58)
Inventories	36
Prepaid expenses and other current assets	(15)
Accounts payable and accrued liabilities	205
Intercompany receivable with non-debtors	(12)
Interest payable	128
Other, net	49
Net cash provided by operating activities	781
Cash flows from investing activities
Expenditures for property, plant and equipment	(111)
Proceeds from property disposals	16
Advances to affiliates	(18)
Net cash used for investing activities	(113)
Cash flows from financing activities
Net borrowings of debtor-in-possession debt	130
Net borrowings of long-term debt	73
Repurchase of receivables	(385)
Debtor-in-possession debt issuance costs	(63)
Net cash used for financing activities	(245)
Increase in cash and cash equivalents	423
Cash and cash equivalents
Beginning of period	120
End of period	$543

2. Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company’s financial position, results of operations and cash flows. These statements, however, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the 2008 Form 10-K.

The Company is a wholly-owned subsidiary of SSCC. The Company has domestic and international operations.

Recently Adopted Accounting Standards: The FASB’s Accounting Standards Codification was released on July 1, 2009 and became the single source of authoritative U.S. GAAP. The change was established by ASC 105 “Generally Accepted Accounting Principles” (“ASC 105”). Pursuant to the provisions of ASC 105, the Company has updated its references to GAAP in its consolidated financial statements issued for the period ended September 30, 2009. The adoption of ASC 105 does not impact the Company’s financial position, results of operations or cash flows.

Effective June 15, 2009, the Company adopted the provisions of ASC 855 “Subsequent Events” (“ASC 855”). ASC 855 requires entities to disclose the date through which subsequent events have been evaluated and the basis for such date. As of November 9, 2009, the date the financial statements were issued, the Company has determined that no material subsequent events have occurred.

Effective June 15, 2009, the Company adopted ASC 825-10-65-1, “Transition related to FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments” (“ASC 825-10-65-1”), which extends the disclosure requirements of ASC 825, “Financial Instruments,” to interim financial statements (See Note 18).

Effective January 1, 2009, the Company adopted the provisions of ASC 810-10-65-1, “Transition Related to FASB Statement No. 160, Non-controlling Interest in Consolidated Financial Statements - An Amendment of ARB No. 51” (“ASC 810-10-65-1”). ASC 810-10-65-1 changes the accounting for non-controlling (minority) interests in consolidated financial statements, requires non-controlling interests to be reported as part of equity and changes the income statement presentation of income or losses attributable to non-controlling interests. ASC 810-10-65-1 did not have a material impact on the Company’s consolidated financial statements.

Prospective Accounting Pronouncements: In June 2009, the FASB issued Statement of Financial Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”), effective for fiscal years beginning after November 15, 2009. SFAS No. 166 modifies SFAS No. 140 by removing the concept of a qualifying special-purpose entity, thus potentially requiring consolidation of such special-purpose entities previously excluded from the consolidated financial statements. The Company is currently evaluating the impact of SFAS No. 166 on its consolidated financial statements.

3.  Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.  Reorganization Items and Other Bankruptcy Related Costs

Reorganization Items

The Company’s reorganization items directly related to the process of reorganizing the Company under Chapter 11 and the CCAA for the three and nine months ended September 30, 2009 consist of the following:

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009

Provision for rejected/settled executory contracts and leases	$9	$73
Professional fees	12	44
Accounts payable settlement gains	(5)	(8)
Total reorganization items	$16	$109

Provision for rejected/settled executory contracts and leases for the nine months ended September 30, 2009, includes a $9 million special termination benefits charge due to funding obligations related to certain non-qualified pension plans.

Professional fees directly related to the reorganization include fees associated with advisors to the Company, the Creditors’ Committee and certain secured creditors.

Net cash paid for reorganization items for the three and nine months ended September 30, 2009 totaled $9 million and $26 million, respectively, related to professional fees.

Reorganization items exclude employee severance and other restructuring charges recorded during the three and nine months ended September 30, 2009.

Other Bankruptcy Related Costs

Debtor-in-possession debt issuance costs of $63 million were incurred and paid during the first quarter of 2009 in connection with entering into the DIP Credit Agreement, and are separately disclosed in the consolidated statements of operations.

5. Liabilities Subject to Compromise

Liabilities subject to compromise represent unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 or CCAA liabilities are stayed. Pre-petition liabilities that are subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Courts, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.

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

Deferred debt issuance costs (“DDIC”) are viewed as valuations of the related debt. DDIC associated with unsecured debt is included as a valuation adjustment within the liabilities subject to compromise.

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

On June 22, 2009, the Bankruptcy Courts entered an order establishing August 28, 2009 as the bar date for potential creditors to file claims. The bar date is the date by which certain claims against the Company must be filed if the claimants wish to receive any distribution in the bankruptcy cases. Proof of claim forms received after this time are not eligible for consideration of recovery as part of the Company’s bankruptcy cases. Creditors were notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Courts. Differences between liability amounts estimated by the Company and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Courts will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Courts approve a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consisted of the following:

September 30, 2009
Unsecured debt	$2,439
DDIC for unsecured debt	(15)
Accounts payable	364
Interest payable	178
Retiree medical obligations	164
Pension obligations	1,028
Unrecognized tax benefits	44
Executory contracts and leases	67
Other	32
Liabilities subject to compromise	$4,301

6. Alternative Energy Tax Credits

The U.S. Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business. The credit is scheduled to expire on December 31, 2009. On May 6, 2009, the Company was notified that its registration as an alternative fuel mixer was approved by the Internal Revenue Service. The Company submitted refund claims of approximately $179 million and $473 million for the three and nine months ended September 30, 2009, respectively, related to production at ten of its U.S. mills. The Company received refund claims of approximately $210 million and $415 million for the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2009, the Company recorded other operating income of $179 million and $455 million, respectively, net of fees and expenses, in its consolidated statements of operations related to this matter.

7. (Gain) Loss on Disposal of Assets

During September 2009, the Company completed the sale of its Canadian timberlands resulting in a loss of approximately $2 million. At September 30, 2009, the net proceeds of approximately $28 million were held in escrow and recorded in prepaid expenses and other current assets in the consolidated balance sheet. On October 22, 2009, approximately $27 million was received by the Company and $1 million remained in escrow pending completion of the title registration process on certain parcels. Cash received from the sale was used to repay a portion of the Canadian DIP term loan.

8. Calpine Corrugated LLC

In the first quarter of 2008, the Company recorded a charge of $22 million to fully reserve all amounts due from Calpine Corrugated LLC (“Calpine Corrugated”). Calpine Corrugated, formerly an independent corrugated container producer in Fresno, California for which the Company was the primary containerboard supplier, experienced start-up losses since it began operations in 2006.

On July 29, 2008, the Company acquired a 90 percent ownership interest in Calpine Corrugated. In conjunction with the acquisition, the Company guaranteed approximately $45 million of Calpine Corrugated’s third party outstanding debt. There was no cash consideration paid. The transaction was accounted for as a purchase business combination and results of operations of Calpine Corrugated are included in the consolidated statements of operations beginning July 29, 2008. The purchase price allocation completed in the fourth quarter of 2008 resulted in assets and liabilities of approximately $50 million, including approximately $45 million of debt. No goodwill was recorded for the transaction. The acquisition of Calpine Corrugated’s operations enabled the Company to accelerate the optimization of its Northern California business unit and improve its position in the agricultural market segment.

9. Restructuring Activities

During the third quarter of 2009, the Company closed four converting facilities and recorded restructuring charges of $14 million, which were net of a $2 million gain on the sale of previously closed facilities. Restructuring charges included non-cash charges of $4 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service. The remaining charges of $12 million were primarily for severance and benefits, including pension settlement costs of $3 million. As a result of the closures in the third quarter of 2009 and other ongoing initiatives, the Company reduced its headcount by approximately 300 employees.

For the nine months ended September 30, 2009, the Company closed eleven converting facilities. As a result of these closures and other ongoing initiatives, the Company reduced its headcount by approximately 1,800 employees. The Company recorded restructuring charges of $38 million, which were net of a $2 million gain on the sale of previously closed facilities. Restructuring charges included non-cash charges of $8 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service. The remaining charges of $32 million were primarily for severance and benefits, including pension settlement costs of $3 million. The net sales of the announced and closed converting facilities in 2009 prior to closure and for the year ended December 31, 2008 were $62 million and $217 million, respectively. The majority of these net sales are expected to be transferred to other operating facilities. Additional charges of up to $4 million are expected to be recorded in the fourth quarter of 2009 for severance and benefits related to the closure of these and previously closed facilities.

The Company continues to review and evaluate various restructuring and other alternatives to streamline operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, idling facilities, consolidating operations and functions, relocating or reducing production and voluntary and involuntary employee separation programs. In addition, such actions will subject the Company to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, severance costs and other closing costs.

The Company recorded restructuring charges of $14 million and $27 million for the three and nine months ended September 30, 2008, respectively, which were net of a $2 million gain on the sale of a previously closed facility in the first quarter of 2008. Restructuring charges included non-cash charges of $5 million and $9 million for the three and nine months ended September 30, 2008, respectively, related to the acceleration of depreciation for equipment expected to be abandoned or taken out of service. The remaining charges were primarily for severance and benefits.

At December 31, 2008, the Company had $33 million of accrued exit liabilities related to the restructuring of operations. For the three and nine months ended September 30, 2009, the Company incurred $1 million and $11 million, respectively, of cash disbursements, primarily severance and benefits, related to these exit liabilities. In addition, exit liabilities have decreased by $5 million due to rejecting leases related to previously closed facilities as permitted under the Bankruptcy Code. During the three and nine months ended September 30, 2009, the Company incurred $9 million and $23 million, respectively, of cash disbursements, primarily severance and benefits, related to exit liabilities established during 2009.

10. Restricted Cash

At September 30, 2009, the Company had restricted cash of $9 million as approved by the U.S. Court to provide financial assurance to certain utility vendors. Changes in restricted cash are reflected as cash used for operating activities in the consolidated statements of cash flows.

11. Accounts Receivable Securitization Programs

The Company, under two separate accounts receivable securitization programs, sold without recourse, on an ongoing basis, certain of its accounts receivable to non-consolidated financing entities. The Company’s retained interest in these non-consolidated entities was carried at fair value and included in retained interest in receivables sold in the accompanying December 31, 2008 consolidated balance sheet. On January 28, 2009, in conjunction with the filing of the Chapter 11 Petition and the Canadian Petition, the accounts receivable securitization programs were terminated and all outstanding receivables previously sold to the non-consolidated financing entities were repurchased with proceeds from borrowings under the DIP Credit Agreement (See Note 13). The repurchase of receivables of $385 million has been included in the cash flows from financing activities in the consolidated statement of cash flows.

12. Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment. At September 30, 2009, the maximum potential amount of future payments related to these guarantees was approximately $26 million, which decreases ratably over the life of the contracts. In the event the guarantees on these contracts are exercised, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not fully recover the guarantee payments made.

The Company was contingently liable for $18 million under a one year letter of credit, which was to expire in April 2009, which supported the borrowings of a previously non-consolidated affiliate. On March 4, 2009, this letter of credit was drawn on, which increased borrowings under the Company’s pre-petition credit facilities by $18 million (See Note 13). As a result of providing substantial financial support for the affiliate, in accordance with ASC-810-10-05, “Consolidation of Variable Interest Entities,” the Company consolidated the affiliate’s balance sheet and results of operations into its consolidated financial statements in March 2009.

13. Long-Term Debt

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under the Company’s debt obligations, and those debt obligations became automatically and immediately due and payable. Any efforts to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition. As previously disclosed in the 2008 Form 10-K, the accompanying consolidated balance sheet as of December 31, 2008 includes a reclassification of $3,032 million to current maturities of long-term debt from long-term debt. Due to the filing of the bankruptcy petitions, the Company’s unsecured long-term debt of $2,439 million is included in liabilities subject to compromise at September 30, 2009 (See Note 5). Since the Petition Date, the Company discontinued interest payments on its unsecured senior notes and certain other unsecured debt. Interest expense ($49 million and $147 million in the three and nine months ended September 30, 2009, respectively) continues to be accrued on the unsecured debt until a determination is made that it will not be an allowed claim in the bankruptcy proceedings.

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

In September 2009, the Company made voluntary prepayments of $290 million on the $400 million U.S. DIP term loan with available cash provided by operating activities. In addition, during the nine months ended September 30, 2009 the Company repaid approximately $15 million of the U.S. DIP term loan with proceeds from property sales and $5 million of the Canadian revolver under the DIP Credit Agreement.

During September 2009, the Company completed the sale of its Canadian timberlands. At September 30, 2009, the net proceeds of approximately $28 million were held in escrow and recorded in prepaid expenses and other current assets in the consolidated balance sheet. On October 22, 2009, approximately $27 million was received and $1 million remained in escrow pending the completion of the title registration process on certain parcels. Cash received from the sale was used to repay a portion of the Canadian DIP term loan.

On October 28, 2009, the Company made a $50 million voluntary prepayment on the $400 million U.S. DIP term loan with available cash provided by operating activities leaving an outstanding principal balance of $51 million under the DIP term loans, which the Company currently expects to prepay in full during the fourth quarter of 2009. No borrowings are outstanding under the DIP revolving loans.

U.S. and Canadian borrowings are each subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, and an amount attributable to real property and equipment, less certain reserves. As of September 30, 2009, the applicable borrowing base was $709 million and the amount available for borrowings under the DIP Credit Agreement was $283 million. The applicable borrowing base as of September 30, 2009 as compared to June 30, 2009 increased approximately $112 million due principally to a $107 million increase in the real property and equipment component of the borrowing base resulting from appraisals received on real property and equipment in August 2009.

The Company has the option to borrow under the DIP Credit Agreement at a rate of: (i) Alternate Base Rate (“ABR”) Loans bear interest at a rate per annum equal to the applicable margin (“Applicable Margin”) plus the ABR; (ii) Eurodollar loans bear interest at a rate per annum equal to the Applicable Margin plus the Adjusted LIBO Rate; (iii) Canadian prime rate loans bear interest at a rate per annum equal to the Applicable Margin plus the Canadian prime rate; and (iv) discount rate loans bear interest at a rate per annum equal to the Applicable Margin plus the discount rate. The DIP Credit Agreement provides that the Applicable Margin adjusts upon extensions of the maturity date. As of September 30, 2009, the weighted average interest rate on outstanding borrowings under the DIP Credit Agreement was 10%.

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

The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, will be due and payable in full at maturity, which is January 28, 2010 (subject to an earlier maturity date under certain circumstances); provided, that the maturity date may be extended by the Company through April 28, 2010, and subsequently through July 28, 2010 upon the satisfaction of certain conditions precedent (including the payment of specified fees) by the Company.

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

During the nine months ended September 30, 2009, letters of credit in the amount of $71 million were drawn on to fund obligations principally related to non-qualified pension plans, commodity derivative instruments and a guarantee for a previously non-consolidated affiliate, which increased borrowings under the Company’s Credit Agreement.

14. Employee Benefit Plans

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

The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended September 30,				Nine months ended September 30,
	Defined		Postretirement		Defined		Postretirement
	Benefit Plans		Plans		Benefit Plans		Plans
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$8	$11	$1	$	$19	$34	$2	$2
Interest cost	52	51	2	3	153	153	7	8
Expected return on plan assets	(51)	(62)			(150)	(186)
Amortization of prior service cost (benefit)	1		(1)	(1)	2	2	(2)	(3)
Amortization of net (gain) loss	22	11	(1)	(1)	64	32	(3)	(2)
Special termination benefits charge					9
Settlements	3				3
Multi-employer plans	1	1			3	3
Net periodic benefit cost	$36	$12	$1	$1	$103	$38	$4	$5

The 2009 special termination benefits charge is due to funding obligations related to certain non-qualified pension plans and is included in reorganization items in the consolidated statements of operations (See Note 4).

The 2009 settlement charges are related to closed facilities and are included as part of the restructuring charges (See Note 9).

15. Derivative Instruments and Hedging Activities

On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments. Termination fair values were calculated based on the potential settlement value. During the nine months ended September 30, 2009, a letter of credit in the amount of $18 million was drawn on related to the settlement of certain commodity derivative instruments (See Note 13). Excluding these settled liabilities, the Company’s termination value related to its remaining derivative liabilities was approximately $60 million, recorded in other current liabilities in the consolidated balance sheet at September 30, 2009. These derivative liabilities were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition. These derivative liabilities were adjusted through other comprehensive income (loss) (“OCI”) for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting. The remaining amount in OCI will be recorded through earnings during the period the underlying transaction is recognized or when the underlying transaction is no longer expected to occur.

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

For the three and nine months ended September 30, 2009, the Company reclassified a $5 million loss (net of tax) and a $24 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized. For the three and nine months ended September 30, 2008, the Company reclassified an immaterial amount and a $1 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.

For the nine months ended September 30, 2009, the Company recorded a $3 million gain (net of tax) in cost of goods sold related to the change in fair value, prior to the Petition Date, of certain commodity derivative instruments not qualifying for hedge accounting. For the three and nine months ended September 30, 2008, the Company recorded an $11 million loss (net of tax) and a $10 million loss (net of tax), respectively, in cost of goods sold related to the change in fair value of certain commodity derivative instruments not qualifying for hedge accounting.

For the nine months ended September 30, 2009, the Company recorded a $3 million loss (net of tax) in cost of goods sold on commodity derivative instruments, settled prior to the Petition Date, not qualifying for hedge accounting. For the three and nine months ended September 30, 2008, the Company recorded a $1 million loss (net of tax) in cost of goods sold on settled commodity derivative instruments not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company’s principal foreign exchange exposure is the Canadian dollar. The Company used foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.

During the second quarter of 2009, the Company reclassified the remaining foreign currency derivative instruments from OCI to cost of goods sold since the underlying transactions were no longer expected to occur, resulting in an additional loss of $2 million (net of tax).  For the nine months ended September 30, 2009, the Company reclassified a $4 million loss (net of tax) from OCI to cost of goods sold. For the three and nine months ended September 30, 2008, the Company reclassified an immaterial amount and a $3 million gain (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.

Interest Rate Swap Contracts

The Company used interest rate swap contracts to manage interest rate exposure on $300 million of the current Tranche B and Tranche C floating rate bank term debt. The accounting for the cash flow impact of the swap contracts is recorded as an adjustment to interest expense each period.

For the three and nine months ended September 30, 2009, the Company reclassified a $1 million loss (net of tax) and a $3 million loss (net of tax), respectively, from OCI to interest expense when the hedged items were recognized. For the three and nine months ended September 30, 2008, the Company reclassified a $1 million loss (net of tax) from OCI to interest expense when the hedged items were recognized.

Deferred Hedge Gain (Loss)

The cumulative deferred hedge loss in OCI on all derivative instruments was $5 million (net of tax) at September 30, 2009, including a $3 million loss (net of tax) on commodity derivative instruments and a $2 million loss (net of tax) on interest rate swap contracts. The Company expects to reclassify the remaining $5 million loss (net of tax) into cost of goods sold and interest expense within the next six months.

16. Income Taxes

During the nine months ended September 30, 2009, the Company recorded a provision for income taxes of $3 million related to Canadian withholding taxes and interest on unrecognized tax benefits previously recorded. Because it is more likely than not that substantially all of the deferred tax assets that are generated in 2009 may not be realized, the Company has recorded a full valuation allowance, and has not recorded any additional tax benefit for the three and nine months ended September 30, 2009.

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

The remaining matters are expected to be resolved at the examination level or subsequently upon appeal within the next twelve months. While the final outcome of the remaining CRA examination matters, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, the Company believes that the examination or subsequent appeals will not have a material adverse effect on its consolidated financial condition or results of operations.

17. Comprehensive Income

Comprehensive income is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$68	$65	$12	$15
Other comprehensive income, net of tax:
Net changes in fair value of hedging instruments		(25)	(1)	(17)
Net hedging (gain) loss reclassified into earnings	6	1	33	(1)
Net deferred employee benefit plan expense reclassified into earnings	11	5	35	17
Foreign currency translation adjustment		(2)	1	(1)
Comprehensive income	$85	$44	$80	$13

18. Fair Value Measurements

Certain financial assets and liabilities are recorded at fair value on a recurring basis, including derivative instruments prior to termination (See Note 15), the Company’s retained interest in receivables sold to the accounts receivable programs (See Note 11) prior to the termination of these programs on January 28, 2009 and the Company’s residual interest in the Timber Note Holdings (“TNH”) investment.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820, “Fair Value Measurements and Disclosures”, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy for inputs is broken down into three levels based on their reliability as follows:

Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The Company has no assets or liabilities measured at fair value on a recurring basis utilizing Level 1 inputs.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. The Company has no assets or liabilities measured at fair value on a recurring basis utilizing Level 2 inputs.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The Company’s asset utilizing Level 3 inputs at September 30, 2009 is the residual interest in the TNH investment. The fair value of the residual interest in the TNH investment is estimated using discounted residual cash flows.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the level of input to the valuations.

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Residual interest in TNH investment	$	$	$35	$35

The following table presents the changes in Level 3 assets (liabilities) measured at fair value on a recurring basis for the three and nine months ended September 30, 2009:

	Retained	Residual
	Interest in	Interest in
	Receivables	TNH	Derivative
	Sold	Investment	Instruments	Total
Balance at January 1, 2009	$120	$34	$(87)	$67
Net payments, sales and settlements	(119)		30	(89)
Realized gains/(losses)	(1)	1
Unrealized gains/(losses)			(3)	(3)
Termination of derivative instruments			60	60
Balance at March 31, 2009		35		35
Realized gains/(losses)		1		1
Balance at June 30, 2009		36		36
Net payments, sales and settlements		(1)		(1)
Balance at September 30, 2009	$	$35	$	$35

Unrealized gains (losses) associated with derivative instruments represent the change in fair value included in other comprehensive income for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting prior to termination (See Note 15).

The net settlements associated with retained interest in receivables sold are due to the termination of the securitization programs (See Note 11). The net payments associated with derivative instruments relate to pre-bankruptcy filing contract settlements and the settlement of contracts at termination, which were supported by letters of credit (See Note 13).

Due to termination of all existing derivative instruments, these liabilities are no longer measured at fair value on a recurring basis (See Note 15).

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

The Company’s borrowings are recorded at historical amounts. The fair value of the Company’s debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of September 30, 2009, the carrying value and fair value of the Company’s secured borrowings were $1,484 million and $1,445 million, respectively. As of September 30, 2009, the carrying value and the fair value of the Company’s unsecured borrowings, included in liabilities subject to compromise, were $2,439 million and $1,804 million, respectively.

19. Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of these environmental requirements, environmental permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for remediation at certain owned and formerly owned facilities, as well as response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs at sites where it is a PRP, the Company’s estimated liability of $5 million reflects the Company’s expected share of costs after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. As of September 30, 2009, the Company had approximately $17 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheets. The Company believes the liability for these matters was adequately reserved at September 30, 2009.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some information included in this report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in this document, the words “anticipates,” “believes,” “expects,” “intends,” “estimates” and similar expressions as they relate to Smurfit-Stone Container Enterprises, Inc. or its management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties.  There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control.  These factors, risks and uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K), filed with the Securities and Exchange Commission.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) was released on July 1, 2009 and became the single source of authoritative U.S. generally accepted accounting principles (GAAP).  The change was established by ASC 105 “Generally Accepted Accounting Principles” (ASC 105).  Pursuant to provisions of ASC 105, we have updated our references to GAAP in our consolidated financial statements issued for the period ended September 30, 2009.  The adoption of ASC 105 does not impact our financial position, results of operations or cash flows.

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

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable, although any actions to enforce such payment obligations are stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition.  As previously disclosed in our 2008 Form 10-K, our consolidated balance sheet as of December 31, 2008 included a reclassification of $3,032 million to current maturities of long-term debt from long-term debt.  Due to the filing of the bankruptcy petitions, our unsecured long-term debt of $2,439 million is included in liabilities subject to compromise at September 30, 2009.

We, Smurfit-Stone and our U.S. and Canadian subsidiaries are currently operating as “debtors-in-possession” under the jurisdiction of the U.S. Court and Canadian Court (the Bankruptcy Courts) and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA.  In general, we and our subsidiaries are authorized to continue to operate as ongoing businesses, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

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

The DIP Credit Agreement, as amended, provides for borrowings up to an aggregate amount of $750 million, consisting of a $400 million U.S. term loan for borrowings by us; a $35 million Canadian term loan for borrowings by Smurfit-Stone Container Canada Inc. (SSC Canada); a $250 million U.S. revolving loan for borrowings by us and/or SSC Canada; and a $65 million Canadian revolving loan (the DIP Canadian Revolver) for borrowings by us and/or SSC Canada.

The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, will be due and payable in full at maturity, which is January 28, 2010 (subject to an earlier maturity date under certain circumstances); provided, that the maturity date may be extended through April 28, 2010, and subsequently through July 28, 2010, upon the satisfaction of certain conditions (including the payment of specified fees).

For additional information on the DIP Credit Agreement, as amended, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - DIP Credit Agreement.”

Reorganization Process

The Bankruptcy Courts approved payment of certain of our pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the filing of the Chapter 11 Petition and Canadian Petition and other business-related payments necessary to maintain the operation of the Company’s business.  We retained legal and financial professionals to advise us on the bankruptcy proceedings.  From time to time, we may seek the U.S. Court’s approval for the retention of additional professionals.

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

The United States Trustee denied a request by certain holders of Smurfit-Stone’s common stock and Preferred Stock to form an official equity committee to represent the interests of equity holders on matters before the U.S. Court, but such holders subsequently filed a motion for the appointment of an equity committee with the U.S. Court, which has scheduled a hearing on the matter for December 4, 2009.

Under the Bankruptcy Code, the Debtors generally must assume or reject pre-petition executory contracts, including but not limited to real property leases, subject to the approval of the Bankruptcy Courts and certain other conditions.  In this context, “assumption” means that we agree to perform our obligations and cure all existing defaults under the contract or lease, and “rejection” means that we are relieved from our obligations to perform further under the contract or lease, but is subject to a pre-petition claim for damages for the breach thereof subject to certain limitations.  Any damages resulting from rejection of executory contracts that are permitted to be recovered under the Bankruptcy Code will be treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

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

We had the exclusive right for 120 days after the filing of the Chapter 11 Petition to file a plan of reorganization.  On May 18, 2009, the U.S. Court approved a motion to extend the exclusivity period through September 23, 2009. On September 9, 2009, the U.S.Court granted approval to extend for 120 additional days the exclusivity period to January 21, 2010, and granted us and our subsidiaries approval to solicit acceptance of a plan of reorganization until March 23, 2010.  If our exclusivity period lapsed, any party in interest would be able to file a plan of reorganization.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and the CCAA and must be approved, or confirmed, by the Bankruptcy Courts in order to become effective.

We presently intend to file a plan of reorganization prior to January 21, 2010, although the timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the bankruptcy proceedings.  There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Courts or that any such plan will be implemented successfully.

Under the priority scheme established by the Bankruptcy Code and the CCAA, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before Smurfit-Stone’s stockholders are entitled to receive any distribution or retain any property under a plan of reorganization.  The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization.  No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive.  A plan of reorganization could result in holders of our liabilities and/or securities receiving no distribution on account of their interests and cancellation of their holdings.  Because of such possibilities, the value of our liabilities and securities is highly speculative.  Appropriate caution should be exercised with respect to existing and future investments in any of our liabilities and/or securities.  At this time there is no assurance we will be able to restructure as a going concern or successfully implement a plan of reorganization.

For periods subsequent to the bankruptcy filings, we have applied the FASB Accounting Standards Codification (ASC), Reorganization (ASC-852), in preparing the consolidated financial statements.  ASC-852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in reorganization items in the consolidated statements of operations.  In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the consolidated balance sheet in liabilities subject to compromise.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Courts, even if they may be settled for lesser amounts.

Liabilities Subject to Compromise

Liabilities subject to compromise represent unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 or CCAA liabilities are stayed.  Pre-petition liabilities that are subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Courts, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events.  Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise.

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

On June 22, 2009, the Bankruptcy Courts entered an order establishing August 28, 2009, as the bar date for potential creditors to file claims. The bar date is the date by which certain claims against us must be filed if the claimants wish to receive any distribution in the bankruptcy cases.  Proof of claim forms received after this time are not eligible for consideration of recovery as part of our bankruptcy cases. Creditors were notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Courts. Differences between liability amounts estimated by us and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Courts will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Courts approve a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time. See Note 5 of the Notes to Consolidated Financial Statements.

Going Concern Matters

The consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, although our bankruptcy filings raise substantial doubt about our ability to continue as a going concern.  The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.  Our ability to continue as a going concern is dependent on market conditions and our ability to improve profitability, obtain alternative financing to replace the prepetition Credit Agreement and restructure our obligations in a manner that allows us to obtain confirmation of a plan of reorganization by the Bankruptcy Courts.

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

RESULTS OF OPERATIONS

Overview

We had net income of $68 million for the third quarter of 2009 compared to net income of $65 million for the third quarter of 2008.  The third quarter of 2009 results benefited from the alternative fuel tax credit income of $179 million, but were negatively impacted by reorganization items of $16 million and lower segment operating profits of $40 million.  The third quarter of 2008 results benefited $84 million from the resolution of certain Canadian income tax examination matters.  While sales volumes and average selling prices for containerboard and corrugated containers were lower for the third quarter of 2009, results benefited from lower costs compared to 2008.

For the nine months ended September 30, 2009, we had net income of $12 million compared to net income of $15 million for the same period last year.  The 2009 results benefited from the alternative fuel tax credit income of $455 million, but were negatively impacted by debtor-in-possession debt issuance costs of $63 million, reorganization items of $109 million, lower segment operating profits of $80 million, higher interest expense of $30 million and loss on early extinguishment of debt of $20 million.  The 2008 results benefited from the resolution of certain Canadian income tax examination matters and higher non-cash foreign currency exchange gains, but were negatively impacted by a charge of $22 million to fully reserve for all amounts due from Calpine Corrugated, LLC and litigation charges of $8 million.  The segment operating results for the nine months ended September 30, 2009 were negatively impacted by lower sales volume for containerboard and corrugated containers and lower average selling prices for containerboard and corrugated containers. The 2009 nine month results benefited from lower energy and reclaimed fiber costs compared to the comparable period in 2008.

For the fourth quarter of 2009, we anticipate our financial performance will continue to be negatively impacted by weak economic conditions.  Our operating results for our containerboard, corrugated containers and reclamation operations are expected to be lower compared to the third quarter of 2009.  We expect lower sales prices for corrugated containers, lower seasonal volumes for corrugated containers and containerboard and higher cost for energy.  We expect to continue to receive the alternative fuel tax credits in the fourth quarter of 2009.  We will continue to incur significant costs associated with our bankruptcy proceedings.

Reorganization Items and Other Bankruptcy Related Costs

Reorganization Items

Our reorganization items directly related to the process of reorganizing the Company under Chapter 11 and the CCAA for the three and nine months ended September 30, 2009 consist of the following:

	Three months ended September 30, 2009	Nine months ended September 30, 2009

Provision for rejected/settled executory contracts and leases	$9	$73
Professional fees	12	44
Accounts payable settlement gains	(5)	(8)
Total reorganization items	$16	$109

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

Provision for rejected/settled executory contracts and leases for the nine months ended September 30, 2009, includes a $9 million special termination benefits charge due to funding obligations related to certain non-qualified pension plans.

Professional fees directly related to the reorganization include fees associated with advisors to us, the Creditors’ Committee and certain secured creditors.

Reorganization items exclude employee severance and other restructuring charges recorded during the three and nine months ended September 30, 2009.

Other Bankruptcy Related Costs

Debtor-in-possession debt issuance costs of $63 million were incurred and paid principally during the first quarter of 2009 in connection with entering into the DIP Credit Agreement.

Alternative Fuel Tax Credit

The U.S. Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business.  The credit is scheduled to expire on December 31, 2009.  On May 6, 2009, we were notified that our registration as an alternative fuel mixer was approved by the Internal Revenue Service. We submitted refund claims of approximately $473 million for the periods January 1, 2009 through September 30, 2009 related to production at ten of our U.S. mills, of which $415 million of this refund request was received during the nine months ended September 30, 2009.  During the three and nine months ended September 30, 2009, we recorded other operating income of $179 million and $455 million, respectively, net of fees and expenses, in our consolidated statements of operations related to this matter.

Restructuring Activities

During the third quarter of 2009, we closed four converting facilities.  We recorded restructuring charges of $14 million, which were net of a $2 million gain on the sale of previously closed facilities.  Restructuring charges included non-cash charges of $4 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service.  The remaining charges of $12 million were primarily for severance and benefits.  As a result of the closures in the third quarter of 2009 and other ongoing initiatives, we reduced our headcount by approximately 300 employees.

For the nine months ended September 30, 2009, we closed 11 converting facilities.  As a result of the closures in the first nine months of 2009 and other ongoing initiatives, we reduced our headcount by approximately 1,800 employees.  We recorded restructuring charges of $38 million, which were net of a $2 million gain on the sale of previously closed facilities.  Restructuring charges included non-cash charges of $8 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service.  The remaining charges of $32 million were primarily for severance and benefits.  The net sales of the announced and closed converting facilities as of September 30, 2009 prior to closure and for the year ended December 31, 2008 were $62 million and $217 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of up to $4 million are expected to be recorded in the fourth quarter of 2009 for severance and benefits related to the closure of these and previously closed facilities.

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce cost.  Such initiatives may include selling assets, idling facilities, consolidating operations and functions, relocating or reducing production and voluntary and involuntary employee separation programs.  In addition, such actions will subject us to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, severance costs and other closing costs.

Third Quarter 2009 Compared to Third Quarter 2008

	Three months ended September 30,
	2009		2008
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$1,417	$60	$1,879	$100

Restructuring charges		(14)		(14)
Gain (loss) on sale of assets		(2)		1
Other operating income		179
Interest expense, net		(72)		(63)
Non-cash foreign currency exchange gains (losses)		(11)		8
Reorganization items		(16)
Corporate expenses and other (Note 1)		(58)		(65)
Income (loss) before income taxes		$66		$(33)

Note 1: Amounts include corporate expenses and other expenses not allocated to operations.

Net sales decreased 24.6% in the third quarter of 2009 compared to last year.  Net sales were negatively impacted by $266 million in 2009 as a result of lower third-party sales volume of containerboard, corrugated containers and reclaimed material. Third-party shipments of containerboard were lower due primarily to weaker demand in the markets in which we operate. North American shipments of corrugated containers in 2009 were negatively impacted by weaker market conditions and container plant closures.  Net sales were also negatively impacted by lower average selling prices ($196 million) for containerboard, corrugated containers and reclaimed material. The average price for old corrugated containers (OCC) decreased approximately $30 per ton compared to last year.

Our containerboard mills operated at 87.2% of capacity in the third quarter of 2009, compared to 99.5% in the third quarter of 2008. Containerboard production was 13.5% lower compared to last year due primarily to the market related downtime taken by our mills as a result of lower demand.  Production of market pulp decreased by 48.0% compared to last year due primarily to the closure of the Pontiac pulp mill in October 2008.  Production of kraft paper was consistent with last year.  Total tons of fiber reclaimed and brokered decreased 21.5% compared to last year due to the lower containerboard production and weaker demand.

Cost of goods sold as a percent of net sales in the third quarter of 2009 was 90.6%, compared to 90.3% last year.  Cost of goods sold decreased from $1,696 million for the third quarter of 2008 to $1,284 million for the third quarter of 2009 due primarily to lower sales volumes of containerboard and corrugated containers in the third quarter of 2009 and lower costs of reclaimed material ($58 million) and energy ($43 million).

Selling and administrative expense decreased $11 million in the third quarter of 2009 compared to the third quarter of 2008 due primarily to cost reductions from ongoing and prior-year initiatives.

During the third quarter of 2009, we recorded other operating income of $179 million, net of expected fees, related to the alternative fuel tax credit.

Interest expense, net was $72 million in the third quarter of 2009.  The $9 million increase compared to the third quarter of 2008 was due primarily to higher average borrowings.  Our overall average effective interest rate in the third quarter of 2009 was comparable to 2008.  Since the Petition Date, we discontinued interest payments on our unsecured notes and certain other unsecured debt.  Interest expense ($49 million in the three months ended September 30, 2009) continues to be accrued on the unsecured debt until a determination is made that it will not be an allowed claim in the bankruptcy proceedings.

In the third quarter of 2009, we recorded non-cash foreign currency exchange losses of $11 million compared to gains of $8 million for the same period in 2008.

Nine Months 2009 Compared to Nine Months 2008

	Nine months ended September 30,
	2009		2008
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$4,195	$202	$5,509	$282

Restructuring charges		(38)		(27)
Gain (loss) on sale of assets		(3)		5
Other operating income		455
Interest expense, net		(217)		(187)
Debtor-in-possession debt issuance costs		(63)
Loss on early extinguishment of debt		(20)
Non-cash foreign currency exchange gains (losses)		(10)		19
Reorganization items		(109)
Corporate expenses and other (Note 1)		(182)		(213)
Income (loss) before income taxes		$15		$(121)

Note 1: Amounts include corporate expenses and other expenses not allocated to operations, including Calpine Corrugated charges and litigation charges for 2008.

Net sales decreased 23.9% in the first nine months of 2009 compared to last year.  Net sales were negatively impacted by $856 million in the first nine months of 2009 as a result of lower third-party sales volume of containerboard, corrugated containers and reclaimed material. Third-party shipments of containerboard were lower due primarily to weaker demand in the markets in which we operate. North American shipments of corrugated containers in the first nine months of 2009 were negatively impacted by weaker market conditions and container plant closures.  Net sales were also negatively impacted by lower average selling prices ($458 million) for containerboard, corrugated containers and reclaimed material. The average price for old corrugated containers (OCC) decreased approximately $60 per ton compared to last year.

Our containerboard mills operated at 84.9% of capacity in the first nine months of 2009, compared to 99.5% in the first nine months of 2008. Containerboard production was 16.1% lower compared to last year due primarily to the market related downtime taken by our mills as a result of lower demand.  Production of market pulp decreased by 46.2% compared to last year due primarily to the closure of the Pontiac pulp mill in October 2008.  Production of kraft paper decreased 33.1% compared to last year due primarily to lower demand, which resulted in market related downtime in the first nine months of 2009.  Total tons of fiber reclaimed and brokered decreased 24.3% compared to last year due to the lower containerboard production and weaker demand.

Cost of goods sold as a percent of net sales in the first nine months of 2009 was 89.6%, the same as the first nine months of 2008.  Cost of goods sold decreased from $4,938 million in 2008 to $3,757 million in 2009 due primarily to lower sales volumes for containerboard and corrugated containers in the first nine months of 2009 and lower costs of reclaimed material ($267 million) and energy ($43 million), which were partially offset by higher costs of wood fiber ($14 million), and chemicals ($14 million).

Selling and administrative expense decreased $68 million in the first nine months of 2009 compared to the first nine months of 2008 due primarily to cost reductions from ongoing and prior-year initiatives and the impacts of the Calpine Corrugated charges and litigation charges recorded in 2008 totaling $30 million.

During the nine months ended September 30, 2009, we recorded other operating income of $455 million, net of expected fees, related to the alternative fuel tax credit.

Interest expense, net was $217 million for the first nine months of 2009.  The $30 million increase compared to the first nine months of 2008 was impacted by higher average borrowings ($32 million), which were partially offset by lower average interest rates ($2 million).  Our overall average effective interest rate in the first nine months of 2009 was lower than 2008 by 0.05%.  Since the Petition Date, we discontinued interest payments on our unsecured notes and certain other unsecured debt.  Interest expense ($147 million in the nine months ended September 30, 2009) continues to be accrued on the unsecured debt until a determination is made that it will not be an allowed claim in the bankruptcy proceedings.

In the first nine months of 2009, we recorded a loss on early extinguishment of debt of $20 million for the non-cash write-off of deferred debt issuance cost related to the Stevenson, Alabama mill industrial revenue bonds, which were repaid.

In the first nine months of 2009, we recorded non-cash foreign currency exchange losses of $10 million compared to gains of $19 million for the same period in 2008.

During the nine months ended September 30, 2009, we recorded a provision for income taxes of $3 million related to Canadian withholding taxes and interest on unrecognized tax benefits previously recorded.

Statistical Data

	Three months ended September 30,		Nine months ended September 30,
(In thousands of tons, except as noted)	2009	2008	2009	2008
Mill production
Containerboard (1)	1,551	1,794	4,483	5,345
Kraft paper	34	34	81	121
Market pulp	78	150	220	409
SBL	29	30	94	92
North American corrugated containers sold (billion sq. ft.)	16.7	18.4	50.0	54.1
Fiber reclaimed and brokered	1,317	1,678	3,838	5,071

(1) For the three months ended September 30, 2009 and 2008, our corrugated container plants consumed 1,107,000 tons and 1,224,000 tons of containerboard, respectively.  For the nine months ended September 30, 2009 and 2008, our corrugated container plants consumed 3,354,000 tons and 3,586,000 tons of containerboard, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity improved significantly during the first nine months of 2009.  In September 2009, we made voluntary prepayments of $290 million on the $400 million U.S. DIP term loan with available cash provided by operating activities.  At September 30, 2009, we had unrestricted cash and cash equivalents of $561 million and the amount available for borrowings under the DIP Credit Agreement was $283 million.  Our cash flows from operations and working capital were favorably impacted by the receipt of $415 million for the alternative fuel tax credit and the stay of payment of liabilities subject to compromise resulting from the bankruptcy filings.  The improvement in liquidity was positively impacted by the additional availability resulting from the DIP Credit Agreement entered into on January 28, 2009.

The following table summarizes our cash flows for the nine months ended September 30:

(In millions)	2009	2008
Net cash provided by (used for):
Operating activities	$793	$134
Investing activities	(111)	(296)
Financing activities	(247)	162
Net increase in cash	$435	$—

Net Cash Provided By (Used For) Operating Activities

The net cash provided by (used for) operating activities for the nine months ended September 30, 2009 improved compared to the same period in 2008 due primarily to the alternative fuel tax credit receipts of $415 million and the impact of the bankruptcy filing.  Certain pre-petition liabilities, including accounts payable and interest payable, were favorably impacted by the stay of payment of liabilities subject to compromise resulting from the bankruptcy filings.  Since the Petition Date, we discontinued interest payments on our unsecured senior notes and certain other unsecured debt. Interest expense ($147 million in the nine months ended September 30, 2009) will continue to be accrued on the unsecured debt until a determination is made that it will not be an allowed claim in the bankruptcy proceedings.

Net Cash Provided By (Used For) Investing Activities

Net cash used for investing activities was $111 million for the nine months ended September 30, 2009.  Expenditures for property, plant and equipment were $112 million for the first nine months of 2009, compared to $304 million for the same period last year.  The amount expended for property, plant and equipment in the first nine months of 2009 was principally for projects related to upgrades, cost reductions and ongoing initiatives.  Advances to affiliates, net in 2009 of $15 million are principally related to funding an obligation pertaining to a guarantee for a previously non-consolidated affiliate.  See Note 12 of the Notes to Consolidated Financial Statements.  For the nine months ended September 30, 2009, we received proceeds of $16 million from the sale of properties primarily related to previously closed facilities.

Net Cash Provided By (Used For) Financing Activities

Net cash used for financing activities for the nine months ended September 30, 2009 of $247 million included proceeds from the DIP Credit Agreement of $440 million which were used to terminate our receivables securitization programs and repay all indebtedness outstanding under the programs of $385 million.  In September 2009, we made voluntary prepayments of $290 million on the $400 million U.S. DIP term loan with available cash provided by operating activities.  In addition, during the nine months ended September 30, 2009, we repaid approximately $15 million of the U.S. DIP term loan with proceeds from property sales and $5 million of the Canadian revolver under the DIP Credit Agreement.  Debt issuance cost of $63 million was incurred and paid with the DIP proceeds and available cash.  During the nine months ended September 30, 2009, letters of credit in the amount of $71 million were drawn on to fund obligations principally related to non-qualified pension plans, commodity derivative instruments and a guarantee for a previously non-consolidated affiliate, which increased borrowings under our Credit Agreement.  We paid dividends to Smurfit-Stone in the aggregate amount of approximately $6 million in the first nine months of 2008 to fund the dividend obligations of Smurfit-Stone to the holders of its 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock.  We are restricted from paying future dividends under the DIP Credit Agreement.

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

The DIP Credit Agreement, as amended, provides for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. DIP term loan for borrowings by us; a $35 million DIP Canadian term loan for borrowings by SSC Canada; a $250 million U.S. revolving loan for borrowings by us and/or SSC Canada; and a $65 million Canadian revolving loan for borrowings by us and/or SSC Canada.

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

In accordance with the terms of the DIP Credit Agreement, on January 28, 2009, we used U.S. DIP term loan proceeds of $360 million, net of lenders fees of $40 million, and Canadian DIP term loan proceeds of $30 million, net of lenders fees of $5 million, to terminate the receivables securitization programs and repay all indebtedness outstanding under the programs of $385 million and to pay other expenses of $1 million.  In addition, other fees and expenses of $17 million related to the DIP Credit Agreement were paid for with proceeds of $5 million from the DIP Canadian Revolver and available cash.

In September 2009, we made voluntary prepayments of $290 million on the $400 million U.S. DIP term loan with available cash provided by operating activities.  In addition, during the nine months ended September 30, 2009, we repaid approximately $15 million of the U.S. DIP term loan with proceeds from property sales and $5 million of the Canadian revolver under the DIP Credit Agreement.

During September 2009, SSC Canada completed the sale of its Canadian timberlands.  At September 30, 2009, the net proceeds of approximately $28 million were held in escrow and recorded in prepaid expenses and other current assets in the consolidated balance sheet.  On October 22, 2009, approximately $27 million was received by us and $1 million remained in escrow pending the completion of the title registration process on certain parcels.  Cash received from the sale was used to repay a portion of the Canadian DIP term loan.

On October 28, 2009, we made a $50 million voluntary prepayment on the $400 million U.S. DIP term loan with available cash provided by operating activities, leaving an outstanding principal balance of $51 million under the DIP term loans, which we currently expect to prepay in full during the fourth quarter of 2009.  No borrowings are outstanding under the DIP revolving loans.

U.S. and Canadian borrowings are each subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, and an amount attributable to real property and equipment, less certain reserves.  As of September 30, 2009, the applicable borrowing base was $709 million and the amount available for borrowings under the DIP Credit Agreement was $283 million. The applicable borrowing base as of September 30, 2009 as compared to June 30, 2009 increased approximately $112 million due principally to a $107 million increase in the real property and equipment component of the borrowing base resulting from appraisals received on real property and equipment in August 2009.

We have the option to borrow under the DIP Credit Agreement at a rate of: (i) Alternate Base Rate (ABR) Loans bear interest at a rate per annum equal to the applicable margin (Applicable Margin) plus the ABR; (ii) Eurodollar loans bear interest at a rate per annum equal to the Applicable Margin plus the Adjusted LIBO Rate; (iii) Canadian prime rate loans bear interest at a rate per annum equal to the Applicable Margin plus the Canadian prime rate; and (iv) discount rate loans bear interest at a rate per annum equal to the Applicable Margin plus the discount rate.  The DIP Credit Agreement provides that the Applicable Margin adjusts upon extensions of the maturity date.  As of September 30, 2009, the weighted average interest rate on outstanding borrowings under the DIP Credit Agreement was 10%.

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

Bank Credit Facilities

Smurfit-Stone, as guarantor, and we and our subsidiary, SSC Canada, as borrowers, entered into a credit agreement, as amended (the Credit Agreement) on November 1, 2004.  Our obligations under the Credit Agreement are unconditionally guaranteed by Smurfit-Stone and our material U.S. subsidiaries.  The obligations of SSC Canada under the Credit Agreement are unconditionally guaranteed by us, Smurfit-Stone, our material U.S. subsidiaries and the material Canadian subsidiaries of SSC Canada.  Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets and properties, and those of our material U.S. subsidiaries, by a pledge of all of our capital stock and that of our material U.S. subsidiaries.  The security interests securing our obligation under the Credit Agreement exclude cash, cash equivalents, certain trade receivables, three paper mills and the land and buildings of certain corrugated container facilities.  The obligations of SSC Canada under the Credit Agreement are secured by a security interest in substantially all of the assets and properties of SSC Canada and the material Canadian subsidiaries of SSC Canada, by a pledge of all of the capital stock of the material Canadian subsidiaries of SSC Canada and by the same U.S. assets, properties and capital stock that secures our obligations under the Credit Agreement.  The security interests securing SSC Canada’s obligation under the Credit Agreement exclude three mills and property related thereto and certain other real property located in New Brunswick and Quebec.

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

On January 15, 2009 our credit ratings were lowered, increasing the Applicable Rate by 0.25%.  We have the option to borrow at a rate equal to LIBOR plus 2.25% or alternate base rate (ABR) plus 1.25% for the term loan facilities and LIBOR plus 2.50% or ABR plus 1.50% for the revolving credit facilities (the Applicable Rate).

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

Future Cash Flows

We submitted refund claims for the alternative fuel tax credit of approximately $473 million for the period January 1, 2009 through September 30, 2009, of which $415 million was received as of September 30, 2009.  We expect to submit monthly refund claims of approximately $58 million for the remainder of 2009.  The monthly claims are expected to be received in the month following the submission.

Under the DIP Credit Agreement, capital expenditures for the 11-month period ending December 31, 2009 are not allowed to exceed $205 million.  In the first nine months of 2009, capital spending of $112 million included $91 million for the eight month period ended September 30, 2009.

We recorded restructuring charges of $38 million during the first nine months of 2009, including $32 million for exit liabilities, which were principally for severance and benefits.  During the nine months ended September 30, 2009, we incurred cash expenditures of $23 million for these exit liabilities.  The remaining exit liabilities are expected to be paid principally in the fourth quarter of 2009.

At December 31, 2008, we had $33 million of exit liabilities related principally to restructuring activities.  During the nine months ended September 30, 2009, we incurred cash expenditures of $11 million for these exit liabilities.  In addition, exit liabilities have decreased by $5 million due to rejecting leases related to previously closed facilities as permitted under the Bankruptcy Code.  The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

In the first quarter of 2009, letters of credit were drawn on in the amount of $27 million related to funding certain of our nonqualified pension plan obligations. Excluding the impact of these letters of credit, we contributed approximately $7 million to our defined benefit plans in the first nine months of 2009.

Pension Plan Contributions

At December 31, 2008, the qualified defined benefit retirement plans maintained by the Company were under funded by approximately $900 million.  We estimate that this level of under funding increased by approximately $140 million during the nine months ended September 30, 2009, due primarily to decreases in the discount rate assumptions used to determine the amount of plan benefit obligations, which were less than fully offset by positive returns on plan assets.  Assuming that the plan of reorganization confirmed by the Bankruptcy Courts provides for the assumption of the qualified defined benefit retirement plans, we will likely be required to make significant cash contributions to these plans under applicable U.S. and Canadian laws over the next several years following emergence from bankruptcy in order to amortize the existing under funding and satisfy current service obligations under the plans. These contributions will significantly impact future cash flows that might otherwise be available for repayment of debt, capital expenditures, and other corporate purposes.  We currently estimate that these cash contributions under the United States and Canadian qualified plans will be approximately $75 million in 2010, and potentially up to approximately $105 million depending upon how unpaid Canadian contributions for 2009 are impacted by the plan of reorganization.  We currently estimate that these contributions will potentially be in the range of approximately $275 million to $325 million annually in 2011 through 2014, and will then decrease to approximately $220 million in 2015 and approximately $130 million in 2016, at which point almost all of the shortfall would be funded.  The actual required amounts and timing of such future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding.

INCOME TAXES

During the nine months ended September 30, 2009, we recorded a provision for income taxes of $3 million related to Canadian withholding taxes and interest on unrecognized tax benefits previously recorded.  Because it is more likely than not that substantially all of the deferred tax assets that are generated in 2009 may not be realized, we have recorded a full valuation allowance, and have not recorded any additional tax benefit for the three and nine months ended September 30, 2009.

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

The remaining matters are expected to be resolved at the examination level or subsequently upon appeal within the next twelve months.  While the final outcome of the remaining CRA examination matters, including an estimate of the range of the reasonably possible changes to unrecognized tax benefits, is not yet determinable, we believe that the examination or subsequent appeals will not have a material adverse effect on our consolidated financial condition or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

Under two separate accounts receivable securitization programs, we sold without recourse, on an ongoing basis, certain of our accounts receivable to non-consolidated financing entities.  Our retained interest in these non-consolidated entities was carried at fair value and included in retained interest in receivables sold in the accompanying December 31, 2008 consolidated balance sheet.  On January 28, 2009, in conjunction with the filing of the Chapter 11 Petition and the Canadian Petition, the accounts receivable securitization programs were terminated and all outstanding receivables previously sold to the non-consolidated financing entities were repurchased with proceeds from borrowings under the DIP Credit Agreement.  The repurchase of receivables of $385 million has been included in the cash flows from financing activities in the consolidated statement of cash flows.

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

On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.  Termination fair values were calculated based on the potential settlement value. During the first nine months of 2009, letters of credit of $18 million were drawn on related to the settlement of certain of our derivative instruments.  Excluding these settled liabilities, the termination value related to the remaining derivative liabilities was approximately $60 million, which were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition.  These derivative liabilities were adjusted through other comprehensive income (loss) (OCI) for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting.  The remaining amount in OCI will be recorded through earnings during the period the underlying transaction is recorded or when the underlying transaction is no longer expected to occur.  During the second quarter of 2009, we reclassified the remaining foreign currency derivative instruments from OCI to cost of goods sold since the underlying transactions were no longer expected to occur, resulting in a loss of $2 million (net of tax).

Commodity Price Risk

We used derivative instruments, including fixed price swaps, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel oil and diesel fuel.  The objective was to fix the price of a portion of our purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments historically offset the changes in the price of the hedged item.  The changes in energy cost discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include the impact of the natural gas derivative instruments.  See Note 15 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar.  Assets and liabilities outside the United States are primarily located in Canada. The functional currency for our Canadian operations is the U.S. dollar.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We used financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  The Canadian dollar as of September 30, 2009, compared to December 31, 2008, strengthened 12.44% against the U.S. dollar.  We recognized non-cash foreign currency exchange losses of $10 million for the nine month period ended September 30, 2009 compared to gains of $19 million for the same period in 2008.

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

ITEM 4.                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                         OTHER INFORMATION

(a)                                                          There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

SMURFIT-STONE CONTAINER ENTERPRISES, INC.
(Registrant)

Date: November 9, 2009	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)