Form 10-Q
period 2010-06-30
SMURFIT-STONE CONTAINER Corp
filed 2010-08-16
CIK 94610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2010

Commission File Number 1-03439

SMURFIT-STONE CONTAINER CORPORATION

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 13, 2010, the registrant had outstanding 91,014,189 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Predecessor
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2010	2009	2010	2009
Net sales	$1,563	$1,407	$3,024	$2,778
Costs and expenses
Cost of goods sold	1,407	1,256	2,763	2,473
Selling and administrative expenses	143	146	294	291
Restructuring expenses	19	11	15	24
(Gain) loss on disposal of assets		(1)		1
Other operating income		(276)	(11)	(276)
Operating income (loss)	(6)	271	(37)	265
Other income (expense)
Interest expense, net	(10)	(74)	(23)	(145)
Debtor-in-possession debt issuance costs				(63)
Loss on early extinguishment of debt				(20)
Foreign currency exchange gains (losses)	9	(2)	3	1
Other, net	2	6	4	4
Income (loss) before reorganization items and income taxes	(5)	201	(53)	42
Reorganization items income (expense), net	1,219	(39)	1,178	(93)
Income (loss) before income taxes	1,214	162	1,125	(51)
(Provision for) benefit from income taxes	199	(4)	199	(5)
Net income (loss)	1,413	158	1,324	(56)
Preferred stock dividends and accretion	(2)	(3)	(4)	(6)
Net income (loss) attributable to common stockholders	$1,411	$155	$1,320	$(62)

Basic earnings per common share
Net income (loss) attributable to common stockholders	$5.47	$0.60	$5.12	$(0.24)
Weighted average shares outstanding	258	257	258	257

Diluted earnings per common share
Net income (loss) attributable to common stockholders	$5.41	$0.60	$5.07	$(0.24)
Weighted average shares outstanding	261	257	261	257

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

	Successor June 30,	Predecessor December 31,
(In millions, except share data)	2010	2009
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$340	$704
Restricted cash	7	9
Receivables, less allowance of $24 in 2009	739	615
Receivable for alternative energy tax credits	11	59
Inventories
Work-in-process and finished goods	148	105
Materials and supplies	348	347
	496	452
Refundable income taxes	31	23
Prepaid expenses and other current assets	47	43
Total current assets	1,671	1,905
Net property, plant and equipment	4,405	3,081
Deferred income taxes		23
Goodwill	93
Intangible assets, net	77
Other assets	163	68
	$6,409	$5,077
Liabilities and Stockholders’ Equity (Deficit)

Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$18	$1,354
Accounts payable	515	387
Accrued compensation and payroll taxes	176	145
Interest payable	5	12
Other current liabilities	81	164
Total current liabilities	795	2,062
Long-term debt, less current maturities	1,176
Pension and postretirement benefits, net of current portion	1,639
Other long-term liabilities	140	117
Deferred income taxes	307
Total liabilities not subject to compromise	4,057	2,179

Liabilities subject to compromise		4,272
Total liabilities	4,057	6,451

Stockholders’ equity
Successor preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding in 2010
Successor common stock, par value $.001 per share; 150,000,000 shares authorized; 89,854,782 issued and outstanding in 2010
Predecessor preferred stock, aggregate liquidation preference of $126; 25,000,000 shares authorized; 4,599,300 issued and outstanding in 2009		104
Predecessor common stock, par value $.01 per share; 400,000,000 shares authorized; 257,482,839 issued and outstanding in 2009		3
Additional paid-in capital	2,352	4,081
Retained earnings (deficit)		(4,883)
Accumulated other comprehensive income (loss)		(679)
Total stockholders’ equity (deficit)	2,352	(1,374)
	$6,409	$5,077

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Predecessor
Six Months Ended June 30, (In millions)	2010	2009
Cash flows from operating activities
Net income (loss)	$1,324	$(56)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Loss on early extinguishment of debt		20
Depreciation, depletion and amortization	168	182
Debtor-in-possession debt issuance costs		63
Amortization of deferred debt issuance costs		3
Deferred income taxes	(201)	3
Pension and postretirement benefits	50	20
Loss on disposal of assets		1
Non-cash restructuring expense	7	4
Non-cash stock-based compensation	3	4
Non-cash foreign currency exchange gains	(3)	(1)
Gain due to plan effects	(580)
Gain due to fresh start accounting adjustments	(742)
Payments to settle pre-petition liabilities excluding debt	(202)
Non-cash reorganization items	101	61
Change in restricted cash for utility deposits	2	(13)
Change in operating assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(129)	(38)
Receivable for alternative energy tax credits	48	(89)
Inventories	1	19
Prepaid expenses and other current assets	1	(5)
Accounts payable and accrued liabilities	57	204
Interest payable	2	77
Other, net	8	33
Net cash provided by (used for) operating activities	(85)	492
Cash flows from investing activities
Expenditures for property, plant and equipment	(83)	(69)
Proceeds from property disposals	10	4
Advances to affiliates, net		(15)
Net cash used for investing activities	(73)	(80)
Cash flows from financing activities
Proceeds from exit credit facilities	1,200
Original issue discount	(12)
Proceeds from debtor-in-possession financing		440
Net borrowings (repayments) of long-term debt	(1,347)	60
Repurchase of receivables		(385)
Debtor-in-possession debt issuance costs		(63)
Debt issuance costs on exit credit facilities and other financing costs	(47)
Net cash provided by (used for) financing activities	(206)	52

Increase (decrease) in cash and cash equivalents	(364)	464
Cash and cash equivalents
Beginning of period	704	126
End of period	$340	$590

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except per share data)

1.              Bankruptcy Proceedings

Chapter 11 Bankruptcy Filings

On January 26, 2009 (the “Petition Date”), Smurfit-Stone Container Corporation (“SSCC” or the “Company”) and its U.S. and Canadian subsidiaries (collectively, the “Debtors”) filed a voluntary petition (the “Chapter 11 Petition”) for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court in Wilmington, Delaware (the “U.S. Court”).  On the same day, the Company’s Canadian subsidiaries also filed to reorganize (the “Canadian Petition”) under the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice in Canada (the “Canadian Court”).  The Company’s operations in Mexico and Asia and certain U.S. and Canadian legal entities (the “Non-Debtor Subsidiaries”) were not included in the filings and continued to operate outside of the Chapter 11 and CCAA processes.  As described below, on June 21, 2010, the U.S. Court entered an order (“Confirmation Order”) approving and confirming the Joint Plan of Reorganization for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors (“Plan of Reorganization”).  The Company emerged from its Chapter 11 and CCAA bankruptcy proceedings on June 30, 2010 (“Effective Date”).  As of the Effective Date and pursuant to the Plan of Reorganization, the Company merged with and into its wholly-owned subsidiary, Smurfit-Stone Container Enterprises, Inc. (“SSCE”).  SSCE changed its name to Smurfit-Stone Container Corporation and became the Reorganized Smurfit-Stone Container Corporation (“Reorganized Smurfit-Stone”).

The term “Predecessor” refers only to the Company and its subsidiaries prior to the Effective Date, and the term “Successor” refers only to the Reorganized Smurfit-Stone and its subsidiaries subsequent to the Effective Date.  Unless the context indicates otherwise, the terms “SSCC” and the “Company” are used interchangeably in this Quarterly Report on Form 10-Q to refer to both the Predecessor and Successor Company.

Until its emergence on the Effective Date, the Debtors were operating as debtors-in-possession under the jurisdiction of the U.S. Court and Canadian Court (the “Bankruptcy Courts”) and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA.  In general, as debtors-in-possession, the Debtors were authorized to continue to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

Debtor-In-Possession (“DIP”) Financing

In connection with filing the Chapter 11 Petition and the Canadian Petition on the Petition Date, the Company and certain of its affiliates filed a motion with the Bankruptcy Courts seeking approval to enter into a Post-Petition Credit Agreement (the “DIP Credit Agreement”). Based on interim approval, the Company and certain affiliates entered into the DIP Credit Agreement on January 28, 2009.  Final approval of the DIP Credit Agreement was granted by the U.S. Court on February 23, 2009 and by the Canadian Court on February 24, 2009.  Amendments to the DIP Credit Agreement were entered into on February 25 and 27, 2009.

The DIP Credit Agreement, as amended, provided for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. term loan (“U.S. DIP Term Loan”) for borrowings by SSCE; a $35 million Canadian term loan (“Canadian DIP Term Loan”) for borrowings by Smurfit-Stone Container Canada Inc. (“SSC Canada”); a $250 million U.S. revolving loan (“U.S. DIP Revolver”) for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian revolving loan (“Canadian DIP Revolver”) for borrowings by SSCE and/or SSC Canada.

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

Immediately after filing the Chapter 11 Petition and Canadian Petition, the Company notified all known current or potential creditors of the bankruptcy filings.  Subject to certain exceptions under the Bankruptcy Code and the CCAA, the Company’s bankruptcy filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 Petition and Canadian Petition.  Thus, for example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against its property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim were enjoined unless and until the Bankruptcy Courts lifted the automatic stay.

As required by the Bankruptcy Code, the United States Trustee for the District of Delaware (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives had a right to be heard on all matters that came before the U.S. Court with respect to the Debtors.  A monitor was appointed by the Canadian Court with respect to proceedings before the Canadian Court.

Under the Bankruptcy Code, the Debtors either assumed or rejected pre-petition executory contracts, including real property leases, subject to the approval of the Bankruptcy Courts and certain other conditions.  In this context, “assumption” meant that the Company agreed to perform its obligations and cure all existing defaults under the contract or lease, and “rejection” meant that it was relieved from its obligations to perform further under the contract or lease, but was subject to a pre-petition claim for damages for the breach thereof, subject to certain limitations.  Any damages resulting from rejection of executory contracts and unexpired leases, and from the determination of the U.S. Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts, that were permitted to be recovered under the Bankruptcy Code were treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

Plan of Reorganization and Exit Credit Facilities

In order for the Debtors to successfully emerge from bankruptcy, the Bankruptcy Courts had to first confirm a plan of reorganization that satisfied the requirements of the Bankruptcy Code and the CCAA.  A plan of reorganization was required to, among other things, resolve the Debtor’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to the Company’s exit from bankruptcy.

Plan of Reorganization

On December 1, 2009, the Debtors filed their Plan of Reorganization and Disclosure Statement (“Disclosure Statement”) with the U.S. Court.  On December 22, 2009, January 27, 2010, and February 4, 2010, the Debtors filed amendments to the Plan of Reorganization and the Disclosure Statement.  On March 19, 2010, the Debtors filed a supplement to the Plan of Reorganization, and on May 27, 2010, the Debtors filed the final Plan of Reorganization reflecting the resolution of certain objections by equity security holders and other non-material modifications.

On January 29, 2010, the U.S. Court approved the Debtors’ Disclosure Statement as containing adequate information for the holders of impaired claims and equity interests, who were entitled to vote to accept or reject the Plan of Reorganization.

The Plan of Reorganization was overwhelmingly approved by number and dollar amount of the required classes of creditors of each of the Debtors, with the exception of Stone Container Finance Company of Canada II.  Stone Container Finance Company of Canada II was removed from the Plan of Reorganization.  A meeting of creditors was held for the Canadian debtor subsidiaries on April 6, 2010, at which the necessary votes were received to confirm the Plan of Reorganization by all requisite classes of creditors other than Stone Container Finance Company of Canada II.

The Bankruptcy Code required the U.S. Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization.  The confirmation hearing on the Plan of Reorganization began in the U.S. Court on April 15, 2010, and concluded on May 4, 2010, and a hearing was conducted in the Canadian Court on May 3, 2010.  On May 13, 2010, the Canadian Court issued an order approving the Plan of Reorganization in the CCAA proceedings in Canada.

On May 24, 2010, the Debtors announced that they reached a resolution with certain holders of the Company’s preferred and common stock that had filed objections to the confirmation of the Plan of Reorganization.  On May 28, 2010, the U.S. Court approved notice procedures with respect to this resolution.  On June 21, 2010, the U.S. Court entered the Confirmation Order which approved and confirmed the Plan of Reorganization.  The Company emerged from its Chapter 11 and CCAA bankruptcy proceedings on June 30, 2010, the Effective Date.

As of the Effective Date, the Company substantially consummated the various transactions contemplated under the Plan of Reorganization and the Confirmation Order, including the following:

•                  the Company merged with and into SSCE, with SSCE being the survivor entity and renaming itself Smurfit-Stone Container Corporation, and becoming the Reorganized Smurfit-Stone.  Reorganized Smurfit-Stone is governed by a board of directors that includes Patrick J. Moore, the Company’s Chief Executive Officer, Steven J. Klinger, the Company’s President and Chief Operating Officer, and nine independent directors, including a non-executive chairman selected by the Creditors’ Committee in consultation with the Debtors;

•                  Reorganized Smurfit-Stone filed the Amended and Restated Certificate of Incorporation of the Company, which authorized Reorganized Smurfit-Stone to issue 160,000,000 shares, consisting of 150,000,000 shares of common stock, par value $.001 per share (“Common Stock”) and 10,000,000 shares of preferred stock, par value $.001 per share (Preferred Stock”).  Reorganized Smurfit-Stone issued or reserved for issuance 100,000,000 shares of Common Stock for distribution to creditors and interest holders pursuant to the Plan of Reorganization.  Under the

Plan of Reorganization, 89,854,782 shares were issued on June 30, 2010 and an additional 1,159,407 shares were subsequently issued through August 13, 2010.  None of the Preferred Stock was issued or outstanding as of the Effective Date;

•                  all of the existing secured debt of the Debtors was fully repaid with cash;

•                  substantially all of the general unsecured claims against SSCE, and the Company, including all of the outstanding unsecured senior notes, were exchanged for Common Stock;

•                  holders of unsecured claims against SSCE of less than or equal to $10,000 received payment of 100% of such claims in cash, and eligible cash-out participants who so indicated on their ballot received the percentage amount of their allowed claim they elected to receive in cash in lieu of Common Stock;

•                  holders of the Company’s 7% Series A Cumulative Exchangeable Redeemable Convertible preferred stock received a pro-rata distribution of 2,172,166 shares of Common Stock and holders of the Company’s common stock received a pro-rata distribution of 2,171,935 shares.  All shares of common stock and preferred stock of the Predecessor Company were cancelled;

•                  Reorganized Smurfit-Stone adopted the Equity Incentive Plan, pursuant to which, among other things, it reserved for issuance 8,695,652 shares of Common Stock representing eight percent of the fully diluted new Common Stock.  In accordance with the terms of the Equity Incentive Plan, 2,895,909 stock options and 914,498 Restricted Stock Units (“RSU’s”) were granted to executive officers and other key employees of Reorganized Smurfit-Stone on the Effective Date;

•                  the assets of the Canadian Debtors, other than Stone Container Finance Company of Canada II, were sold to a newly-formed Canadian subsidiary of Reorganized Smurfit-Stone free and clear of existing claims, liens and interests in exchange for (i) the repayment in cash of the secured debt obligations of the Canadian Debtors, (ii) cash to the Canadian Debtors’ unsecured creditors and (iii) the assumption of certain liabilities and obligations of the Canadian Debtors;

•                  Reorganized Smurfit-Stone and its newly-formed Canadian subsidiary assumed all of the existing obligations under the qualified defined benefit pension plans in the United States and Canada sponsored by the Debtors, as well as all of the collective bargaining agreements in the United States and Canada between the Debtors and their labor unions;

•                  Pursuant to the Plan of Reorganization and after the initial distribution, the Company reserved approximately 9.0 million shares of Common Stock for future distribution to holders of unsecured non-priority claims that were unliquidated or subject to dispute.  These shares will be distributed as these claims are liquidated or resolved, in accordance with the Plan of Reorganization and Confirmation Order.  To the extent that such unliquidated or disputed claims are settled for less than the number of shares reserved, additional distributions may also be made with respect to previously allowed claims under the terms and conditions of the Plan of Reorganization and Confirmation Order.

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

On February 16, 2010, the U.S. Court granted the motion and authorized the Company and certain of its affiliates to enter into the Term Loan Facility.  On the same date, the U.S. Court also granted the Company’s February 3, 2010 motion seeking approval to enter into a commitment letter and fee letters for an asset-based revolving credit facility (the “ABL Revolving Facility”) (together with the Term Loan

Facility, the “Exit Credit Facilities”).  Based on such approvals, on February 22, 2010, the Company and certain of its subsidiaries entered into the Term Loan Facility that provides for an aggregate term loan commitment of $1,200 million.  In addition, the Company entered into the ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche) on April 15, 2010.   The ABL Revolving Facility includes a $150 million sub-limit for letters of credit.

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

On June 30, 2010, the Term Loan Facility was funded and borrowings became available under the ABL Revolving Facility.  The proceeds of the borrowings under the Term Loan Facility of $1,200 million, together with available cash, were used to repay the Company’s outstanding secured indebtedness under its pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Plan of Reorganization.  See “Fresh Start Accounting” below for sources and uses of funds.  On June 30, 2010, the Company had no borrowings under the ABL Revolving Facility.  Borrowings under the ABL Revolving Facility are available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes.  As of June 30, 2010, the Company’s borrowing base under the ABL Revolving Facility was $586 million and the amount available for borrowings after considering outstanding letters of credit was $489 million.

The term loan (the “Term Loan”) is repayable in equal quarterly installments of $3 million beginning on September 30, 2010, with the balance payable at maturity on June 30, 2016.  Additionally, following the end of each fiscal year, varying percentages of the Company’s excess cash flow, as defined in the Term Loan Facility, based on certain agreed levels of secured leverage ratios, must be used to repay outstanding principal amounts under the Term Loan.  Subject to specified exceptions, the Term Loan Facility also requires the Company to use the net proceeds of asset sales and the net proceeds of the incurrence of indebtedness to repay outstanding borrowings under the Term Loan Facility.

The Term Loan bears interest at the Company’s option at a rate equal to: (A) 3.75% plus the alternate base rate  (the “Term Loan ABR”) defined as the greater of: (i) the U.S. prime rate, (ii) the overnight federal funds rate plus 0.50%, or (iii) the one month adjusted LIBOR rate plus 1.0%, provided that the Term Loan ABR shall never be lower than 3.00% per annum, or (B) the adjusted LIBOR rate plus 4.75%, provided that the adjusted LIBOR rate shall never be lower than 2.00% per annum.

The ABL revolver loan (the “ABL Revolver”) matures on June 30, 2014. The Company has the option to borrow at a rate equal to: (A) the base rate, defined as the greater of 2.50% plus:(i) the US Prime Rate, (ii) the overnight federal funds rate plus 0.50% or (iii) LIBOR rate plus 1.0%, or (B) the LIBOR rate plus 3.50% for the first 90 days then 3.25% thereafter. The applicable margin can be adjusted in the future from 2.25% to a rate as high as 2.75% for base loans and 3.25% to a rate as high as 3.75% for LIBOR loans based on the average historical utilization under the ABL Revolving Facility.   The Company will also pay either a 0.50% or 0.75% per annum unused commitment fee based on the average historical utilization under the ABL Revolving Facility.  The ABL Revolving Facility borrowings are subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, less certain reserves.

Borrowings under the Exit Credit Facilities are guaranteed by the Company and certain of its subsidiaries, and are secured by first priority liens and second priority liens on substantially all its presently owned and hereafter acquired assets and those of each of its subsidiaries party to the Exit Credit Facilities, subject to certain exceptions and permitted liens.

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

Financial Reporting Considerations

Between the Petition Date and through June 30, 2010, the Company applied the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”), in preparing the consolidated financial statements.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in reorganization items in the consolidated statements of operations.  In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process were classified on the consolidated balance sheet at December 31, 2009 in liabilities subject to compromise.

Reorganization Items

The Company’s reorganization items directly related to the process of reorganizing the Company under Chapter 11 and the CCAA, and its emergence on June 30, 2010, as recorded in its consolidated statements of operations, consist of the following:

	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Income (Expense)
Provision for rejected/settled executory contracts and leases	$(77)	$(25)	$(106)	$(64)
Professional fees	(28)	(16)	(43)	(32)
Accounts payable settlement gains	2	2	5	3
Gain due to plan effects	580		580
Gain due to fresh start accounting adjustments	742		742
Total reorganization items	$1,219	$(39)	$1,178	$(93)

In addition, an income tax benefit of $200 million related to plan effect adjustments was recorded in the three and six months ended June 30, 2010.

Professional fees directly related to the reorganization include fees associated with advisors to the Company, the Creditors’ Committee and certain secured creditors.

Net cash paid for reorganization items related to professional fees for the three and six months ended June 30, 2010 totaled $16 million and $32 million, respectively, and $11 million and $17 million for the three and six months ended June 30, 2009, respectively.

Reorganization items exclude employee severance and other restructuring charges recorded during 2009 and 2010.

Interest expense recorded on unsecured debt was zero for the three and six months ended June 30, 2010 and $50 million and $98 million for the three and six months ended June 30, 2009, respectively.  Contractual interest expense on unsecured debt was $49 million and $98 million for the three and six months ended June 30, 2010, respectively.  Under the Plan of Reorganization, interest expense on the unsecured senior notes subsequent to the Petition Date was not paid.  In the fourth quarter of 2009, the Company concluded it was not probable that interest expense on the unsecured senior notes subsequent to the Petition Date would be an allowed claim.  As a result, during the fourth quarter of 2009, the Company recorded income in reorganization items for the reversal of accrued post-petition unsecured interest expense and discontinued recording unsecured interest expense.

In addition, in the fourth quarter of 2009, the Company concluded it was not probable that Preferred Stock dividends that were accrued subsequent to the Petition Date would be allowed claims.  Preferred Stock dividends that were accrued post-petition and included in liabilities subject to compromise were reversed in the fourth quarter of 2009.  ASC 505-10-50-5, “Equity,” requires entities to disclose in the financial statements the aggregate amount of cumulative preferred dividends in arrears.  Preferred Stock dividends in arrears were $11 million at the Effective Date and $9 million as of December 31, 2009.  The Preferred Stock dividends in arrears since the Petition Date are presented in the Predecessor consolidated statements of operations only to reflect preferred stockholders’ rights to dividends over common stockholders and are not reflected in the Preferred Stock value in the December 31, 2009 consolidated balance sheet.

Other Bankruptcy Related Costs

Debtor-in-possession debt issuance costs of $63 million were incurred and paid during the first quarter of 2009 in connection with entering into the DIP Credit Agreement, and are separately presented in the 2009 consolidated statements of operations.

Liabilities Subject to Compromise

Liabilities subject to compromise represent pre-petition unsecured obligations that were settled under the Plan of Reorganization. These liabilities represented the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process.  Liabilities subject to compromise also included certain items, such as qualified defined benefit pension and retiree medical obligations that were assumed under the Plan of Reorganization, and as such, have been recorded in liabilities under the Reorganized Smurfit-Stone.

The Company rejected certain executory contracts and unexpired leases with respect to the Company’s operations with the approval of the Bankruptcy Courts.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and were classified as liabilities subject to compromise.

Liabilities subject to compromise at December 31, 2009 consisted of the following:

Predecessor
December 31, 2009

Unsecured debt	$2,439
Accounts payable	339
Interest payable	47
Retiree medical obligations	176
Pension obligations	1,136
Unrecognized tax benefits	46
Executory contracts and leases	72
Other	17
Liabilities subject to compromise	$4,272

For information regarding the discharge of liabilities subject to compromise, see “Fresh Start Accounting” below.

Fresh Start Accounting

The Company, in accordance with ASC 852, adopted fresh start accounting as of the close of business on June 30, 2010, because the reorganization value of the assets of the Predecessor Company immediately before the date of confirmation of the Plan of Reorganization was less than the total of all post-petition liabilities and allowed claims, and the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan of Reorganization received less than 50 percent of the voting shares of the Successor Company.  Upon adoption of fresh start accounting, the Company became a new entity for financial reporting purposes reflecting the Successor capital structure.  As such, a new accounting basis in the identifiable assets and liabilities assumed was established with no retained earnings or accumulated other comprehensive income (loss) (“OCI”).

The Successor consolidated balance sheet as of June 30, 2010, included herein, reflects the implementation of the Plan of Reorganization, including the discharge of liabilities subject to compromise and the adoption of fresh start accounting.  The Predecessor results of operations of the Company for the six months ended June 30, 2010 include $1,178 million of reorganization items, net, including a pre-tax emergence gain on plan effects of $580 million, a gain related to fresh start accounting adjustments of $742 million, and other reorganization expenses of $144 million.  In addition, the benefit from income taxes includes a $200 million benefit related to the plan effect adjustments.

Fresh start accounting provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of a date selected for financial reporting purposes.  In conjunction with the bankruptcy proceedings, a third party financial advisor provided an enterprise value of the Company of approximately $3,145 million to $3,445 million with a midpoint of $3,295 million.  The preliminary equity value set forth by the third party was $2,360 million, using the midpoint enterprise value of $3,295 million and adjusting for expected cash and debt balances upon emergence and expected cash proceeds from the sale of non-operating assets.

The final equity value of $2,352 was determined consistent with the third party methodology using the midpoint enterprise value of $3,295 million.  See reconciliation of the enterprise value to the final equity value below in Note 10 of the Explanatory Notes to the reorganized consolidated balance sheet.  Reorganization value, comprised of equity and debt, represents the amount of resources available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Debtors and creditors.  Reorganization value is intended to approximate the amount a willing buyer would pay for the assets of the Company immediately after reorganization.

Enterprise value of the Company was estimated using various valuation methods including: (i) comparable public company analysis, (ii) discounted cash flow analysis (“DCF”) and (iii) precedent transaction analysis.  Due to the Company’s significant pension obligations, the comparable company and DCF valuations included scenarios designed to account for the Company’s pension liabilities and expense.

The comparable public company analysis identified a group of comparable companies giving considerations to lines of business, markets, similar business risks, growth prospects, maturity of business and size and scale of business.  This analysis involved the selection of the appropriate earnings before interest, taxes, depreciation and amortization (“EBITDA”) market multiples to be the most relevant when analyzing the peer group.  A range of valuation multiples was then identified and applied to the Company’s projections to derive a range of implied enterprise value.

The basis of the discounted cash flow analysis used in developing the enterprise value was based on Company prepared projections which included a variety of estimates and assumptions.  While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the
Company’s control and, therefore, may not be realized.  Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s enterprise value. The assumptions used in the calculations for the discounted cash flow analysis included projected revenue, cost and cash flows for the years ending December 31, 2010 through 2014 and represented the Company’s best estimates at the time the analysis was prepared.  The DCF analysis was completed using discount rates of 9.0% through 11.0%.  There can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially.

The precedent transactions analysis identified relevant merger and acquisition transactions in the paperboard and containerboard industry.  This analysis involved calculating the total enterprise value of the acquired company as a multiple of EBITDA for the last twelve months prior to announcement.  A range of valuation multiples was then identified and applied to the Company’s projected EBITDA for the 12 month period ended April 30, 2010, to determine an estimate of enterprise values.

The Company’s reorganization value was allocated to its assets and liabilities in conformity with the procedures specified by ASC 805, “Business Combinations.”  The significant assumptions related to the valuation of the Company’s assets and liabilities in connection with fresh start accounting include the following:

Inventories — Raw materials were valued at current replacement cost.  Work-in-process was valued at estimated selling prices of finished goods less the sum of costs to complete, selling costs, shipping costs and a reasonable profit allowance for completing and selling effort based on profit for similar finished goods.  Finished goods were valued at estimated selling prices less the sum of selling costs, shipping costs and a reasonable profit allowance for the selling effort.

Prior to emerging from bankruptcy, the Company recorded long-lived storeroom supplies as an inventory item and charged expense when the storeroom item was issued from the storeroom into production. Under fresh start accounting, the Company determined the long-lived storeroom supplies principally represent critical spares which have the physical characteristics of property, plant, and equipment, and a useful life similar to the underlying equipment.  As a result, new purchases of long-lived storeroom supplies will be classified as property, plant and equipment on the consolidated balance sheet and depreciated over 12 years.  Upon emergence, the Company included long-lived storeroom supplies with a fair value of approximately $36 million in property, plant and equipment with a depreciable life of 7 years.

Property, plant and equipment — Property, plant and equipment was valued at fair value of $4,405 million as of June 30, 2010 based on a third party valuation.  In establishing fair value for the vast majority of the Company’s property, plant and equipment, the cost approach was utilized.  The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, adjusted for depreciation as of the appraisal date as described below:

•                  Physical depreciation — the loss in value or usefulness attributable solely to the use of the asset and physical causes such as wear and tear and exposure to the elements.

•                  Functional obsolescence — the loss in value due to changes in technology, discovery of new materials and improved manufacturing processes.

•                  Economic obsolescence — the loss in value caused by external forces such as legislative enactments, overcapacity in the industry, low commodity pricing, changes in the supply and demand relationships in the marketplace and other market inadequacies.

The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of the Company’s property, plant and equipment along with assumptions regarding the age and estimated useful lives of the Company’s property, plant and equipment.

Intangible Assets — The Company identified the following intangible assets to be valued based upon a third party valuation: (i) trade name, (ii) proprietary technology and (iii) non-compete agreements.

Trade name and proprietary technology were valued using the relief from royalty method under the income approach.  Under this method, the asset value was determined by estimating the royalty income that could be generated if it was licensed to a third party in an arm’s-length transaction.  The royalty income rate was selected based on consideration of several factors, including recent prevailing royalty rates used by companies in similar industries, profit margins and independent research of comparable royalty agreements, among other considerations.  The Company’s trade name was valued at $56 million under this approach using a discount rate of 12% and assigned an indefinite life.  The Company’s proprietary technology was valued at $15 million under this approach using a discount rate of 12% and assigned a life of 8 years.

Non-compete agreements were valued using the lost profit method under the income approach which seeks to measure the profit that would be lost if the non-compete agreement did not exist.  The Company’s non-compete agreements were valued at $5 million under this approach using a 10.5% discount rate and assigned a definite life of two years.

Equity Investments — Equity investments were valued, based upon a third party valuation, at fair value of approximately $34 million as of June 30, 2010, using the guideline transaction and guideline public companies methods under the market approach.  Under these approaches, valuation multiples were determined based on capital market data and market capitalization of peer companies and acquisition transactions within the industry.  The step-up in fair value over the Company’s current carrying value will be amortized over 10 years.

Long-Term Debt — Long-term debt was valued at fair value using quoted market prices.

Pension and postretirement benefits — Pension and post-retirement benefits were fair valued based on plan assets and employee benefit obligations at June 30, 2010.  The benefit obligations were computed using the applicable June 30, 2010 discount rate.  In conjunction with fresh start accounting, the Company updated its mortality rate table assumptions which increased its employer benefit liabilities by approximately $58 million.

As a result of adopting fresh start accounting, the Company recorded goodwill of $93 million which represents the excess of reorganization value over amounts assigned to the other assets.

The adjustments presented below relate to the Company’s June 30, 2010 balance sheet.  The balance sheet reorganization adjustments presented below summarize the impact of the Plan of Reorganization and the adoption of fresh start accounting as of the Effective Date.

SMURFIT-STONE CONTAINER CORPORATION

REORGANIZED CONSOLIDATED BALANCE SHEET

	June 30, 2010
(In millions)	Predecessor	Plan Effect Adjustments (1)		Fresh Start Adjustments		Successor
Assets

Current assets
Cash and cash equivalents	$721	$(381	)(2)	$		$340
Restricted cash	18	(11	)(2)			7
Receivables	739					739
Receivable for alternative energy tax credits	11					11
Inventories	449			47	(12)	496
Refundable income taxes	24	7	(3)			31
Prepaid expenses and other current assets	42			5	(12)	47
Total current assets	2,004	(385)		52		1,671
Net property, plant and equipment	2,979			1,426	(12)	4,405
Deferred income taxes	22	148	(3)	(170	)(12)
Goodwill				93	(12)	93
Intangible assets, net				77	(12)	77
Other assets	75	31	(4)	57	(12)	163
	$5,080	$(206)		$1,535		$6,409
Liabilities and Stockholders’ Equity (Deficit)

Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$1,352	$(1,334	)(5)	$		$18
Accounts payable	488	27	(6)			515
Accrued compensation and payroll taxes	139	34	(7)	3	(12)	176
Interest payable	12	(7	)(2)			5
Other current liabilities	141	(59	)(2)	(1	)(12)	81
Total current liabilities	2,132	(1,339)		2		795
Long-term debt, less current maturities		1,176	(5)			1,176
Pension and postretirement benefits, net of current portion		1,179	(8)	460	(12)	1,639
Other long-term liabilities	116		(3)	24	(12)	140
Deferred income taxes				307	(12)	307
Total liabilities not subject to compromise	2,248	1,016		793		4,057

Liabilities subject to compromise	4,354	(4,354	)(9)
Total liabilities	6,602	(3,338)		793		4,057

Stockholders’ equity
Preferred stock successor			(10)
Common stock successor			(10)
Preferred stock predecessor	104	(104	)(11)
Common stock predecessor	3	(3	)(11)
Additional paid-in capital	4,084	(1,732	)(10)(11)			2,352	(10)
Retained earnings (deficit)	(5,081)	4,971	(11)	110	(13)
Accumulated other comprehensive income (loss)	(632)			632	(13)
Total stockholders’ equity (deficit)	(1,522)	3,132		742	(13)	2,352
	$5,080	$(206)		$1,535		$6,409

Explanatory Notes

(1)          Represents amounts recorded on the Effective Date for the implementation of the Plan of Reorganization, including the settlement of liabilities subject to compromise and related payments, the issuance of new debt and repayment of old debt, distribution of cash and new shares of common stock, and the cancellation of Predecessor Company’s common and preferred stock.

(2)          Cash effects of the Plan of Reorganization:

Amounts borrowed under the Exit Credit Facilities	$1,200
Less: original issue discount	(12)
Net proceeds from borrowings	1,188

Repayment of secured Bank Credit Facilities	(1,139)
Repayment of other secured debt	(207)
Repayment of interest on secured debt	(7)
Payment of derivative contract termination liabilities	(59)
Payment of liabilities subject to compromise claims	(136)
Payment of debt issuance costs on Exit Credit Facilities and other financing costs	(32)
Net change in cash and cash equivalents	$(392)

On June 30, 2010, $11 million of restricted cash for collateralizing outstanding letters of credit was released to the Company’s operating cash funds.

As of June 30, 2010, the Company had available unrestricted cash and cash equivalents of $340 million primarily invested in money market funds at a variable interest rate of 0.15%.

(3)          Represents income tax adjustments resulting from the Plan of Reorganization.  Unrecognized tax benefits of $45 million were reclassified from liabilities subject to compromise to other long-term liabilities and were subsequently eliminated as part of the income tax adjustments from plan effects (See Note 11 — Income Taxes).

(4)          Represents payment of debt issuance costs on the Exit Credit Facilities and other financing costs at emergence of $32 million, net of write-off of remaining deferred debt issuance costs on Predecessor secured debt of $1 million.

(5)          Represents the repayment of Predecessor secured debt and borrowings under the Exit Credit Facilities.

Repayment of secured term loan debt	$(503)
Repayment of secured revolver debt	(636)
Repayment of drawn letters of credit	(44)
Repayment of Stevenson IRB	(120)
Repayment of other secured debt	(43)
Borrowings under Exit Credit Facilities	1,200
Original issue discount	(12)
$(158)

(6)   Primarily represents accrued professional fees.

(7)   Represents accrual under the Company’s 2009 long-term incentive plan and other employee compensation benefits of $19 million and the reclassification of the current portion of pension and postretirement benefits of $15 million from liabilities subject to compromise.

(8)   Reinstatement of pension and postretirement obligations, net of settlement.

Reclassification from liabilities subject to compromise	$1,306
Settlement of non-qualified pension liabilities upon emergence	(112)
Successor pension and postretirement benefits	1,194
Less: current portion	(15)
Successor pension and postretirement benefits, net of current portion	$1,179

(9)   Represents the disposition of liabilities subject to compromise:

Liabilities subject to compromise discharged at emergence
Unsecured debt	$(2,439)
Accounts payable	(184)
Interest payable	(47)
Non-qualified pension obligations	(110)
Executory contracts and leases and other	(196)
(2,976)

Liabilities subject to compromise paid in cash or reinstated at emergence
Accounts payable	(130)
Retiree medical obligations	(176)
Pension obligations	(1,027)
Unrecognized tax benefits	(45)
(1,378)
$(4,354)

Pursuant to the Plan of Reorganization and after the initial distribution, the Company reserved approximately 9.0 million shares of Common Stock for future distribution to holders of unsecured non-priority claims that were unliquidated or subject to dispute.  These shares will be distributed as these claims are liquidated or resolved, in accordance with the Plan of Reorganization and Confirmation Order.  To the extent that such unliquidated or disputed claims are settled for less than the number of shares reserved, additional distributions may also be made with respect to previously allowed claims under the terms and conditions of the Plan of Reorganization and Confirmation Order.

(10)   Reconciliation of enterprise value to determination of equity:

Total enterprise value		$3,295
Plus:	Cash	347
	Expected net proceeds from sale of non-operating assets	10
Less:	Fair value of debt	(1,206)
	Accrued emergence fees and expenses	(94)
Common stock and additional paid-in-capital		$2,352

(11)   As a result of the Plan of Reorganization, the adjustment to retained earnings (deficit) reflects the elimination of the Predecessor Company’s preferred stock, common stock, and additional paid-in-capital, in addition to the after-tax gain due to plan effects.

Pre-tax gain due to plan effects	$580
Tax benefit due to plan effects	200
Gain due to plan effects, net of tax	780

Elimination of Predecessor preferred stock	104
Elimination of Predecessor common stock	3
Elimination of Predecessor additional paid-in-capital	4,084
$4,971

(12)   The following table summarizes the allocation of the reorganization value to the Company’s assets at the date of emergence as shown in the reorganized consolidated balance sheet as of June 30, 2010.

Enterprise value		$3,295
Add:	Cash	347
	Expected net proceeds from sale of non-operating assets	10
Less:	Accrued emergence fees and expenses	(94)
Reorganization value		3,558

Add fair value of non-debt liabilities		2,851

Less fair value of:
Property, plant and equipment		4,405
Intangibles		77
Current assets		1,671
Other non-current assets		163
		6,316

Reorganization value of assets in excess of fair value (goodwill)		$93

Liabilities were also adjusted to fair value in the application of fresh start accounting resulting in an increase in liabilities of $793 million.

(13)   The adjustments required to report assets and liabilities at fair value under fresh start accounting resulted in a gain of $742 million, which was reported in reorganization items income (expense), net in the consolidated statements of operations for the three and six months ended June 30, 2010.  The gain includes the write-off of OCI losses of $632 million, resulting in a net impact on retained earnings (deficit) of $110 million.

2.              Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company’s financial position, results of operations and cash flows.  These statements, however, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) filed March 2, 2010 with the Securities and Exchange Commission.

As of the Effective Date, the Company merged with and into SSCE, with SSCE being the survivor entity and renaming itself Smurfit-Stone Container Corporation, and becoming the Reorganized Smurfit-Stone.  The Company has domestic and international operations.

Recently Adopted Accounting Standards

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

During the second quarter of 2010, the Company closed three converting facilities and sold one previously closed facility.  The Company recorded restructuring charges of $19 million.  Restructuring charges included non-cash charges of $11 million related to the acceleration of depreciation for converting equipment abandoned or taken out of service.  The remaining charges of $8 million were primarily for severance and benefits and lease commitments.  As a result of the closure activities in the second quarter of 2010 and other ongoing initiatives, the Company reduced its headcount by approximately 140 employees.

For the six months ended June 30, 2010, the Company closed four converting facilities and sold five previously closed facilities.  As a result of these closure activities and other ongoing initiatives, the Company reduced its headcount by approximately 900 employees.  The Company recorded restructuring charges of $15 million, including an $11 million gain related to the sale of previously closed facilities, of which $8 million resulted from the legal release of environmental liability obligations.  Restructuring charges included non-cash charges of $11 million related to the acceleration of depreciation for converting equipment abandoned or taken out of service.  The remaining charges of $15 million were primarily for severance and benefits and lease commitments.  The net sales of the closed converting facilities in 2010 prior to closure and for the year ended December 31, 2009 were $21 million and $97 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.

The Company recorded restructuring charges of $11 million and $24 million for the three and six months ended June 30, 2009, respectively.  Restructuring charges included non-cash charges of $3 million and $4 million for the three and six months ended June 30, 2009, respectively, related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service. The remaining charges were primarily for severance and benefits.

At December 31, 2009, the Company had $54 million of accrued exit liabilities related to the restructuring of operations.  For the three and six months ended June 30, 2010, the Company incurred $3 million and $23 million, respectively, of cash disbursements, primarily severance and benefits, related to these exit liabilities.  In addition, these exit liabilities decreased by $8 million resulting from the release of environmental liability obligations upon the sale of previously closed facilities, $3 million due to the reclassification of multi-employer pension plan liabilities to liabilities subject to compromise, and $4 million due to adjustments to severance and benefit reserves based on current information.  During the three and six months ended June 30, 2010, the Company incurred $7 million and $11 million, respectively, of cash disbursements, primarily severance and benefits, related to exit liabilities established during 2010.

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

6.              Restricted Cash

At June 30, 2010, the Company had restricted cash of $7 million as approved by the U.S. Court to provide financial assurance to certain utility vendors.  During July 2010, the $7 million of restricted cash was released to the Company’s operating cash funds.

7.              Accounts Receivable Securitization Programs

On January 28, 2009, in conjunction with the filing of the Chapter 11 Petition and the Canadian Petition, the accounts receivable securitization programs were terminated and all outstanding receivables previously sold to the non-consolidated financing entities were repurchased with proceeds from borrowings under the DIP Credit Agreement (See Note 1).  The repurchase of receivables of $385 million was included in the cash flows from financing activities in the consolidated statement of cash flows for the six months ended June 30, 2009.

8.              Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At June 30, 2010, the maximum potential amount of future payments related to these guarantees was approximately $24 million, which decreases ratably over the life of the contracts.  In the event the guarantees on these contracts are called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

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

The Company’s postretirement benefit plans provide certain health care and life insurance benefits for all retired salaried and certain retired hourly employees, and for salaried and certain hourly employees who reached the age of 60 with ten years of service as of January 1, 2007.

At June 30, 2010, the qualified defined benefit plans, which were assumed under the Plan of Reorganization, were underfunded by approximately $1,450 million.  The Company currently estimates that its minimum required cash contributions under the U.S. and Canadian qualified pension plans will be approximately $95 million in 2010 and in the range of $235 million to $305 million annually in 2011 through 2015.  Projected pension contributions assume the Company elects funding relief under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, enacted in June 2010.  The actual required amounts and timing of such future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets.

The components of net periodic costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Predecessor
	Three months ended June 30,				Six months ended June 30,
	Defined Benefit Plans		Postretirement Plans		Defined Benefit Plans		Postretirement Plans
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$8	$5	$	$	$15	$11	$1	$1
Interest cost	55	51	3	2	106	101	5	5
Expected return on plan assets	(54)	(49)			(105)	(99)
Amortization of prior service cost (benefit)			(1)		1	1	(2)	(1)
Amortization of net (gain) loss	25	22	(1)	(1)	48	42	(1)	(2)
Settlements	1				1
Special termination benefits charge		9				9
Multi-employer plans	2	1			3	2
Multi-employer plan adjustments	3				3
Net periodic benefit cost	$40	$39	$1	$1	$72	$67	$3	$3

The 2010 settlement losses are related to closed facilities and are included as part of restructuring charges (See Note 4).

The 2010 multi-employer plan adjustments include $3 million related to settlements of various multi-employer pension plans in connection with the Company’s bankruptcy proceedings and is included in reorganization items in the consolidated statement of operations (See Note 1).

The 2009 special termination benefits charge is due to funding obligations related to certain non-qualified pension plans and is included in reorganization items in the consolidated statement of operations (See Note 1).

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

The Company is currently analyzing this legislation to determine the full extent of the impact of the required plan standard changes on its employee healthcare plans and the resulting costs.  While the Company anticipates that costs to provide healthcare to eligible active employees and certain retired employees will increase in future years, it is uncertain at this time how significant the increase will be.

10.       Derivative Instruments and Hedging Activities

On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.  Termination fair values were calculated based on the potential settlement value.  The Company’s termination value related to its remaining derivative liabilities was approximately $59 million.  These derivative liabilities were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition, at which time these liabilities were adjusted through OCI for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting.  Subsequently, the amounts adjusted through OCI were recorded in earnings during the period when the underlying transaction was recognized or when the underlying transaction was no longer expected to occur.  As of June 30, 2010, all amounts in OCI have been recognized through earnings.  On June 30, 2010, the derivative contract termination liabilities of $59 million were paid in connection with the Company’s emergence from its Chapter 11 and CCAA bankruptcy proceedings (See Note 1 — Fresh Start Accounting).

The Company’s derivative instruments previously used for its hedging activities were designed as cash flow hedges and related to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt.  All cash flows associated with the Company’s derivative instruments were classified as operating activities in the consolidated statements of cash flows. The derivative instruments and hedging activities for all periods presented below relate to the Predecessor Company.

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

For the six months ended June 30, 2010, the Company reclassified an immaterial amount from OCI to cost of goods sold when the hedged items were recognized.  For the three and six months ended June 30, 2009, the Company reclassified an $8 million loss (net of tax) and a $19 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.

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

Interest Rate Swap Contracts

The Predecessor Company used interest rate swap contracts to manage interest rate exposure on $300 million of the Tranche B and Tranche C floating rate bank term debt which was paid on June 30, 2010 in connection with the Company’s emergence from Chapter 11 and CCAA bankruptcy proceedings.  The accounting for the cash flow impact of the swap contracts was recorded as an adjustment to interest expense each period.

For the three and six months ended June 30, 2010, the Company reclassified an immaterial amount and a $1 million loss (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.  For the three and six months ended June 30, 2009, the Company reclassified a $1 million loss (net of tax) and a $2 million loss (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.

11.       Income Taxes

The Company recorded a net tax benefit of $199 million for the three and six months ended June 30, 2010.  This includes $200 million of net benefit related to the effects of the Plan of Reorganization, which includes adjustments for valuation allowance ($427 million benefit), unrecognized tax benefits ($39 million benefit) and cancellation of indebtedness and other plan effects ($266 million provision).

Certain debt obligations of the Company were discharged upon emergence from bankruptcy.  Discharge of a debt obligation for an amount less than the adjusted issue price generally creates cancellation of indebtedness income (CODI), which must be included in taxable income.  However, CODI is excluded from taxable income for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the court or pursuant to a plan of reorganization approved by the court.  The Plan of Reorganization filed by the Company enabled it and its debtor subsidiaries to qualify for this bankruptcy exclusion rule.  Based upon current projections, the CODI triggered by discharge of debt under the Plan of Reorganization will not create current taxable income, but will reduce the Company’s net operating losses (NOLs) for the year of discharge and net operating loss carryforwards.  None of the Company’s other U.S. income tax attributes are expected to be reduced.

Pursuant to the Plan of Reorganization, the assets of all Canadian subsidiaries were sold to a new wholly-owned Canadian subsidiary for fair value.  All pre-emergence Canadian subsidiaries will be liquidated in accordance with the Plan of Reorganization and all pre-emergence Canadian income tax attributes will be eliminated following their dissolution.

Due to the effects of the Plan of Reorganization, the Company concluded it is more likely than not that the majority of deferred income tax assets will be realized.  Management considered the reversal of deferred tax liabilities in making this assessment.  As a result, the Company recognized an income tax benefit for release of pre-emergence valuation allowance on its net deferred tax assets in the U.S. and Canada.  At June 30, 2010, a valuation allowance remains in place related to certain state NOLs.

As previously reported, the Company entered into an agreement with the Canada Revenue Agency and other provincial tax authorities that took effect upon the Company’s emergence from bankruptcy.  This agreement settled the open Canadian income tax matters through January 26, 2009.  As a result of this agreement, the Company reported a $39 million net income tax benefit for the three and six months ended June 30, 2010 related to the final settlement of the Canadian tax claims and the release of the previously accrued unrecognized tax benefits related to the Canadian audit.

Based on the Company’s current tax position that the alternative fuel mixture credits are not taxable, the Company increased the tax value of its federal NOL carryforwards by $254 million during the three and six months ended June 30, 2010.  A reserve of $254 million was recorded related to this unrecognized tax benefit.

At June 30, 2010, the Company had federal NOL carryforwards net of unrecognized tax benefits of $722 million, with a tax value of $253 million.  The Company had NOL carryforwards for state purposes with a tax value of $61 million.  Additionally, the Company had $68 million of alternative minimum tax credit carryforwards and $6 million of other federal and state tax credit carryforwards available.

As a result of the issuance of new common shares upon emergence from bankruptcy, the Company realized a change of ownership for purposes of Section 382 of the Internal Revenue Code, which can impose annual limitations on utilization of NOLs and tax credits.  The Company does not expect the provisions of Section 382 to significantly limit its ability to utilize NOLs or tax credits in the carryforward periods.

At June 30, 2010, the other significant components of deferred income taxes were related to property, plant and equipment (liability of $1,119 million), pension and post retirement benefits (asset of $511 million) and inventories (liability of $85 million).

12.       Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$1,413	$158	$1,324	$(56)
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments				(1)
Net hedging loss reclassified into earnings		13	1	27
Net deferred employee benefit plan expense reclassified into earnings	23	13	46	24
Foreign currency translation adjustment	(2)	1		1
Fresh start accounting adjustments	632		632
Comprehensive income (loss)	$2,066	$185	$2,003	$(5)

13.       Earnings Per Share

As discussed in Note 1, Bankruptcy Proceedings, Predecessor Company preferred and common stock was cancelled as a result of the Company’s emergence from Chapter 11 and CCAA bankruptcy proceedings on the Effective Date.  The Successor Company common stock was issued on June 30, 2010.  As such, the earnings per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company’s common shares, or to potential investors in such common shares.

The following table sets forth the computation of the Predecessor Company basic and diluted earnings per share:

	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$1,413	$158	$1,324	$(56)
Preferred stock dividends and accretion	(2)	(3)	(4)	(6)
Net income (loss) attributable to common stockholders	1,411	155	1,320	(62)
Effect of dilutive securities:
Preferred stock dividends	2		4
Net income (loss) attributable to common stockholders and assumed conversion	$1,413	$155	$1,324	$(62)

Denominator:
Denominator for basic earnings per share – adjusted weighted average shares	258	257	258	257
Effect of dilutive securities:
Preferred Stock	3		3
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	261	257	261	257

Basic earnings per share	$5.47	$0.60	$5.12	$(0.24)
Diluted earnings per share	$5.41	$0.60	$5.07	$(0.24)

Shares of SSCC preferred stock convertible into three million shares of common stock with an earnings effect of $3 million and $6 million were excluded from the diluted earnings per share computations for the three and six months ended June 30, 2009 because they were antidilutive.

Employee stock options and non-vested restricted stock were excluded from the diluted earnings per share calculations for the three and six months ended June 30, 2010 and 2009, respectively, because they were antidilutive.

14.       Fair Value Measurements

Certain financial assets and liabilities are recorded at fair value on a recurring basis, including derivative instruments prior to termination (See Note 11) and the Company’s residual interest in the Timber Note Holdings (“TNH”) investment.

As discussed in Note 1, “Bankruptcy Proceedings — Fresh Start Accounting”, all of the Company’s assets and liabilities were fair valued as of June 30, 2010 in connection with our adoption of fresh start accounting.  The gains and losses related to these fair value adjustments were recorded in the statement of operations of the Predecessor Company.

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

	Successor
	June 30, 2010
	Level 1	Level 2	Level 3	Total

Residual interest in TNH investment	$	$	$21	$21

The following table presents the changes in Level 3 assets (liabilities) measured at fair value on a recurring basis for the three and six months ended June 30, 2010:

Residual Interest in TNH Investment
Balance at January 1, 2010 (Predecessor)	$36
Dividend received	(15)
Balance at March 31, 2010 (Predecessor)	21
Realized gains (losses)
Balance at June 30, 2010 (Successor)	$21

Financial Instruments Not Measured At Fair Value

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

Prior to emergence, the Predecessor Company’s borrowings were recorded at historical amounts.  On the Effective Date, the Company’s debt was adjusted to fair value of $1,206 million using quoted market prices which is consistent with par value (Level 1) (See Note 1 — Fresh Start Accounting).

15.       Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faced potential environmental liability as a result of violations of these environmental requirements, environmental permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faced potential liability for remediation at certain owned and formerly owned facilities, as well as response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  The matters relating to the third party PRP sites and certain formerly owned facilities will be satisfied as unsecured claims in the Company’s bankruptcy proceedings.  As of June 30, 2010, the Company had approximately $14 million reserved for environmental liabilities, of which $5 million is included in other long-term liabilities and $9 million in other current liabilities in the consolidated balance sheets.  The Company believes the liability for these matters was adequately reserved at June 30, 2010.

In January 2009, the Company settled two putative class action cases filed in California state court on behalf of current and former hourly employees at the Company’s California corrugated container facilities.  These cases alleged violations of the California on-duty meal break and rest period statutes.  The court approved a settlement for approximately $9 million for both cases on January 21, 2009.  The cases were satisfied as an unsecured claim in the Company’s bankruptcy proceedings.

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

During the first quarter of 2010, two additional ERISA class action lawsuits were filed in the United States District Court for the Western District of Missouri and one in the United States District Court for the District of Delaware.  The defendants in these cases are the individual committee members of the Administrative Committee, several other of the Company’s executives and the individual members of its Board of Directors.  The suits have similar allegations as the 2009 ERISA Case described above, with the addition of breach of fiduciary duty claims related to the Company’s pension plans.  The Company expects that all of these matters will be consolidated in some manner as they purport to represent a similar class of employees and former employees and seek recovery under similar allegations and any of the Company’s indemnification obligations would be covered by applicable insurance.

The Company is a defendant in a number of other lawsuits and claims arising out of the conduct of its business.  All litigation that arose out of pre-petition conduct or acts was subject to the automatic stay provision of the bankruptcy laws and any recovery by plaintiffs in those matters was paid consistent with all other general unsecured claims in the bankruptcy.  As a result, the Company believes that these matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some information included in this report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Corporation or its management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties.  There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control.  These factors, risks and uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K) filed with the Securities and Exchange Commission.

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

GENERAL

Smurfit-Stone Container Corporation (SSCC or the Company), incorporated in Delaware in 1989, was a holding company with no business operations of its own.  SSCC conducted its business operations through its wholly-owned subsidiary, Smurfit-Stone Container Enterprises, Inc. (SSCE), a Delaware corporation.  On June 30, 2010 (Effective Date), SSCC emerged from its Chapter 11 and Companies’ Creditors Arrangement Act (CCAA) bankruptcy proceedings.  As of the Effective Date and pursuant to the Plan of Reorganization, the Company merged with and into SSCE.  SSCE changed its name to Smurfit-Stone Container Corporation and became the Reorganized Smurfit-Stone Container Corporation (Reorganized Smurfit-Stone).

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

BANKRUPTCY PROCEEDINGS

Chapter 11 Bankruptcy Filings

On January 26, 2009 (the Petition Date), we and our U.S. and Canadian subsidiaries (collectively, the Debtors) filed a voluntary petition (the Chapter 11 Petition) for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court in Wilmington, Delaware (the U.S. Court).  On the same day, our Canadian subsidiaries also filed to reorganize (the Canadian Petition) under the CCAA in the Ontario Superior Court of Justice in Canada (the Canadian Court).  Our operations in Mexico and Asia and certain U.S. and Canadian legal entities (the Non-Debtor Subsidiaries) were not included in the filings and continued to operate outside of the Chapter 11 and CCAA processes. As described below, on June 21, 2010, the U.S. Court entered an order (Confirmation Order) approving and confirming the Joint Plan of Reorganization for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors (Plan of Reorganization).  We emerged from our Chapter 11 and CCAA bankruptcy proceedings on June 30, 2010 (Effective Date).  As of the Effective Date and pursuant to the Plan of Reorganization, we merged with and into our wholly-owned subsidiary, SSCE.  SSCE changed its name to Smurfit-Stone Container Corporation and became the Reorganized Smurfit-Stone.

The term “Predecessor” refers only to us and our subsidiaries prior to the Effective Date, and the term “Successor” refers only to the Reorganized Smurfit-Stone and its subsidiaries subsequent to the Effective Date.  Unless the context indicates otherwise, the terms “we”, “us”, “SSCC” and the “Company” are used interchangeably in this Quarterly Report on Form 10-Q to refer to both the Predecessor and Successor Company.

Until emergence from bankruptcy on the Effective Date, the Debtors were operating as debtors-in-possession under the jurisdiction of the U.S. Court and Canadian Court (the Bankruptcy Courts) and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA.  In general, as debtors-in-possession, the Debtors were authorized to continue to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

Debtor-In-Possession (DIP) Financing

In connection with filing the Chapter 11 Petition and the Canadian Petition on the Petition Date, we and certain of our affiliates filed a motion with the Bankruptcy Courts seeking approval to enter into a Post-Petition Credit Agreement (the DIP Credit Agreement).  Based on interim approval, we and certain of our affiliates entered into the DIP Credit Agreement on January 28, 2009.  Final approval of the DIP Credit Agreement was granted by the U.S. Court on February 23, 2009 and by the Canadian Court on February 24, 2009.  Amendments to the DIP Credit Agreement were entered into on February 25 and 27, 2009.

The DIP Credit Agreement, as amended, provided for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. term loan (U.S. DIP Term Loan) for borrowings by SSCE; a $35 million Canadian term loan (Canadian DIP Term Loan) for borrowings by Smurfit-Stone Container Canada Inc. (SSC Canada); a $250 million U.S. revolving loan (U.S. DIP Revolver) for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian revolving loan (Canadian DIP Revolver) for borrowings by SSCE and/or SSC Canada.

Under the DIP Credit Agreement, on January 28, 2009, we borrowed $440 million, consisting of a $400 million U.S. DIP Term Loan, a $35 million Canadian DIP Term loan and $5 million from the Canadian DIP Revolver.  In accordance with the terms of the DIP Credit Agreement, in January 2009, we used U.S. DIP Term Loan proceeds of $360 million, net of lenders’ fees of $40 million, and Canadian DIP Term Loan proceeds of $30 million, net of lenders’ fees of $5 million, to terminate our receivables securitization programs and repay all indebtedness outstanding of $385 million and to pay other expenses of $1 million.

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

Immediately after filing the Chapter 11 Petition and Canadian Petition, we notified all known current or potential creditors of the bankruptcy filings.  Subject to certain exceptions under the Bankruptcy Code and the CCAA, our bankruptcy filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us or our property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 Petition and Canadian Petition.  Thus, for example, most creditor actions to obtain possession of property from us, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim were enjoined unless and until the Bankruptcy Courts lifted the automatic stay.

As required by the Bankruptcy Code, the United States Trustee for the District of Delaware (the U.S. Trustee) appointed an official committee of unsecured creditors (the Creditors’ Committee).  The Creditors’ Committee and its legal representatives had a right to be heard on all matters that came before the U.S. Court with respect to us.  A monitor was appointed by the Canadian Court with respect to proceedings before the Canadian Court.

Under the Bankruptcy Code, the Debtors either assumed or rejected pre-petition executory contracts, including real property leases, subject to the approval of the Bankruptcy Courts and certain other conditions.  In this context, “assumption” meant that we agreed to perform our obligations and cure all existing defaults under the contract or lease, and “rejection” meant that we were relieved from our obligations to perform further under the contract or lease, but were subject to a pre-petition claim for damages for the breach thereof, subject to certain limitations.  Any damages resulting from rejection of executory contracts and unexpired leases, and from the determination of the U.S. Court (or agreement by parties of interest) of allowed claims for contingencies and other disputed amounts, that were permitted to be recovered under the Bankruptcy Code were treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

Plan of Reorganization and Exit Credit Facilities

In order for the Debtors to successfully emerge from bankruptcy, the Bankruptcy Courts had to first confirm a plan of reorganization that satisfied the requirements of the Bankruptcy Code and the CCAA.  A plan of reorganization was required to, among other things, resolve the Debtor’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to our exit from bankruptcy.

Plan of Reorganization

On December 1, 2009, the Debtors filed their Plan of Reorganization and Disclosure Statement (Disclosure Statement) with the U.S. Court.  On December 22, 2009, January 27, 2010, and February 4, 2010, the Debtors filed amendments to the Plan of Reorganization and the Disclosure Statement.  On March 19, 2010, the Debtors filed a supplement to the Plan of Reorganization, and on May 27, 2010, the Debtors filed the final Plan of Reorganization reflecting the resolution of certain objections by equity security holders and other non-material modifications.

On January 29, 2010, the U.S. Court approved the Debtors’ Disclosure Statement as containing adequate information for the holders of impaired claims and equity interests, who were entitled to vote to accept or reject the Plan of Reorganization.

The Plan of Reorganization was overwhelmingly approved by number and dollar amount of the required classes of creditors of each of the Debtors, with the exception of Stone Container Finance Company of Canada II.  Stone Container Finance Company of Canada II was removed from the Plan of Reorganization.  A meeting of creditors was held for the Canadian debtor subsidiaries on April 6, 2010, at which the necessary votes were received to confirm the Plan of Reorganization by all requisite classes of creditors other than Stone Container Finance Company of Canada II.

The Bankruptcy Code required the U.S. Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization.  The confirmation hearing on the Plan of Reorganization began in the U.S. Court on April 15, 2010, and concluded on May 4, 2010, and a hearing was conducted in the Canadian Court on May 3, 2010.  On May 13, 2010, the Canadian Court issued an order approving the Plan of Reorganization in the CCAA proceedings in Canada.

On May 24, 2010, the Debtors announced that they reached a resolution with certain holders of the Company’s preferred and common stock that had filed objections to the confirmation of the Plan of Reorganization.  On May 28, 2010, the U.S. Court approved notice procedures with respect to this resolution.  On June 21, 2010, the U.S. Court entered the Confirmation Order which approved and confirmed the Plan of Reorganization.  We emerged from our Chapter 11 and CCAA bankruptcy proceedings on June 30, 2010, the Effective Date.

As of the Effective Date, we substantially consummated the various transactions contemplated under the Plan of Reorganization and the Confirmation Order, including the following:

•                  we merged with and into SSCE, with SSCE being the survivor entity and renaming itself Smurfit-Stone Container Corporation, and becoming the Reorganized Smurfit-Stone.  Reorganized Smurfit-Stone is governed by a board of directors that includes Patrick J. Moore, our Chief Executive Officer, Steven J. Klinger, our President and Chief Operating Officer, and nine independent directors, including a non-executive chairman selected by the Creditors’ Committee in consultation with the Debtors;

•                  Reorganized Smurfit-Stone filed the Amended and Restated Certificate of Incorporation of the Company, which authorized Reorganized Smurfit-Stone to issue 160,000,000 shares, consisting of 150,000,000 shares of common stock, par value $.001 per share (Common Stock) and 10,000,000 shares of preferred stock, par value $.001 per share (Preferred Stock).  Reorganized Smurfit-Stone issued or reserved for issuance 100,000,000 shares of Common Stock for distribution to creditors and interest holders pursuant to the Plan of Reorganization.  Under the Plan of Reorganization, 89,854,782 shares were issued on June 30, 2010 and an additional 1,159,407 shares were subsequently issued through August 13, 2010.  None of the Preferred Stock was issued or outstanding as of the Effective Date;

•                  all of the existing secured debt of the Debtors was fully repaid with cash;

•                  substantially all of the general unsecured claims against SSCE, and us, including all of the outstanding unsecured senior notes, were exchanged for Common Stock;

•                  holders of unsecured claims against SSCE of less than or equal to $10,000 received payment of 100% of such claims in cash, and eligible cash-out participants who so indicated on their ballot received the percentage amount of their allowed claim they elected to receive in cash in lieu of Common Stock;

•                  holders of our 7% Series A Cumulative Exchangeable Redeemable Convertible preferred stock received a pro-rata distribution of 2,172,166 shares of Common Stock and holders of our common stock received a pro-rata distribution of 2,171,935 shares.  All shares of common stock and preferred stock of the Predecessor Company were cancelled;

•                  Reorganized Smurfit-Stone adopted the Equity Incentive Plan, pursuant to which, among other things, it reserved for issuance 8,695,652 shares of Common Stock representing eight percent of the fully diluted new Common Stock.  In accordance with the terms of the Equity Incentive Plan, 2,895,909 stock options and 914,498 Restricted Stock Units (RSU’s) were granted to executive officers and other key employees of Reorganized Smurfit-Stone on the Effective Date;

•                  the assets of the Canadian Debtors, other than Stone Container Finance Company of Canada II, were sold to a newly-formed Canadian subsidiary of Reorganized Smurfit-Stone free and clear of existing claims, liens and interests in exchange for (i) the repayment in cash of the secured debt obligations of the Canadian Debtors, (ii) cash to the Canadian Debtors’ unsecured creditors and (iii) the assumption of certain liabilities and obligations of the Canadian Debtors;

•                  Reorganized Smurfit-Stone and its newly-formed Canadian subsidiary assumed all of the existing obligations under the qualified defined benefit pension plans in the United States and Canada sponsored by the Debtors, as well as all of the collective bargaining agreements in the United States and Canada between the Debtors and their labor unions;

•                  Pursuant to the Plan of Reorganization and after the initial distribution, we reserved approximately 9.0 million shares of Common Stock for future distribution to holders of unsecured non-priority claims that were unliquidated or subject to dispute.  These shares will be distributed as these claims are liquidated or resolved, in accordance with the Plan of Reorganization and Confirmation Order.  To the extent that such unliquidated or disputed claims are settled for less than the number of shares reserved, additional distributions may also be made with respect to previously allowed claims under the terms and conditions of the Plan of Reorganization and Confirmation Order.

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

On February 16, 2010, the U.S. Court granted the motion and authorized us and certain of our affiliates to enter into the Term Loan Facility.  On the same date, the U.S. Court also granted our February 3, 2010 motion seeking approval to enter into a commitment letter and fee letters for an asset-based revolving credit facility (the ABL Revolving Facility) (together with the Term Loan Facility, the Exit Credit Facilities).  Based on such approvals, on February 22, 2010, we and certain of our subsidiaries entered into the Term Loan Facility that provides for an aggregate term loan commitment of $1,200 million.  In addition, we entered into the ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche), on April 15, 2010.  The ABL Revolving Facility includes a $150 million sub-limit for letters of credit.

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

On June 30, 2010, the Term Loan Facility was funded and borrowings became available under the ABL Revolving Facility.   The proceeds of the borrowings under the Term Loan Facility of $1,200 million, together with available cash, were used to repay our outstanding secured indebtedness under our pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Plan of Reorganization.  See Note 1 of the Notes to Consolidated Financial Statements - Fresh Start Accounting.  On June 30, 2010 we had no borrowings under the ABL Revolving Facility.  Borrowings under the ABL Revolving Facility are available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes.  As of June 30, 2010, our borrowing base under the ABL Revolving Facility was $586 million and the amount available for borrowings after considering outstanding letters of credit was $489 million.

The term loan (Term Loan) is repayable in equal quarterly installments of $3 million beginning on September 30, 2010, with the balance payable at maturity on June 30, 2016.  Additionally, following the end of each fiscal year, varying percentages of our excess cash flow, as defined in the Term Loan Facility, based on certain agreed levels of secured leverage ratios, must be used to repay outstanding principal amounts under the Term Loan.  Subject to specified exceptions, the Term Loan Facility also requires us to use the net proceeds of asset sales and the net proceeds of the incurrence of indebtedness to repay outstanding borrowings under the Term Loan Facility.

The Term Loan bears interest at our option at a rate equal to: (A) 3.75% plus the alternate base rate  (Term Loan ABR) defined as the greater of: (i) the U.S. prime rate, (ii) the overnight federal funds rate plus 0.50%, or (iii) the one month adjusted LIBOR rate plus 1.0%, provided that the Term Loan ABR shall never be lower than 3.00% per annum, or (B) the adjusted LIBOR rate plus 4.75%, provided that the adjusted LIBOR rate shall never be lower than 2.00% per annum.

The ABL revolver loan (ABL Revolver) matures on June 30, 2014.  We have the option to borrow at a rate equal to: (A) the base rate, defined as the greater of 2.50% plus: (i) the US Prime Rate, (ii) the overnight federal funds rate plus 0.50% or (iii) LIBOR rate plus 1.0%, or (B) the LIBOR rate plus 3.50% for the first 90 days then 3.25% thereafter. The applicable margin can be adjusted in the future from 2.25% to a rate as high as 2.75% for base loans and 3.25% to a rate as high as 3.75% for LIBOR loans based on the average historical utilization under the ABL Revolving Facility.  We will also pay either a 0.50% or 0.75% per annum unused commitment fee based on the average historical utilization under the ABL Revolving Facility.  The ABL Revolving Facility borrowings are subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, less certain reserves.

Borrowings under the Exit Credit Facilities are guaranteed by us and certain of our subsidiaries, and are secured by first priority liens and second priority liens on substantially all our presently owned and hereafter acquired assets and those of each of our subsidiaries party to the Exit Credit Facilities, subject to certain exceptions and permitted liens.

The Exit Credit Facilities contain affirmative and negative covenants that impose restrictions on our financial and business operations and those of certain of our subsidiaries, including their ability to incur indebtedness, incur liens, make investments, sell assets, pay dividends or make acquisitions.  The Exit Credit Facilities contain events of default customary for financings of this type.

Financial Reporting Considerations

Between the Petition Date and through June 30, 2010, we applied the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852, “Reorganizations” (ASC 852), in preparing the consolidated financial statements.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in reorganization items in the consolidated statements of operations.  In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process were classified on the consolidated balance sheet at December 31, 2009 in liabilities subject to compromise.

Reorganization Items

Our reorganization items directly related to the process of our reorganizing under Chapter 11 and the CCAA, as recorded in our consolidated statements of operations, consist of the following:

	Predecessor
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Income (Expense)
Provision for rejected/settled executory contracts and leases	$(77)	$(25)	$(106)	$(64)
Professional fees	(28)	(16)	(43)	(32)
Accounts payable settlement gains	2	2	5	3
Gain due to plan effects	580		580
Gain due to fresh start accounting adjustments	742		742
Total reorganization items	$1,219	$(39)	$1,178	$(93)

In addition, an income tax benefit of $200 million related to plan effect adjustments was recorded in the three and six months ended June 30, 2010.

Professional fees directly related to the reorganization include fees associated with advisors to us, the Creditors’ Committee and certain secured creditors.

Net cash paid for reorganization items related to professional fees for the three and six months ended June 30, 2010 totaled $16 million and $32 million, respectively, and $11 million and $17 million for the three and six months ended June 30, 2009, respectively.

Reorganization items exclude employee severance and other restructuring charges recorded during 2009 and 2010.

Interest expense recorded on unsecured debt was zero for the three and six months ended June 30, 2010 and $50 million and $98 million for the three and six months ended June 30, 2009, respectively.  Contractual interest expense on unsecured debt was $49 million and $98 million for the three and six months ended June 30, 2010, respectively. Under the Plan of Reorganization, interest expense on the unsecured senior notes subsequent to the Petition Date was not paid.  In the fourth quarter of 2009, we concluded it was not probable that interest expense on the unsecured senior notes subsequent to the Petition Date would be an allowed claim.  As a result, during the fourth quarter of 2009, we recorded income in reorganization items for the reversal of accrued post-petition unsecured interest expense and discontinued recording unsecured interest expense.

In addition, in the fourth quarter of 2009, we concluded it was not probable that Preferred Stock dividends that were accrued subsequent to the Petition Date would be allowed claims.  Preferred Stock dividends that were accrued post-petition and included in liabilities subject to compromise were reversed in the fourth quarter of 2009.  ASC 505-10-50-5, “Equity,” requires entities to disclose in the financial statements the aggregate amount of cumulative preferred dividends in arrears.  Preferred Stock dividends in arrears were $11 million at the Effective Date and $9 million as of December 31, 2009.  The Preferred Stock dividends in arrears since the Petition Date are presented in the Predecessor consolidated statements of operations only to reflect preferred stockholders’ rights to dividends over common stockholders and are not reflected in the Preferred Stock value in the December 31, 2009 consolidated balance sheet.

Other Bankruptcy Related Costs

Debtor-in-possession debt issuance costs of $63 million were incurred and paid during the first quarter of 2009 in connection with entering into the DIP Credit Agreement, and are separately presented in the 2009 consolidated statements of operations.

Liabilities Subject to Compromise

Liabilities subject to compromise represent pre-petition unsecured obligations that were settled under the Plan of Reorganization. These liabilities represented the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process.  Liabilities subject to compromise also included certain items, such as qualified defined benefit pension and retiree medical obligations that were assumed under the Plan of Reorganization, and as such, have been recorded in liabilities under the Reorganized Smurfit-Stone.

We rejected certain executory contracts and unexpired leases with respect to our operations with the approval of the Bankruptcy Courts.  Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and were classified as liabilities subject to compromise.

Liabilities subject to compromise at December 31, 2009 consisted of the following:

Predecessor
December 31, 2009

Unsecured debt	$2,439
Accounts payable	339
Interest payable	47
Retiree medical obligations	176
Pension obligations	1,136
Unrecognized tax benefits	46
Executory contracts and leases	72
Other	17
Liabilities subject to compromise	$4,272

For information regarding the discharge of liabilities subject to compromise, see Note 1 of the Notes to Consolidated Financial Statements - Fresh Start Accounting.

Fresh Start Accounting

In accordance with ASC 852, we adopted fresh start accounting as of the close of business on June 30, 2010, because the reorganization value of the assets of the Predecessor Company immediately before the date of confirmation of the Plan of Reorganization was less than the total of all post-petition liabilities and allowed claims, and the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan of Reorganization received less than 50 percent of the voting shares of the Successor Company.  Upon adoption of fresh start accounting, the Company became a new entity for financial reporting purposes reflecting the Successor capital structure. As such, a new accounting basis in the identifiable assets and liabilities assumed was established with no retained earnings or accumulated other comprehensive income (loss) (OCI).  The Successor consolidated balance sheet as of June 30, 2010 reflects the implementation of the Plan of Reorganization, including discharge of liabilities subject to compromise and the adoption of fresh start accounting.  The Predecessor results of operations of the Company for the three and six months ended June 30, 2010 include gains related to the plan effects and fresh start accounting adjustments.

RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In the accompanying analysis of financial information, we use the financial measures “adjusted net income (loss) attributable to common stockholders” (adjusted net income (loss)), “adjusted net income (loss) per diluted share attributable to common stockholders” (adjusted net income (loss) per diluted share), “EBITDA” and “adjusted EBITDA” which are derived from our consolidated financial information but are not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). These measures are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules.  Adjusted net income (loss) and adjusted net income (loss) per diluted share are non-GAAP financial measures that exclude from net income (loss) attributable to common stockholders the effects of reorganization items (income) expense, debtor-in-possession financing costs, alternative fuel mixture tax credits, loss on early extinguishment of debt, non-cash foreign currency exchange (gains) losses, interest on unsecured debt and restructuring charges.  EBITDA is defined as net income (loss) before (provision for) benefit from income taxes, interest expense, net and depreciation, depletion and amortization.  Adjusted EBITDA is defined as EBITDA adjusted for reorganization items (income) expense, debtor-in-possession financing costs, alternative fuel mixture tax credits, loss on early extinguishment of debt, non-cash foreign currency exchange (gains) losses, gain (loss) on sale of assets, restructuring charges and other adjustments.

We use these supplemental non-GAAP measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors and to establish operational goals and forecasts that are used in allocating resources. These non-GAAP measures of operating results are reported to our board of directors, chief executive officer and our president and chief operating officer and are used to make strategic and operating decisions and assess performance.  These non-GAAP measures are presented to enhance an understanding of our operating results and are not intended to represent cash flows or results of operations.  We also believe these non-GAAP measures are beneficial to investors, potential investors and other key stakeholders, including analysts and creditors who use these measures in their evaluations of our performance from period to period and against the performance of other companies in our industry. Our creditors also use these measures to evaluate our ability to service our debt.  The use of these non-GAAP financial measures is beneficial to these stakeholders because they exclude certain items that management believes are not indicative of the ongoing operating performance of our business, and including them would distort comparisons to our past operating performance.  Accordingly, we have excluded the adjustments, as detailed below, for the purpose of calculating these non-GAAP measures.

The following is an explanation of each of the adjustments that we have made to arrive at these non-GAAP measures for the three and six months ended June 30, 2010 and 2009, as well as the reasons management believes each of these items is not indicative of operating performance:

•                              Reorganization items (income) expense, net of income taxes - These income and expense items are directly related to the process of our reorganizing under Chapter 11 and the CCAA.  The items include gain due to plan effects, gain due to fresh start accounting adjustments, provision for rejected/settled executory contracts and leases, accounts payable settlement gains and professional fees.  These income and expense items are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

•                              Debtor-in-possession financing costs - These expenses were incurred and paid during the first quarter of 2009 in connection with entering into the DIP Credit Agreement.  These expense items are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

•                              Alternative fuel mixture tax credits - These amounts represent an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business, through December 31, 2009, at which time the credit expired.  These items are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

•                              Loss on early extinguishment of debt - These losses represent unamortized deferred debt issuance cost and call premiums charged to expense in connection with our financing activities.  These losses were not considered indicative of ongoing operating performance because they related to specific financing activities and were not used by us to assess our operating performance.

•                              Non-cash foreign currency (gains) losses - The functional currency for our Canadian operations was the U.S. dollar.  Fluctuations in Canadian dollar-denominated monetary assets and liabilities resulted in non-cash gains or losses.  We excluded the impact of foreign currency exchange gains and losses because the impact of foreign exchange is highly variable and difficult to predict from period to period and is not tied to our operating performance.  These gains or losses are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

•                              Interest on unsecured debt - These amounts represent the post-petition interest accrued on unsecured debt from the time of our bankruptcy filing, which was stayed and not paid as a result of the bankruptcy proceedings.  In the fourth quarter of 2009, we concluded it was not probable that interest expense that was accrued from the Petition Date through November 30, 2009, would be an allowed claim.  This expense was not considered indicative of our ongoing operating performance and was excluded by management in assessing our operating performance.

•                              Restructuring charges - These adjustments represent the write-down of assets, primarily property, plant and equipment, to estimated net realizable values, the acceleration of depreciation for equipment to be abandoned or taken out of service, severance costs and other costs associated with our restructuring activities. These income and expense items were not considered indicative of our ongoing operating performance and were excluded by management in assessing our operating performance.

•                              Gain (loss) on sale of assets - These amounts represent gains and losses we recognized related to the sale of non-strategic assets.  These gains and losses were not considered indicative of ongoing operating performance and were excluded by management in assessing our operating profit.

•                              Other - These adjustments principally represent amounts accrued under our 2009 long-term incentive plan.  These income and expense items were not considered indicative of our ongoing operating performance and were excluded by management in assessing our operating performance.

Adjusted net income (loss), adjusted net income (loss) per diluted share, EBITDA and adjusted EBITDA have certain material limitations associated with their use as compared to net income (loss).  These limitations are primarily due to the exclusion of certain amounts that are material to our consolidated results of operations, as discussed above.  In addition, these adjusted net income (loss) and EBITDA measures may differ from adjusted net income (loss) and EBITDA calculations of other companies in our industry, limiting their usefulness as comparative measures.  Because of these limitations, adjusted net income (loss), adjusted net income (loss) per diluted share, EBITDA and adjusted EBITDA should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP.  We compensate for these limitations by relying primarily on our GAAP results and using adjusted net income (loss), adjusted net income (loss) per diluted share, EBITDA and adjusted EBITDA only as supplemental measures of our operating performance.  The presentation of this additional information is not meant to be considered in isolation or as a substitute for financial statements prepared in accordance with GAAP.

We believe that providing these non-GAAP measures in addition to the related GAAP measures provides investors greater transparency to the information our management uses for financial and operational decision-making and allows investors to see our results as management sees them. We also believe that providing this information better enables investors to understand our operating performance and to evaluate the methodology used by our management to evaluate and measure our operating performance, and the methodology and financial measures used by our board of directors to assess management’s performance.

The following financial presentation includes a reconciliation of net income (loss) attributable to common stockholders and net income (loss) per diluted share attributable to common stockholders, the most directly comparable GAAP financial measures, to adjusted net income (loss) and adjusted net income (loss) per diluted share, respectively.  A reconciliation of net income (loss) to EBITDA and adjusted EBITDA is also presented.

Reconciliation to GAAP Financial Measures

	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2010	2009	2010	2009

Net income (loss) attributable to common stockholders (GAAP)	$1,411	$155	$1,320	$(62)
Reorganization items (income) expense, net of income taxes	(1,419)	39	(1,378)	93
Debtor-in-possession financing costs				63
Alternative fuel mixture tax credits		(276)	(11)	(276)
Loss on early extinguishment of debt				20
Non-cash foreign currency exchange (gains) losses	(9)	2	(3)	(1)
Interest on unsecured debt		48		83
Restructuring charges	19	11	15	24
Adjusted net income (loss) attributable to common stockholders	$2	$(21)	$(57)	$(56)

Net income (loss) per diluted share attributable to common stockholders (GAAP)	$5.41	$0.60	$5.07	$(0.24)
Reorganization items (income) expense, net of income taxes	(5.44)	0.15	(5.28)	0.36
Debtor-in-possession financing costs				0.24
Alternative fuel mixture tax credits		(1.07)	(0.04)	(1.07)
Loss on early extinguishment of debt				0.08
Non-cash foreign currency exchange (gains) losses	(0.03)	0.01	(0.01)
Interest on unsecured debt		0.19		0.32
Restructuring charges	0.07	0.04	0.06	0.09
Adjusted net income (loss) per diluted share attributable to common stockholders	$0.01	$(0.08)	$(0.20)	$(0.22)

Net income (loss) (GAAP)	$1,413	$158	$1,324	$(56)
(Benefit from) provision for income taxes	(199)	4	(199)	5
Interest expense net	10	74	23	145
Depreciation, depletion and amortization	83	92	168	182
EBITDA	1,307	328	1,316	276
Reorganization items (income) expense	(1,219)	39	(1,178)	93
Debtor-in-possession financing costs				63
Alternative fuel mixture tax credits		(276)	(11)	(276)
Loss on early extinguishment of debt				20
Non-cash foreign currency exchange (gains) losses	(9)	2	(3)	(1)
Restructuring charges	19	11	15	24
Gain (loss) on sale of assets				1
Other	4	(1)	9	1
Adjusted EBITDA	$102	$103	$148	$201

Overview

We had net income attributable to common stockholders of $1,411 million, or $5.41 per diluted share, for the second quarter of 2010 compared to net income of $155 million, or $0.60 per diluted share, for the second quarter of 2009.  The 2010 results were positively impacted by income on reorganization items, net, of $1,219 million, lower interest expense compared to the second quarter of 2009 of $64 million, and an income tax benefit of $200 million related to income on reorganization items.  These benefits were partially offset by lower other operating income related to the alternative fuel tax credit of $276 million received in 2009.

We had an operating loss of $6 million for the second quarter of 2010, compared to operating income of $271 million in the second quarter of 2009.  The second quarter of 2010 operating loss was positively impacted by higher average selling prices for containerboard and reduced market-related downtime, which were partially offset by higher costs for reclaimed fiber.  The second quarter of 2009 was positively impacted by other operating income of $276 million related to the alternative fuel tax credits.

We had adjusted net income available to common stockholders of $2 million, or $0.01 per diluted share, for the second quarter of 2010 compared to an adjusted net loss of $21 million, or $0.08 per diluted share, for the second quarter of 2009. Adjusted EBITDA for the second quarter of 2010 was $102 million compared with $103 million in the second quarter of 2009.

For the six months ended June 30, 2010, we had net income attributable to common stockholders of $1,320 million, or $5.07 per diluted share, compared to a net loss of $62 million, or $0.24 per diluted share, for the same period last year.  The 2010 results were positively impacted by income on reorganization items, net, of $1,178 million, lower interest expense compared to 2009 of $122 million, an income tax benefit of $200 million related to income on reorganization items, lower debtor-in-possession debt issuance costs of $63 million and a lower loss on early extinguishment of debt of $20 million.  These benefits were partially offset by lower other operating income compared to 2009 of $265 million related to the alternative fuel tax credits.

We had an operating loss of $37 million for the six months ended June 30, 2010, compared to operating income of $265 million for the same period last year.  The 2010 operating loss was positively impacted by higher average selling prices for containerboard and reduced market-related downtime, which were offset by higher costs for reclaimed fiber and lower average sales prices for corrugated containers.  The 2009 operating profit was positively impacted by other operating income of $276 million related to the alternative fuel tax credits.

For the six months ended June 30, 2010, we had an adjusted net loss attributable to common stockholders of $57 million, or $0.20 per diluted share, compared to an adjusted net loss of $56 million, or $0.22 per diluted share, for the same period last year. Adjusted EBITDA for the six months ended June 30, 2010 was $148 million compared with $201 million for the six months ended June 30, 2009.

We expect our operating performance in the third quarter of 2010 to improve compared to the second quarter of 2010 due to higher selling prices for containerboard and corrugated containers and lower maintenance costs related to a decrease in maintenance downtime.  In the third quarter of 2010, we expect increased shipments of corrugated containers and higher production of containerboard.

Reorganization Items Income (Expense), Net

Reorganization items income of $1,219 million and $1,178 million, for the three and six months ended June 30, 2010, respectively, include a gain from the bankruptcy emergence plan effects of $580 million and a gain on fresh start accounting adjustments of $742 million, which were partially offset by other reorganization charges including provision for rejected/settled executory contracts and leases and professional fees.  The gain due to plan effects represents the net gains recorded as a result of implementing the Plan of Reorganization including eliminating approximately $2,439 million of debt.  The gain due to fresh start accounting represents the net gains recognized as a result of adjusting all assets and liabilities to fair value.  See Note 1 of the Notes to Consolidated Financial Statements.

Alternative Fuel Tax Credit

The U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business through December 31, 2009, at which time the credit expired.  In May 2009, we were notified that our registration as an alternative fuel mixer was approved by the Internal Revenue Service.  We subsequently submitted refund claims of approximately $654 million for 2009 related to production at ten of our U.S. mills.  We received refund claims of $595 million in 2009 and $59 million during the first quarter of 2010.  During 2009, we recorded other operating income of $633 million, net of fees and expenses, in our consolidated statements of operations related to this matter, of which we recorded $276 million during the second quarter of 2009.  In March 2010, we recorded other operating income of $11 million relating to an adjustment of refund claims submitted in 2009.  We expect to receive the refund claim in the fourth quarter of 2010.

Restructuring Activities

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce cost.  These actions will subject us to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, severance costs and other closing costs.

During the second quarter of 2010, we closed three converting facilities and sold one previously closed facility.  We recorded restructuring expense of $19 million.  Restructuring charges included non-cash charges of $11 million related to the acceleration of depreciation for converting equipment abandoned or taken out of service.  The remaining charges of $8 million were primarily for severance and benefits, and lease commitments.  As a result of the closures in the second quarter of 2010 and other ongoing initiatives, we reduced our headcount by approximately 140 employees.

For the six months ended June 30, 2010, we closed four converting facilities and sold five previously closed facilities.  As a result of the closures in the first half of 2010 and other ongoing initiatives, we reduced our headcount by approximately 900 employees.  We recorded restructuring expense of $15 million, including an $11 million gain related to the sale of previously closed facilities, of which $8 million resulted from the legal release of environmental liability obligations.  Restructuring charges included non-cash charges of $11 million related to the acceleration of depreciation for converting equipment abandoned or taken out of service.  The remaining charges of $15 million were primarily for severance and benefits, and lease commitments.  The net sales of the closed converting facilities in 2010 prior to closure and for the year ended December 31, 2009 were $21 million and $97 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.

Second Quarter 2010 Compared to Second Quarter 2009

	Predecessor
	Three months ended June 30,
	2010		2009
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$1,563	$82	$1,407	$76

Restructuring charges		(19)		(11)
Gain on sale of assets				1
Other operating income				276
Interest expense, net		(10)		(74)
Non-cash foreign currency exchange gains (losses)		9		(2)
Reorganization items income (expense), net		1,219		(39)
Corporate expenses and other (Note 1)		(67)		(65)
Income before income taxes		$1,214		$162

Note 1: Amounts include corporate expenses and other expenses not allocated to operations.

Net sales increased 11.1% in the second quarter of 2010 compared to last year.  Net sales were positively impacted by $54 million in 2010 as a result of higher third-party sales volume of containerboard and corrugated containers. Third party shipments of containerboard were higher due primarily to stronger demand in the domestic market.  Net sales were also favorably impacted by higher average selling prices ($102 million) for containerboard and reclaimed material. The average price for old corrugated containers (OCC) increased approximately $90 per ton compared to last year.

Our containerboard mills operated at 97.1% of capacity in the second quarter of 2010, compared to 85.0% of capacity in the second quarter of 2009.  As a result of less market related downtime, containerboard production was 3.2% higher compared to last year despite the closure of two containerboard mills in December 2009.  Production of kraft paper decreased 7.1% compared to last year due primarily to maintenance downtime in the second quarter of 2010.  Total tons of fiber reclaimed and brokered increased 14.7% compared to last year due to higher demand.

Cost of goods sold as a percent of net sales in the second quarter of 2010 was 90.0%, compared to 89.3% last year.  Cost of goods sold increased from $1,256 million in the second quarter of 2009 to $1,407 million in second quarter of 2010 due primarily to higher costs of reclaimed material ($114 million) in the second quarter of 2010.

Selling and administrative expense decreased $3 million in the second quarter of 2010 compared to the second quarter of 2009 primarily due to cost reduction efforts.

Interest expense, net was $10 million in the second quarter of 2010.  The $64 million decrease compared to the second quarter of 2009 was impacted by the discontinuation of recording interest on unsecured debt ($50 million), lower average borrowings ($9 million) and $5 million in other interest expense reductions, including negotiated settlements on default interest rates.  Since the Petition Date, we discontinued interest payments on our unsecured notes and certain other unsecured debt.  The lower average borrowings were primarily due to the repayment of the DIP Credit Facility.  Our overall average effective interest rate in the second quarter of 2010 was lower than the second quarter of 2009 by 2.54%.  For additional information on the discontinuation of recording interest on unsecured debt, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bankruptcy Proceedings — Financial Reporting Considerations — “Reorganization Items.”

In the second quarter of 2010, we recorded non-cash foreign currency exchange gains of $9 million compared to losses of $2 million for the same period in 2009.

During the three months ended June 30, 2010, we recorded a $199 million income tax benefit primarily due to the $200 million income tax benefit related to the effects of the plan of reorganization which principally includes adjustments for cancellation of indebtedness, valuation allowances and unrecognized tax benefits.  During the three months ended June 30, 2009, we recorded a provision for income taxes of $4 million for U.S. alternative minimum income taxes, state and local taxes, Canadian withholding taxes and interest on unrecognized tax benefits previously recorded.  For additional information on income taxes see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Taxes.”

Six Months 2010 Compared to Six Months 2009

	Predecessor
	Six months ended June 30,
	2010		2009
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$3,024	$116	$2,778	$142

Restructuring charges		(15)		(24)
Gain (loss) on sale of assets				(1)
Other operating income		11		276
Interest expense, net		(23)		(145)
Debtor-in-possession debt issuance costs				(63)
Loss on early extinguishment of debt				(20)
Non-cash foreign currency exchange gains (losses)		3		1
Reorganization items income (expense), net		1,178		(93)
Corporate expenses and other (Note 1)		(145)		(124)
Income (loss) before income taxes		$1,125		$(51)

Note 1: Amounts include corporate expenses and other expenses not allocated to operations.

Net sales increased 8.9% in the first six months of 2010 compared to last year.  Net sales were positively impacted by $161 million in the first six months of 2010 as a result of higher third-party sales volume of containerboard, corrugated containers and reclaimed fiber.  Third party shipments of containerboard were higher due primarily to stronger demand in both the domestic and export market.  Net sales were also favorably impacted by higher average selling prices ($85 million) for containerboard and reclaimed material. The average price for old corrugated containers (OCC) increased approximately $100 per ton compared to last year.

Our containerboard mills operated at 98.9% of capacity in the first six months of 2010, compared to 83.7% in the first six months of 2009.  As a result of less market related downtime, containerboard production was 6.8% higher compared to last year despite the closure of two containerboard mills in December 2009.  Production of kraft paper increased 17.0% compared to last year due primarily to higher demand and no market related downtime in 2010.  Total tons of fiber reclaimed and brokered increased 14.7% compared to last year due to higher demand.

Cost of goods sold as a percent of net sales in the first six months of 2010 was 91.4%, compared to 89.0% for the first six months of 2009.  Cost of goods sold increased from $2,473 million in 2009 to

$2,763 million in 2010 due primarily to higher costs of reclaimed material ($246 million) in the first six months of 2010.

Selling and administrative expense increased $3 million in the first six months of 2010 compared to the first six months of 2009 primarily due to amounts accrued under our 2009 long-term incentive plan.

During the six months ended June 30, 2010, we recorded other operating income of $11 million, net of expected fees, related to the alternative fuel tax credit compared to $276 million for the same period last year.

Interest expense, net was $23 million in the first half of 2010.  The $122 million decrease compared to the first half of 2009 was impacted by the discontinuation of recording interest on unsecured debt ($98 million), lower average borrowings ($16 million), lower average interest rates ($3 million) and $5 million in other interest expense reductions, including negotiated settlements on default interest rates.  Since the Petition Date, we discontinued interest payments on our unsecured notes and certain other unsecured debt.  The lower average borrowings were primarily due to the repayment of the DIP Credit Facility.  Our overall average effective interest rate in the first half of 2010 was lower than the first half of 2009 by 2.15%.  For additional information on the discontinuation of recording interest on unsecured debt, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bankruptcy Proceedings — Financial Reporting Considerations — “Reorganization Items.”

In the first six months of 2009, we recorded debtor-in-possession debt issuance costs of $63 million in connection with entering into the DIP Credit Agreement.

In the first six months of 2009, we recorded a loss on early extinguishment of debt of $20 million for the non-cash write-off of deferred debt issuance cost related to the Stevenson, Alabama mill industrial revenue bonds, which were repaid.

In the first six months of 2010, we recorded non-cash foreign currency exchange gains of $3 million compared to gains of $1 million for the same period in 2009.

During the six months ended June 30, 2010, we recorded a $199 million income tax benefit primarily due to the $200 million income tax benefit related to the effects of the plan of reorganization which principally includes adjustments for cancellation of indebtedness, valuation allowances and unrecognized tax benefits.  During the six months ended June 30, 2009, we recorded a provision for income taxes of $5 million for U.S. alternative minimum income taxes, state and local taxes, Canadian withholding taxes and interest on unrecognized tax benefits previously recorded.  For additional information on income taxes see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Taxes.”

Statistical Data

	Predecessor
	Three months ended June 30,		Six months ended June 30,
(In thousands of tons, except as noted)	2010	2009	2010	2009
Mill production
Containerboard (1)	1,545	1,497	3,130	2,932
Kraft paper	26	28	55	47
Market pulp	72	76	134	142
SBL	31	32	66	65
North American corrugated containers sold (billion sq. ft.)	17.3	16.7	33.7	33.3
Fiber reclaimed and brokered	1,468	1,280	2,891	2,521

(1) For the three months ended June 30, 2010 and 2009, our corrugated container plants consumed 1,149,000 tons and 1,112,000 tons of containerboard, respectively.  For the six months ended June 30, 2010 and 2009, our corrugated container plants consumed 2,265,000 tons and 2,247,000 tons of containerboard, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had unrestricted cash and cash equivalents of $340 million compared to $704 million at December 31, 2009.  The cash effects of the Plan of Reorganization were $392 million.  See Note 1 of the Notes to Consolidated Financial Statements - Fresh Start Accounting.  Related to our Plan of Reorganization, our long-term debt was reduced from $3,793 million at December 31, 2009 to $1,194 million at June 30, 2010.  As of June 30, 2010, the amount available for borrowings under the ABL Revolving Facility after considering outstanding letters of credit was $489 million.

The following table summarizes our cash flows for the six months ended June 30:

(In millions)	2010	2009
Net cash provided by (used for):
Operating activities	$(85)	$492
Investing activities	(73)	(80)
Financing activities	(206)	52
Net increase (decrease) in cash	$(364)	$464

Net Cash Provided By (Used For) Operating Activities

The net cash provided by operating activities for the six months ended June 30, 2010 was lower compared to the same period in 2009 due primarily to lower alternative fuel tax credit receipts of $146 million, operating cash payments under the Plan of Reorganization of $202 million, lower segment profits of $26 million and unfavorable working capital changes of $20 million.  Working capital, principally accounts payable, was favorably impacted in the first half of 2009 by the stay of payment of liabilities subject to compromise resulting from the bankruptcy filings.  The first six months of 2010 was favorably impacted by a reduction of $48 million in the receivable for alternative fuel tax credits.

Net Cash Provided By (Used For) Investing Activities

Net cash used for investing activities was $73 million for the six months ended June 30, 2010.  Expenditures for property, plant and equipment were $83 million for the first six months of 2010, compared to $69 million for the same period last year.  The amount expended for property, plant and equipment in the first six months of 2010 was principally for projects related to upgrades, cost reductions and ongoing initiatives.  The net proceeds from sales of previously closed facilities were $10 million in the first six months of 2010 compared to $4 million in the first six months of 2009.  Advances to affiliates, net in the first half of 2009 of $15 million is principally related to funding an obligation pertaining to a guarantee for a previously non-consolidated affiliate.

Net Cash Provided By (Used For) Financing Activities

Net cash used for financing activities for the six months ended June 30, 2010 was $206 million.  At emergence from bankruptcy on June 30, 2010, we obtained proceeds of $1,188 million (net of $12 million original issue discount) under the Term Loan Facility, which together with available cash, were used to repay our outstanding secured indebtedness under our pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Plan of Reorganization, including $32 million for debt issuance cost related to our Exit Credit Facilities.  The net cash used for financing activities also included an additional $15 million for debt issuance costs which were paid prior to emergence.

Net cash provided by financing activities for the six months ended June 30, 2009 was $52 million.  Proceeds from the DIP Credit Agreement of $440 million were used to terminate our receivables securitization programs and repay all indebtedness outstanding under the programs of $385 million.  Debt issuance cost of $63 million was incurred and paid with the proceeds and available cash.  In addition, letters of credit in the amount of $71 million were drawn on to fund obligations principally related to non-qualified pension plans, commodity derivative instruments and a guarantee for a previously non-consolidated affiliate which increased borrowings under our credit agreement.

Exit Credit Facilities

On February 16, 2010, the U.S. Court granted the motion and authorized us and certain of our affiliates to enter into the Term Loan Facility.  On the same date, the U.S. Court also granted our February 3, 2010 motion seeking approval to enter into a commitment letter and fee letters for an asset-based revolving credit facility (the ABL Revolving Facility) (together with the Term Loan Facility, the Exit Credit Facilities).  Based on such approvals, on February 22, 2010, we and certain of our subsidiaries entered into the Term Loan Facility that provides for an aggregate term loan commitment of $1,200 million.  In addition, we entered into the ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche), on April 15, 2010.  The ABL Revolving Facility includes a $150 million sub-limit for letters of credit.

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

On June 30, 2010, the Term Loan Facility was funded and borrowings became available under the ABL Revolving Facility.   The proceeds of the borrowings under the Term Loan Facility of $1,200 million, together with available cash, were used to repay our outstanding secured indebtedness under our pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Plan of Reorganization.  On June 30, 2010 we had no borrowings under the ABL Revolving Facility.  Borrowings under the ABL Revolving Facility are available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes.  As of June 30, 2010, our borrowing base under the ABL Revolving Facility was $586 million and the amount available for borrowings after considering outstanding letters of credit was $489 million.

For additional information on the Exit Credit Facilities, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bankruptcy Proceedings — Plan of Reorganization and Exit Credit Facilities — “Exit Credit Facilities.”

Future Cash Flows

We have recorded approximately $94 million for professional fees and other emergence fees and expenses related to our reorganization that are expected to be paid principally in the third quarter of 2010.  See Note 1 of the Notes to Consolidated Financial Statements.

We recorded restructuring charges of $15 million during the first six months of 2010, including an $11 million gain related to the sale of previously closed facilities of which $8 million resulted from the release of legal environmental liability obligations.  Restructuring charges included non-cash charges of $11 million related to the acceleration of depreciation for converting equipment abandoned or taken out of service.  The remaining charges of $15 million were principally for severance and benefits.  During the six months ended June 30, 2010, we incurred cash expenditures of $11 million for these exit liabilities.  The remaining exit liabilities are expected to be paid principally in the third quarter of 2010.

At December 31, 2009, we had $54 million of exit liabilities related principally to restructuring activities.  During the six months ended June 30, 2010, we incurred cash expenditures of $23 million for these exit liabilities.  The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

In March 2010, we recorded other operating income of $11 million relating to an adjustment of refund claims for the alternative fuel tax credit submitted in 2009.  We expect to receive the refund claim in the fourth quarter of 2010.

In the first six months of 2010, we contributed approximately $14 million to our defined benefit plans.

Pension Plan Contributions

At June 30, 2010, the qualified defined benefit plans, which were assumed under the Plan of Reorganization, were underfunded by approximately $1,450 million.  We currently estimate that our minimum required cash contributions under the U.S. and Canadian qualified pension plans will be approximately $95 million in 2010 and in the range of $235 million to $305 million annually in 2011 through 2015.  Projected pension contributions assume we elect funding relief under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, enacted in June 2010.  The actual required amounts and timing of such future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets.

INCOME TAXES

We recorded a net tax benefit of $199 million for the three and six months ended June 30, 2010.  This includes $200 million of net benefit related to the effects of the Plan of Reorganization, which includes adjustments for valuation allowance ($427 million benefit), unrecognized tax benefits ($39 million benefit) and cancellation of indebtedness and other plan effects ($266 million provision).

Certain debt obligations of ours were discharged upon emergence from bankruptcy.  Discharge of a debt obligation for an amount less than the adjusted issue price generally creates cancellation of indebtedness income (CODI), which must be included in taxable income.  However, CODI is excluded from taxable income for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the court or pursuant to a plan of reorganization approved by the court.  The Plan of Reorganization filed by us enabled us and our debtor subsidiaries to qualify for this bankruptcy exclusion rule.  Based upon current projections, the CODI triggered by discharge of debt under the Plan of Reorganization will not create current taxable income, but will reduce our net operating losses (NOLs) for the year of discharge and net operating loss carryforwards.  None of our other U.S. income tax attributes are expected to be reduced.

Pursuant to the Plan of Reorganization, the assets of all Canadian subsidiaries were sold to a new wholly-owned Canadian subsidiary for fair value.  All pre-emergence Canadian subsidiaries will be liquidated in accordance with the Plan of Reorganization and all pre-emergence Canadian income tax attributes will be eliminated following their dissolution.

Due to the effects of the Plan of Reorganization, we concluded it is more likely than not that the majority of deferred income tax assets will be realized.  Management considered the reversal of deferred tax liabilities in making this assessment.  As a result, we recognized an income tax benefit for release of pre-emergence valuation allowance on our net deferred tax assets in the U.S. and Canada.  At June 30, 2010, a valuation allowance remains in place related to certain state NOLs.

As previously reported, we entered into an agreement with the Canada Revenue Agency and other provincial tax authorities that took effect upon our emergence from bankruptcy.  This agreement settled the open Canadian income tax matters through January 26, 2009.  As a result of this agreement, we reported a $39 million net income tax benefit for the three and six months ended June 30, 2010 related to the final settlement of the Canadian tax claims and the release of the previously accrued unrecognized tax benefits related to the Canadian audit.

Based on our current tax position that the alternative fuel mixture credits are not taxable, we increased the tax value of our federal NOL carryforwards by $254 million during the three and six months ended June 30, 2010.  A reserve of $254 million was recorded related to this unrecognized tax benefit.

At June 30, 2010, we had federal NOL carryforwards net of unrecognized tax benefits of $722 million, with a tax value of $253 million.  We had NOL carryforwards for state purposes with a tax value of $61 million.  Additionally, we had $68 million of alternative minimum tax credit carryforwards and $6 million of other federal and state tax credit carryforwards available.

As a result of the issuance of new common shares upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the Internal Revenue Code, which can impose annual limitations on utilization of NOLs and tax credits.  We do not expect the provisions of Section 382 to significantly limit our ability to utilize NOLs or tax credits in the carryforward periods.

At June 30, 2010, the other significant components of deferred income taxes were related to property, plant and equipment (liability of $1,119 million), pension and postretirement benefits (assets of $511 million) and inventories (liability of $85 million).

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

In January 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.  Termination fair values were calculated based on the potential settlement value.  Our termination value related to our remaining derivative liabilities was approximately $59 million.  These derivative liabilities were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition at which time these liabilities were adjusted through OCI for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting.  Subsequently, the amounts adjusted through OCI were recorded in earnings when the underlying transaction was recognized or when the underlying transaction was no longer expected to occur.  As of June 30, 2010, all amounts in OCI have been recognized through earnings.  On June 30, 2010, the derivative contract termination liabilities of $59 million were paid in connection with our emergence from our Chapter 11 and CCAA bankruptcy proceedings.  See Note 10 of the Notes to Consolidated Financial Statements.

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

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar.  Assets and liabilities outside the United States are primarily located in Canada.  Through June 30, 2010, the functional currency for our Canadian operations was the U.S. dollar.  Our investments in foreign subsidiaries with a functional currency other than the U.S. dollar are not hedged.

We used financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  The Canadian dollar as of June 30, 2010, compared to December 31, 2009, weakened 1.3% against the U.S. dollar.  We recognized non-cash foreign currency exchange gains of $3 million for the six month period ended June 30, 2010 compared to gains of $1 million for the same period in 2009.

Interest Rate Risk

Our earnings and cash flow are significantly affected by the amount of interest on our indebtedness.  Upon emergence, our financing arrangements include variable rate debt.  A change in the interest rate on the variable rate debt will impact interest expense and cash flows.  Our objective is to mitigate interest rate volatility and reduce or cap interest expense within acceptable levels of market risk.  We may enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within Company policy.  Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge.

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

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On January 26, 2009, we and our U.S. and Canadian subsidiaries filed the Chapter 11 Petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Court.  On the same day, our Canadian subsidiaries also filed the Canadian Petition under the CCAA in the Canadian Court.  Our operations in Mexico and Asia were not included in the filings and continued to operate outside of the Chapter 11 and CCAA processes.  On June 21, 2010, the U.S. Court entered the Findings of Fact, Conclusions of Law and Order Confirming the Joint Plan for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors (the Confirmation Order), which approved and confirmed the Plan of Reorganization.  On June 30, 2010 (the Effective Date), the Plan of Reorganization became effective and the Debtors consummated their reorganization through a series of transactions contemplated by the Plan of Reorganization and emerged from Chapter 11 bankruptcy proceedings.  See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Bankruptcy Proceedings.”

In January 2009, the Company settled two putative class action cases filed in California state court on behalf of current and former hourly employees at the Company’s California corrugated container facilities.  These cases alleged violations of the California on-duty meal break and rest period statutes.  The court approved a settlement for a total of approximately $9 million for both cases on January 21, 2009.  The cases were satisfied as unsecured claims in the Company’s bankruptcy proceedings.

ITEM 1A.       RISK FACTORS

The “Bankruptcy Related Risk Factors” as disclosed in our 2009 Form 10-K are no longer applicable upon our emergence from bankruptcy proceedings.  There are no material changes to the “Other Risk Factors” as disclosed in our 2009 Form 10-K.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Plan of Reorganization, on the Effective Date, the Company issued an aggregate of 89,854,782 shares of Common Stock, par value $.001 per share, comprised of the following:

•      71,638,902 shares to holders of Prepetition Notes;

•      5,659,876 shares to holders of Industrial Revenue Bonds;

•      2,172,166 shares to holders of SSCC Preferred Interests;

•      2,171,935 shares to holders of SSCC Common Interests; and

•      8,211,903 shares to holders of General Unsecured Claims, other than Prepetition Notes, Industrial Revenue Bonds, SSCC Preferred Interests and SSCC Common Interests

Subsequent to the Effective Date and to complete the initial distribution, the Company issued an aggregate of 1,159,407 shares of the Common Stock pursuant to the Plan of Reorganization.

The Company relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) the issuance of the Common Stock.  Section 1145(a)(1) of the Bankruptcy Code exempts the offer and sale of securities under a plan of reorganization from registration under Section 5 of the Securities Act and state laws if three principal requirements are satisfied:

•      the securities must be issued under a plan of reorganization by the debtor, its successor under a plan or an affiliate participating in a joint plan of reorganization with the debtor;

•      the recipients of the securities must hold a claim against, an interest in, or a claim for administrative expense in the case concerning the debtor or such affiliate; and

•      the securities must be issued either (i) in exchange for the recipient’s claim against, interest in or claim for administrative expense in the case concerning the debtor or such affiliate or (ii) “principally” in such exchange and “partly” for cash or property.

All of these shares were issued in connection with the Plan of Reorganization, and the Company did not receive any proceeds in connection with the issuance of the shares described above.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.        RESERVED

ITEM 5.        OTHER INFORMATION

(b)                   There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

ITEM 6.        EXHIBITS

The following exhibits are included in this Form 10-Q:

2.1                   Joint Plan of Reorganization for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors, as confirmed by the Bankruptcy Court on June 21, 2010 (incorporated by reference to Exhibit 2.1 to Old SSCC’s Current Report on Form 8-K dated June 22, 2010 (File No. 0- 23876)).

3.1                   Amended and Restated By-Laws of Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

3.2                   Amended and Restated Certificate of Incorporation of Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-167897)).

10.1                 Agreement and Plan of Merger, dated as of June 30, 2010, between Smurfit-Stone Container Corporation and Smurfit-Stone Container Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1- 03439)).

10.2                 Asset Purchase Agreement, dated as of June 30, 2010, among Smurfit-Stone Container Canada, L.P., Smurfit-Stone Container Canada Inc., Smurfit-MBI, MBI Limited/Limitée, BC Shipper Supplies Ltd. and Francobec Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.3*               Smurfit-Stone Container Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.4*               Smurfit-Stone Container Corporation 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.5*               Smurfit-Stone Container Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.6*               Amended and Restated Employment Agreement, dated as of June 30, 2010, between the Company and Patrick J. Moore (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.7*               Amended and Restated Employment Agreement, dated as of June 30, 2010, between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.8*               Amended and Restated Executive Retirement Agreement, dated as of June 30, 2010, between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.9*               Amended and Restated Employment Security Agreement, dated as of June 30, 2010, between the Company and Craig A. Hunt (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.10*             Amended and Restated Employment Security Agreement, dated as of June 30, 2010, between the Company and Steven C. Strickland (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.11*             Amended and Restated Employment Security Agreement, dated as of June 30, 2010, between the Company and Paul K. Kaufmann (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.12               Credit Agreement dated as of February 22, 2010 among Smurfit-Stone Container Corporation and Smurfit-Stone Container Enterprises, Inc., as Borrowers, J.P. Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. (DBSI) and Banc of America Securities LLC (BAS) as Joint Bookrunners and Co-Lead Arrangers, DBSI as syndication agent, BAS as documentation agent, and other lenders party thereto (incorporated by reference to Exhibit 10.1 to Old SSCC’s Current Report on Form 8-K dated February 22, 2010 (File No. 0- 23876)).

10.13               ABL Credit Agreement dated as of April 15, 2010 among Smurfit-Stone Container Corporation, Smurfit-Stone Container Enterprises, Inc. and certain of its subsidiaries, as Borrowers, Deutsche Bank AG New York Branch, as Administrative Agent and Security Agent,  Deutsche Bank AG New York Branch, JPMorgan Chase Bank N.A. and General Electric Capital Corporation, as Co-Collateral Agents, Deutsche Bank Securities Inc., J. P. Morgan Securities Inc., GE Capital Markets, Inc., Banc of America Securities, LLC and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Joint Book-Runners, J. P. Morgan Securities Inc., as Syndication Agent, General Electric Capital Corporation, Banc of America Securities, LLC and Wells Fargo Capital Finance, LLC, as Documentation Agents, and The Bank of Nova Scotia and Regions Bank, as Senior Managing Agents, and other lenders party thereto (incorporated by reference to Exhibit 10.1 to Old SSCC’s Current Report on Form 8-K dated April 15, 2010 (File No. 0- 23876))

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

32.1                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                 Order Confirming Joint Plan of Reorganization for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors, as entered by the Bankruptcy Court on June 21, 2010 (incorporated by reference to Exhibit 99.1 to Old SSCC’s Current Report on Form 8-K dated June 22, 2010 (File No. 0- 23876)).

* Indicates a management contract or compensation plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

Date: August 16, 2010	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)