Form 10-Q
period 2010-09-30
SMURFIT-STONE CONTAINER Corp
filed 2010-11-05
CIK 94610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 4, 2010, the registrant had outstanding 91,628,552 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended	Six Months Ended	Nine Months Ended
	September 30,	September 30,	June 30,	September 30,
(In millions, except per share data)	2010	2009	2010	2009
Net sales	$1,634	$1,417	$3,024	$4,195
Costs and expenses
Cost of goods sold	1,344	1,284	2,763	3,757
Selling and administrative expenses	141	137	294	428
Restructuring expenses	7	14	15	38
Loss on disposal of assets		2		3
Other operating income		(179)	(11)	(455)
Operating income (loss)	142	159	(37)	424
Other income (expense)
Interest expense, net	(23)	(72)	(23)	(217)
Debtor-in-possession debt issuance costs				(63)
Loss on early extinguishment of debt				(20)
Foreign currency exchange gains (losses)		(11)	3	(10)
Other, net	2	6	4	10
Income (loss) before reorganization items and income taxes	121	82	(53)	124
Reorganization items income (expense), net	(7)	(16)	1,178	(109)
Income before income taxes	114	66	1,125	15
(Provision for) benefit from income taxes	(49)	2	199	(3)
Net income	65	68	1,324	12
Preferred stock dividends and accretion		(3)	(4)	(9)
Net income attributable to common stockholders	$65	$65	$1,320	$3

Basic earnings per common share
Net income attributable to common stockholders	$0.65	$0.25	$5.12	$0.01
Weighted average shares outstanding	100	257	258	257

Diluted earnings per common share
Net income attributable to common stockholders	$0.65	$0.25	$5.07	$0.01
Weighted average shares outstanding	100	257	261	257

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	September 30,	December 31,
(In millions, except share data)	2010	2009
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$464	$704
Restricted cash		9
Receivables, less allowance of $13 in 2010 and $24 in 2009	750	615
Receivable for alternative energy tax credits	11	59
Inventories
Work-in-process and finished goods	153	105
Materials and supplies	376	347
	529	452
Refundable income taxes	16	23
Prepaid expenses and other current assets	35	43
Total current assets	1,805	1,905
Net property, plant and equipment	4,370	3,081
Deferred income taxes		23
Goodwill	96
Intangible assets, net	76
Other assets	162	68
	$6,509	$5,077
Liabilities and Stockholders’ Equity (Deficit)

Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$16	$1,354
Accounts payable	519	387
Accrued compensation and payroll taxes	165	145
Interest payable	2	12
Other current liabilities	83	164
Total current liabilities	785	2,062
Long-term debt, less current maturities	1,176
Pension and postretirement benefits, net of current portion	1,632
Other long-term liabilities	138	117
Deferred income taxes	352
Total liabilities not subject to compromise	4,083	2,179

Liabilities subject to compromise		4,272
Total liabilities	4,083	6,451

Stockholders’ equity
Successor preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding in 2010
Successor common stock, par value $.001 per share; 150,000,000 shares authorized; 91,062,636 issued and outstanding in 2010
Predecessor preferred stock, aggregate liquidation preference of $126; 25,000,000 shares authorized; 4,599,300 issued and outstanding in 2009		104
Predecessor common stock, par value $.01 per share; 400,000,000 shares authorized; 257,482,839 issued and outstanding in 2009		3
Additional paid-in capital	2,357	4,081
Retained earnings (deficit)	65	(4,883)
Accumulated other comprehensive income (loss)	4	(679)
Total stockholders’ equity (deficit)	2,426	(1,374)
	$6,509	$5,077

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Six Months Ended	Nine Months Ended
	September 30,	June 30,	September 30,
(In millions)	2010	2010	2009
Cash flows from operating activities
Net income	$65	$1,324	$12
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss on early extinguishment of debt			20
Depreciation, depletion and amortization	84	168	273
Debtor-in-possession debt issuance costs			63
Amortization of deferred debt issuance costs and original issue discount	3		5
Deferred income taxes	58	(201)	1
Pension and postretirement benefits	(16)	50	49
Loss on disposal of assets			3
Non-cash restructuring expense		7	6
Non-cash stock-based compensation	5	3	7
Non-cash foreign currency exchange (gains) losses		(3)	10
Gain due to plan effects		(580)
Gain due to fresh start accounting adjustments		(742)
Payments to settle pre-petition liabilities excluding debt		(202)
Non-cash reorganization items		101	65
Change in restricted cash for utility deposits	7	2	(9)
Change in operating assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(7)	(129)	(50)
Receivable for alternative energy tax credits		48	(58)
Inventories	(30)	1	35
Prepaid expenses and other current assets	12	1	(13)
Accounts payable and accrued liabilities	(9)	57	200
Interest payable	(2)	2	128
Other, net	(9)	8	46
Net cash provided by (used for) operating activities	161	(85)	793
Cash flows from investing activities
Expenditures for property, plant and equipment	(39)	(83)	(112)
Proceeds from property disposals	5	10	16
Advances to affiliates, net			(15)
Net cash used for investing activities	(34)	(73)	(111)
Cash flows from financing activities
Proceeds from exit credit facilities		1,200
Original issue discount		(12)
Net borrowings of debtor-in-possession financing			130
Net borrowings (repayments) of long-term debt	(3)	(1,347)	71
Repurchase of receivables			(385)
Debtor-in-possession debt issuance costs			(63)
Debt issuance costs on exit credit facilities and other financing costs		(47)
Net cash used for financing activities	(3)	(206)	(247)

Increase (decrease) in cash and cash equivalents	124	(364)	435
Cash and cash equivalents
Beginning of period	340	704	126
End of period	$464	$340	$561

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

Until its emergence on the Effective Date, the Debtors were operating as debtors-in-possession under the jurisdiction of the U.S. Court and the Canadian Court (the “Bankruptcy Courts”) and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA.  In general, as debtors-in-possession, the Debtors were authorized to continue to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

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

•                  Reorganized Smurfit-Stone filed the Amended and Restated Certificate of Incorporation of the Company, which authorized Reorganized Smurfit-Stone to issue 160,000,000 shares, consisting of 150,000,000 shares of common stock, par value $.001 per share (“Common Stock”) and 10,000,000 shares of preferred stock, par value $.001 per share (“Preferred Stock”).  Reorganized Smurfit-Stone issued or reserved for issuance 100,000,000 shares of Common Stock for distribution to creditors and interest holders pursuant to the Plan of Reorganization;

Under the Plan of Reorganization, the Company issued an aggregate of 91,014,189 shares of Common Stock.  None of the Preferred Stock was issued or outstanding as of the Effective Date;

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

•                  Pursuant to the Plan of Reorganization and after the initial distribution, the Company reserved approximately 9.0 million shares of Common Stock for future distribution to holders of unsecured non-priority claims that were unliquidated or subject to dispute.  On or about October 29, 2010, the Company issued an additional 648,363 shares and cancelled 34,000 shares previously issued in the first distribution, leaving approximately 8.4 million shares of Common Stock held in reserve.  These shares will be distributed as these claims are liquidated or resolved, in accordance with the Plan of Reorganization and Confirmation Order.  To the extent that such unliquidated or disputed claims are settled for less than the number of shares reserved, additional distributions may also be made with respect to previously allowed claims under the terms and conditions of the Plan of Reorganization and Confirmation Order.

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

On June 30, 2010, the Term Loan Facility was funded and borrowings became available under the ABL Revolving Facility.  The proceeds of the borrowings under the Term Loan Facility of $1,200 million, together with available cash, were used to repay the Company’s outstanding secured indebtedness under its pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Plan of Reorganization.  See “Fresh Start Accounting” below for sources and uses of funds.  On September 30, 2010, the Company had no borrowings under the ABL Revolving Facility.  Borrowings under the ABL Revolving Facility are available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes.  As of September 30, 2010, the Company’s borrowing base under the ABL Revolving Facility was $625 million and the amount available for borrowings after considering outstanding letters of credit was $528 million.

As of September 30, 2010, the Company also had available unrestricted cash and cash equivalents of $464 million primarily invested in money market funds at a variable interest rate of 0.18%.

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

The Term Loan bears interest at the Company’s option at a rate equal to: (A) 3.75% plus the alternate base rate (the “Term Loan ABR”) defined as the greater of: (i) the U.S. prime rate, (ii) the overnight federal funds rate plus 0.50%, or (iii) the one month adjusted LIBOR rate plus 1.0%, provided that the

Term Loan ABR shall never be lower than 3.00% per annum, or (B) the adjusted LIBOR rate plus 4.75%, provided that the adjusted LIBOR rate shall never be lower than 2.00% per annum.  The interest rate at September 30, 2010 was 6.75%

The ABL revolver loan (the “ABL Revolver”) matures on June 30, 2014. The Company has the option to borrow at a rate equal to: (A) the base rate, defined as the greater of 2.50% plus:(i) the US Prime Rate, (ii) the overnight federal funds rate plus 0.50% or (iii) LIBOR rate plus 1.0%, or (B) the LIBOR rate plus 3.50% for the first 90 days then 3.25% thereafter, which is the applicable margin as of September 30, 2010. The applicable margin can be adjusted in the future from 2.25% to a rate as high as 2.75% for base loans and 3.25% to a rate as high as 3.75% for LIBOR loans based on the average historical utilization under the ABL Revolving Facility.   The Company will also pay either a 0.50% or 0.75% per annum unused commitment fee based on the average historical utilization under the ABL Revolving Facility.  The ABL Revolving Facility borrowings are subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, less certain reserves.

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

Financial Reporting Considerations

Subsequent to the Petition Date, the Company applied the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”), in preparing the consolidated financial statements.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in reorganization items in the consolidated statements of operations.  In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process were classified on the consolidated balance sheet at December 31, 2009 in liabilities subject to compromise.

Reorganization Items

The Company’s reorganization items directly related to the process of reorganizing the Company under Chapter 11 and the CCAA, and its emergence on June 30, 2010, as recorded in its consolidated statements of operations, consist of the following:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
	2010	2009	2010	2009
Income (Expense)
Provision for rejected/settled executory contracts and leases	$	$(9)	$(106)	$(73)
Professional fees	(7)	(12)	(43)	(44)
Accounts payable settlement gains		5	5	8
Gain due to plan effects			580
Gain due to fresh start accounting adjustments			742
Total reorganization items	$(7)	$(16)	$1,178	$(109)

In addition, an income tax benefit of $200 million related to plan effect adjustments was recorded in the six months ended June 30, 2010.

Professional fees directly related to the reorganization include fees associated with advisors to the Company, the Creditors’ Committee and certain secured creditors.  During the three months ended September 30, 2010, the Company continued to incur costs related to professional fees that are directly attributable to the reorganization.

Net cash paid for reorganization items related to professional fees for the three months ended September 30, 2010 and six months ended June 30, 2010 totaled $30 million and $32 million, respectively, and $9 million and $26 million for the three and nine months ended September 30, 2009, respectively.

Reorganization items exclude employee severance and other restructuring charges recorded during 2009 and 2010.

Interest expense recorded on the Predecessor unsecured debt was zero for the six months ended June 30, 2010, and $49 million and $147 million for the three and nine months ended September 30, 2009, respectively.  Contractual interest expense on unsecured debt was $98 million for the six months ended June 30, 2010.  Under the Plan of Reorganization, interest expense on the unsecured senior notes subsequent to the Petition Date was not paid.  In the fourth quarter of 2009, the Company concluded it was not probable that interest expense on the Predecessor unsecured senior notes subsequent to the Petition Date would be an allowed claim.  As a result, during the fourth quarter of 2009, the Company recorded income in reorganization items for the reversal of accrued post-petition unsecured interest expense and discontinued recording unsecured interest expense.

In addition, in the fourth quarter of 2009, the Company concluded it was not probable that Preferred Stock dividends that were accrued subsequent to the Petition Date would be allowed claims.  Preferred Stock dividends that were accrued post-petition and included in liabilities subject to compromise were reversed in the fourth quarter of 2009.  Preferred Stock dividends in arrears were $13 million at the Effective Date and $9 million as of December 31, 2009.  The Preferred Stock dividends in arrears since the Petition Date are presented in the Predecessor consolidated statements of operations only to reflect preferred stockholders’ rights to dividends over common stockholders and are not reflected in the Preferred Stock value in the December 31, 2009 consolidated balance sheet.

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

The Successor reorganized consolidated balance sheet as of June 30, 2010, included herein, reflects the implementation of the Plan of Reorganization, including the discharge of liabilities subject to compromise and the adoption of fresh start accounting.  The Predecessor results of operations of the Company for the six months ended June 30, 2010 include $1,178 million of reorganization items, net, including a pre-tax emergence gain on plan effects of $580 million, a gain related to fresh start accounting adjustments of $742 million, and other reorganization expenses of $144 million.  In addition, the benefit from income taxes includes a $200 million benefit related to the plan effect adjustments.

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

Prior to emerging from bankruptcy, the Company recorded long-lived storeroom supplies as an inventory item and charged expense when the storeroom item was issued from the storeroom into production. Under fresh start accounting, the Company determined the long-lived storeroom supplies principally represent critical spares which have the physical characteristics of property, plant, and equipment.  As a result, new purchases of long-lived storeroom supplies will be classified as property, plant and equipment on the consolidated balance sheet and depreciated over 12 years.  Upon emergence, the Company included long-lived storeroom supplies with a fair value of approximately $36 million in property, plant and equipment with a depreciable life of 7 years.

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

For property, plant and equipment existing at June 30, 2010, the depreciable lives were revised to reflect the estimated remaining useful lives as follows:

Buildings and leasehold improvements	20 years
Papermill machines	14 years
Major converting equipment	10 – 15 years

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

As a result of adopting fresh start accounting, the Company recorded goodwill of $93 million which represents the excess of reorganization value over amounts assigned to the other assets.  Goodwill allocated to the Company’s Canadian operations is adjusted quarterly to record the effect of currency translation adjustments.

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

(8)         Reinstatement of pension and postretirement obligations, net of settlement.

Reclassification from liabilities subject to compromise	$1,306
Settlement of non-qualified pension liabilities upon emergence	(112)
Successor pension and postretirement benefits	1,194
Less current portion	(15)
Successor pension and postretirement benefits, net of current portion	$1,179

(9)   Represents the disposition of liabilities subject to compromise:

Liabilities subject to compromise discharged at emergence
Unsecured debt	$(2,439)
Accounts payable	(184)
Interest payable	(47)
Non-qualified pension obligations	(110)
Executory contracts and leases and other	(196)
(2,976)

Liabilities subject to compromise paid in cash or reinstated at emergence
Accounts payable	(130)
Retiree medical obligations	(176)
Pension obligations	(1,027)
Unrecognized tax benefits	(45)
(1,378)
$(4,354)

(10)   Reconciliation of enterprise value to determination of equity:

Total enterprise value		$3,295
Plus:	Cash	347
	Expected net proceeds from sale of non-operating assets	10
Less:	Fair value of debt	(1,206)
	Accrued emergence fees and expenses	(94)
Common stock and additional paid-in-capital		$2,352

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

(13)  The adjustments required to report assets and liabilities at fair value under fresh start accounting resulted in a gain of $742 million, which was reported in reorganization items income (expense), net in the consolidated statements of operations for the six months ended June 30, 2010.  The gain includes the write-off of OCI losses of $632 million, resulting in a net impact on retained earnings (deficit) of $110 million.

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

Foreign Currency

Prior to emerging from bankruptcy, the Company’s functional currency for its Canadian operations was the U.S. dollar.  Fluctuations in Canadian dollar monetary assets and liabilities resulted in gains or losses which were credited or charged to income.  Upon emergence, the Company reviewed the primary economic indicators for its Canadian operations under the Reorganized Smurfit-Stone, including cash flow indicators, sales price indicators, sales market indicators, expense indicators, financing indicators and intercompany transactions as required by ASC 830, “Foreign Currency Matters.” Based on its analysis, including current operations and financing availability within Canada, the Company determined the functional currency for its Canadian operations to be the local currency.  As a result, effective July 1, 2010, the assets and liabilities for the Canadian operations are translated at the exchange rate in effect at the balance sheet date and income and expenses are translated at average exchange rates prevailing during the year.  Translation gains or losses are included within stockholders’ equity as part of OCI.

Stock-Based Compensation

Prior to emerging from bankruptcy, the Company used a lattice option pricing model to estimate the fair value of stock options.  The Company elected to use the Black-Scholes valuation method for stock option grants issued during the third quarter 2010 under the Equity Incentive Plan, as it provided a better estimate of fair value because historical patterns for the Successor Company’s common stock have not yet been established, as required for the assumptions used by the lattice model.

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

During the third quarter of 2010, the Company announced the closure of two converting facilities and sold two previously closed facilities.  In addition, the Company initiated a plan to reduce its selling, general and administrative costs, primarily through reductions in its workforce in these functions.  The Company recorded restructuring charges of $7 million, primarily for severance and benefits and reduced its headcount by approximately 460 employees.  The net sales of the announced converting facilities in 2010 prior to closure and for the year ended December 31, 2009 were $48 million and $44 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of approximately $20 million are expected to be recorded in the fourth quarter of 2010, primarily for severance and benefits related to the closure of these facilities and the reductions in the selling and administrative workforce, including charges related to the October 27, 2010 announced resignation of Steven J. Klinger, the Company’s President and Chief Operating Officer, which is effective December 31, 2010.

For the six months ended June 30, 2010, the Company closed four converting facilities and sold five previously closed facilities.  As a result of these closure activities and other ongoing initiatives, the Company reduced its headcount by approximately 900 employees.  The Company recorded restructuring charges of $15 million, including a $12 million gain related to the sale of previously closed facilities, of which $8 million resulted from the legal release of environmental liability obligations.  Restructuring charges included non-cash charges of $11 million related to the acceleration of depreciation for converting equipment abandoned or taken out of service.  The remaining charges of $16 million were for severance and benefits, lease commitments and facility closure costs.  The net sales of these closed converting facilities in 2010 prior to closure and for the year ended December 31, 2009 were $21 million and $97 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.

The Company recorded restructuring charges of $14 million and $38 million for the three and nine months ended September 30, 2009, respectively, which were net of a $2 million gain on the sale of previously closed facilities in the third quarter of 2009.  Restructuring charges included non-cash charges of $4 million and $8 million for the three and nine months ended September 30, 2009, respectively, related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service. The remaining charges were primarily for severance and benefits, including pension settlement costs of $3 million.

The following is a summary of the restructuring liabilities, including the termination of employees and liabilities for environmental and lease commitments at the closed facilities.

	Write-down of Property, Equipment and Inventory to Net Realizable Value	Severance and Benefits	Lease Commitments	Facility Closure Costs	Other	Total
Balance at January 1, 2010 (Predecessor)	$	$34	$1	$19	$	$54

(Income) expense	11	7	4	5	(12)	15
Payments		(28)	(1)	(5)		(34)
Non-cash reduction	(11)	(3)		(8)		(22)
Net gain on sale of assets					12	12
Balance at June 30, 2010 (Successor)		10	4	11		25

Expense		7				7
Payments		(7)	(1)	(2)		(10)
Balance at September 30, 2010 (Successor)	$	$10	$3	$9	$	$22

The $3 million non-cash reduction to severance and benefits is due to the Predecessor Company reclassification of multi-employer pension plan liabilities to liabilities subject to compromise.

5.              Alternative Energy Tax Credits

The U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business through December 31, 2009, at which time the credit expired.  In May 2009, the Company was notified that its registration as an alternative fuel mixer was approved by the Internal Revenue Service.  The Company subsequently submitted refund claims of approximately $654 million for 2009 related to production at ten of its U.S. mills.  The Company received refund claims of $595 million in 2009 and $59 million during the first quarter of 2010.  During the three and nine months ended September 30, 2009, the Company recorded other operating income of $179 million and $455 million, respectively, net of fees and expenses, in its consolidated statements of operations related to this matter.  In March 2010, the Company recorded other operating income of $11 million relating to an adjustment of refund claims submitted in 2009.  The Company expects to receive the $11 million refund claim adjustment in the fourth quarter of 2010.

6.              (Gain) Loss on Disposal of Assets

In September 2009, the Company completed the sale of its Canadian timberlands.  The net proceeds from the sale of approximately $28 million were used to prepay a portion of the Canadian DIP Term Loan.  The Company recorded a pretax loss of $2 million.

7.              Accounts Receivable Securitization Programs

On January 28, 2009, in conjunction with the filing of the Chapter 11 Petition and the Canadian Petition, the accounts receivable securitization programs were terminated and all outstanding receivables previously sold to the non-consolidated financing entities were repurchased with proceeds from borrowings under the DIP Credit Agreement (See Note 1).  The repurchase of receivables of $385 million was included in the cash flows from financing activities in the consolidated statement of cash flows for the nine months ended September 30, 2009.

8.              Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At September 30, 2010, the maximum potential amount of future payments related to these guarantees was approximately $23 million, which decreases ratably over the life of the contracts.  In the event the guarantees on these contracts are called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

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

At June 30, 2010, the qualified defined benefit plans, which were assumed under the Plan of Reorganization, were underfunded by approximately $1,450 million based on actual asset values and the discount rates effective on June 30, 2010.  The weighted average discount rates used at June 30, 2010 for the U.S. and Canadian qualified defined benefit plans were 5.31% and 5.23%, respectively.  The Company currently estimates that its minimum required cash contributions under the U.S. and Canadian qualified pension plans will be approximately $100 million in 2010, of which $31 million and $12 million were paid during the three months ended September 30, 2010 and six months ended June 30, 2010, respectively; and an additional $57 million, which is expected to be paid in the fourth quarter of 2010.  Contributions are expected to be in the range of $235 million to $305 million annually in 2011 through 2015.  Projected pension contributions assume the Company elects funding relief under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, enacted in June 2010.  The actual required amounts and timing of such future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets.

The components of net periodic costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Successor	Predecessor
Defined Benefit Plans	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended June 30, 2010	Nine Months Ended September 30, 2009
Service cost	$10	$8	$15	$19
Interest cost	50	52	106	153
Expected return on plan assets	(46)	(51)	(105)	(150)
Amortization of prior service cost		1	1	2
Amortization of net loss		22	48	64
Special termination benefits charge				9
Settlements		3	1	3
Multi-employer plans		1	3	3
Multi-employer plan adjustments	4		3
Net periodic benefit cost	$18	$36	$72	$103

	Successor	Predecessor
Post Retirement Plans	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended June 30, 2010	Nine Months Ended September 30, 2009
Service cost	$1	$1	$1	$2
Interest cost	2	2	5	7
Amortization of prior service benefit		(1)	(2)	(2)
Amortization of net gain		(1)	(1)	(3)
Net periodic benefit cost	$3	$1	$3	$4

The 2009 special termination benefits charge is due to funding obligations related to certain non-qualified pension plans and is included in reorganization items in the consolidated statements of operations (See Note 1).

The 2010 and 2009 settlement losses are related to closed facilities and are included as part of restructuring charges (See Note 4).

The 2010 multi-employer plan adjustments for the three months ended September 30, 2010, include a $4 million charge related to the withdrawal from a multi-employer pension plan through a collective bargaining agreement.  The 2010 multi-employer plan adjustments for the six months ended June 30, 2010, include a $3 million charge related to settlements of various multi-employer pension plans in connection with the Company’s bankruptcy proceedings and is included in reorganization items in the consolidated statements of operations (See Note 1).

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

The Company has analyzed this legislation to determine the impact of the required plan standard changes on its employee healthcare plans and the resulting costs.  The Company does not expect this legislation to have a material impact on the Company’s consolidated financial statements through 2013.

10.       Derivative Instruments and Hedging Activities

Successor Company

During the three months ended September 30, 2010, the Company entered into foreign currency exchange derivative contracts to minimize the exposure to currency exchange rate fluctuations on a $255 million Canadian dollar denominated inter-company note established upon emergence between a U.S. subsidiary and a Canadian subsidiary, whereby the U.S subsidiary is the lender.  The inter-company note matures on June 29, 2015 and the interest is payable quarterly.  The derivative contracts are monthly or quarterly instruments with a notional amount equal to the inter-company note principal, plus accrued interest.  The derivative contracts are marked-to-market through earnings on a quarterly basis.

For the three months ended September 30, 2010, the Company’s U.S subsidiary recorded a $4 million foreign currency gain (net of tax) in other, net in the consolidated statements of operations related to the revaluation of the inter-company note.

For the three months ended September 30, 2010, the Company recorded a $4 million loss (net of tax) in other, net in the consolidated statements of operations on the settlement of the derivative contracts.

For the three months ended September 30, 2010, the Company recorded an immaterial amount in other, net in the consolidated statements of operations related to the change in fair value of the derivative contracts.

Predecessor Company

On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.  Termination fair values were calculated based on the potential settlement value.  The Company’s termination value related to its remaining derivative liabilities was approximately $59 million.  These derivative liabilities were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition, at which time these liabilities were adjusted through OCI for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting.  Subsequently, the amounts adjusted through OCI were recorded in earnings during the period when the underlying transaction was recognized or when the underlying transaction was no longer expected to occur.  As of June 30, 2010, all amounts in OCI were recognized through earnings.  On June 30, 2010, the derivative contract termination liabilities of $59 million were paid in connection with the Company’s emergence from its Chapter 11 and CCAA bankruptcy proceedings (See Note 1 — Fresh Start Accounting).

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

For the nine months ended September 30, 2009, the Company reclassified a $4 million loss (net of tax) from OCI to cost of goods sold when the hedged items were recognized.  Additionally, the Company reclassified the remaining foreign currency derivative instruments from OCI to cost of goods sold since the underlying transactions were no longer expected to occur, resulting in an additional loss of $2 million (net of tax).

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

For the six months ended June 30, 2010, the Company reclassified a $1 million loss (net of tax) from OCI to interest expense when the hedged items were recognized.  For the three and nine months ended September 30, 2009, the Company reclassified a $1 million loss (net of tax) and a $3 million loss (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.

11.       Income Taxes

Successor Company

The Company recorded an income tax provision of $49 million for the three months ended September 30, 2010.  The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes due primarily to adjustments resulting from reconciling filed tax returns to recorded tax provision, state income taxes, and the effects of foreign tax rates.

Predecessor Company

The Company recorded a net tax benefit of $199 million for the six months ended June 30, 2010.  This included $200 million of net benefit related to the effects of the Plan of Reorganization, which included adjustments for valuation allowance ($427 million benefit), unrecognized tax benefits ($39 million benefit) and cancellation of indebtedness and other plan effects ($266 million provision).

Certain debt obligations of the Company were discharged upon emergence from bankruptcy.  Discharge of a debt obligation for an amount less than the adjusted issue price generally creates cancellation of indebtedness income (“CODI”), which must be included in taxable income.  However, CODI is excluded from taxable income for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the court or pursuant to a plan of reorganization approved by the court.  The Plan of Reorganization filed by the Company enabled it and its debtor subsidiaries to qualify for this bankruptcy exclusion rule.  Based upon current projections, the CODI triggered by discharge of debt under the Plan of Reorganization will not create current taxable income, but will reduce the Company’s net operating losses (“NOLs”) for the year of discharge and net operating loss carryforwards.  None of the Company’s other U.S. income tax attributes are expected to be reduced.

Pursuant to the Plan of Reorganization, the assets of all Canadian subsidiaries were sold to a new wholly-owned Canadian subsidiary for fair value.  All pre-emergence Canadian subsidiaries will be liquidated in accordance with the Plan of Reorganization and all pre-emergence Canadian income tax attributes will be eliminated following their dissolution.

Due to the effects of the Plan of Reorganization, the Company concluded it is more likely than not that the majority of deferred income tax assets will be realized.  Management considered the reversal of deferred tax liabilities in making this assessment.  As a result, the Company recognized an income tax benefit for release of pre-emergence valuation allowance on its net deferred tax assets in the U.S. and Canada.  At September 30, 2010, a valuation allowance remains in place related to certain state NOLs.

As previously reported, the Company entered into an agreement with the Canada Revenue Agency and other provincial tax authorities that took effect upon the Company’s emergence from bankruptcy.  This agreement settled the open Canadian income tax matters through January 26, 2009.  As a result of this agreement, the Company reported a $39 million net income tax benefit for the six months ended June 30, 2010 related to the final settlement of the Canadian tax claims and the release of the previously accrued unrecognized tax benefits related to the Canadian audit.

Based on the Company’s current tax position that the alternative fuel mixture credits are not taxable, the Company increased the tax value of its federal NOL carryforwards by $254 million during the six months ended June 30, 2010.  A reserve of $254 million was recorded related to this unrecognized tax benefit.

Deferred Income Tax Assets and Liabilities

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

As a result of the issuance of new common shares upon emergence from bankruptcy, the Company realized a change of ownership for purposes of Section 382 of the U.S. Internal Revenue Code, which can impose annual limitations on utilization of NOLs and tax credits.  The Company does not expect the provisions of Section 382 to significantly limit its ability to utilize NOLs or tax credits in the carryforward periods.

12.       Comprehensive Income

Comprehensive income is as follows:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$65	$68	$1,324	$12
Other comprehensive income, net of tax:
Net changes in fair value of hedging instruments				(1)
Net hedging loss reclassified into earnings		6	1	33
Net deferred employee benefit plan expense reclassified into earnings		11	46	35
Foreign currency translation adjustment	4			1
Fresh start accounting adjustments			632
Comprehensive income	$69	$85	$2,003	$80

13.       Earnings Per Share

As discussed in Note 1, “Bankruptcy Proceedings”, Predecessor Company preferred and common stock were cancelled as a result of the Company’s emergence from Chapter 11 and CCAA bankruptcy proceedings on the Effective Date.  The Successor Company common stock was issued on June 30, 2010.  As such, the earnings per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company’s common shares, or to potential investors in such common shares.

The following table sets forth the computation of the Company’s basic and diluted earnings per share:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$65	$68	$1,324	$12
Preferred stock dividends and accretion		(3)	(4)	(9)
Net income attributable to common stockholders	65	65	1,320	3
Effect of dilutive securities: Preferred stock dividends			4
Net income attributable to common stockholders and assumed conversion	$65	$65	$1,324	$3

Denominator:
Denominator for basic earnings per share - weighted average shares	100	257	258	257
Effect of dilutive securities: Preferred Stock			3
Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversion	100	257	261	257

Basic earnings per share	$0.65	$0.25	$5.12	$0.01
Diluted earnings per share	$0.65	$0.25	$5.07	$0.01

Total weighted average shares of 100 million for the Successor Company include reserved, but unissued shares of approximately 9 million.  These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Plan of Reorganization and Confirmation Order.

Shares of SSCC preferred stock convertible into three million shares of common stock with an earnings effect of $3 million and $9 million were excluded from the Predecessor Company diluted earnings per share computations for the three and nine months ended September 30, 2009 because they were antidilutive.

Employee stock options and non-vested restricted stock were excluded from the diluted earnings per share calculations for all periods presented because they were antidilutive.

ASC 260, “Earnings Per Share” (“ASC 260”), addresses whether instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities, and as a result, included in the earnings allocation in computing earnings per share under the “two-class method.”  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  In accordance with ASC 260, the Successor Company’s unvested RSU’s are considered participating securities because they entitle holders to receive nonforfeitable dividends during the vesting term.  In applying the two-class method, undistributed earnings are allocated between common shares and unvested RSU’s.  ASC 260 did not have a material impact on the Company’s earnings per share calculation for the three months ended September 30, 2010.

14.       Fair Value Measurements

Certain financial assets and liabilities are recorded at fair value on a recurring basis, including derivative instruments prior to termination (See Note 9) and the Company’s residual interest in the Timber Note Holdings (“TNH”) investment.

As discussed in Note 1, “Bankruptcy Proceedings — Fresh Start Accounting”, all of the Company’s assets and liabilities were fair valued as of June 30, 2010 in connection with the Company’s adoption of fresh start accounting.  The gains and losses related to these fair value adjustments were recorded in the statements of operations of the Predecessor Company.

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

Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.  The Company has no material assets or liabilities measured at fair value on a recurring basis utilizing Level 2 inputs.

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
	September 30, 2010
	Level 1	Level 2	Level 3	Total

Residual interest in TNH investment	$	$	$21	$21

The following table presents the changes in Level 3 assets (liabilities) measured at fair value on a recurring basis for the three months ended September 30, 2010 and the six months ended June 30, 2010:

Residual Interest in TNH Investment
Balance at January 1, 2010 (Predecessor)	$36
Dividend received	(15)
Balance at March 31, 2010 (Predecessor)	21
Realized gains (losses)
Balance at June 30, 2010 (Successor)	21
Realized gains (losses)
Balance at September 30, 2010 (Successor)	$21

Financial Instruments Not Measured At Fair Value

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.

Prior to emergence, the Predecessor Company’s borrowings were recorded at historical amounts.  On the Effective Date, the Successor Company’s debt was adjusted to fair value of $1,194 million, net of original issue discount of $12 million, using quoted market prices which is consistent with par value (Level 1) (See Note 1, “Bankruptcy Proceedings —  Fresh Start Accounting”).  At September 30, 2010, the carrying value and fair value of the Company’s borrowings were $1,192 million and $1,201 million, respectively.

15.       Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faced potential environmental liability as a result of violations of these environmental requirements, environmental permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faced potential liability for remediation at certain owned and formerly owned facilities, as well as response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  The matters relating to the third party PRP sites and certain formerly owned facilities will be satisfied as unsecured claims in the Company’s bankruptcy proceedings.  As of September 30, 2010, the Company had approximately $12 million reserved for environmental liabilities, of which $5 million is included in other long-term liabilities and $7 million in other current liabilities in the consolidated balance sheets.  The Company believes the liability for these matters was adequately reserved at September 30, 2010.

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

During the first quarter of 2010, two additional ERISA class action lawsuits were filed in the United States District Court for the Western District of Missouri and one in the United States District Court for the District of Delaware.  The defendants in these cases are the individual committee members of the Administrative Committee, several other of the Company’s executives and the individual members of the Predecessor Company Board of Directors.  The suits have similar allegations as the 2009 ERISA Case described above, with the addition of breach of fiduciary duty claims related to the Company’s pension plans.  The Company continues to expect that all of these matters will be consolidated in some manner as they purport to represent a similar class of employees and former employees and seek recovery under similar allegations and any of the Company’s indemnification obligations would be covered by applicable insurance.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2010, we adopted the amendments to Accounting Standards Codification (ASC) 860, “Transfers and Servicing” (ASC 860).  The amendments removed the concept of a qualifying special-purpose entity and the related impact on consolidation, thereby potentially requiring consolidation of such special-purpose entities previously excluded from the consolidated financial statements.  The amendments to ASC 860 did not impact our consolidated financial statements.

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

The term “Predecessor” refers only to us and our subsidiaries prior to the Effective Date, and the term “Successor” refers only to the Reorganized Smurfit-Stone and our subsidiaries subsequent to the Effective Date.  Unless the context indicates otherwise, the terms “we”, “us”, “SSCC” and the “Company” are used interchangeably in this Quarterly Report on Form 10-Q to refer to both the Predecessor and Successor Company.

Until emergence from bankruptcy on the Effective Date, the Debtors were operating as debtors-in-possession under the jurisdiction of the U.S. Court and the Canadian Court (the Bankruptcy Courts) and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA.  In general, as debtors-in-possession, the Debtors were authorized to continue to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

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

•                  Reorganized Smurfit-Stone filed the Amended and Restated Certificate of Incorporation of the Company, which authorized Reorganized Smurfit-Stone to issue 160,000,000 shares, consisting of 150,000,000 shares of common stock, par value $.001 per share (Common Stock) and 10,000,000 shares of preferred stock, par value $.001 per share (Preferred Stock).  Reorganized Smurfit-Stone issued or reserved for issuance 100,000,000 shares of Common Stock for distribution to creditors and interest holders pursuant to the Plan of Reorganization.  Under the Plan of Reorganization, we issued an aggregate of 91,014,189 shares of Common Stock.  None of the Preferred Stock was issued or outstanding as of the Effective Date;

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

•                  Pursuant to the Plan of Reorganization and after the initial distribution, we reserved approximately 9.0 million shares of Common Stock for future distribution to holders of unsecured non-priority claims that were unliquidated or subject to dispute.  On or about October 29, 2010, we issued an additional 648,363 shares and cancelled 34,000 shares previously issued in the first distribution, leaving approximately 8.4 million shares of Common Stock held in reserve. These shares will be distributed as these claims are liquidated or resolved, in accordance with the Plan of Reorganization and Confirmation Order.  To the extent that such unliquidated or disputed claims are settled for less than the number of shares reserved, additional distributions may also be made with respect to previously allowed claims under the terms and conditions of the Plan of Reorganization and Confirmation Order.

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

On June 30, 2010, the Term Loan Facility was funded and borrowings became available under the ABL Revolving Facility.   The proceeds of the borrowings under the Term Loan Facility of $1,200 million, together with available cash, were used to repay our outstanding secured indebtedness under our pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Plan of Reorganization.  See Note 1 of the Notes to Consolidated Financial Statements - Fresh Start Accounting.  On September 30, 2010 we had no borrowings under the ABL Revolving Facility.  Borrowings under the ABL Revolving Facility are available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes.  As of September 30, 2010, our borrowing base under the ABL Revolving Facility was $625 million and the amount available for borrowings after considering outstanding letters of credit was $528 million.

As of September 30, 2010, we also had available unrestricted cash and cash equivalents of $464 million primarily invested in money market funds at a variable interest rate of 0.18%.

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

The Term Loan bears interest at our option at a rate equal to: (A) 3.75% plus the alternate base rate (Term Loan ABR) defined as the greater of: (i) the U.S. prime rate, (ii) the overnight federal funds rate plus 0.50%, or (iii) the one month adjusted LIBOR rate plus 1.0%, provided that the Term Loan ABR shall never be lower than 3.00% per annum, or (B) the adjusted LIBOR rate plus 4.75%, provided that the adjusted LIBOR rate shall never be lower than 2.00% per annum.  The interest rate at September 30, 2010 was 6.75%.

The ABL revolver loan (ABL Revolver) matures on June 30, 2014.  We have the option to borrow at a rate equal to: (A) the base rate, defined as the greater of 2.50% plus: (i) the US Prime Rate, (ii) the overnight federal funds rate plus 0.50% or (iii) LIBOR rate plus 1.0%, or (B) the LIBOR rate plus 3.50% for the first 90 days then 3.25% thereafter, which is the applicable margin as of September 30, 2010. The applicable margin can be adjusted in the future from 2.25% to a rate as high as 2.75% for base loans and 3.25% to a rate as high as 3.75% for LIBOR loans based on the average historical utilization under the ABL Revolving Facility.  We will also pay either a 0.50% or 0.75% per annum unused commitment fee based on the average historical utilization under the ABL Revolving Facility.  The ABL Revolving Facility borrowings are subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, less certain reserves.

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

Financial Reporting Considerations

Subsequent to the Petition Date, we applied the Financial Accounting Standards Board (FASB) ASC 852, “Reorganizations” (ASC 852), in preparing the consolidated financial statements.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in reorganization items in the consolidated statements of operations.  In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process were classified on the consolidated balance sheet at December 31, 2009 in liabilities subject to compromise.

Reorganization Items

Our reorganization items directly related to the process of our reorganizing under Chapter 11 and the CCAA, and our emergence on June 30, 2010, as recorded in our consolidated statements of operations, consist of the following:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
	2010	2009	2010	2009
Income (Expense)
Provision for rejected/settled executory contracts and leases	$	$(9)	$(106)	$(73)
Professional fees	(7)	(12)	(43)	(44)
Accounts payable settlement gains		5	5	8
Gain due to plan effects			580
Gain due to fresh start accounting adjustments			742
Total reorganization items	$(7)	$(16)	$1,178	$(109)

In addition, an income tax benefit of $200 million related to plan effect adjustments was recorded in the six months ended June 30, 2010.

Professional fees directly related to the reorganization include fees associated with advisors to us, the Creditors’ Committee and certain secured creditors.  During the three months ended September 30, 2010, the Company continued to incur costs related to professional fees that are directly attributable to the reorganization.

Net cash paid for reorganization items related to professional fees for the three months ended September 30, 2010 and six months ended June 30, 2010 totaled $30 million and $32 million, respectively, and $9 million and $26 million for the three and nine months ended September 30, 2009, respectively.

Reorganization items exclude employee severance and other restructuring charges recorded during 2009 and 2010.

Interest expense recorded on the Predecessor unsecured debt was zero for the six months ended June 30, 2010, and $49 million and $147 million for the three and nine months ended September 30, 2009, respectively.  Contractual interest expense on unsecured debt was $98 million for the six months ended June 30, 2010.  Under the Plan of Reorganization, interest expense on the Predecessor unsecured senior notes subsequent to the Petition Date was not paid.  In the fourth quarter of 2009, we concluded it was not probable that interest expense on the Predecessor unsecured senior notes subsequent to the Petition Date would be an allowed claim.  As a result, during the fourth quarter of 2009, we recorded income in reorganization items for the reversal of accrued post-petition unsecured interest expense and discontinued recording unsecured interest expense.

In addition, in the fourth quarter of 2009, we concluded it was not probable that Preferred Stock dividends that were accrued subsequent to the Petition Date would be allowed claims.  Preferred Stock dividends that were accrued post-petition and included in liabilities subject to compromise were reversed in the fourth quarter of 2009.  Preferred Stock dividends in arrears were $13 million at the Effective Date and $9 million as of December 31, 2009.  The Preferred Stock dividends in arrears since the Petition Date are presented in the Predecessor consolidated statements of operations only to reflect preferred stockholders’ rights to dividends over common stockholders and are not reflected in the Preferred Stock value in the December 31, 2009 consolidated balance sheet.

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

RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In the accompanying analysis of financial information, we use the financial measures “adjusted net income (loss) attributable to common stockholders” (adjusted net income (loss)), “adjusted net income (loss) per diluted share attributable to common stockholders” (adjusted net income (loss) per diluted share), “EBITDA” and “adjusted EBITDA” which are derived from our consolidated financial information but are not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). These measures are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules.  Adjusted net income (loss) and adjusted net income (loss) per diluted share are non-GAAP financial measures that exclude from net income attributable to common stockholders the effects of reorganization items (income) expense, debtor-in-possession financing costs, alternative fuel mixture tax credits, loss on early extinguishment of debt, non-cash foreign currency exchange (gains) losses, interest on Predecessor unsecured debt, restructuring charges, loss on disposal of assets and a multi-employer pension plan withdrawal charge.  EBITDA is defined as net income before (provision for) benefit from income taxes, interest expense, net and depreciation, depletion and amortization.  Adjusted EBITDA is defined as EBITDA adjusted for reorganization items (income) expense, debtor-in-possession financing costs, alternative fuel mixture tax credits, loss on early extinguishment of debt, non-cash foreign currency exchange (gains) losses, restructuring charges, loss on disposal of assets, a multi-employer pension plan withdrawal charge and other adjustments.

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

The following is an explanation of each of the adjustments that we have made to arrive at these non-GAAP measures for (1) the three months ended September 30, 2010 of the Successor, (2) the six months ended June 30, 2010 of the Predecessor and (3) the three and nine months ended September 30, 2009 of the Predecessor, as well as the reasons management believes each of these items is not indicative of operating performance:

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

•                              Non-cash foreign currency (gains) losses - Through June 30, 2010, the functional currency for our Canadian operations was the U.S. dollar.  Fluctuations in Canadian dollar-denominated monetary assets and liabilities resulted in non-cash gains or losses.  We excluded the impact of foreign currency exchange gains and losses because the impact of foreign exchange is highly variable and difficult to predict from period to period and is not tied to our operating performance.  These gains or losses are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

•                              Interest on Predecessor unsecured debt - These amounts represent the post-petition interest accrued on unsecured debt from the time of our bankruptcy filing, which was stayed and not paid as a result of the bankruptcy proceedings.  In the fourth quarter of 2009, we concluded it was not probable that interest expense that was accrued from the Petition Date through November 30, 2009, would be an allowed claim.  This expense was not considered indicative of our ongoing operating performance and was excluded by management in assessing our operating performance.

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

•                              Loss on disposal of assets - These amounts represent losses we recognized related to the sale of non-strategic assets.  These losses were not considered indicative of ongoing operating performance and were excluded by management in assessing our operating profit.

•                              Multi-employer pension plan withdrawal charge - This amount represents the charge associated with the withdrawal from a multi-employer pension plan.  This expense item was not considered indicative of our ongoing operating performance and was excluded by management in assessing our operating performance.

•                              Other - These adjustments principally represent amounts accrued under our 2009 long-term incentive plan.  These income and expense items were not considered indicative of our ongoing operating performance and were excluded by management in assessing our operating performance.

Adjusted net income (loss), adjusted net income (loss) per diluted share, EBITDA and adjusted EBITDA have certain material limitations associated with their use as compared to net income.  These limitations are primarily due to the exclusion of certain amounts that are material to our consolidated results of operations, as discussed above.  In addition, these adjusted net income (loss) and EBITDA measures may differ from adjusted net income (loss) and EBITDA calculations of other companies in our industry, limiting their usefulness as comparative measures.  Because of these limitations, adjusted net income (loss), adjusted net income (loss) per diluted share, EBITDA and adjusted EBITDA should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP.  We compensate for these limitations by relying primarily on our GAAP results and using adjusted net income (loss), adjusted net income (loss) per diluted share, EBITDA and adjusted EBITDA only as supplemental measures of our operating performance.  The presentation of this additional information is not meant to be considered in isolation or as a substitute for financial statements prepared in accordance with GAAP.

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

The following financial presentation includes a reconciliation of net income attributable to common stockholders and net income per diluted share attributable to common stockholders, the most directly comparable GAAP financial measures, to adjusted net income (loss) attributable to common stockholders and adjusted net income (loss) per diluted share attributable to common stockholders, respectively.  The adjustments to GAAP net income attributable to common stockholders for the Predecessor periods, other than reorganization items (income) expense, were not tax effected because it was more likely than not that substantially all of the deferred tax assets that were generated during bankruptcy would not be realized and we did not record any additional tax benefit for 2009 and the six months ended June 30, 2010.  Due to the effects of the Plan of Reorganization, we concluded that it was more likely than not that substantially all of the deferred tax assets would be realized and we recognized an income tax benefit related to reorganization items in the six months ended June 30, 2010.  For the three months ended September 30, 2010, we recorded a provision for income taxes related to the Successor statement of operations.  As a result, the Successor period adjustments to net income attributable to stockholders are presented on a net of tax basis.

A reconciliation of net income to EBITDA and adjusted EBITDA is also presented.

Reconciliation to GAAP Financial Measures

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
(In millions, except per share data)	2010	2009	2010	2009

Net income attributable to common stockholders (GAAP)	$65	$65	$1,320	$3
Reorganization items (income) expense, net of income taxes	4	16	(1,378)	109
Debtor-in-possession financing costs				63
Alternative fuel mixture tax credits		(179)	(11)	(455)
Loss on early extinguishment of debt				20
Non-cash foreign currency exchange (gains) losses		11	(3)	10
Interest on Predecessor unsecured debt		48		131
Restructuring charges, net of income taxes	4	14	15	38
Loss on disposal of assets		2		2
Multi-employer pension plan withdrawal charge, net of income taxes	3
Adjusted net income (loss) attributable to common stockholders	$76	$(23)	$(57)	$(79)

Net income per diluted share attributable to common stockholders (GAAP)	$0.65	$0.25	$5.07	$0.01
Reorganization items (income) expense, net of income taxes	0.04	0.06	(5.28)	0.42
Debtor-in-possession financing costs				0.24
Alternative fuel mixture tax credits		(0.70)	(0.04)	(1.77)
Loss on early extinguishment of debt				0.08
Non-cash foreign currency exchange (gains) losses		0.04	(0.01)	0.04
Interest on Predecessor unsecured debt		0.19		0.51
Restructuring charges, net of income taxes	0.04	0.06	0.06	0.15
Loss on disposal of assets		0.01		0.01
Multi-employer pension plan withdrawal charge, net of income taxes	0.03
Adjusted net income (loss) per diluted share attributable to common stockholders	$0.76	$(0.09)	$(0.20)	$(0.31)

Net income (GAAP)	$65	$68	$1,324	$12
(Benefit from) provision for income taxes	49	(2)	(199)	3
Interest expense net	23	72	23	217
Depreciation, depletion and amortization	84	91	168	273
EBITDA	221	229	1,316	505
Reorganization items (income) expense	7	16	(1,178)	109
Debtor-in-possession financing costs				63
Alternative fuel mixture tax credits		(179)	(11)	(455)
Loss on early extinguishment of debt				20
Non-cash foreign currency exchange (gains) losses		11	(3)	10
Restructuring charges	7	14	15	38
Loss on disposal of assets		2		3
Multi-employer pension plan withdrawal charge	4
Other		1	9	2
Adjusted EBITDA	$239	$94	$148	$295

Combined Financial Results of the Predecessor and Successor

In connection with our emergence from Chapter 11 and CCAA bankruptcy proceedings and the adoption of fresh start accounting on June 30, 2010, the accompanying consolidated statements of operations include the results of operations for (1) the three months ended September 30, 2010 of the Successor, (2) the six months ended June 30, 2010 of the Predecessor and (3) the three and nine months ended September 30, 2009 of the Predecessor.

Although the 2010 Successor and Predecessor Periods are distinct reporting periods, for purposes of Management’s Discussion and Analysis of the results of operations for the nine months ended September 30, 2010 in this Form 10-Q, we combined the results of operations for the six months ended June 30, 2010 of the Predecessor with the three months ended September 30, 2010 of the Successor.  We then compared the combined results of operations for the nine months ended September 30, 2010 with the corresponding period in the prior year of the Predecessor.

We believe that combining the results of operations for the nine months ended September 30, 2010 enhances the comparability for management and investors of Smurfit-Stone’s ongoing financial and operational performance and trends than if we did not combine the results of operations of the Predecessor and Successor in this manner.  Similarly, we combined the financial results of the Predecessor and Successor when discussing our liquidity and capital resources for the nine months ended September 30, 2010.

Overview

We had net income of $65 million, or $0.65 per diluted share, for the third quarter of 2010 compared to net income attributable to common stockholders of $65 million, or $0.25 per diluted share, for the third quarter of 2009.  The 2010 results compared to the third quarter of 2009 were positively impacted by higher segment profits of $156 million, lower interest expense of $49 million, lower restructuring expenses of $7 million and lower reorganization items, net of $9 million. The 2010 segment profits benefited from a decrease in pension and postretirement benefit expense of $16 million due primarily to elimination of the amortization of net losses associated with the plans’ underfunded levels upon emergence.  These benefits were partially offset by lower other operating income related to the alternative fuel tax credit of $179 million recorded in 2009. We recorded an income tax provision of $49 million in 2010 compared to an income tax benefit of $2 million in 2009.

We had operating income of $142 million for the third quarter of 2010, compared to operating income of $159 million in the third quarter of 2009.  The third quarter of 2010 operating income was positively impacted by higher segment profits principally due to higher average selling prices for containerboard and corrugated containers and reduced market-related downtime, which were partially offset by higher costs for reclaimed fiber.  The third quarter of 2009 was positively impacted by other operating income of $179 million related to the alternative fuel tax credits.

We had adjusted net income of $76 million, or $0.76 per diluted share, for the third quarter of 2010 compared to an adjusted net loss attributable to common stockholders of $23 million, or $0.09 per diluted share, for the third quarter of 2009. Adjusted EBITDA for the third quarter of 2010 was $239 million compared with $94 million in the third quarter of 2009.

We had combined operating income of $105 million for the nine months ended September 30, 2010, compared to operating income of $424 million for the same period last year.  The 2010 operating income was positively impacted by higher segment profits principally due to higher average selling prices for containerboard, higher third-party sales volume of containerboard and corrugated containers and reduced market-related downtime, which were offset by higher costs for reclaimed fiber and slightly lower average sales prices for corrugated containers.  The 2009 operating profit was positively impacted by other operating income of $455 million related to the alternative fuel tax credits.

For the nine months ended September 30, 2010, we had adjusted net income attributable to common stockholders of $19 million compared to an adjusted net loss attributable to common stockholders of $79 million for the nine months ended September 30, 2009.  Adjusted EBITDA for the nine months ended September 30, 2010 was $387 million compared with $295 million for the nine months ended September 30, 2009.

We expect moderately lower sequential earnings in the fourth quarter from the third quarter, as continued price improvement will be more than offset by additional mill maintenance costs, normal seasonal demand declines and higher energy usage.  We also expect higher recycled fiber costs in the fourth quarter.

Reorganization Items Income (Expense), Net

For the three months ended September 30, 2010, we recorded reorganization items expense of $7 million as we continued to incur costs related to professional fees that are directly attributable to the reorganization.

Reorganization items income of $1,178 million for the six months ended June 30, 2010, include a gain from the bankruptcy emergence plan effects of $580 million and a gain on fresh start accounting adjustments of $742 million, which were partially offset by other reorganization charges including provision for rejected/settled executory contracts and leases and professional fees.  The gain due to plan effects represents the net gains recorded as a result of implementing the Plan of Reorganization, including eliminating approximately $2,439 million of debt.  The gain due to fresh start accounting represents the net gains recognized as a result of adjusting all assets and liabilities to fair value.  See Note 1 of the Notes to Consolidated Financial Statements.

Alternative Fuel Tax Credit

The U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business through December 31, 2009, at which time the credit expired.  In May 2009, we were notified that our registration as an alternative fuel mixer was approved by the Internal Revenue Service.  We subsequently submitted refund claims of approximately $654 million for 2009 related to production at ten of our U.S. mills.  We received refund claims of $595 million in 2009 and $59 million during the first quarter of 2010.  During the three and nine months ended September 30, 2009, we recorded other operating income of $179 million and $455 million, respectively, net of fees and expenses, in our consolidated statements of operations related to this matter.  In March 2010, we recorded other operating income of $11 million relating to an adjustment of refund claims submitted in 2009.  We expect to receive the $11 million refund claim adjustment in the fourth quarter of 2010.

Restructuring Activities

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce cost.  These actions will subject us to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, severance costs and other closing costs.

During the third quarter of 2010, we announced the closure of two converting facilities and sold two previously closed facilities.  In addition, we initiated a plan to reduce our selling, general and administrative costs, primarily through reductions in our workforce in these functions.  We recorded restructuring charges of $7 million, primarily for severance and benefits and reduced our headcount by approximately 460 employees.  The net sales of the announced converting facilities in 2010 prior to closure and for the year ended December 31, 2009 were $48 million and $44 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.  Additional charges of approximately $20 million are expected to be recorded in the fourth quarter of 2010, primarily for severance and benefits related to the closure of these facilities and the reductions in the selling and administrative workforce, including charges related to the October 27, 2010 announced resignation of Steven J. Klinger, the Company’s President and Chief Operating Officer, which is effective December 31,

2010. We expect to realize net savings of more than $50 million in our selling, general and administrative costs in 2011 compared to 2010 and have identified opportunities for additional savings impacting 2012.

For the six months ended June 30, 2010, we closed four converting facilities and sold five previously closed facilities.  As a result of these closure activities and other ongoing initiatives, we reduced our headcount by approximately 900 employees.  We recorded restructuring charges of $15 million, including a $12 million gain related to the sale of previously closed facilities, of which $8 million resulted from the legal release of environmental liability obligations.  Restructuring charges included non-cash charges of $11 million related to the acceleration of depreciation for converting equipment abandoned or taken out of service.  The remaining charges of $16 million were for severance and benefits, lease commitments and facility closure costs.  The net sales of these closed converting facilities in 2010 prior to closure and for the year ended December 31, 2009 were $21 million and $97 million, respectively.  The majority of these net sales are expected to be transferred to other operating facilities.

We recorded restructuring charges of $14 million and $38 million for the three and nine months ended September 30, 2009, respectively, which were net of a $2 million gain on the sale of previously closed facilities in the third quarter of 2009.  Restructuring charges included non-cash charges of $4 million and $8 million for the three and nine months ended September 30, 2009, respectively, related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service. The remaining charges were primarily for severance and benefits, including pension settlement costs of $3 million.

Third Quarter 2010 Compared to Third Quarter 2009

	Successor		Predecessor
	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$1,634	$216	$1,417	$60

Restructuring expenses		(7)		(14)
Loss on disposal of assets				(2)
Other operating income				179
Interest expense, net		(23)		(72)
Non-cash foreign currency exchange losses				(11)
Reorganization items expense, net		(7)		(16)
Corporate expenses and other (Note 1)		(65)		(58)
Income before income taxes		$114		$66

Note 1: Amounts include corporate expenses and other expenses not allocated to operations.

Net sales increased 15.3% in the third quarter of 2010 compared to last year.  Net sales were positively impacted by higher average selling prices ($178 million) for containerboard, corrugated containers and reclaimed material. The average price for old corrugated containers (OCC) increased approximately $50 per ton compared to last year.  Net sales were also favorably impacted by $39 million in 2010 as a result of higher third-party sales volume of containerboard and corrugated containers.

Our containerboard mills operated at 99.7% of capacity in the third quarter of 2010, compared to 87.2% of capacity in the third quarter of 2009.  As a result of less market related downtime, containerboard production was 3.4% higher compared to last year despite the closure of two containerboard mills in December 2009.  Total tons of fiber reclaimed and brokered increased 13.4% compared to last year due to higher demand.

Cost of goods sold as a percent of net sales in the third quarter of 2010 was 82.3%, compared to 90.6% for the same period last year due primarily to the impact of higher average selling prices.  Cost of goods sold increased from $1,284 million in the third quarter of 2009 to $1,344 million in third quarter of 2010 due primarily to higher costs of reclaimed material ($62 million).

Selling and administrative expenses increased $4 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to an increase in outside services and stock compensation expense recorded for the newly issued shares under the Equity Incentive Plan.

In the third quarter of 2009, we recorded other operating income of $179 million, net of expected fees, related to the alternative fuel tax credit.

Interest expense, net was $23 million in the third quarter of 2010.  The $49 million decrease compared to the third quarter of 2009 was due to lower average borrowings.  The lower average borrowings were primarily due to the repayment of our secured borrowings and the DIP Credit Facility, and discharge of our unsecured debt upon emergence.  Our overall average effective interest rate in the third quarter of 2010 was higher than the third quarter of 2009, excluding the Predecessor unsecured debt, by 1.6%.

In the third quarter of 2009, we recorded non-cash foreign currency exchange losses of $11 million.   Upon emergence from bankruptcy, we reviewed the primary economic indicators as defined by ASC 830, “Foreign Currency Matters” and determined the functional currency for our Canadian operations to be the local currency.  Beginning in third quarter of 2010, translation gains or losses are included in stockholders’ equity as part of OCI.  For additional information on the change in functional currency for our Canadian operations, see Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk — “Foreign Currency Risk.”

We recorded an income tax provision of $49 million for the three months ended September 30, 2010.  The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes due primarily to adjustments resulting from reconciling filed tax returns to recorded tax provision, state income taxes, and the effects of foreign tax rates.

Nine Months 2010 Compared to Nine Months 2009

	Successor		Predecessor
	Three Months Ended September 30, 2010		Six Months Ended June 30, 2010		Nine Months Ended September 30, 2009
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and reclamation operations	$1,634	$216	$3,024	$116	$4,195	$202

Restructuring expenses		(7)		(15)		(38)
Loss on disposal of assets						(3)
Other operating income				11		455
Interest expense, net		(23)		(23)		(217)
Debtor-in-possession debt issuance costs						(63)
Loss on early extinguishment of debt						(20)
Non-cash foreign currency exchange gains (losses)				3		(10)
Reorganization items income (expense), net		(7)		1,178		(109)
Corporate expenses and other (Note 1)		(65)		(145)		(182)
Income before income taxes		$114		$1,125		$15

Note 1: Amounts include corporate expenses and other expenses not allocated to operations.

Net sales increased 11.0% in the first nine months of 2010 compared to last year.  Net sales were positively impacted by higher average selling prices ($267 million) for containerboard and reclaimed material.  The average price for old corrugated containers (OCC) increased approximately $80 per ton compared to last year.  Net sales were also favorably impacted by $196 million in the first nine months of 2010 as a result of higher third-party sales volume of containerboard and corrugated containers. Third party shipments of containerboard were higher due primarily to stronger demand in the domestic market.

Our containerboard mills operated at 99.2% of capacity in the first nine months of 2010, compared to 84.9% in the first nine months of 2009.  As a result of less market related downtime, containerboard production was 5.6% higher compared to last year despite the closure of two containerboard mills in December 2009.  Total tons of fiber reclaimed and brokered increased 14.3% compared to last year due to higher demand.

Cost of goods sold as a percent of net sales in the first nine months of 2010 was 88.2%, compared to 89.6% for the first nine months of 2009.  Cost of goods sold increased from $3,757 million in 2009 to

$4,107 million in 2010 due primarily to higher costs of reclaimed material ($308 million) in the first nine months of 2010.

Selling and administrative expenses increased $7 million in the first nine months of 2010 compared to the first nine months of 2009 primarily due to an increase in outside services and amounts accrued under our 2009 long-term incentive plan.

During the nine months ended September 30, 2010, we recorded other operating income of $11 million related to the alternative fuel tax credit compared to $455 million for the same period last year.

Interest expense, net was $46 million in the first nine months of 2010.  The $171 million decrease compared to the first nine months of 2009 was impacted by the discontinuation of recording interest on unsecured debt ($98 million) of the Predecessor Company, lower average borrowings ($66 million), lower average interest rates ($2 million) and $5 million in other interest expense reductions, including negotiated settlements on default interest rates.  During bankruptcy, we discontinued interest payments on our unsecured notes and certain other unsecured debt.  The lower average borrowings were primarily due to the repayment of our secured borrowings and the DIP Credit Facility, and discharge of our unsecured debt upon emergence.  Our overall average effective interest rate in the first nine months of 2010 was lower than the first nine months of 2009, excluding the Predecessor unsecured debt, by 0.76%.  For additional information on the discontinuation of recording interest on unsecured debt, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bankruptcy Proceedings — Financial Reporting Considerations — “Reorganization Items.”

In the first nine months of 2009, we recorded debtor-in-possession debt issuance costs of $63 million in connection with entering into the DIP Credit Agreement.  We also recorded a loss on early extinguishment of debt of $20 million for the non-cash write-off of deferred debt issuance costs related to the Stevenson, Alabama mill industrial revenue bonds, which were repaid.

In the first nine months of 2010, we recorded non-cash foreign currency exchange gains of $3 million compared to losses of $10 million for the same period in 2009.  Upon emergence from bankruptcy, we reviewed the primary economic indicators as defined by ASC 830, “Foreign Currency Matters” and determined the functional currency for our Canadian operations to be the local currency.  Beginning in third quarter of 2010, translation gains or losses are included in stockholders’ equity as part of OCI.

During the nine months ended September 30, 2010, we recorded a $150 million income tax benefit primarily due to the $200 million income tax benefit related to the effects of the plan of reorganization which principally includes adjustments for cancellation of indebtedness, valuation allowances and unrecognized tax benefits.  During the nine months ended September 30, 2009, we recorded a provision for income taxes of $3 million related to Canadian withholding taxes and interest on unrecognized tax benefits previously recorded.  For additional information on income taxes see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Taxes.”

Statistical Data

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
(In thousands of tons, except as noted)	2010	2009	2010	2009
Mill Production
Containerboard (1)	1,603	1,551	3,130	4,483
Kraft paper	26	34	55	81
Market pulp	73	78	134	220
SBL	32	29	66	94
North American corrugated containers sold (billion sq. ft.)	17.1	16.7	33.7	50.0
Fiber reclaimed and brokered	1,494	1,317	2,891	3,838

(1) For the three months ended September 30, 2010 and 2009, our corrugated container plants consumed 1,150,000 tons and 1,107,000 tons of containerboard, respectively.  For the nine months ended September 30, 2010 and 2009, our corrugated container plants consumed 3,415,000 tons and 3,354,000 tons of containerboard, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had cash and cash equivalents of $464 million compared to $704 million at December 31, 2009 and $340 million at June 30, 2010.  Related to our Plan of Reorganization, our long-term debt was reduced from $3,793 million at December 31, 2009 to $1,194 million upon emergence at June 30, 2010.  Long-term debt at September 30, 2010 was $1,192 million.  As of September 30, 2010, the amount available for borrowings under the ABL Revolving Facility after considering outstanding letters of credit was $528 million.

The following table summarizes our cash flows:

	Successor	Predecessor
	Three Months Ended September 30,	Six Months Ended June 30,	Nine Months Ended September 30,
(In millions)	2010	2010	2009
Net cash provided by (used for):
Operating activities	$161	$(85)	$793
Investing activities	(34)	(73)	(111)
Financing activities	(3)	(206)	(247)
Net increase (decrease) in cash	$124	$(364)	$435

Net Cash Provided By (Used For) Operating Activities

The net cash provided by operating activities was $161 million for the three months ended September 30, 2010 as a result of operating income of $142 million.  The net cash provided by operating activities for the nine months ended September 30, 2010 was lower compared to the same period in 2009 due primarily to lower alternative fuel tax credit receipts of $356 million, operating cash payments under the Plan of Reorganization of $202 million and unfavorable working capital changes of $63 million, which were partially offset by higher segment profits of $130 million.  The unfavorable working capital change in 2010 was due to an increase in accounts receivable principally caused by the increase in selling prices and was partially offset by a reduction of $48 million in the receivable for alternative fuel tax credit.  Working capital, principally accounts payable, was favorably impacted in the first nine months of 2009 by the stay of payment of liabilities subject to compromise resulting from the bankruptcy filings.

Net Cash Used For Investing Activities

Net cash used for investing activities was $107 million for the nine months ended September 30, 2010.  Expenditures for property, plant and equipment were $122 million for the first nine months of 2010, compared to $112 million for the same period last year.  The amount expended for property, plant and equipment in the first nine months of 2010 was principally for projects related to upgrades, cost reductions and ongoing initiatives.  The net proceeds from sales of previously closed facilities were $15 million in the first nine months of 2010 compared to $16 million in the first nine months of 2009.  Advances to affiliates, net in the first nine months of 2009 of $15 million is principally related to funding an obligation pertaining to a guarantee for a previously non-consolidated affiliate.

Net Cash Used For Financing Activities

Net cash used for financing activities for the nine months ended September 30, 2010 was $209 million.  During the third quarter 2010, we paid $3 million on the Term Loan as required under the Term Loan Facility.  At emergence from bankruptcy on June 30, 2010, we obtained proceeds of $1,188 million (net of $12 million original issue discount) under the Term Loan Facility, which together with available cash, were used to repay our outstanding secured indebtedness under our pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Plan of Reorganization, including $32 million for debt issuance costs related to our Exit Credit Facilities.  The net cash used for financing activities also included an additional $15 million for debt issuance costs which were paid prior to emergence.

Net cash used for financing activities for the nine months ended September 30, 2009 was $247 million, including proceeds from the DIP Credit Agreement of $440 million which were used to terminate our receivables securitization programs and repay all indebtedness outstanding under the programs of $385 million.  During the nine months ended September 30, 2009, we made $310 million of voluntary prepayments on the DIP credit agreement with available cash provided by operating activities.  Debt issuance costs of $63 million were incurred and paid with the DIP proceeds and available cash.  Letters of credit in the amount of $71 million were drawn on to fund obligations principally related to non-qualified pension plans, commodity derivative instruments and a guarantee for a previously non-consolidated affiliate which increased borrowings under our credit agreement.

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

On June 30, 2010, the Term Loan Facility was funded and borrowings became available under the ABL Revolving Facility.   The proceeds of the borrowings under the Term Loan Facility of $1,200 million, together with available cash, were used to repay our outstanding secured indebtedness under our pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Plan of Reorganization.  On September 30, 2010 we had no borrowings under the ABL Revolving Facility.  Borrowings under the ABL Revolving Facility are available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes.  As of September 30, 2010, our borrowing base under the ABL Revolving Facility was $625 million and the amount available for borrowings after considering outstanding letters of credit was $528 million.

For additional information on the Exit Credit Facilities, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Bankruptcy Proceedings — Plan of Reorganization and Exit Credit Facilities — “Exit Credit Facilities.”

Future Cash Flows

We recorded restructuring charges of $22 million during the first nine months of 2010, including a $12 million gain related to the sale of previously closed facilities, of which $8 million resulted from the legal release of environmental liability obligations.  Restructuring charges included non-cash charges of $11 million related to the acceleration of depreciation for converting equipment abandoned or taken out of service.  The remaining charges of $23 million were principally for severance and benefits.  During the nine months ended September 30, 2010, we incurred cash expenditures of $17 million for these exit liabilities.  The remaining exit liabilities are expected to be paid principally in the fourth quarter of 2010.  At December 31, 2009, we had $54 million of exit liabilities related principally to restructuring activities.  During the nine months ended September 30, 2010, we incurred cash expenditures of $27 million for these exit liabilities.  In addition, these exit liabilities decreased by $8 million resulting from the release of environmental liability obligations upon the sale of previously closed facilities and $3 million due to the reclassification of multi-employer pension liabilities to liabilities subject to compromise.  The cash expenditures in connection with our remaining exit liabilities will continue to be funded through operations as originally planned.

In March 2010, we recorded other operating income of $11 million relating to an adjustment of refund claims for the alternative fuel tax credit submitted in 2009.  We expect to receive the refund claim in the fourth quarter of 2010.

Upon emergence from bankruptcy, we had $94 million accrued for professional fees and other emergence fees and expenses related to our reorganization. During the third quarter 2010, we incurred an additional $7 million of expense and paid $75 million related to these fees and expenses.  As of September 30, 2010, our remaining accrual was $26 million, which we expect to pay in the fourth quarter of 2010 and first quarter of 2011.

Pension Plan Contributions

At June 30, 2010, the qualified defined benefit plans, which were assumed under the Plan of Reorganization, were underfunded by approximately $1,450 million based on actual asset values and the discount rates effective on June 30, 2010.  The weighted average discount rates used at June 30, 2010 for the U.S. and Canadian qualified defined benefit plans were 5.31% and 5.23%, respectively.  We currently estimate that our minimum required cash contributions under the U.S. and Canadian qualified pension plans will be approximately $100 million in 2010, of which $31 million and $12 million were paid during the three months ended September 30, 2010 and six months ended June 30, 2010, respectively; and an additional $57 million, which is expected to paid in the fourth quarter of 2010.  Contributions are expected to be in the range of $235 million to $305 million annually in 2011 through 2015.  Projected pension contributions assume we elect funding relief under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, enacted in June 2010.  The actual required amounts and timing of such future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets.

INCOME TAXES

Successor Company

We recorded an income tax provision of $49 million for the three months ended September 30, 2010.  The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes due primarily to adjustments resulting from reconciling filed tax returns to recorded tax provision, state income taxes and the effects of foreign tax rates.

Predecessor Company

We recorded a net tax benefit of $199 million for the six months ended June 30, 2010.  This included $200 million of net benefit related to the effects of the Plan of Reorganization, which included adjustments for valuation allowance ($427 million benefit), unrecognized tax benefits ($39 million benefit) and cancellation of indebtedness and other plan effects ($266 million provision).

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

Due to the effects of the Plan of Reorganization, we concluded it is more likely than not that the majority of deferred income tax assets will be realized.  Management considered the reversal of deferred tax liabilities in making this assessment.  As a result, we recognized an income tax benefit for release of pre-emergence valuation allowance on its net deferred tax assets in the U.S. and Canada.  At September 30, 2010, a valuation allowance remains in place related to certain state NOLs.

As previously reported, we entered into an agreement with the Canada Revenue Agency and other provincial tax authorities that took effect upon our emergence from bankruptcy.  This agreement settled the open Canadian income tax matters through January 26, 2009.  As a result of this agreement, we reported a $39 million net income tax benefit for the six months ended June 30, 2010 related to the final settlement of the Canadian tax claims and the release of the previously accrued unrecognized tax benefits related to the Canadian audit.

Based on our current tax position that the alternative fuel mixture credits are not taxable, we increased the tax value of its federal NOL carryforwards by $254 million during the six months ended June 30, 2010.  A reserve of $254 million was recorded related to this unrecognized tax benefit.

Deferred Income Tax Assets and Liabilities

At June 30, 2010, we had federal NOL carryforwards net of unrecognized tax benefits of $722 million, with a tax value of $253 million.  We had NOL carryforwards for state purposes with a tax value of $61 million.  Additionally, we had $68 million of alternative minimum tax credit carryforwards and $6 million of other federal and state tax credit carryforwards available.

As a result of the issuance of new common shares upon emergence from bankruptcy, we realized a change of ownership for purposes of Section 382 of the U.S. Internal Revenue Code, which can impose annual limitations on utilization of NOLs and tax credits.  We do not expect the provisions of Section 382 to significantly limit its ability to utilize NOLs or tax credits in the carryforward periods.

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

In January 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments.  Termination fair values were calculated based on the potential settlement value.  Our termination value related to our remaining derivative liabilities was approximately $59 million.  These derivative liabilities were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition at which time these liabilities were adjusted through OCI for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting.  Subsequently, the amounts adjusted through OCI were recorded in earnings when the underlying transaction was recognized or when the underlying transaction was no longer expected to occur.  As of June 30, 2010, all amounts in OCI were recognized through earnings.  On June 30, 2010, the derivative contract termination liabilities of $59 million were paid in connection with our emergence from our Chapter 11 and CCAA bankruptcy proceedings.  See Note 10 of the Notes to Consolidated Financial Statements.

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

Prior to emerging from bankruptcy, the functional currency for our Canadian operations was the U.S. dollar.  Fluctuations in Canadian dollar monetary assets and liabilities resulted in gains or losses which were credited or charged to income.  Upon emergence, we reviewed the primary economic indicators for our Canadian operations under the Reorganized Smurfit-Stone, including cash flow indicators, sales price indicators, sales market indicators, expense indicators, financing indicators and intercompany transactions as required by ASC 830, “Foreign Currency Matters”.  Based on our analysis, including current operations and financing availability within Canada, we determined the functional currency for our Canadian operations to be the local currency.  As a result, effective July 1, 2010, the assets and liabilities for the Canadian operations are translated at the exchange rate in effect at the balance sheet date and income and expenses are translated at average exchange rates prevailing during the year.  Translation gains or losses are included within stockholders’ equity as part of OCI.

We used financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  The Canadian dollar as of June 30, 2010, compared to December 31, 2009, weakened 1.3% against the U.S. dollar.  Under the Predecessor periods, we recognized non-cash foreign currency exchange gains of $3 million for the six month period ended June 30, 2010, and a loss of $11 million and $10 million for the three and nine months ended September 30, 2009, respectively.  The Canadian dollar as of September 30, 2010 compared to June 30, 2010 strengthened 2.9% against the U.S. dollar, and as a result, we recorded a $4 million gain in OCI related to the translation of our Canadian operations for the three months ended September 30, 2010.

During the three months ended September 30, 2010, we entered into foreign currency exchange derivative contracts to minimize the exposure to currency exchange rate fluctuations on a $255 million Canadian dollar denominated inter-company note established upon emergence between a U.S. subsidiary and a Canadian subsidiary, whereby the U.S subsidiary is the lender.  The inter-company note matures on June 29, 2015 and interest is payable quarterly.  The derivative contracts are monthly or quarterly instruments with a notional amount equal to the inter-company note principal, plus accrued interest.  The derivative contracts are marked-to-market through earnings on a quarterly basis.

For the three months ended September 30, 2010, our U.S subsidiary recorded a $4 million foreign currency gain (net of tax) in other, net in the consolidated statements of operations related to the revaluation of the inter-company note.

For the three months ended September 30, 2010, we recorded a $4 million loss (net of tax) in other, net in the consolidated statements of operations on the settlement of the derivative contracts.

For the three months ended September 30, 2010, we recorded an immaterial amount in other, net in the consolidated statements of operations related to the change in fair value of the derivative contracts.

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

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On January 26, 2009, we and our U.S. and Canadian subsidiaries filed the Chapter 11 Petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Court.  On the same day, our Canadian subsidiaries also filed the Canadian Petition under the CCAA in the Canadian Court.  Our operations in Mexico and Asia and certain Non-Debtor subsidiaries were not included in the filings and continued to operate outside of the Chapter 11 and CCAA processes.  On June 21, 2010, the U.S. Court entered the Findings of Fact, Conclusions of Law and Order Confirming the Joint Plan for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors (the Confirmation Order), which approved and confirmed the Plan of Reorganization.  On June 30, 2010 (the Effective Date), the Plan of Reorganization became effective and the Debtors consummated their reorganization through a series of transactions contemplated by the Plan of Reorganization and emerged from Chapter 11 bankruptcy proceedings.  See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Bankruptcy Proceedings.”

In September 2010, four putative class action complaints (the Complaints) were filed in the United States District Court for the Northern District of Illinois against us and several other paper and packaging companies (collectively referred to as the Defendants).  The Complaints allege that we and the Defendants engaged in anti-competitive activities and violation of antitrust laws by reaching agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products.  The Complaints seek an unspecified amount of damages arising from the sale of corrugated products from 2005 to present.  We have filed an adversary proceeding in the U.S. Bankruptcy Court seeking a determination that the filing of these Complaints violates the Confirmation Order, along with a motion for a preliminary injunction to prevent prosecution of the Complaints.

ITEM 1A.       RISK FACTORS

The “Bankruptcy Related Risk Factors” as disclosed in our 2009 Form 10-K are no longer applicable upon our emergence from bankruptcy proceedings.  There are no material changes to the “Other Risk Factors” as disclosed in our 2009 Form 10-K.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Plan of Reorganization, the Company issued an aggregate of 91,014,189 shares of Common Stock in its initial distribution.  On or about October 29, 2010, the Company issued an additional 648,363 shares and cancelled 34,000 shares previously issued in the first distribution.  Approximately 8.4 million shares of Common Stock continue to be held in reserve for future distribution to holders of unsecured non-priority claims that are unliquidated or subject to dispute.  These shares will be distributed as these claims are liquidated or resolved, in accordance with the Plan of Reorganization and Confirmation Order.  To the extent that such unliquidated or disputed claims are settled for less than the number of shares reserved, additional distributions may also be made with respect to previously allowed claims under the terms and conditions of the Plan of Reorganization and Confirmation Order.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.          RESERVED

ITEM 5.         OTHER INFORMATION

(b)                   There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

32.1                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                 Agreement and General Release of Claims dated as of October 27, 2010 by and between Steven J. Klinger and Smurfit-Stone Container Corporation and its subsidiaries (incorporated by reference to Exhibit 10.1 to Smurfit-Stone’s Current Report on Form 8-K filed November 1, 2010 (file No. 1-03439)).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

Date: November 5, 2010	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Accounting Officer)