Form 10-K
period 2010-12-31
SMURFIT-STONE CONTAINER Corp
filed 2011-02-15
CIK 94610

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-03439

Smurfit-Stone Container Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	36-2041256 (I.R.S. Employer Identification No.)
222 North LaSalle Street Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)

Registrant's Telephone Number: (312) 346-6600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $2.5 billion, based on the closing price of $24.75 per share of such stock on the New York Stock Exchange on June 30, 2010.

The number of shares outstanding of the registrant's common stock as of February 9, 2011: 93,564,459.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K Into Which Document Is Incorporated
None

SMURFIT-STONE CONTAINER CORPORATION
ANNUAL REPORT ON FORM 10-K
December 31, 2010

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those contained in such forward-looking statements. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions as they relate to Smurfit-Stone Container Corporation, its operations or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed in Part I, Item 1A, "Risk Factors."

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

PART I

ITEM 1.    BUSINESS

Unless the context otherwise requires, "we," "us," "our," "Company" and "Smurfit-Stone" refer to the business of Smurfit-Stone Container Corporation and its subsidiaries.

GENERAL

Smurfit-Stone Container Corporation ("SSCC" or the "Company"), incorporated in Delaware in 1987, was a holding company with no business operations of its own. SSCC conducted its business operations through its wholly-owned subsidiary, Smurfit-Stone Container Enterprises, Inc. ("SSCE"), a Delaware corporation. On June 30, 2010 ("Effective Date"), SSCC emerged from its Chapter 11 and Companies' Creditors Arrangement Act ("CCAA") bankruptcy proceedings. As of the Effective Date and pursuant to the Plan of Reorganization (as hereafter defined), the Company merged with and into SSCE. SSCE changed its name to Smurfit-Stone Container Corporation and became the Reorganized Smurfit-Stone Container Corporation ("Reorganized Smurfit-Stone").

Smurfit-Stone Container Corporation is one of the industry's leading integrated manufacturers of paperboard and paper-based packaging in North America, including containerboard and corrugated containers, and is one of the world's largest paper recyclers. We have a complete line of graphics capabilities for packaging. For the Successor period six months ended December 31, 2010 and Predecessor period six months ended June 30, 2010, our net sales were $3,262 million and $3,024 million, and our net income attributable to common stockholders was $114 million and $1,320 million, respectively. Net income attributable to common stockholders included bankruptcy related reorganization items income (expense), net of $12 million expense and $1,178 million income for the six months ended December 31, 2010 and June 30, 2010, respectively.

SUBSEQUENT EVENTS

On January 23, 2011, the Company and Rock-Tenn Company ("Rock-Tenn") entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company will merge with and into a subsidiary of Rock-Tenn (the"Merger"). This Merger, unanimously approved by the Boards of Directors of both companies, will create a leader in the North American paperboard packaging market with combined revenues of approximately $9 billion.

For each share of our common stock, our stockholders will be entitled to receive 0.30605 shares of Rock-Tenn common stock and $17.50 in cash, representing 50% cash and 50% stock on the date of the signing of the Merger Agreement. On January 23, 2011, the equity consideration was $35 per our common share or approximately $3.5 billion, consisting of approximately $1.8 billion of cash and the issuance of approximately 30.9 million shares of Rock-Tenn common stock. In addition, Rock-Tenn will assume our liabilities, including debt and underfunded pension liabilities, which were $1,194 million and $1,145 million, respectively, at December 31, 2010. Following the acquisition, Rock-Tenn stockholders will own approximately 56% and our stockholders will own 44% of the combined company.

The transaction is expected to close in the second quarter of 2011 and is subject to customary closing conditions, regulatory approvals, as well as approval by both Rock-Tenn and our stockholders.

BANKRUPTCY PROCEEDINGS

Chapter 11 Bankruptcy Filings

On January 26, 2009 (the "Petition Date"), we and our U.S. and Canadian subsidiaries (collectively, the "Debtors") filed a voluntary petition (the "Chapter 11 Petition") for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court in

Wilmington, Delaware (the "U.S. Court"). On the same day, our Canadian subsidiaries also filed to reorganize (the "Canadian Petition") under the CCAA in the Ontario Superior Court of Justice in Canada (the "Canadian Court"). Our operations in Mexico and Asia and certain U.S. and Canadian legal entities (the "Non-Debtor Subsidiaries") were not included in the filings and continued to operate outside of the Chapter 11 and CCAA processes. As described below, on June 21, 2010, the U.S. Court entered an order ("Confirmation Order") approving and confirming the Joint Plan of Reorganization for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors ("Plan of Reorganization"). We emerged from our Chapter 11 and CCAA bankruptcy proceedings on June 30, 2010, the Effective Date. As of the Effective Date and pursuant to the Plan of Reorganization, we merged with and into our wholly-owned subsidiary, SSCE. SSCE changed its name to Smurfit-Stone Container Corporation and became the Reorganized Smurfit-Stone.

The term "Predecessor" refers only to us and our subsidiaries prior to the Effective Date, and the term "Successor" refers only to the Reorganized Smurfit-Stone and our subsidiaries subsequent to the Effective Date. Unless the context indicates otherwise, the terms "we", "us", "SSCC" and the "Company" are used interchangeably in this Annual Report on Form 10-K to refer to both the Predecessor and Successor Company.

Until emergence from bankruptcy on the Effective Date, the Debtors were operating as debtors-in-possession under the jurisdiction of the U.S. Court and the Canadian Court (the "Bankruptcy Courts") and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA. In general, as debtors-in-possession, the Debtors were authorized to continue to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

Debtor-In-Possession ("DIP") Financing

In connection with filing the Chapter 11 Petition and the Canadian Petition on the Petition Date, we and certain of our affiliates entered into a Post-Petition Credit Agreement (the "DIP Credit Agreement") on January 28, 2009. Amendments to the DIP Credit Agreement were entered into on February 25 and 27, 2009.

The DIP Credit Agreement, as amended, provided for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. term loan ("U.S. DIP Term Loan") for borrowings by SSCE; a $35 million Canadian term loan ("Canadian DIP Term Loan") for borrowings by Smurfit-Stone Container Canada Inc. ("SSC Canada"); a $250 million U.S. revolving loan ("U.S. DIP Revolver") for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian revolving loan ("Canadian DIP Revolver") for borrowings by SSCE and/or SSC Canada.

Under the DIP Credit Agreement, on January 28, 2009, we borrowed $440 million, consisting of a $400 million U.S. DIP Term Loan, a $35 million Canadian DIP Term loan and $5 million from the Canadian DIP Revolver. In accordance with the terms of the DIP Credit Agreement, in January 2009, we used U.S. DIP Term Loan proceeds of $360 million, net of lenders' fees of $40 million, and Canadian DIP Term Loan proceeds of $30 million, net of lenders' fees of $5 million, to terminate our receivables securitization programs and repay all indebtedness outstanding of $385 million and to pay other expenses of $1 million. In addition, other fees and expenses of $17 million related to the DIP Credit Agreement were paid for with proceeds of $5 million from the Canadian DIP Revolver and available cash.

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

As required by the Bankruptcy Code, the United States Trustee for the District of Delaware (the "U.S. Trustee") appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives had a right to be heard on all matters that came before the U.S. Court with respect to us. A monitor was appointed by the Canadian Court with respect to proceedings before the Canadian Court.

Under the Bankruptcy Code, the Debtors either assumed or rejected pre-petition executory contracts, including real property leases, subject to the approval of the Bankruptcy Courts and certain other conditions. In this context, "assumption" meant that we agreed to perform our obligations and cure all existing defaults under the contract or lease, and "rejection" meant that we were relieved from our obligations to perform further under the contract or lease, but were subject to a pre-petition claim for damages for the breach thereof, subject to certain limitations. Any damages resulting from rejection of executory contracts and unexpired leases, and from the determination of the U.S. Court (or agreement by parties of interest) of allowed claims for contingencies and other disputed amounts, that were permitted to be recovered under the Bankruptcy Code were treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

Plan of Reorganization and Exit Credit Facilities

In order for the Debtors to successfully emerge from bankruptcy, the Bankruptcy Courts had to confirm a plan of reorganization that satisfied the requirements of the Bankruptcy Code and the CCAA. A plan of reorganization was required to, among other things, resolve the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to our exit from bankruptcy.

Plan of Reorganization

On December 1, 2009, the Debtors filed their Plan of Reorganization and Disclosure Statement ("Disclosure Statement") with the U.S. Court. On December 22, 2009, January 27, 2010, and February 4, 2010, the Debtors filed amendments to the Plan of Reorganization and the Disclosure Statement. On March 19, 2010, the Debtors filed a supplement to the Plan of Reorganization, and on May 27, 2010, the Debtors filed the final Plan of Reorganization reflecting the resolution of certain objections by equity security holders and other non-material modifications.

On January 29, 2010, the U.S. Court approved the Debtors' Disclosure Statement as containing adequate information for the holders of impaired claims and equity interests, who were entitled to vote to accept or reject the Plan of Reorganization.

The Plan of Reorganization was overwhelmingly approved by number and dollar amount of the required classes of creditors of each of the Debtors, with the exception of Stone Container Finance Company of Canada II ("Stone FinCo II"). Stone FinCo II was removed from the Plan of Reorganization. A meeting of creditors was held for the Canadian debtor subsidiaries on April 6, 2010, at which the necessary votes were received to confirm the Plan of Reorganization by all requisite classes of creditors other than Stone FinCo II.

The Bankruptcy Code required the U.S. Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Plan of Reorganization began in the U.S. Court on April 15, 2010, and concluded on May 4, 2010. A hearing was conducted in the Canadian Court on May 3, 2010, and the Canadian Court issued an order on May 13, 2010, approving the Plan of Reorganization in the CCAA proceedings in Canada.

On May 24, 2010, the Debtors announced that they reached a resolution with certain holders of the Company's preferred and common stock that had filed objections to the confirmation of the Plan of Reorganization. On May 28, 2010, the U.S. Court approved notice procedures with respect to this resolution. On June 21, 2010, the U.S. Court entered the Confirmation Order which approved and confirmed the Plan of Reorganization. We emerged from our Chapter 11 and CCAA bankruptcy proceedings on June 30, 2010, the Effective Date.

As of the Effective Date, we substantially consummated the various transactions contemplated under the Plan of Reorganization and the Confirmation Order, including the following:

  •
  we merged with and into SSCE, with SSCE being the survivor entity and renaming itself Smurfit-Stone Container Corporation, and becoming the Reorganized Smurfit-Stone. Reorganized Smurfit-Stone is governed by a board of directors that includes Patrick J. Moore, our Chief Executive Officer, Steven J. Klinger, our former President and Chief Operating Officer until he resigned effective December 31, 2010, and nine independent directors, including a non-executive chairman selected by the Creditors' Committee in consultation with the Debtors;

  •
  Reorganized Smurfit-Stone filed the Amended and Restated Certificate of Incorporation of the Company, which authorized Reorganized Smurfit-Stone to issue 160,000,000 shares, consisting of 150,000,000 shares of common stock, par value $.001 per share ("Common Stock") and 10,000,000 shares of preferred stock, par value $.001 per share ("Preferred Stock"). Reorganized Smurfit-Stone issued or reserved for issuance 100,000,000 shares of Common Stock for distribution to creditors and interest holders pursuant to the Plan of Reorganization. Under the Plan of Reorganization, we issued an aggregate of 91,014,189 shares of Common Stock, including 89,854,782 shares of Common Stock issued on June 30, 2010 and an additional 1,159,407 shares of Common Stock subsequently issued through August 13, 2010 (collectively, the "Initial Distribution"). None of the Preferred Stock was issued or outstanding as of the Effective Date;

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

  •
  Reorganized Smurfit-Stone adopted the Equity Incentive Plan, pursuant to which, among other things, it reserved for issuance 8,695,652 shares of Common Stock representing eight percent of the fully diluted new Common Stock. In accordance with the terms of the Equity Incentive Plan, 2,895,909 stock options and 914,498 Restricted Stock Units ("RSU's") were granted to executive officers and other key employees of Reorganized Smurfit-Stone on the Effective Date;

  •
  the assets of the Canadian Debtors, other than Stone FinCo II, were sold to a newly-formed Canadian subsidiary of Reorganized Smurfit-Stone free and clear of existing claims, liens and interests in exchange for (i) the repayment in cash of the secured debt obligations of the Canadian Debtors, (ii) cash to the Canadian Debtors' unsecured creditors and (iii) the assumption of certain liabilities and obligations of the Canadian Debtors;

  •
  Reorganized Smurfit-Stone and its newly-formed Canadian subsidiary assumed all of the existing obligations under the qualified defined benefit pension plans in the United States and Canada sponsored by the Debtors, as well as all of the collective bargaining agreements in the United States and Canada between the Debtors and their labor unions.

On October 29, 2010, we issued an additional 648,363 shares and cancelled 34,000 shares previously issued in the Initial Distribution, leaving approximately 8.4 million shares of Common Stock held in reserve as of December 31, 2010. On January 27, 2011, we issued an additional 1,778,204 shares, leaving approximately 6.6 million shares of Common Stock in reserve.

From the approximately 6.6 million shares of Common Stock remaining in reserve, approximately 3.5 million shares were reserved in the Stone FinCo II Contribution Reserve and approximately 3.1 million shares remain in the SSCE Distribution Reserve for Holders of General Unsecured Claims.

On January 10, 2011, the Bankruptcy Court issued an order that disallowed the claim filed on behalf of the Holders of the Stone FinCo II Contribution Claim. Therefore, the approximately 3.5 million shares in the Stone FinCo II Contribution Reserve will not be distributed to the Holders of the Stone FinCo II Contribution Claim. Instead, the Plan of Reorganization requires that these shares in the Stone FinCo II Contribution Reserve be distributed as follows: (i) 95.5% (approximately 3.3 million shares) to the SSCE Distribution Reserve, to be distributed to the Holders of Allowed General Unsecured Claims under the terms of the Plan of Reorganization; (ii) 2.25% (approximately 75,000 shares) to the Holders of SSCC Preferred Interests; and (iii) 2.25% (approximately 75,000 shares) to the Holders of SSCC Common Interests. We expect to distribute the approximately 150,000 shares for the SSCC Preferred Interests and SSCC Common Interests by March 31, 2011.

Subsequent to the SSCC Preferred Interest and SSCC Common Interest distributions, the SSCE Distribution Reserve will include approximately 6.4 million shares of Common Stock. By March 31, 2011, we expect to distribute a minimum of 3.5 million shares from the SSCE Distribution Reserve on a pro-rata basis to Holders of Allowed General Unsecured Claims who had previously received distributions of shares under the terms of the Plan of Reorganization. The remaining 2.9 million shares in the SSCE Distribution Reserve are being held for Holders of General Unsecured Claims that are still unliquidated or subject to dispute. These shares will be distributed as these claims are liquidated or resolved, in accordance with the Plan of Reorganization. To the extent shares remain after resolution of these claims, these excess shares will also be re-distributed on a pro-rata basis to the Holders of Allowed General Unsecured Claims who had previously received distributions.

Exit Credit Facilities

On January 14, 2010, the U.S. Court entered an order authorizing the Debtors to (i) enter into an exit term loan facility engagement and arrangement letter and fee letters, (ii) pay associated fees and expenses and (iii) furnish related indemnities. On February 1, 2010, we filed a motion with the U.S. Court seeking approval to enter into a senior secured term loan exit facility ("Term Loan Facility").

On February 16, 2010, the U.S. Court granted the motion and authorized us and certain of our affiliates to enter into the Term Loan Facility. On the same date, the U.S. Court also granted our February 3, 2010 motion seeking approval to enter into a commitment letter and fee letters for an asset-based revolving credit facility (the "ABL Revolving Facility") (together with the Term Loan Facility, the "Exit Credit Facilities"). Based on such approvals, on February 22, 2010, we and certain of our subsidiaries entered into the Term Loan Facility that provides for an aggregate term loan commitment of $1,200 million. In addition, we entered into the ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche), on April 15, 2010. The ABL Revolving Facility includes a $150 million sub-limit for letters of credit.

On June 30, 2010, the Term Loan Facility was funded and borrowings became available under the ABL Revolving Facility. The proceeds of the borrowings under the Term Loan Facility of $1,200 million, together with available cash, were used to repay our outstanding secured indebtedness under our pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Plan of Reorganization. See Note 1 of the Notes to Consolidated Financial Statements — Fresh Start Accounting. As of December 31, 2010, we had no borrowings under the ABL Revolving Facility and $1,194 million under the Term Loan Facility. Borrowings under the ABL Revolving Facility are available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes. As of December 31, 2010, our borrowing base under the ABL Revolving Facility was $618 million and the amount available for borrowings after considering outstanding letters of credit was $534 million.

As of December 31, 2010, the Company also had available unrestricted cash and cash equivalents of $449 million primarily invested in money market funds at a variable interest rate of 0.13%.

Financial Reporting Considerations

Subsequent to the Petition Date, we applied the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 852, "Reorganizations" ("ASC 852"), in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings were recorded in reorganization items in the consolidated statements of operations. In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process were classified on the consolidated balance sheet at December 31, 2009 in liabilities subject to compromise.

Reorganization Items

Our reorganization items directly related to the process of our reorganizing under Chapter 11 and the CCAA, and our emergence on June 30, 2010, as recorded in our consolidated statements of operations, consist of the following:

	Successor	Predecessor
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Income (Expense)
Provision for rejected/settled executory contracts and leases	$	$(106)	$(78)
Professional fees	(12)	(43)	(56)
Accounts payable settlement gains		5	11
Reversal of accrued post-petition unsecured interest expense			163
Gain due to plan effects		580
Gain due to fresh start accounting adjustments		742

Total reorganization items	$(12)	$1,178	$40

In addition, an income tax benefit of $200 million related to the effects of the plan of reorganization and application of fresh start accounting was recorded in the six months ended June 30, 2010, primarily related to adjustments for cancellation of indebtedness, valuation allowances and unrecognized tax benefits.

Professional fees directly related to the reorganization include fees associated with advisors to the Company, the Creditors' Committee and certain secured creditors. During the six months ended December 31, 2010, the Company continued to incur costs related to professional fees that are directly attributable to the reorganization.

Net cash paid for reorganization items related to professional fees for the six months ended December 31, 2010 and June 30, 2010, and the year ended December 31, 2009 totaled $38 million, $32 million, and $41 million, respectively.

Reorganization items exclude employee severance and other restructuring charges recorded during 2010 and 2009.

Interest expense recorded on the Predecessor unsecured debt subsequent to the Petition date was zero for the six months ended June 30, 2010 and $163 million for the year ended December 31, 2009. Contractual interest expense on unsecured debt was $98 million and $196 million for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. Under the Plan of Reorganization, interest expense on the unsecured senior notes subsequent to the Petition Date was not paid. In the fourth quarter of 2009, we concluded it was not probable that interest expense on the Predecessor unsecured senior notes subsequent to the Petition Date would be an allowed claim. As a result, in December 2009, we recorded income in reorganization items for the reversal of $163 million post-petition unsecured interest expense accrued from the Petition Date through November 30, 2009, and discontinued recording unsecured interest expense.

In addition, in the fourth quarter of 2009, we concluded it was not probable that Preferred Stock dividends that were accrued subsequent to the Petition Date would be allowed claims. Preferred Stock dividends that were accrued post-petition and included in liabilities subject to compromise were reversed in the fourth quarter of 2009. Preferred Stock dividends in arrears were $13 million at the Effective Date and $9 million as of December 31, 2009. The Preferred Stock dividends in arrears since the Petition Date are presented in the Predecessor consolidated statements of operations only to reflect preferred stockholders' rights to dividends over common stockholders and are not reflected in the Preferred Stock value in the December 31, 2009 consolidated balance sheet.

Other Bankruptcy Related Costs

Debtor-in-possession debt issuance costs of $63 million were incurred and paid during the first quarter of 2009 in connection with entering into the DIP Credit Agreement, and are separately presented in the 2009 consolidated statements of operations.

Liabilities Subject to Compromise

Liabilities subject to compromise represent pre-petition unsecured obligations that were expected to be settled under the Plan of Reorganization. These liabilities represented the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process. Liabilities subject to compromise also included certain items, such as qualified defined benefit pension and retiree medical obligations that were assumed under the Plan of Reorganization, and as such, have been recorded in liabilities under the Reorganized Smurfit-Stone.

We rejected certain executory contracts and unexpired leases with respect to our operations with the approval of the Bankruptcy Courts. Damages resulting from rejection of executory contracts and unexpired leases were generally treated as general unsecured claims and were classified as liabilities subject to compromise.

Liabilities subject to compromise at December 31, 2009 consisted of the following:

Predecessor December 31, 2009
Unsecured debt	$2,439
Accounts payable	339
Interest payable	47
Retiree medical obligations	176
Pension obligations	1,136
Unrecognized tax benefits	46
Executory contracts and leases	72
Other	17

Liabilities subject to compromise	$4,272

For information regarding the discharge of liabilities subject to compromise, see Note 1 of the Notes to Consolidated Financial Statements — Fresh Start Accounting.

Fresh Start Accounting

In accordance with ASC 852, we adopted fresh start accounting as of the close of business on June 30, 2010, because the reorganization value of the assets of the Predecessor Company immediately before the date of confirmation of the Plan of Reorganization was less than the total of all post-petition liabilities and allowed claims, and the holders of the Predecessor Company's voting shares immediately before confirmation of the Plan of Reorganization received less than 50 percent of the voting shares of the Successor Company. Upon adoption of fresh start accounting, the Company became a new entity for financial reporting purposes reflecting the Successor capital structure. As such, a new accounting basis in the identifiable assets and liabilities assumed was established with no retained earnings or accumulated other comprehensive income (loss) ("OCI").

For information regarding fresh start accounting, see Note 1 of the Notes to Consolidated Financial Statements — Fresh Start Accounting.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

We operate as one segment. For financial information for the last three fiscal years, including our net sales to external customers by country of origin and total long-lived assets by country, see the information set forth in Note 24 of the Notes to Consolidated Financial Statements.

PRODUCTS

Our operations include 12 paper mills (10 located in the United States and two in Canada), 103 container plants (84 located in the United States, 13 in Canada, three in Mexico, two in China and one in Puerto Rico), 30 recycling plants located in the United States and one lamination plant located in Canada. We also operate wood harvesting facilities in Canada and the United States. Our primary products include:

•
containerboard;

•
corrugated containers;

•
market pulp;

•
kraft paper; and

•
reclaimed fiber

We produce a full range of high-quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumer goods. Our container plants serve local customers and large national accounts. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books and furniture. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck® recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. We also provide custom, proprietary and standard automated packaging machines, offering customers turn-key installation, automation, line integration and packaging solutions.

Containerboard and Corrugated Containers

Successor

Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. We produced 1,619,000 tons of unbleached kraft linerboard, 500,000 tons of white top linerboard and 1,018,000 tons of medium for the six months ended December 31, 2010. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations. For the six months ended December 31, 2010, our corrugated container plants consumed 2,228,000 tons of containerboard. Net sales of corrugated containers for the six months ended December 31, 2010 represented 63% of our total net sales. Net sales of containerboard to third parties for the six months ended December 31, 2010 represented 20% of our total net sales.

Predecessor

We produced 1,649,000 tons of unbleached kraft linerboard, 474,000 tons of white top linerboard and 1,007,000 tons of medium for the six months ended June 30, 2010. For the six months ended June 30, 2010, our corrugated container plants consumed 2,264,000 tons of containerboard. Net sales of corrugated containers for the six months ended June 30, 2010, and the years ended December 31, 2009 and 2008 represented 65%, 71% and 63%, respectively, of our total net sales. Net sales of containerboard to third parties for the six months ended June 30, 2010, and years ended December 31, 2009 and 2008 represented 19%, 17% and 20%, respectively, of our total net sales.

Market Pulp and Kraft Paper

Our paper mills also produce market pulp, solid bleached liner (SBL), kraft paper, and other specialty products. We produce bleached southern hardwood pulp, bleached southern softwood pulp and fluff pulp, which are sold to manufacturers of paper products, including specialty papers, as well as the printing and writing sectors. Kraft paper is used in numerous products, including consumer and industrial bags, grocery and shopping bags, counter rolls, handle stock and refuse bags.

Reclaimed and Brokered Fiber

Our recycling operations procure fiber resources for our paper mills as well as other producers. We operate 30 recycling facilities that collect, sort, grade and bale recovered paper. We also collect aluminum and plastics for resale to manufacturers of these products. In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to our recycled paper mills and other producers on a regional and national contract basis. Our waste reduction services extract additional recyclables from the waste stream by partnering with customers to reduce their waste expenses and increase efficiencies. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our recycling facilities are located close to our recycled paper mills, ensuring availability of supply with minimal shipping costs. For the six months ended December 31, 2010, our paper mills consumed 1,190,000 tons of the fiber reclaimed and brokered by our recycling operations, representing an integration level of approximately 40%. For the six months ended June 30, 2010, our paper mills consumed 1,252,000 tons of the fiber reclaimed and brokered by our recycling operations, representing an integration level of approximately 43%.

Production for our paper mills, sales volume for our corrugated container facilities and fiber reclaimed and brokered are as follows:

		Predecessor
	Successor
			Year Ended December 31,
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010
(In thousands of tons, except as noted)			2009	2008
Mill Production
Containerboard	3,137	3,130	6,033	6,853
Market pulp	146	134	294	470
Solid bleached liner	60	66	130	125
Kraft paper	53	55	110	145
Corrugated containers sold (in billion square feet)	34.0	34.2	67.1	71.5
Fiber reclaimed and brokered	2,952	2,891	5,182	6,462

RAW MATERIALS

Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our paper products. We satisfy the majority of our need for wood fiber through purchases on the open market or under supply agreements. We satisfy essentially all of our need for reclaimed fiber through our recycling facilities and nationwide brokerage system.

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

We serve a broad customer base, including thousands of accounts from our plants and sell packaging and other products directly to end users and converters, as well as through resellers. Our corrugated container sales organization is centralized and has sales responsibilities for all converting plants. This organizational structure allows us to better focus on revenue growth and assign the appropriate resources to the best opportunities. Marketing of containerboard and pulp to third parties is centralized in our board sales group. Total tons of containerboard and market pulp sold to third parties for the six months ended December 31, 2010 and June 30, 2010, and the years ended December 31, 2009 and 2008, respectively, were 1,177,000 tons, 1,169,000 tons, 2,245,000 tons and 3,024,000 tons.

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

RESEARCH AND NEW PRODUCT DEVELOPMENT

The majority of our research and new product development activities are performed at our facility located in Carol Stream, Illinois. We use advanced technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. For research and new product development activities, we spent $2 million, $2 million, $3 million and $3 million for the six months ended December 31, 2010 and June 30, 2010, and the years ended December 31, 2009 and 2008, respectively.

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

EMPLOYEES

We had approximately 17,100 employees at December 31, 2010, of which approximately 10,500 (62%) were represented by collective bargaining units. Approximately 13,800 (81%) of our employees are in our U.S. operations. The expiration dates of union contracts for our paper mills are as follows:

•
West Point, Virginia - September 2009

•
Hopewell, Virginia - July 2011

•
Panama City, Florida - March 2012

•
Matane, Quebec, Canada - April 2012

•
Fernandina Beach, Florida - June 2012

•
Coshocton, Ohio - July 2012

•
La Tuque, Quebec, Canada - August 2013

•
Hodge, Louisiana - June 2014

•
Jacksonville, Florida - June 2014

•
Florence, South Carolina - August 2014

A labor agreement covering approximately 400 employees at our West Point, Virginia paper mill expired in 2009. Negotiations to reach a new agreement with the local union bargaining committee at the West Point mill have been unsuccessful, and we have advised the union that we believe negotiations are at an impasse. Absent an agreement by the union members to accept our last contract offer, and barring an unexpected change in their position, we intend to unilaterally implement contract terms in the near future. Our implementation of contract terms could potentially result in a work stoppage by the union, although we intend to continue to operate the mill throughout the duration of any such work stoppage. While a work stoppage by the union could potentially have a negative impact on the mill's production and costs in the short-term, we believe that this matter will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Except as noted above, we believe our employee relations are generally good. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

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

The U.S. Congress and several states in which we operate are considering legislation that would mandate the reduction of greenhouse gas emissions from facilities in various sectors of the economy, including manufacturing. The United States Environmental Protection Agency ("EPA") also has taken steps to address climate change by issuing new Clean Air Act permitting regulations which apply to facilities that emit greenhouse gases. These new regulations became effective for certain greenhouse gas sources on January 2, 2011, with implementation for other sources to be phased in over the next several years. Enactment of EPA's new greenhouse gas regulations and/or future climate change legislation may require capital expenditures to modify assets to meet greenhouse gas reduction requirements, increase energy costs above the level of general inflation, and could result in direct compliance and other costs. It is not currently possible to estimate the costs or timing of compliance with such laws or regulations. We have taken voluntary actions to reduce greenhouse gas emissions from our manufacturing operations and, with our membership in the Chicago Climate Exchange, made a commitment to reduce these emissions by 6% from baseline (emissions from 1998 to 2001) by the end of 2010. We believe we have exceeded the reduction obligation contingent upon review and approval by the Chicago Climate Exchange, which will take place in 2011. We expect that we will not be disproportionately affected by new climate change laws or regulations as compared to our competitors who have comparable, energy-intensive operations in the United States.

In 2004, EPA promulgated a Maximum Achievable Control Technology ("MACT") regulation to limit hazardous air pollutant emissions from certain industrial boilers ("Boiler MACT"). Several of our mills were required to install new pollution control equipment in order to meet the compliance deadline of September 13, 2007. The Boiler MACT rule was challenged by third parties in litigation, and in mid-2007, the United States District Court of Appeals for the D.C. Circuit issued a decision vacating Boiler MACT and remanding the rule to the EPA. All projects required to bring us into compliance with the now vacated Boiler MACT requirements were completed. We spent approximately $80 million on Boiler MACT projects principally through 2007 with insignificant amounts spent in 2008 through 2010. On June 4, 2010, EPA published a new, proposed Boiler MACT rule. Very few existing industrial boilers could comply with the extremely stringent emission limits proposed by the EPA, and we likely would be required to install additional pollution control devices and other equipment on power boilers at many of our mills to comply with the draft rule. The American Forest & Paper Association ("AF&PA") has estimated that the forest products industry as a whole would be required to make approximately $7 billion in capital investments to comply with the proposed Boiler MACT. EPA plans to issue a final Boiler MACT rule in 2011, and the emissions limits and other compliance requirements in the final rule may change from those contained in the proposal. As a result, we are unable to estimate our cost of complying with the forthcoming Boiler MACT rule.

Excluding the spending on Boiler MACT projects described above and other one-time compliance costs, for the past three years we spent an average of approximately $5 million annually on capital expenditures for environmental purposes. We anticipate additional capital expenditures related to environmental compliance in the future. Since our principal competitors are subject to comparable environmental standards, it is our opinion, based on current information, that compliance with existing environmental standards should not adversely affect our competitive position or operating results. However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results. See Part I, Item 3. Legal Proceedings — "Environmental Matters."

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information relating to our current executive officers:

Matthew T. Denton, age 48, born on December 11, 1962, was appointed Senior Vice President — Business Planning and Analysis on February 1, 2010. He had been Vice President — Business Planning and Analysis since January 2007 and prior to that had been Vice President of Business Transformation since he joined Smurfit-Stone in June 2006. Prior to joining Smurfit-Stone, Mr. Denton was employed by Georgia Pacific Corporation from 1992 to 2006, where he held positions of increasing responsibility, including Vice President of Strategic Sourcing for Georgia Pacific's North American consumer products and bleached pulp and paper operations, and Vice President of Finance for the containerboard and packaging segment and pulp division.

Michael P. Exner, age 56, born on June 20, 1954, was appointed Senior Vice President and General Manager — Containerboard Mill Division on January 1, 2010. Prior to joining Smurfit-Stone, Mr. Exner was employed by International Paper Company, most recently as the Vice President of

Manufacturing — Containerboard since July 2003, Director of Manufacturing — Commercial Printing and Imaging Papers from February 1997 to June 2003 and Mill Manager from June 1992 to January 1997.

Craig A. Hunt, age 49, born on May 31, 1961, was appointed Chief Administrative Officer and General Counsel on November 1, 2010. He had been Senior Vice President, Secretary and General Counsel since February 2005, and prior to that had been Vice President, Secretary and General Counsel since November 1998.

Paul K. Kaufmann, age 56, born on May 11, 1954, was appointed Senior Vice President and Corporate Controller on February 23, 2005, and prior to that had been Vice President and Corporate Controller since November 1998.

John L. Knudsen, age 53, born on August 29, 1957, was appointed Senior Vice President, Supply Chain and Board Sales on June 1, 2010. He had been Senior Vice President of Corporate Strategy since November 2008. He had been Senior Vice President of Manufacturing for the Container Division since October 2005. He was Vice President of Strategic Planning for the Container Division from April 2005 to October 2005. Prior to that, he was Vice President and Regional Manager for the Container Division from August 2000 to April 2005.

Patrick J. Moore, age 56, born on September 7, 1954, has served as Chief Executive Officer since May 2006. Mr. Moore has announced his intention to retire as Chief Executive Officer within one year after our emergence from bankruptcy. He had been Chairman, President and Chief Executive Officer since May 2003, and prior to that he was President and Chief Executive Officer since January 2002, when he was also elected as a Director. He was Vice President and Chief Financial Officer from November 1998 until January 2002. Mr. Moore is a director of Archer Daniels Midland Company.

Mark R. O'Bryan, age 48, born on January 15, 1963, was appointed Senior Vice President — Strategic Initiatives and Chief Information Officer on April 1, 2007. He had been Senior Vice President — Strategic Initiatives since July 2005 and prior to that had been Vice President — Operational Improvement for the Consumer Packaging Division from April 2004 to July 2005. He was Vice President — Procurement from October 1999 to April 2004.

Michael R. Oswald, age 54, born on October 29, 1956, was appointed Senior Vice President and General Manager of the Recycling Division on August 1, 2005. Prior to that, he was Vice President of Operations for the Recycling Division from January 1997 to August 2005.

Steven C. Strickland, age 58, born on July 12, 1952, was appointed Senior Vice President of Container Operations on November 1, 2008. He had been Senior Vice President of Sales for the Container Division since October 27, 2006. Prior to joining Smurfit-Stone, Mr. Strickland was employed by Unisource, most recently as Senior Vice President of Packaging and Supply from September 2006 to October 2006, Senior Vice President of Packaging from March 2004 to August 2006, Senior Vice President of Operations — East from March 2003 to March 2004 and Vice President of National Sales from September 1999 to March 2003.

AVAILABLE INFORMATION

We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), through our Internet Website (www.smurfit-stone.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). You may access these SEC filings via the hyperlink that we provide on our Website to a third-party SEC filings Website.

ITEM 1A.    RISK FACTORS

We are subject to certain risks and events that, if one or more of them occur, could adversely affect our business, our financial condition and results of operations, and the trading price of our common stock. You should consider the following risk factors, in addition to the other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC, in evaluating us, our business and an investment in our securities. The risks below are not the only ones we face. Additional risks not currently known to us or that we currently deem immaterial also may adversely impact our business.

Global economic conditions and credit tightening materially and adversely affect our business.

Our business has been materially and adversely affected by changes in regional, national and global economic conditions. Such changes have included or may include reduced consumer spending, reduced availability of capital, inflation, deflation, adverse changes in interest rates, fluctuations in the value of local currency versus the U.S. dollar, reduced energy availability and increased energy costs and government initiatives to manage economic conditions. Continuing instability in financial markets and the deterioration of other national and global economic conditions may have further materially adverse effects on our operations, financial results or liquidity, including the financial stability of our customers or suppliers which may be compromised, which could result in additional bad debts for us or non-performance by suppliers.

Uncertainty about current economic conditions may cause consumers of our products to postpone or refrain from spending in response to tighter credit, negative financial news, declines in income or asset values, or other adverse economic events or conditions, which could reduce demand for our products and materially adversely affect our financial condition and operating results. Further deterioration of economic conditions would likely exacerbate these adverse effects, result in wide-ranging, adverse and prolonged effects on general business conditions, and materially adversely affect our operations, financial results and liquidity.

Our industry is cyclical and highly competitive.

Our operating results reflect the cyclicality of our industry. In addition, the industry is capital intensive, which leads to high fixed costs. These conditions have contributed to substantial price competition and volatility in the industry. The majority of our products have been and are likely to continue to be subject to extreme price competition. Some segments of our industry have capacity in excess of demand, which may require us to take downtime periodically to reduce inventory levels during periods of weak demand.

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

Our Exit Credit Facilities include financial and other covenants that impose restrictions on our financial and business operations and those of our subsidiaries. These covenants could have a material adverse impact on our operations. Our failure to comply with any of these covenants could result in an event of default that, if not cured or waived, requires us to repay the borrowings under the Exit Credit Facilities before their due date. The Exit Credit Facilities also contain other events of default customary for similar financings. If we are unable to repay or otherwise refinance our borrowings when due, the lenders could foreclose on our assets. If we are unable to refinance these borrowings on favorable terms, our costs of borrowing could increase significantly.

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

We have made substantial contributions to our pension plans in the past five years and expect to make substantial contributions in the coming years in order to ensure that our funding levels remain adequate in light of projected liabilities and to meet the requirements of the Pension Protection Act of 2006 in the U.S. and the applicable funding rules in Canada. Future contributions to our pension and other postretirement plans will be dependent on future regulatory changes, future changes in discount rates and the return performance of our plan assets. These contributions reduce the amount of cash available for us to repay indebtedness or make capital investments.

At December 31, 2010, the qualified defined benefit pension plans maintained by us were under-funded by approximately $1,132 million. We will likely be required to make significant cash contributions to these plans under applicable U.S. and Canadian laws over the next several years in order to amortize the existing under-funding and satisfy current service obligations under the plans. These contributions will significantly impact future cash flows that might otherwise be available for repayment of debt, capital expenditures, and other corporate purposes. We currently estimate that the cash contributions under the United States and Canadian qualified pension plans will be approximately $109 million in 2011. We currently estimate that contributions will be in the range of approximately $250 million to $340 million annually in 2012 through 2015. Projected pension contributions reflect that we have elected funding relief under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, and also reflect our election of Canada's funding relief measures made in 2009 and 2010. The actual required amounts and timing of such future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets, and could also be impacted by future changes in the laws and regulations applicable to plan funding.

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

A significant number of our employees in North America are governed by collective bargaining agreements. Expired contracts are in the process of renegotiation. We may not be able to successfully negotiate new union contracts without work stoppages or labor difficulties. If we are unable to successfully renegotiate the terms of any of these agreements or an industry association is unable to successfully negotiate a national agreement when they expire, or if we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages, our results of operations and financial condition could be materially adversely affected.

We are subject to environmental regulations and liabilities that could weaken our operating results and financial condition.

Federal, state, provincial, foreign and local environmental requirements, particularly those relating to air and water quality, are a significant factor in our business. Maintaining compliance with existing environmental laws, as well as complying with requirements imposed by new or changed environmental laws, including EPA's new greenhouse gas regulations and Boiler MACT, may require capital expenditures for compliance. Although we satisfied our potential liability relating to certain third party potentially responsible parties ("PRPs") and formerly owned sites as unsecured claims in our bankruptcy proceedings, other ongoing remediation costs and future remediation liability at sites where we may be a PRPs for cleanup activity under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and analogous state and other laws may materially adversely affect our results of operations and financial condition.

Rock-Tenn Merger Agreement Risk Factors

If the Merger is completed, the combined company may not be able to successfully integrate the business of the Company and Rock-Tenn and therefore may not be able to realize the anticipated benefits of the Merger.

At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $17.50 in cash and 0.30605 of a share of Rock-Tenn Class A common stock, par value $0.01 per share (collectively, the "Merger Consideration").

Because a portion of the Merger Consideration consists of Rock-Tenn common stock, realization of the anticipated benefits in the Merger will depend, in part, on the combined company's ability to successfully integrate the businesses and operations of Rock-Tenn and us. The combined company will be required to devote significant management attention and resources to integrating its business practices, operations, and support functions. The challenges the combined company may encounter include the following:

  •
  combining diverse product and service offerings, customer plans, and sales and marketing approaches;

  •
  preserving customer, supplier, and other important relationships and resolving potential conflicts that may arise as a result of the merger;

  •
  consolidating and integrating duplicative facilities and operations, including back-office systems;

  •
  addressing differences in business cultures, preserving employee morale, and retaining key employees while maintaining focus on providing consistent, high-quality customer service and meeting its operational and financial goals; and

  •
  adequately addressing business integration issues.

The process of integrating Rock-Tenn's and our operations could cause an interruption of, or loss of momentum in, the combined company's business and financial performance. The diversion of management's attention and any delays or difficulties encountered in connection with the Merger and the integration of the two companies' operations could have an adverse effect on the business, financial results, financial condition, or stock price of Rock-Tenn (as the combined company following the Merger). The integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated expense savings and synergies anticipated from the merger will be realized.

Failure to complete the Merger could negatively impact our stock price, future business and financial results.

Although the parties to the Merger Agreement have agreed to use their reasonable best efforts to obtain stockholder approval of certain proposals relating to the Merger, there is no assurance that these proposals will be approved, and there is no assurance that the necessary regulatory approvals will be received or that the other conditions to the completion of the Merger will be satisfied. If the Merger is not completed for any reason, we will be subject to several risks, including the following:

  •
  possibly being required to pay Rock-Tenn a termination fee of $120 million, which is required under certain circumstances relating to termination of the Merger Agreement;

  •
  possibly being required to pay Rock-Tenn's costs and expenses relating to the merger, including legal, accounting, and financial advisor expenses, which is required under certain circumstances relating to termination of the Merger Agreement;

  •
  under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may adversely affect our ability to exercise certain of our business strategies; and

  •
  having had the focus of our management directed towards the Merger and integration planning instead of our core business and other opportunities that could have been beneficial to us.

In addition, we would not realize any of the expected benefits of having completed the Merger and would continue to have risks that we currently face as an independent company.

If the Merger is not completed, the price of our common stock may decline to the extent that the current market price of the stock reflects a market assumption that the Merger will be completed or as a result of the market's perceptions that the Merger was not consummated due to an adverse change in our business. In addition, our business may be harmed, and the price of our stock may decline as a result, to the extent that employees, customers, suppliers, and others believe that we cannot compete in the marketplace as effectively without the Merger or otherwise remain uncertain about our future prospects in the absence of the Merger.

In addition, if the Merger is not completed and our Board of Directors determines to seek another business combination transaction, there can be no assurance that a transaction creating stockholder value comparable to the value perceived to be created by the Merger will be available to us.

The Merger Agreement limits our ability to pursue an alternative acquisition proposal to the Merger and requires Smurfit-Stone to pay a termination fee of $120 million if it does.

The Merger Agreement prohibits Rock-Tenn and us from soliciting, initiating, encouraging, or facilitating certain alternative acquisition proposals with third parties, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides that we are required to pay a termination fee of $120 million if the Merger Agreement is terminated under certain circumstances in connection with a third party initiating a competing acquisition proposal for Smurfit-Stone. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders than the value resulting from the Merger. The termination fee may also discourage third parties from pursuing an acquisition proposal with respect to Smurfit-Stone.

In order to complete the Merger, the Company and Rock-Tenn must obtain certain governmental approvals, and if such approvals are not granted or are granted with burdensome conditions, the completion of the Merger may be jeopardized or the anticipated benefits of the Merger may be reduced.

Completion of the Merger is conditioned upon the receipt of certain governmental clearances or approvals, including, but not limited to, the expiration or termination of the applicable waiting period, or receipt of approval, under each foreign antitrust law that relates to the merger where the failure to obtain such approval or meet such waiting period under the applicable foreign anti-trust law would have a material adverse effect. Although Rock-Tenn and we have agreed in the Merger Agreement to use reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental authorities from which these approvals are required have broad discretion in administering the governing regulations. As a condition to approval of the Merger, these governmental authorities may impose requirements, limitations or costs; or require divestitures; or place restrictions on the conduct of the business of the combined company after the completion of the Merger. Under the terms of the Merger agreement, neither we nor Rock-Tenn are required to undertake any divestiture or hold separate assets to the extent that such action would be reasonably expected to have a material adverse effect on Rock-Tenn or us. However, if, notwithstanding the provisions of the Merger Agreement, either Rock-Tenn or we become subject to any term, condition, obligation or restriction (whether because such term, condition, obligation or restriction does not rise to the specified level of materiality or Rock-Tenn otherwise consents to its imposition), the imposition of such term, condition, obligation or restriction could adversely affect the ability to integrate our operations into Rock-Tenn's operations, reduce the anticipated benefits of the Merger or otherwise adversely affect the combined company's business and results of operations after the completion of the Merger.

Pending litigation against us, Rock-Tenn, and certain of our directors and officers could result in an injunction preventing completion of the Merger, or the payment of damages in the event the Merger is completed and/or may adversely affect the combined company's business, financial condition or results of operations following the Merger.

Since the announcement on January 23, 2011 of the signing of the Merger Agreement, Rock-Tenn and us, as well as certain of our officers and members of the Board of Directors, have been named as defendants in several lawsuits brought by our stockholders challenging the proposed Merger. The lawsuits generally allege, among other things, that the consideration agreed to in the Merger Agreement is inadequate and unfair to our stockholders, that the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by Rock-Tenn, among others. The lawsuits seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, monetary relief and attorneys' fees.

One of the conditions to the closing of the Merger is that no order issued by a governmental authority of competent jurisdiction or law or other legal restraint or prohibition making the Merger illegal or permanently restraining, enjoining, or otherwise prohibiting or preventing the consummation of the Merger or the other transactions contemplated by the Merger Agreement be in effect. Consequently, if the plaintiffs secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants' ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all. If completion of the Merger is prevented or delayed, it could result in substantial costs to us and Rock-Tenn. In addition, we and Rock-Tenn could incur significant costs in connection with the lawsuits, including costs associated with the indemnification of our directors and officers. See Part I, Item 3. Legal Proceedings — "Litigation" for more information about the lawsuits that have been filed related to the Merger.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The manufacturing facilities of our consolidated subsidiaries are located primarily in North America. We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for our use. We have invested significant capital in our operations to upgrade or replace corrugators and converting machines, while closing higher cost facilities. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — "Restructuring Activities." Our manufacturing facilities as of December 31, 2010 are summarized below:

	Number of Facilities
				State Locations(a)
	Total	Owned	Leased
United States
Paper mills	10	10		7
Corrugated container plants	84	60	24	29
Recycling plants	30	15	15	14

Subtotal	124	85	39	34
Canada and Other North America
Paper mills	2	2		N/A
Corrugated container plants	17	14	3	N/A
Laminating plant	1	1		N/A

Subtotal	20	17	3
China
Corrugated container plants	2	2		N/A

Total	146	104	42

(a)
Reflects the number of states in which we have at least one manufacturing facility.

Our paper mills represent approximately 72% of our investment in property, plant and equipment. In addition to manufacturing facilities, we operate wood harvesting facilities in Canada and the United States. The approximate annual tons of productive capacity of our paper mills at December 31, 2010 were:

	Annual Capacity (in thousands)
	United States	Canada	Total
Containerboard	5,939	521	6,460
Market pulp	274		274
SBL		131	131
Kraft paper	79		79

Total	6,292	652	6,944

Substantially all of our North American operating facilities have been pledged as collateral under our Exit Credit Facilities. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — "Net Cash Provided By (Used For) Financing Activities."

ITEM 3.    LEGAL PROCEEDINGS

LITIGATION

On January 26, 2009, we and our U.S. and Canadian subsidiaries filed the Chapter 11 Petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Court. On the same day, our Canadian subsidiaries also filed the Canadian Petition under the CCAA in the Canadian Court. Our operations in Mexico and Asia and certain Non-Debtor subsidiaries were not included in the filings and continued to operate outside of the Chapter 11 and CCAA processes. On June 21, 2010, the U.S. Court entered the Findings of Fact, Conclusions of Law and Order Confirming the Joint Plan for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors (the "Confirmation Order"), which approved and confirmed the Plan of Reorganization. On June 30, 2010 (the "Effective Date"), the Plan of Reorganization became effective and the Debtors consummated their reorganization through a series of transactions contemplated by the Plan of Reorganization and emerged from Chapter 11 bankruptcy proceedings. See Part I, Item 1. Business — "Bankruptcy Proceedings."

In May 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against four individual committee members of the Administrative Committee ("Administrative Committee") of our Savings Plans (the "Savings Plans") and Patrick Moore, our Chief Executive Officer (together, the "Defendants"). During the first quarter of 2010, two additional Employee Retirement Income Security Act ("ERISA") class action lawsuits were filed in the United States District Court for the Western District of Missouri and one in the United States District Court for the District of Delaware. The defendants in these cases are individual committee members of the Administrative Committee, several other of our current and former executives and individual members of the predecessor Company's Board of Directors. The suits were consolidated into one matter in January 2011 in the Northern District of Illinois. The consolidated complaint alleges certain ERISA violations between January 1, 2008 and January 26, 2009. The plaintiffs brought the complaint on behalf of themselves and a class of similarly situated participants and beneficiaries of four of our Savings Plans. The plaintiffs assert that the Defendants breached their fiduciary duties to the Savings Plans' participants and beneficiaries by allegedly making imprudent investments with the Savings Plans' assets, making misrepresentations and failing to disclose material adverse facts concerning our business conditions, debt management and viability, and not taking appropriate action to protect the Savings Plans' assets. Even though we are not a named defendant in the case, management believes that any indemnification obligations to the Defendants would be covered by applicable insurance.

In September 2010, four putative class action complaints (the "Complaints") were filed in the United States District Court for the Northern District of Illinois against us and several other paper and packaging companies (collectively referred to as the "Class Action Defendants"). The Complaints allege that we and the Class Action Defendants engaged in anti-competitive activities and violation of antitrust laws by reaching agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products. The Complaints seek an unspecified amount of damages arising from the sale of corrugated products from 2005 to the date the lawsuit was filed. A consolidated complaint was filed on November 8, 2010 by the Complainants which contains allegations that limit our liability to conduct that arose subsequent to the bankruptcy Effective Date. Given the limited time period for potential liability, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Four complaints on behalf of the same putative class of our stockholders have been filed in the Circuit Court for Cook County, Illinois challenging the Merger Agreement: (i) Gold v. Smurfit-Stone Container Corp.; (ii) Roseman v. Smurfit-Stone Container Corp.; (iii) Findley v. Smurfit-Stone Container Corp.; and (iv) Czech v. Smurfit-Stone Container Corp. (collectively, the "Illinois Complaints"). The Illinois Complaints were filed against us, Rock-Tenn and its merger subsidiary, and the individual members of our Board of Directors (the "Merger Defendants"). The Illinois Complaints allege that our directors breached fiduciary duties in considering and entering into the Merger Agreement, and that the Company, Rock-Tenn and its merger subsidiary aided and abetted such breaches. The Illinois Complaints seek equitable relief, including an injunction prohibiting consummation of the Merger Agreement and imposition of a constructive trust. On February 4, 2011, plaintiffs moved for consolidation of the Illinois Complaints, and on February 10, 2011, all four complaints were consolidated under Gold v. Smurfit-Stone Container Corp., et al.

On February 2, 2011, a putative class action complaint asserting substantially similar claims was filed against the same Merger Defendants in the Delaware Court of Chancery under the caption of Marks v. Smurfit-Stone Container Corp., (the "Delaware Complaint"). The Delaware Complaint also seeks equitable relief, including an injunction prohibiting consummation of the Merger Agreement and an accounting for alleged damages. On February 7, 2011, the plaintiff served a request for production of documents directed to all Merger Defendants. On February 8, 2011, the plaintiff moved for expedited proceedings and a preliminary injunction prohibiting consummation of the Merger Agreement.

We believe the Illinois Complaints and Delaware Complaint are without merit and will vigorously defend against the allegations.

All litigation that arose or may arise out of pre-petition or pre-discharge conduct or acts is subject to the Bankruptcy Discharge Order and is either resolved consistent with all other general unsecured claims in the bankruptcy or subject to dismissal based on failure to properly file a claim. As a result, we believe that these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

On October 1, 2010, our Hopewell, Virginia paperboard mill received a Finding of Violation and Notice of Violation ("NOV") from EPA Region III alleging certain violations of regulations that require treatment of kraft pulping condensates. We strongly disagree with the assertion of the violations in the NOV and plan to vigorously defend ourselves in this matter. Based on information currently available to the Company, we do not believe that this matter will have a material adverse effect on our financial condition, results of operations or cash flows.

We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons, all of whom are referred to as PRPs, are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under CERCLA and analogous state laws, regardless of fault or the lawfulness of the original disposal. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Although we satisfied our potential liability relating to certain third party PRP and formerly owned sites as unsecured claims in our bankruptcy proceedings, we may face liability at other ongoing remediation sites and future remediation liability at sites where we may be a PRP for cleanup activity under the CERCLA and analogous state and other laws. In addition to participating in the remediation of sites owned by third parties, we are conducting the investigation and/or remediation of certain of our owned and formerly owned properties.

Based on current information, we believe the costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned and formerly owned property will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2010, we had approximately $8 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2010, and that the possibility is remote that we would incur any material liabilities for which we have not recorded adequate reserves.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Prior to February 4, 2009, shares of our Predecessor common stock (the "Predecessor Common Stock") traded on the NASDAQ under the symbol "SSCC." Shares of our Predecessor Common Stock issued and outstanding from February 4, 2009 to June 30, 2010 traded on the Pink Sheets Electronic Quotation Service ("Pink Sheets"). The ticker symbol "SSCCQ.PK" was assigned to our Predecessor Common Stock for over-the-counter quotations. On June 30, 2010, the Predecessor Common Stock was cancelled pursuant to the terms of our Plan of Reorganization and we have no continuing obligations with respect to the Predecessor Common Stock.

Pursuant to the Plan of Reorganization, we issued or reserved for issuance up to 100 million shares of common stock (the "Successor Common Stock"). Upon emergence, the Successor Common Stock was listed on the New York Stock Exchange ("NYSE") and began trading under the ticker symbol "SSCC."

The following table sets forth for the periods indicated, the high and low sales price for our Predecessor Common Stock as reported on the Pink Sheets for the period through June 30, 2010, and for our Successor Common Stock for the period beginning June 30, 2010.

At February 9, 2011, approximately 22,000 stockholders, including stockholders of record and beneficial owners held our common stock. The high and low closing prices of our common stock in 2010 and 2009 were:

	Successor Company Stock(1)		Predecessor Company Stock(2)
	2010		2010		2009
	High	Low	High	Low	High	Low
First Quarter			$0.43	$0.15	$0.43	$0.02
Second Quarter			$0.31	$0.14	$0.27	$0.04
Third Quarter	$22.00	$16.67			$0.56	$0.11
Fourth Quarter	$26.08	$18.25			$0.99	$0.09

(1)
The Successor Common Stock was trading on June 30, 2010 on a "when-issued" basis and closed at $24.75.

(2)
The Predecessor Common Stock was canceled pursuant to the terms of our Plan of Reorganization and no further trading occurred after June 30, 2010.

DIVIDENDS ON COMMON STOCK

During the period covered by this report, we have not paid cash dividends on our Successor Common Stock and do not intend to pay dividends in the foreseeable future. Our ability to pay dividends in the future is restricted by certain provisions contained in various agreements relating to our outstanding indebtedness.

STOCK PERFORMANCE GRAPH

The information set forth under this caption shall not be deemed to be "filed" or incorporated by reference into any of our other filings with the SEC.

The following graph compares the cumulative total returns during the period June 30, 2010 to December 31, 2010 of our Successor Common Stock to the Standard & Poor's 500 Stock Index and the Peer Group, which consists of International Paper Company, Packaging Corporation of America, Rock-Tenn Company and Temple-Inland, Inc. The comparison assumes $100 was invested on June 30, 2010 in our Successor Common Stock and the indices and assumes that all dividends were reinvested. Data for periods prior to June 30, 2010 is not shown because we were in bankruptcy and the financial results of the Successor Company are not comparable with the financial results of the Predecessor Company. Our common stock price shown on the following graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return

INDEXED RETURNS

		Months Ending
	Base Period 6/30/10
Company Name / Index		7/31/10	8/31/10	9/30/10	10/31/10	11/30/10	12/31/10
Smurfit-Stone Container Corporation	100	84.24	69.37	74.22	92.93	96.57	103.43
S&P 500 Index	100	107.01	102.18	111.29	115.53	115.54	123.27
Peer Group	100	105.90	91.31	97.65	111.01	110.91	117.42

ITEM 6.    SELECTED FINANCIAL DATA

The application of fresh start accounting affected certain assets, liabilities, and expenses. As a result, certain financial information of the Successor as of and for any period after June 30, 2010 is not comparable to Predecessor financial information. Refer to Note 1 to our Notes to Consolidated Financial Statements for additional information on fresh start accounting.

	Successor	Predecessor
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010(a)	Year Ended December 31,
(In millions, except per share and statistical data)			2009(b)	2008(c)	2007(d)	2006
Summary of Operations
Net sales	$3,262	$3,024	$5,574	$7,042	$7,420	$7,157
Operating income (loss)(e)	245	(37)	293	(2,764)	295	276
Income (loss) from continuing operations	114	1,324	8	(2,818)	(103)	(70)
Discontinued operations, net of income tax provision						11
Net income (loss) attributable to common stockholders	114	1,320	(3)	(2,830)	(115)	(71)
Diluted earnings per share of common stock Income (loss) from continuing operations	1.13	5.07	(.01)	(11.01)	(.45)	(.32)
Discontinued operations, net of income tax provision						.04
Net income (loss) attributable to common stockholders	1.13	5.07	(.01)	(11.01)	(.45)	(.28)
Weighted average basic shares outstanding	100	258	257	257	256	255
Weighted average diluted shares outstanding	100	261	257	257	256	255
Other Financial Data
Net cash provided by (used for) operating activities	$211	$(85)	$1,094	$198	$243	$265
Net cash provided by (used for) investing activities	(97)	(73)	(139)	(385)	68	706
Net cash provided by (used for) financing activities	(7)	(206)	(377)	306	(313)	(967)
Depreciation, depletion and amortization	169	168	364	357	360	377
Capital expenditures and acquisitions	106	83	172	394	384	274
Working capital, net (f)	963		(157)	(3,798)	13	(141)
Net property, plant, equipment (g)	4,374		3,081	3,509	3,454	3,731
Total assets	6,459		5,077	4,594	7,387	7,777
Total debt (f)(h)	1,194		3,793	3,718	3,359	3,634
Redeemable preferred stock			105	101	97	93
Stockholders' equity (deficit)	2,611		(1,374)	(1,405)	1,855	1,779
Statistical Data (tons in thousands)
Containerboard production (tons)	3,137	3,130	6,033	6,853	7,336	7,402
Market pulp production (tons)	146	134	294	470	574	564
SBS/SBL production (tons)	60	66	130	125	269	313
Kraft paper production (tons)	53	55	110	145	177	199
Corrugated containers sold (billion square feet)	34.0	34.2	67.1	71.5	74.8	80.0
Fiber reclaimed and brokered (tons)	2,952	2,891	5,182	6,462	6,842	6,614
Number of employees (i)	17,100	18,100	19,000	21,300	22,700	25,200

Notes to Selected Financial Data

(a)
For the six months ended June 30, 2010, we recorded reorganization items, net of $1,178 million, including a pre-tax emergence gain on plan effects of $580 million, a gain related to fresh start accounting adjustments of $742 million, and other reorganization expenses of $144 million. In addition, the benefit from income taxes includes a $200 million benefit related to the plan effect adjustments. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — "Reorganization Items and Other Bankruptcy Costs." In addition, we recorded other operating income of $11 million, net of fees and expenses associated with an excise tax credit for alternative fuel mixtures produced. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — "Alternative Fuel Tax Credit." Balance sheet information has been excluded from Other Financial Data for the six months ended June 30, 2010 since a June 30, 2010 balance sheet is not presented in the consolidated balance sheets.

(b)
In 2009, we recorded other operating income of $633 million, net of fees and expenses, associated with an excise tax credit for alternative fuel mixtures produced. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — "Alternative Fuel Tax Credit."

(c)
In 2008, we recorded goodwill and other intangible assets impairment charges of $2,757 million, net of an income tax benefit of $4 million. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — "Goodwill and Other Intangible Assets Impairment Charges in 2008."

(d)
In 2007, we recorded a loss of $65 million (after-tax loss of approximately $97 million) related to the sale of our Brewton, Alabama mill. As a result, we no longer produce solid bleached sulfate (SBS).

(e)
For the six months ended December 31, 2010 and June 30, 2010, and for the years ended December 31, 2009, 2008, 2007 and 2006, we recorded restructuring charges of $25 million, $15 million, $319 million, $67 million, $16 million and $43 million, respectively.

(f)
The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under our debt obligations, and those debt obligations became automatically and immediately due and payable. We recorded a reclassification of $3,032 million to current maturities of long-term debt from long-term debt at December 31, 2008. As of December 31, 2009, secured debt of $1,354 million was classified as a current liability in the accompanying consolidated balance sheet. At December 31, 2009, total debt included unsecured debt of $2,439 million which is recorded in liabilities subject to compromise.

(g)
Certain reclassifications of prior year presentations have been made to conform to the 2010 presentation.

(h)
In 2010, 2009, 2008, 2007 and 2006, debt includes obligations under capital leases of $6 million, $3 million, $5 million, $7 million and $7 million, respectively.

(i)
Number of employees for 2006 excludes approximately 6,600 employees of our former Consumer Packaging division, which was sold on June 30, 2006.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

In the accompanying analysis of financial information, we use the financial measures "adjusted net income (loss) attributable to common stockholders" ("adjusted net income (loss)"), "adjusted net income (loss) per diluted share attributable to common stockholders" ("adjusted net income (loss) per diluted share"), "EBITDA" and "adjusted EBITDA" which are derived from our consolidated financial information but are not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). These measures are considered "non-GAAP financial measures" under the U.S. Securities and Exchange Commission ("SEC") rules. Adjusted net income (loss) and adjusted net income (loss) per diluted share are non-GAAP financial measures that exclude from net income (loss) attributable to common stockholders the effects of reorganization items (income) expense, debtor-in-possession financing costs, alternative fuel mixture tax credits, loss on early extinguishment of debt, non-cash foreign currency exchange (gains) losses, interest on Predecessor unsecured debt, restructuring charges, (gain) loss on disposal of assets, a multi-employer pension plan withdrawal charge, goodwill and other intangible assets impairment charges, litigation charges, loss on ineffective interest rate swaps marked-to-market and resolution of income tax matters. EBITDA is defined as net income (loss) before (provision for) benefit from income taxes, goodwill and other intangible assets impairment charges, interest expense, net and depreciation, depletion and amortization. Adjusted EBITDA is defined as EBITDA adjusted for reorganization items (income) expense, debtor-in-possession financing costs, alternative fuel mixture tax credits, loss on early extinguishment of debt, non-cash foreign currency exchange (gains) losses, restructuring charges, (gain) loss on disposal of assets, a multi-employer pension plan withdrawal charge, litigation charges, receivables discount expense and other adjustments.

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

The following is an explanation of each of the adjustments that we have made to arrive at these non-GAAP measures for (1) the six months ended December 31, 2010 of the Successor, (2) the six months ended June 30, 2010 of the Predecessor and (3) the years ended December 31, 2009 and 2008 of the Predecessor, as well as the reasons management believes each of these items is not indicative of operating performance:

  •
  Reorganization items (income) expense — These income and expense items are directly related to the process of our reorganizing under Chapter 11 and the CCAA. The items include gain due to plan effects, gain due to fresh start accounting adjustments, provision for rejected/settled executory contracts and leases, accounts payable settlement gains and professional fees. These income and expense items are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

  •
  Debtor-in-possession financing costs — These expenses were incurred and paid during the first quarter of 2009 in connection with entering into the DIP Credit Agreement. These expense items are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

  •
  Alternative fuel mixture tax credits — These amounts represent an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer's trade or business, through December 31, 2009, at which time the credit expired. These items are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

  •
  Loss on early extinguishment of debt — These losses represent unamortized deferred debt issuance cost and call premiums charged to expense in connection with our financing activities. These losses were not considered indicative of ongoing operating performance because they related to specific financing activities and were not used by us to assess our operating performance.

  •
  Non-cash foreign currency exchange (gains) losses — Through June 30, 2010, the functional currency for our Canadian operations was the U.S. dollar. Fluctuations in Canadian dollar-denominated monetary assets and liabilities resulted in non-cash gains or losses. We excluded the impact of foreign currency exchange gains and losses because the impact of foreign exchange is highly variable and difficult to predict from period to period and is not tied to our operating performance. These gains or losses are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

  •
  Interest on Predecessor unsecured debt — These amounts represent the post-petition interest accrued on unsecured debt from the time of our bankruptcy filing, which was stayed and not paid as a result of the bankruptcy proceedings. In the fourth quarter of 2009, we concluded it was not probable that interest expense that was accrued from the Petition Date through November 30, 2009, would be an allowed claim. This expense was not considered indicative of our ongoing operating performance and was excluded by management in assessing our operating performance.

  •
  Restructuring charges — These adjustments represent the write-down of assets, primarily property, plant and equipment, to estimated net realizable values, the acceleration of depreciation for equipment to be abandoned or taken out of service, severance costs and other costs associated with our restructuring activities. These income and expense items were not considered indicative of our ongoing operating performance and were excluded by management in assessing our operating performance.

  •
  (Gain) loss on disposal of assets — These amounts represent gains and losses we recognized related to the sale of non-strategic assets. These gains and losses were not considered indicative of ongoing operating performance and were excluded by management in assessing our operating performance.

  •
  Multi-employer pension plan withdrawal charge — This amount represents the charge associated with the withdrawal from a multi-employer pension plan. This expense item was not considered indicative of our ongoing operating performance and was excluded by management in assessing our operating performance.

  •
  Goodwill and other intangible assets impairment charges — As the result of the significant decline in value of our equity securities and our debt instruments and downward pressure placed on earnings by the weakening U.S. economy, we recognized impairment charges on goodwill and other intangible assets of $2,757 million, net of income taxes in the fourth quarter of 2008.

    These charges were not considered indicative of future operating performance and were not used by management in assessing our operating performance.

  •
  Litigation charges — These charges are attributable to certain litigation matters. These amounts represent significant charges during 2008 and do not reflect expected ongoing operating expenses.

  •
  Loss on ineffective interest rate swaps marked-to-market — This represents a loss recorded in interest expense as a result of our intention to refinance the underlying debt prior to its maturity. This represented a significant charge to interest expense in the fourth quarter of 2008 and was not considered indicative of expected ongoing interest expense.

  •
  Resolution of income tax matters — These amounts represent the resolution of certain income tax matters. During 2008, we were informed by a foreign taxing authority that certain matters related to our acquisition of a company had been resolved in our favor. Primarily as a result of this favorable ruling, we reduced our liability for unrecognized tax benefits and recorded an income tax benefit of approximately $84 million during 2008. These income tax benefits were not related to the current or past years being presented and were not considered indicative of our ongoing operating performance.

  •
  Receivables discount expense — This amount represents the loss on sales of receivables for the accounts receivable securitization programs that were terminated on January 28, 2009, in conjunction with the filing of the Chapter 11 Petition and the Canadian Petition (See Note 8). The expense items were not considered indicative of our ongoing operating performance and was excluded by management in assessing our operating performance.

  •
  Other — These adjustments principally represent amounts accrued under our 2009 long-term incentive plan. These income and expense items were not considered indicative of our ongoing operating performance and were excluded by management in assessing our operating performance.

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

We believe that providing these non-GAAP measures in addition to the related GAAP measures provides investors greater transparency to the information our management uses for financial and operational decision-making and allows investors to see our results as management sees them. We also believe that providing this information better enables investors to understand our operating performance and to evaluate the methodology used by our management to evaluate and measure our operating performance, and the methodology and financial measures used by our board of directors to assess management's performance.

The following financial presentation includes a reconciliation of net income (loss) attributable to common stockholders and net income (loss) per diluted share attributable to common stockholders, the most directly comparable GAAP financial measures, to adjusted net income (loss) attributable to common stockholders and adjusted net income (loss) per diluted share attributable to common stockholders, respectively. The adjustments to GAAP net income (loss) attributable to common stockholders for the Predecessor period of the year ended December 31, 2008 and the Successor period ended December 31, 2010 were tax effected; however for the Predecessor periods of the six months ended June 30, 2010 and the year ended December 31, 2009, other than reorganization items (income) expense, the adjustments were not tax effected because it was more likely than not that substantially all of the deferred tax assets that were generated during bankruptcy would not be realized and we did not record any additional tax benefit. Due to the effects of the Plan of Reorganization, we concluded that it was more likely than not that substantially all of the deferred tax assets would be realized and we recognized an income tax benefit related to reorganization items in the six months ended June 30, 2010. For the six months ended December 31, 2010, we recorded a provision for income taxes related to the Successor statement of operations. As a result, the Successor period adjustments to net income (loss) attributable to stockholders are presented on a net of tax basis.

A reconciliation of net income (loss) to EBITDA and adjusted EBITDA is also presented.

Reconciliation to GAAP Financial Measures

		Predecessor
	Successor
			Year Ended December 31,
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010
(In millions, except per share data)			2009	2008
Net income (loss) attributable to common stockholders (GAAP)	$114	$1,320	$(3)	$(2,830)
Reorganization items (income) expense, net of income taxes	7	(1,378)	(40)
Debtor-in-possession financing costs			63
Alternative fuel mixture tax credits		(11)	(633)
Loss on early extinguishment of debt			20
Non-cash foreign currency exchange (gains) losses		(3)	14	(36)
Interest on Predecessor unsecured debt			163
Restructuring charges, net of income taxes	15	15	319	45
(Gain) loss on disposal of assets	(1)		2	(1)
Multi-employer pension plan withdrawal charge, net of income taxes	3
Goodwill and other intangible assets impairment charges, net of income taxes				2,757
Litigation charges, net of income taxes				5
Loss on ineffective interest rate swaps marked-to- market, net of income taxes				7
Resolution of income tax matters				(84)

Adjusted net income (loss) attributable to common stockholders	$138	$(57)	$(95)	$(137)

Net income (loss) per diluted share attributable to common stockholders (GAAP)	$1.13	$5.07	$(0.01)	$(11.01)
Reorganization items (income) expense, net of income taxes	0.07	(5.28)	(0.16)
Debtor-in-possession financing costs			0.24
Alternative fuel mixture tax credits		(0.04)	(2.46)
Loss on early extinguishment of debt			0.08
Non-cash foreign currency exchange (gains) losses		(0.01)	0.06	(0.14)
Interest on Predecessor unsecured debt			0.63
Restructuring charges, net of income taxes	0.15	0.06	1.24	0.17
(Gain) loss on disposal of assets	(0.01)		0.01
Multi-employer pension plan withdrawal charge, net of income taxes	0.03
Goodwill and other intangible assets impairment charges, net of income taxes				10.73
Litigation charges, net of income taxes				0.02
Loss on ineffective interest rate swaps marked-to- market, net of income taxes				0.03
Resolution of income tax matters				(0.33)

Adjusted net income (loss) per diluted share attributable to common stockholders	$1.37	$(0.20)	$(0.37)	$(0.53)

Reconciliation to GAAP Financial Measures

		Predecessor
	Successor
			Year Ended December 31,
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010
(In millions, except per share data)			2009	2008
Net income (loss) (GAAP)	$114	$1,324	$8	$(2,818)
(Benefit from) provision for income taxes	76	(199)	(23)	(177)
Goodwill & other intangible assets impairment charges				2,761
Interest expense net	45	23	265	262
Depreciation, depletion and amortization	169	168	364	357

EBITDA	404	1,316	614	385
Reorganization items (income) expense	12	(1,178)	(40)
Debtor-in-possession financing costs			63
Alternative fuel mixture tax credits		(11)	(633)
Loss on early extinguishment of debt			20
Non-cash foreign currency exchange (gains) losses		(3)	14	(36)
Restructuring charges	25	15	319	67
(Gain) loss on disposal of assets	(1)		3	(2)
Multi-employer pension plan withdrawal charge	4
Litigation charges				8
Receivables discount expense			1	17
Other		9	1

Adjusted EBITDA	$444	$148	$362	$439

OVERVIEW

We are an integrated manufacturer of paperboard and paper-based packaging. Our major products are containerboard, corrugated containers, market pulp, reclaimed fiber and kraft paper. We operate in one reportable industry segment. Our mill operations supply paper to our corrugated container converting operations. The products of our converting operations, as well as the mill and recycling tonnage in excess of what is consumed internally, are the main products sold to third parties. Our operating facilities and customers are located primarily in the United States and Canada.

Market conditions and demand for our products are subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability. In recent years, the loss of U.S. manufacturing to offshore competition and the changing retail environment in the U.S. has played a key role in reducing growth in domestic packaging demand. The influence of superstores and discount retailing giants, as well as the impact from online shopping, has resulted in a shifting of demand to packaging which is more condensed, lighter weight and less expensive. These factors have greatly influenced the corrugated industry.

For the six months ended December 31, 2010 and June 30, 2010 and the year ended December 31, 2009, we had operating income (loss) of $245 million, $(37) million and $293 million, respectively. Operating income for the six months ended December 31, 2010 and June 30, 2010 was positively impacted by higher segment profits principally due to higher average selling prices for containerboard, higher third-party sales volume of containerboard and corrugated containers and reduced market-related downtime, which were partially offset by higher costs for reclaimed fiber. The 2009 operating profit was positively impacted by other operating income of $633 million related to the alternative fuel tax credits but was negatively impacted by lower average sales prices, lower sales volumes and higher restructuring expenses, due primarily to the closure of two containerboard mills.

Our outlook for 2011 is for business fundamentals and packaging demand to remain stable. While we expect inflation in our fiber, energy and other key input costs, we expect improved earnings in 2011 compared to 2010 due to higher average sales prices and volumes and incremental benefits from our selling and administrative cost reductions.

SUBSEQUENT EVENTS

On January 23, 2011, the Company and Rock-Tenn entered into the Merger Agreement, pursuant to which the Company will merge with and into a subsidiary of Rock-Tenn. This Merger, unanimously approved by the Boards of Directors of both companies, will create a leader in the North American paperboard packaging market with combined revenues of approximately $9 billion.

For each share of our common stock, our stockholders will be entitled to receive 0.30605 shares of Rock-Tenn common stock and $17.50 in cash, representing 50% cash and 50% stock on the date of the signing of the Merger Agreement. On January 23, 2011, the equity consideration was $35 per our common share or approximately $3.5 billion, consisting of approximately $1.8 billion of cash and the issuance of approximately 30.9 million shares of Rock-Tenn common stock. In addition, Rock-Tenn will assume our liabilities, including debt and underfunded pension liabilities, which were $1,194 million and $1,145 million, respectively, at December 31, 2010. Following the acquisition, Rock-Tenn stockholders will own approximately 56% and our stockholders will own 44% of the combined company.

The transaction is expected to close in the second quarter of 2011 and is subject to customary closing conditions, regulatory approvals, as well as approval by both Rock-Tenn and our stockholders.

REORGANIZATION ITEMS AND OTHER BANKRUPTCY COSTS

For the six months ended December 31, 2010, we recorded reorganization items expense of $12 million as we continued to incur costs related to professional fees that are directly attributable to the reorganization.

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

During 2009, we recorded income for reorganization items of $40 million which was directly related to the process of our reorganizing under Chapter 11 and the CCAA. Debtor-in-possession debt issuance costs of $63 million were incurred and paid during 2009 in connection with entering into the DIP Credit Agreement, and are separately disclosed in the consolidated statements of operations. For additional information, see Part I, Item 1. Business — Bankruptcy Proceedings — Financial Reporting Considerations-"Reorganization Items" and "Other Bankruptcy Related Costs."

ALTERNATIVE FUEL TAX CREDIT

The U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer's trade or business through December 31, 2009, at which time the credit expired. In May 2009, we were notified that our registration as an alternative fuel mixer was approved by the Internal Revenue Service. We subsequently submitted refund claims of approximately $654 million for 2009 related to production at ten of our U.S. mills. We received refund claims of $595 million in 2009 and $59 million during the first quarter of 2010. We recorded other operating income of $633 million, net of fees and expenses, in our consolidated statements of operations related to this matter during 2009. In March 2010, we recorded other operating income of $11 million relating to an adjustment of refund claims submitted in 2009. We expect to receive the $11 million refund claim during the first quarter of 2011.

RESTRUCTURING ACTIVITIES

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. These actions will subject us to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, severance costs and other closing costs.

For the six months ended December 31, 2010, we closed two converting facilities and sold four previously closed facilities. In addition, we initiated a plan to reduce our selling and administrative costs, primarily through reductions in our workforce in these functions. We recorded restructuring charges of $25 million, primarily for severance and benefits related to the closure of these facilities and the reduction in selling and administrative workforce. Restructuring charges included non-cash charges totaling $3 million of which $4 million was due to the acceleration of stock compensation expense from the reductions in workforce, offset by a $1 million non-qualified pension plan curtailment gain. We reduced our overall headcount by approximately 960 employees. The net sales of the closed converting facilities in 2010 prior to closure and for the years ended December 31, 2009 and 2008 were $53 million, $44 million, and $31 million, respectively. The majority of these net sales are expected to be transferred to other operating facilities. We expect to realize net savings of more than $50 million in our selling and administrative costs in 2011 compared to 2010 and have identified opportunities for additional savings impacting 2012.

For the six months ended June 30, 2010, we closed four converting facilities and sold five previously closed facilities. As a result of these closure activities and other ongoing initiatives, we reduced our headcount by approximately 900 employees. We recorded restructuring charges of $15 million, including a $12 million gain related to the sale of previously closed facilities, of which $8 million resulted from the legal release of environmental liability obligations. Restructuring charges included non-cash charges of $11 million related to the acceleration of depreciation for converting equipment abandoned or taken out of service. The remaining charges of $16 million were for severance and benefits, lease commitments and facility closure costs. The net sales of these closed converting facilities in 2010 prior to closure and for the years ended December 31, 2009 and 2008 were $21 million, $97 million, and $125 million, respectively. The majority of these net sales are expected to be transferred to other operating facilities.

In 2009, we closed 11 converting facilities and permanently ceased production at the Ontonagon, Michigan medium mill and the Missoula, Montana linerboard mill. As a result of these closures and other ongoing initiatives, we reduced our headcount by approximately 2,350 employees. We recorded restructuring charges of $319 million, net of gains of $4 million from the sale of properties related to previously closed facilities. Restructuring charges included non-cash charges of $254 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service. The remaining charges of $69 million were primarily for severance and benefits. The net sales of the closed converting facilities in 2009 prior to closure and for the year ended December 31, 2008 were $62 million and $217 million, respectively. The Ontonagon, Michigan medium mill had annual production capacity of 280,000 tons and the Missoula, Montana linerboard mill had annual production capacity of 620,000 tons.

In 2008, we closed eight converting facilities, announced the closure of two additional converting facilities and permanently ceased operations of our containerboard machine at the Snowflake, Arizona mill and production at the Pontiac pulp mill located in Portage-du-Fort, Quebec. As a result of these closures and other ongoing initiatives, we reduced our headcount by approximately 1,230 employees. We recorded restructuring charges of $67 million, net of a gain of $2 million from the sale of a previously closed facility. Restructuring charges included non-cash charges of $23 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for mill and converting equipment expected to be abandoned or taken out of service. The remaining charges of $46 million were primarily for severance and benefits. The net sales of the announced and closed converting facilities in 2008 prior to closure were $264 million. The Snowflake, Arizona containerboard machine had the capacity to produce 135,000 tons of medium annually. The Pontiac pulp mill had annual production capacity of 253,000 tons of northern bleached hardwood kraft paper-grade pulp, which was non-core to our primary business.

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

RESULTS OF OPERATIONS

Recently Adopted Accounting Standards

Effective January 1, 2010, we adopted the amendments to ASC 860, "Transfers and Servicing" ("ASC 860"). The amendments removed the concept of a qualifying special-purpose entity and the related impact on consolidation, thereby potentially requiring consolidation of such special-purpose entities previously excluded from the consolidated financial statements. The amendments to ASC 860 did not impact our consolidated financial statements.

Effective January 1, 2010, we adopted the amendments to ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"). The amendments require new disclosures for transfers in and out of fair value hierarchy Levels 1 and 2 and activity within fair value hierarchy Level 3. The amendments also clarify existing disclosures regarding the disaggregation for each class of assets and liabilities, and the disclosures about inputs and valuation techniques. The amendments to ASC 820 did not have a material impact on our consolidated financial statements.

Financial Data

			Predecessor
	Successor
					Year Ended December 31,
	Six Months Ended December 31, 2010		Six Months Ended June 30, 2010
					2009		2008
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard, corrugated containers and recycling operations	$3,262	$390	$3,024	$116	$5,574	$243	$7,042	$317
Restructuring expense		(25)		(15)		(319)		(67)
Goodwill and intangible asset impairment charges								(2,761)
Gain (loss) on disposal of assets		1				(3)		5
Alternative fuel tax credit				11		633
Interest expense, net		(45)		(23)		(265)		(262)
Debtor-in-possession debt issuance costs						(63)
Loss on early extinguishment of debt						(20)
Foreign currency exchange gains (losses)				3		(14)		36
Reorganization items income (expense), net		(12)		1,178		40
Corporate expenses and other (Note 1)		(119)		(145)		(247)		(263)

Income (loss) before income taxes		$190		$1,125		$(15)		$(2,995)

Note 1: Corporate expenses and other include corporate expenses and other expenses that are not allocated to operations.

2010 COMPARED TO 2009

Effect of Fresh Start Accounting

The application of fresh start accounting affected certain assets, liabilities, and expenses. As a result, certain financial information of the Successor as of and for the period after June 30, 2010 is not comparable to Predecessor financial information. Therefore, for comparative purposes, we did not combine certain financial information for the Successor period July 1, 2010 through December 31, 2010 with the Predecessor period January 1, 2010 through June 30, 2010. Because net sales were not affected by fresh start accounting, for the purpose of the following discussion, we have combined our net sales for the Successor and Predecessor periods of 2010. Refer to Note 1 to our Notes to Consolidated Financial Statements for additional information on fresh start accounting.

Combined Net Sales

	Successor	Predecessor	Combined Successor and Predecessor	Predecessor
(In millions)	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2010	Year Ended December 31, 2009
Net sales	$3,262	$3,024	$6,286	$5,574

Net sales increased 12.8% in 2010 compared to last year. Net sales were positively impacted by higher average selling prices ($504 million) for containerboard, corrugated containers and reclaimed material in 2010. The average price for old corrugated containers ("OCC") increased approximately $80 per ton compared to last year. Net sales were also favorably impacted by $208 million in 2010 as a result of higher third-party sales volume of containerboard, corrugated containers and reclaimed material. Third party shipments of containerboard were higher due primarily to stronger demand in the domestic market.

Cost of Goods Sold

	Successor		Predecessor
(In millions)	Six Months Ended December 31, 2010	Percentage of Net Sales	Six Months Ended June 30, 2010	Percentage of Net Sales	Year Ended December 31, 2009	Percentage of Net Sales
Cost of goods sold	$2,723	83.5%	$2,763	91.4%	$5,023	90.1%

Our cost of goods sold as a percentage of net sales for the six months ended December 31, 2010 was positively impacted by higher average selling prices. Our containerboard mills operated at 97.4%, 98.7% and 85.4% of capacity for the six months ended December 31, 2010 and June 30, 2010, and the year ended 2009, respectively. Due to market conditions we took approximately 22,000 tons, zero tons and 1,029,000 tons of containerboard market related downtime for the six months ended December 31, 2010 and June 30, 2010, and the year ended December 31, 2009, respectively.

Selling and Administrative Expenses

	Successor		Predecessor
(In millions)	Six Months Ended December 31, 2010	Percentage of Net Sales	Six Months Ended June 30, 2010	Percentage of Net Sales	Year Ended December 31, 2009	Percentage of Net Sales
Selling and administrative expenses	$270	8.3%	$294	9.7%	$569	10.2%

Selling and administrative expenses for the six months ended December 31, 2010 were favorably impacted by the initiation of our plan to reduce our selling and administrative costs, primarily through reductions in our workforce in these functions. Selling and administrative expenses for the six months ended June 30, 2010 were unfavorably impacted by amounts accrued under our 2009 long-term incentive plan and higher benefit cost in the first half of the year due to timing.

Other

Interest expense, net was $45 million for the six months ended December 31, 2010, including amortization of deferred debt issuance costs and original issue discount of $5 million. Average borrowings under the Successor Exit Credit Facilities were $1,198 million, with an overall average effective interest rate of approximately 6.75%.

Interest expense, net was $23 million and $265 million for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. Average borrowings under the Predecessor credit facilities were $3,801 million and $4,095 million, including average secured borrowings of $1,362 million and $1,656 million, for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. Our overall average effective interest rate, excluding unsecured debt, was approximately 3.5% and 5.4% for the six months ended June 30, 2010 and the year ended December 31, 2010, respectively. For the year ended December 31, 2009, we recorded interest expense of $163 million on unsecured debt from the Petition Date through November 30, 2009. In December 2009, we discontinued recording interest expense on unsecured debt when the Proposed Plan of Reorganization was issued, and we concluded it was not probable that interest expense that was accrued from the Petition Date through November 30, 2009 would be an allowed claim. In December 2009, we recorded income in reorganization items for the reversal of $163 million post-petition unsecured interest expense accrued from the Petition Date through November 30, 2009, and discontinued recording unsecured interest expense.

In 2009, we recorded a loss on early extinguishment of debt of $20 million for the non-cash write off of deferred issuance costs related to the Stevenson, Alabama mill industrial revenue bonds, which were repaid.

We recorded non-cash foreign currency exchange gains of $3 million and losses of $14 million for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. Upon emergence, we reviewed the primary economic indicators for our Canadian operations under the Reorganized Smurfit-Stone and determined the functional currency for our Canadian operations to be the local currency. As a result, effective July 1, 2010, translation gains or losses are included with stockholders' equity as part of OCI.

For the six months ended June 30, 2010, we recorded an income tax benefit of $199 million primarily due to the $200 million income tax benefit related to the effects of the plan of reorganization and application of fresh start accounting which principally includes adjustments for cancellation of indebtedness, valuation allowances and unrecognized tax benefits.

For the six months ended December 31, 2010, we recorded an income tax provision of $76 million. The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes due primarily to income adjustments resulting from reconciling filed tax returns to the recorded tax provision, state income taxes, and the effects of foreign tax rates.

2009 COMPARED TO 2008

We had a net loss attributable to common stockholders of $3 million, or $0.01 per share, compared to a net loss of $2,830 million, or $11.01 per share, for 2008. The 2009 results benefited from the alternative fuel tax credit income of $633 million and lower costs, but were negatively impacted by higher restructuring expense of $252 million and lower sales prices and sales volume for corrugated containers and containerboard. The 2008 loss includes goodwill and other intangible assets impairment charges of $2,761 million, or $10.74 per share, but includes a benefit of $84 million, or $0.33 per share, from the resolution of Canadian income tax examination matters and $36 million of foreign currency exchange gains.

Net sales decreased 20.8% in 2009 compared to last year. Net sales were $846 million lower in 2009, as a result of lower third-party sales volume of containerboard, corrugated containers and reclaimed fiber. Third-party shipments of containerboard were lower due primarily to weaker demand in the markets in which we operate. North American shipments of corrugated containers in 2009 were negatively impacted by weaker market conditions and container plant closures. Net sales were also impacted by lower average selling prices ($622 million) for containerboard, corrugated containers and reclaimed fiber. The average price for OCC decreased approximately $45 per ton compared to last year.

Our containerboard mills operated at 85.4% of capacity in 2009, compared to 95.5% in 2008. Containerboard production was 12.0% lower compared to 2008 due primarily due to the market related downtime taken by our mills as a result of lower demand in 2009. In response to the weaker market conditions in 2009, we took approximately 1,029,000 tons of containerboard market related downtime compared to 245,000 tons in 2008. Production of market pulp decreased by 37.4% compared to last year due primarily to the closure of the Pontiac pulp mill in October 2008. Production of kraft paper decreased 24.1% compared to last year due primarily to lower demand, which resulted in market related downtime incurred during the first half of 2009. Total tons of fiber reclaimed and brokered decreased 19.8% compared to last year due to the lower containerboard production and weaker demand.

Cost of goods sold as a percent of net sales in 2009 was 90.1%, comparable to 90.0% in 2008. Cost of goods sold decreased from $6,338 million in 2008 to $5,023 million in 2009 due primarily to lower sales volumes ($761 million) for containerboard, corrugated containers and reclaimed materials and lower costs as a result of the additional market related downtime taken in 2009. In addition, we had lower costs of reclaimed material ($268 million), freight ($64 million) and energy ($53 million).

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

Interest expense, net was $265 million in 2009. The $3 million increase compared to 2008 was impacted by higher average borrowings ($35 million), which were partially offset by lower average interest rates ($20 million) in 2009. The higher average borrowings in 2009 were primarily due to borrowings under the DIP Credit Agreement, which were repaid in the second half of 2009. Our overall average effective interest rate in 2009 was lower than 2008 by 0.50%. For the year ended December 31, 2009, we recorded interest expense of $163 million on unsecured debt from the Petition Date through November 30, 2009. In December 2009, we discontinued recording interest expense on unsecured debt when the Proposed Plan of Reorganization was issued and we concluded it was not probable that interest expense that was accrued from the Petition Date through November 30, 2009 would be an allowed claim. In December 2009, we recorded income in reorganization items for the reversal of $163 million of accrued post-petition unsecured interest expense in the consolidated statement of operations. For additional information on reorganization items, see Part I, Item 1. Business — Bankruptcy Proceedings — Financial Reporting Considerations — "Reorganization Items." In 2008, a portion of our interest rate swap contracts were deemed to be ineffective and were marked-to-market, resulting in $12 million of additional interest expense.

In 2009, we recorded a loss on early extinguishment of debt of $20 million for the non-cash write-off of deferred debt issuance costs related to the Stevenson, Alabama mill industrial revenue bonds, which were repaid.

In 2009, we recorded non-cash foreign currency exchange losses of $14 million compared to gains of $36 million for the same period in 2008.

For 2009, we recorded a gain of $40 million related to the process of reorganizing under Chapter 11 and the CCAA. For additional information on reorganization items, see Part I, Item 1. Business — Bankruptcy Proceedings — Financial Reporting Considerations — "Reorganization Items."

The benefit from income taxes for the year ended December 31, 2009 of $23 million differed from the amount computed by applying the statutory U.S. federal income tax rate to loss before income taxes due primarily to the effect of refunds for previously unrecognized alternative minimum tax credits that we expect to receive in 2010.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had cash and cash equivalents of $449 million compared to $704 million at December 31, 2009. Related to our Plan of Reorganization, our debt was reduced from $3,793 million at December 31, 2009 to $1,194 million upon emergence at June 30, 2010. Long-term debt at December 31, 2010 was $1,194 million. As of December 31, 2010, the amount available for borrowings under the ABL Revolving Facility after considering outstanding letters of credit was $534 million.

The following table presents a summary of our cash flows for the noted periods:

	Successor	Predecessor
			Year Ended December 31,
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010
(In millions)			2009	2008
Net cash provided by (used for):
Operating activities	$211	$(85)	$1,094	$198
Investing activities	(97)	(73)	(139)	(385)
Financing activities	(7)	(206)	(377)	306
Effect of exchange rate changes on cash	2

Net increase (decrease) in cash	$109	$(364)	$578	$119

Net Cash Provided By (Used For) Operating Activities

Successor

The net cash provided by operating activities for the six months ended December 31, 2010 of $211 million benefited from higher selling prices and operating income. Operating cash flows were unfavorably impacted by pension contributions of $185 million, including a discretionary pension contribution of $105 million.

Predecessor

The net cash used for operating activities for the six months ended June 30, 2010 of $85 million was impacted by payments of $202 million to settle prepetition liabilities, excluding debt.

Net cash provided by operating activities in 2009 of $1,094 million was primarily due to alternative fuel tax credit receipts of $595 million and the impact of the bankruptcy filing. Our cash flow from operating activities was favorably impacted by the stay of payment of liabilities subject to compromise, including accounts payable and interest payable, resulting from the bankruptcy filings.

Net Cash Provided By (Used For) Investing Activities

Successor

Net cash used for investing activities was $97 million for the six months ended December 31, 2010. Expenditures for property, plant and equipment were $106 million. The amount expended for property,

plant and equipment included $104 million for projects related to upgrades, cost reductions and ongoing initiatives and $2 million for environmental projects. During the six months ended December 31, 2010, we received proceeds of $9 million primarily related to the sales of previously closed facilities.

Predecessor

For the six months ended June 30, 2010, net cash used for investing activities was $73 million including expenditures for property, plant and equipment of $83 million, which were partially offset by net proceeds of $10 million from sales of previously closed facilities.

Net cash used for investing activities was $139 million in 2009. Expenditures for property, plant and equipment were $172 million. During 2009, we received proceeds of $48 million primarily related to the sale of our Canadian timberlands ($27 million) and previously closed facilities. Advances to affiliates, net in 2009 of $15 million were principally related to funding an obligation pertaining to a guarantee for a previously non-consolidated affiliate.

Net Cash Provided By (Used For) Financing Activities

Successor

Net cash used for financing activities for the six months ended December 31, 2010 was $7 million. During the six months ended December 31, 2010, we paid $6 million on the Term Loan as required under the Term Loan Facility.

Predecessor

Net cash used for financing activities for the six months ended June 30, 2010 was $206 million. We obtained proceeds of $1,188 million (net of $12 million original issue discount) under the Term Loan Facility, which together with available cash, were used to repay Predecessor debt of $1,347 million and pay debt issuance costs on exit credit facilities and other financing costs of $47 million.

Exit Credit Facilities

Pursuant to the approval of the U.S. Court on February 22, 2010, we and certain of our subsidiaries entered into the Term Loan Facility that provides for an aggregate term loan commitment of $1,200 million. In addition, we entered into the ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche) on April 15, 2010. The ABL Revolving Facility includes a $150 million sub-limit for letters of credit.

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

On June 30, 2010, the Term Loan Facility was funded and borrowings became available under the ABL Revolving Facility. The proceeds of the borrowings under the Term Loan Facility of $1,200 million, together with available cash, were used to repay our outstanding secured indebtedness under our pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Plan of Reorganization. As of December 31, 2010 we had no borrowings under the ABL Revolving Facility and $1,194 million under the Term Loan Facility. As a result of Excess Cash Flows, as defined in our Term Loan Facility, during the six months ended December 31, 2010, we are required to pay $23 million in March 2011 on the Term Loan Facility. Borrowings under the ABL Revolving Facility are available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes. As of December 31, 2010, our borrowing base under the ABL Revolving Facility was $618 million and the amount available for borrowings after considering outstanding letters of credit was $534 million.

For additional information on the Exit Credit Facilities, see Part I, Item 1. Business — Bankruptcy Proceedings — Proposed Plan of Reorganization and Exit Credit Facilities — "Exit Credit Facilities."

FUTURE CASH FLOWS

Contractual Obligations and Commitments

In addition to our debt commitments at December 31, 2010, we had other commitments and contractual obligations that require us to make specified payments in the future. The table indicates the years in which payments are due under the contractual obligations.

		Amounts Payable During
(In millions)	Total	2011	2012-13	2014-15	2016 & Thereafter
Debt, including capital leases(1)	$1,194	$16	$22	$22	$1,134
Operating leases	291	52	76	53	110
Purchase obligations(2)	174	70	66	19	19
Commitments for capital expenditures(3)	50	50
Other long-term liabilities(4)	1,360	146	618	580	16

Total contractual obligations	$3,069	$334	$782	$674	$1,279

(1)
Projected contractual interest payments are excluded. Based on interest rates in effect and long-term debt balances outstanding as of December 31, 2010, hypothetical projected contractual interest payments would be approximately $80 million in 2011 and for each future year. For the purpose of this disclosure, our variable and fixed rate long-term debt would be replaced at maturity with similar long-term debt. This disclosure does not attempt to predict future cash flows or changes in interest rates. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk, Interest Rate Risk."

(2)
Amounts shown consist primarily of national supply contracts to purchase steam and other energy resources, the processing of wood and to purchase containerboard. We do not aggregate open purchase orders executed in the normal course of business by each of our operating locations and such purchase orders are therefore excluded from the table.

(3)
Amounts shown are estimates of future spending on capital projects which were committed to prior to December 31, 2010, but were not completed by December 31, 2010.

(4)
Amounts shown consist primarily of future minimum pension contributions. The amounts also include severance costs, other rationalization expenditures and environmental liabilities which have been recorded in our December 31, 2010 consolidated balance sheet. The table does not include our deferred income tax liability and accruals for self-insured losses because it is not certain when these liabilities will become due. See Future Cash Flows — "Pension Obligations."

We expect further improvement in our cash flow from operations in 2011. We expect that our cash flow from operations and our unused borrowing capacity under the Exit Credit Facilities, in combination, will be sufficient to meet our obligations and commitments, including debt service, pension funding, costs related to environmental compliance, and other capital expenditures.

Contingent Obligations

We issue standby letters of credit primarily for performance bonds and for self-insurance. Letters of credit are issued under our revolving credit facilities, generally have a one-year maturity and are renewed annually. As of December 31, 2010, we had approximately $84 million of letters of credit outstanding.

We have certain woodchip processing contracts, which provide for guarantees of third party contractors' debt outstanding, with a security interest in the chipping equipment. Guarantee payments would be triggered in the event of a loan default by any of the contractors. The maximum potential amount of future payments related to all of such arrangements as of December 31, 2010 was $22 million. Cash proceeds received from liquidation of the chipping equipment would be based on market conditions at the time of sale, and we may not recover in full the guarantee payments made.

Pension Obligations

At December 31, 2010, the qualified defined pension benefit plans, which were assumed under the Plan of Reorganization, were underfunded by approximately $1,132 million based on actual asset values and the discount rates effective on December 31, 2010. The weighted average discount rates used at December 31, 2010 for the U.S. and Canadian qualified defined benefit pension plans were 5.32% and 5.21%, respectively. We currently estimate that the cash contributions under the U.S. and Canadian qualified pension plans will be approximately $109 million in 2011. We currently estimate that contributions will be in the range of approximately $250 million to $340 million annually in 2012 through 2015. Projected pension contributions reflect that we have elected funding relief under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, and also reflect our election of Canada's funding relief measures made in 2009 and 2010. The actual required amounts and timing of such future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets.

Exit Liabilities

Successor

We recorded restructuring charges of $25 million for the six months ended December 31, 2010, primarily for severance and benefits related to the closure of facilities and the reduction in our selling and administrative workforce.

We had $25 million of exit liabilities as of June 30, 2010, related to the restructuring of our operations. For the six months ended December 31, 2010, we incurred cash expenditures of $20 million for these exit liabilities. The exit liabilities remaining as of December 31, 2010, including the 2010 restructuring activities, totaled $27 million. Future cash outlays, principally for severance and benefits cost and long-term lease commitments and facility closure cost, are expected to be $26 million in 2011, insignificant amounts in 2012 and 2013, and $1 million thereafter. We intend to continue funding exit liabilities through operations as originally planned.

Predecessor

We recorded restructuring charges of $15 million for the six months ended June 30, 2010, net of gains of $12 million from the sale of properties related to previously closed facilities, of which $8 million resulted from the legal release of environmental liability obligations. Restructuring charges include non-cash charges of $11 million related to the acceleration of depreciation for converting equipment abandoned or taken out of service. The remaining charges of $16 million were for severance and benefits, lease commitments and facility closure costs.

We had $54 million of exit liabilities as of December 31, 2009, related to the restructuring of our operations. For the six months ended June 30, 2010, we incurred $23 million of cash disbursements, primarily severance and benefits, related to these exit liabilities. In addition, these exit liabilities were reduced by $8 million resulting from the release of environmental liability obligations upon the sale of previously closed facilities and $3 million due to the reclassification of multi-employer pension plan liabilities to liabilities subject to compromise. During the six months ended June 30, 2010, we incurred $11 million of cash disbursements, primarily severance and benefits, related to exit liabilities established during 2010.

Environmental Matters

As discussed in Part I, Item 1. Business, "Environmental Compliance," we completed all projects required to bring us into compliance with the now vacated Boiler MACT. However, we could incur significant expenditures due to changes in law or discovery of new information. In addition, it is not yet known when greenhouse gas emission laws or regulations may come into effect, nor is it currently possible to estimate the cost of compliance with such laws or regulations. Excluding spending on Boiler MACT projects and other one-time compliance costs, we have spent an average of approximately $5 million in each of the last three years on capital expenditures for environmental purposes and, we expect to spend approximately $3 million in 2011.

OFF-BALANCE SHEET ARRANGEMENT

At December 31, 2010, we had one off-balance sheet financing arrangement.

We sold 980,000 acres of owned and leased timberland in October 1999. The final purchase price, after adjustments, was $710 million. We received $225 million in cash and $485 million in the form of installment notes. Under our program to monetize the installment notes receivable, the notes were sold, without recourse, to Timber Note Holdings LLC ("TNH"), a non-consolidated variable interest entity under the provisions of ASC 860, for $430 million in cash proceeds and a residual interest in the notes. The residual interest included in other assets in the accompanying consolidated balance sheet was $21 million at December 31, 2010 (See Note 8 of the Notes to Consolidated Financial Statements). TNH and its creditors have no recourse to us in the event of a default on the installment notes.

EFFECTS OF INFLATION

While inflationary increases in certain input costs, such as fiber, energy and freight costs, have an impact on our operating results, changes in general inflation have had minimal impact on our operating results in each of the last three years. Fiber, energy and freight cost increases are strongly influenced by supply and demand factors including competition in global markets and from hurricanes or other natural disasters in certain regions of the United States, and when supplies become tight, we have experienced increases in the cost of these items. We continue to seek ways to mitigate the impact of such cost increases and, to the extent permitted by competition, pass the increased cost on to customers by increasing sales prices over time.

We used the last-in, first-out method of accounting for approximately 56% of our inventories at December 31, 2010. Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs.

Upon emergence from Chapter 11 and CCAA bankruptcy proceedings, property, plant and equipment was valued at fair value which approximates replacement costs of existing fixed assets.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are based on historical experiences and changes in the business environment. However, actual results may differ from these estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management's most subjective judgments. Our most critical accounting policies and use of estimates are described below.

Fresh-Start Accounting

Upon emergence from Chapter 11, we adopted fresh start accounting as prescribed by ASC 852, which required us to revalue our assets and liabilities to fair value. ASC 852, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.

Fresh start accounting provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of a date selected for financial reporting purposes. In conjunction with the bankruptcy proceedings, a third party financial advisor provided an enterprise value of the Company of approximately $3,145 million to $3,445 million with a midpoint of $3,295 million. Enterprise value of the Company was estimated using various valuation methods including: (i) comparable public company analysis, (ii) discounted cash flow analysis ("DCF") and (iii) precedent transaction analysis. The preliminary equity value set forth by the third party was $2,360 million, using the midpoint enterprise value of $3,295 million and adjusting for expected cash and debt balances upon emergence and expected cash proceeds from the sale of non-operating assets. The final equity value of $2,352 was determined consistent with the third party methodology using the midpoint enterprise value of $3,295 million.

The Company's reorganization value was allocated to its assets and liabilities in conformity with the procedures specified by ASC 805, "Business Combinations." As a result of adopting fresh start accounting, the Company recorded goodwill of $93 million which represents the excess of reorganization value over amounts assigned to the other assets.

All estimates, assumptions and financial projections, including the fair value adjustments, the financial projections, and the enterprise value and reorganization value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions and financial projections will be realized, and actual results could vary materially.

For the impact that the adoption of fresh start accounting had on our consolidated balance sheet, see Note 1 of the Notes to the Consolidated Financial Statements.

Long-Lived Assets Including Goodwill and Other Intangible Assets

We conduct impairment reviews of long-lived assets in accordance with ASC 360-10, "Impairment or Disposal of Long-Lived Assets" and ASC 350, "Intangibles-Goodwill and Other." Based upon our review as of December 31, 2010, we determined that there was no impairment of long-lived assets, including goodwill. Such reviews require us to make estimates of future cash flows and fair values. Our cash flow projections include significant assumptions about economic conditions, demand and pricing for our products and costs. Our estimates of fair value are determined using a variety of valuation techniques, including cash flows. While significant judgment is required, we believe that our estimates of future cash flows and fair value are reasonable. However, should our assumptions change in future years, our fair value models could indicate lower fair values for long-lived assets, including goodwill and other intangible assets, which could materially affect the carrying value of these assets and results of operations.

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

At June 30, 2010, in conjunction with fresh start accounting, we updated our mortality rate table assumptions which increased our employer benefit liabilities by approximately $58 million.

For the six months ended December 31, 2010 and June 30, 2010, and the year ended December 31, 2009, the expected long-term rate of return on our U.S. plan assets was 8.50%. For the six months ended December 31, 2010 and June 30, 2010, and the year ended December 31, 2009 the expected long-term rates of return on our Canadian plan assets were 6.30%, 6.30% and 7.50%, respectively. The weighted average discount rates used to determine the qualifed defined benefit obligations for the U.S. and foreign retirement plans at December 31, 2010 were 5.32% and 5.21%, respectively. The assumed rate for the long-term return on plan assets was determined based upon target asset allocations and expected long-term rates of return by asset class. For determination of the discount rate, the present value of the cash flows as of the measurement date is determined using the spot rates from the Mercer Yield Curve. A decrease in the assumed rate of return of 0.50% would increase pension expense by approximately $10 million. An increase in the discount rate of 0.50% would increase our pension expense by approximately $5 million and decrease our pension benefit obligations by approximately $201 million.

Effective January 1, 2011, the expected long-term rate of return on our U.S. plan assets was reduced to 7.75%. The assumed rate for the long-term return on plan assets was determined based upon target asset allocations and expected long-term rates of return by asset class.

Related to our postretirement benefit plans, we make assumptions for future trends for medical care costs. The effect of a 1% change in the assumed health care cost trend rate would increase our accumulated postretirement benefit obligation as of December 31, 2010 by $12 million and would increase the annual net periodic postretirement benefits cost by an immaterial amount.

Income Taxes

We apply the provisions of ASC 740, "Income Taxes" ("ASC 740"), which creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the provisions of ASC 740, we elected to classify interest and penalties related to our unrecognized tax benefits in the income tax provision (See Note 14 of the Notes to Consolidated Financial Statements).

At December 31, 2010, we had $279 million of net unrecognized tax benefits. The primary differences between gross unrecognized tax benefits and net unrecognized tax benefits are associated with the U.S. federal tax benefit from state tax deductions. (See Note 14 of the Notes to Consolidated Financial Statements for a reconciliation of 2010 activity).

For the six months ended December 31, 2010, and June 30, 2010, no interest or penalties were recorded related to tax positions taken during the current and prior years. At December 31, 2010, no interest or penalties were recognized in the consolidated balance sheet. All net unrecognized tax benefits, if recognized, would affect our effective tax rate.

Deferred tax assets and liabilities reflect our assessment of future taxes to be paid in the jurisdictions in which we operate. These assessments involve temporary differences resulting from differing treatment of items for tax and accounting purposes. In addition, unrecognized tax benefits under the provisions of ASC 740 reflect estimates of our current tax exposures. Based on our evaluation of our tax positions, we believe we were adequately reserved for these matters at December 31, 2010.

At December 31, 2010, we had deferred tax assets of $849 million. A valuation allowance of $30 million has been established on a portion of these deferred tax assets based on the expected timing of deferred tax liability reversals and the expiration dates of the tax loss carryforwards. The valuation allowance decreased during 2010, primarily to reflect our ability to utilize net operating losses in future years due to our emergence from bankruptcy and adoption of fresh start accounting. At December 31, 2010, we expect our deferred tax assets, net of the valuation allowance, will be fully realized through the reversal of net taxable temporary differences and utilization of net operating losses.

As previously disclosed, the Canada Revenue Agency ("CRA") was examining our income tax returns for tax years 1999 through 2005. In connection with the examination, the CRA had issued assessments of additional income taxes, interest and penalties related to transfer prices of inventory sold by our Canadian subsidiaries to our U.S. subsidiaries. Additionally, the CRA was considering certain significant adjustments related principally to taxable income related to our acquisition of a Canadian company. Pursuant to the Plan of Reorganization, we entered into an agreement with the CRA and other provincial tax authorities that took effect upon our emergence from bankruptcy which settled the open Canadian income tax matters through January 26, 2009. As a result of this agreement, we reported a $39 million net income tax benefit related to the final settlement of the Canadian tax claims and the release of the previously accrued unrecognized tax benefits related to the Canadian audit for the six months ended June 30, 2010.

The U.S. federal statute of limitations is closed through 2006. There are currently no federal examinations in progress. In addition, we file tax returns in numerous states. The states' statutes of limitations are generally open for the same years as the federal statute of limitations.

Federal income taxes have not been provided on undistributed earnings of our foreign subsidiaries during 2010, as we intend to indefinitely reinvest such earnings into our foreign subsidiaries. At December 31, 2010, undistributed earnings for our foreign subsidiaries were $9 million.

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

Self-Insurance

We self-insure a majority of our workers' compensation costs. Other workers' compensation and general liability costs are subject to specific retention levels for certain policies and coverage. Losses above these retention levels are transferred to insurance companies. In addition, we self-insure the majority of our group health care costs. All of the workers' compensation, general liability and group health care claims are handled by third-party administrators. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Losses are accrued based upon the aggregate self-insured claims determined by the third-party administrators, actuarial assumptions and our historical experience. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers' compensation, general liability and group health care costs.

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

Commodity Price Risk

Prior to filing for bankruptcy, we used financial derivative instruments, including fixed price swaps, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities. Our objective was to fix the price of a portion of the purchases of these commodities used in the manufacturing process. The changes in the market value of such derivative instruments historically offset the changes in price of the hedged item. Excluding the impact of derivative instruments, the change in our 2010 and 2009 natural gas cost, based upon our expected annual usage and unit cost, resulting from a hypothetical 10% adverse price change, would be approximately $7 million and $9 million, respectively. The changes in energy cost discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the impact of the natural gas derivative instruments. See Note 10 of the Notes to Consolidated Financial Statements.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar. Assets and liabilities outside the United States are primarily located in Canada.

Prior to emerging from bankruptcy, the functional currency for our Canadian operations was the U.S. dollar. Fluctuations in Canadian dollar monetary assets and liabilities resulted in gains or losses which were credited or charged to income. Upon emergence, we reviewed the primary economic indicators for our Canadian operations under the Reorganized Smurfit-Stone, including cash flow indicators, sales price indicators, sales market indicators, expense indicators, financing indicators and intercompany transactions as required by ASC 830, "Foreign Currency Matters." Based on our analysis, including current operations and financing availability within Canada, we determined the functional currency for our Canadian operations to be the local currency. As a result, effective July 1, 2010, the assets and liabilities for the Canadian operations are translated at the exchange rate in effect at the balance sheet date and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders' equity as part of OCI.

For the Predecessor periods, we used financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows. The Canadian dollar as of June 30, 2010, compared to December 31, 2009 weakened 1.3% against the U.S. dollar. The Canadian dollar as of December 31, 2009, compared to December 31, 2008, strengthened 7.1%. We recognized non-cash foreign currency exchange gains of $3 million for the six month period ended June 30, 2010, and a loss of $14 million for the year ended December 31, 2009.

During the Successor period ended December 31, 2010, the Canadian dollar as of December 31, 2010 compared to June 30, 2010 strengthened 6.2% against the U.S. dollar, and as a result, we recorded a $7 million gain (net of tax) in OCI related to the translation of our Canadian operations.

We performed a sensitivity analysis that measures the potential OCI loss from a hypothetical 10% adverse change in quoted foreign currency exchange rate of the Canadian dollar relative to the U.S. dollar with all other variables held constant. Excluding the impact of derivative instruments, the potential impact from a hypothetical 10% adverse change in the Canadian dollar exchange rate as of December 31, 2010 would be $15 million (net of tax).

During the six months ended December 31, 2010, we entered into foreign currency exchange derivative contracts to minimize the exposure to currency exchange rate fluctuations on a $255 million Canadian dollar denominated inter-company note established upon emergence between a U.S. subsidiary and a Canadian subsidiary, whereby the U.S subsidiary is the lender. The inter-company note, which is denominated in Canadian dollars, matures on June 29, 2015 and the interest is payable quarterly. The derivative contracts are monthly or quarterly instruments with a notional amount equal to the inter-company note principal, plus accrued interest. The derivative contracts are marked-to-market through earnings on a monthly or quarterly basis.

For the six months ended December 31, 2010, our U.S subsidiary recorded a $10 million foreign currency gain (net of tax) in other, net in the consolidated statements of operations related to the revaluation of the inter-company note. We recorded a $10 million loss (net of tax) in other, net in the consolidated statements of operations on the settlement of the derivative contracts. We recorded $1 million loss (net of tax) in other, net in the consolidated statements of operations related to the change in fair value of the derivative contracts.

Interest Rate Risk

Our earnings and cash flow are significantly affected by the amount of interest on our indebtedness. Upon emergence, our financing arrangements included variable rate debt. A change in the interest rate on the variable rate debt will impact interest expense and cash flows. Our objective is to mitigate interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within Company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge (See Note 10 of the Notes to Consolidated Financial Statements).

We performed a sensitivity analysis that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of December 31, 2010, a hypothetical 100 basis point change in interest rates would not impact our interest expense because the adjusted LIBOR rate as of December 31, 2010 was 0.30% compared to our minimum Term Loan Facility adjusted LIBOR rate of 2.00% per annum according to the Term Loan agreement.

The following table presents principal amounts for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Note 9 of the Notes to Consolidated Financial Statements.

Short and Long-Term Debt

Outstanding as of December 31, 2010 (in millions)	2011	2012	2013	2014	2015	There- after	Total	Fair Value
Bank term loans and revolver 6.75% average interest rate (variable)	$35	$12	$12	$12	$12	$1,111	$1,194	$1,212
Other debt	6	1	1	1	1	1	11	11
Original issue discount	(2)	(2)	(2)	(2)	(2)	(1)	(11)	(11)

Total debt	$39	$11	$11	$11	$11	$1,111	$1,194	$1,212

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Smurfit-Stone Container Corporation, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, we carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of the end of the latest fiscal year. The framework on which such evaluation was based is contained in the report entitled "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010, is included herein.

/s/ Patrick J. Moore Patrick J. Moore Chief Executive Officer (Principal Executive Officer)
/s/ Paul K. Kaufmann Paul K. Kaufmann Senior Vice President and Corporate Controller (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Smurfit-Stone Container Corporation, Inc.

We have audited Smurfit-Stone Container Corporation, Inc.'s (the Company's) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Smurfit-Stone Container Corporation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 (Successor), based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 (Successor) and 2009 (Predecessor), and the related consolidated statements of operations, stockholders' equity, and cash flows for the six-month period ended December 31, 2010 (Successor), six-month period ended June 30, 2010 (Predecessor) and years ended December 31, 2009 and 2008 (Predecessor). Our report dated February 15, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP
St. Louis, Missouri February 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Smurfit-Stone Container Corporation, Inc.

We have audited the accompanying consolidated balance sheets of Smurfit-Stone Container Corporation, Inc. (the Company) as of December 31, 2010 (Successor) and 2009 (Predecessor), and the related consolidated statements of operations, stockholders' equity, and cash flows for the six-month period ended December 31, 2010 (Successor), six-month period ended June 30, 2010 (Predecessor) and years ended December 31, 2009 and 2008 (Predecessor). Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smurfit-Stone Container Corporation, Inc. at December 31, 2010 (Successor) and 2009 (Predecessor), and the consolidated results of its operations and its cash flows for the six-month period ended December 31, 2010 (Successor), six-month period ended June 30, 2010 (Predecessor) and years ended December 31, 2009 and 2008 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on June 21, 2010, the Bankruptcy Court entered an order confirming the Plan of Reorganization, which became effective on June 30, 2010. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods, as described in Note 1.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Smurfit-Stone Container Company, Inc.'s internal control over financial reporting as of December 31, 2010 (Successor), based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP
St. Louis, Missouri February 15, 2011

SMURFIT-STONE CONTAINER CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)	Successor 2010	Predecessor 2009
Assets
Current assets
Cash and cash equivalents	$449	$704
Restricted cash		9
Receivables, less allowances of $16 in 2010 and $24 in 2009	765	615
Receivable for alternative energy tax credits	11	59
Inventories
Work-in-process and finished goods	140	105
Materials and supplies	356	347

	496	452
Refundable income taxes	6	23
Prepaid expenses and other current assets	24	43

Total current assets	1,751	1,905
Net property, plant and equipment	4,374	3,081
Deferred income taxes		23
Goodwill	100
Intangible assets, net	75
Other assets	159	68

	$6,459	$5,077

Liabilities and Stockholders' Equity (Deficit)
Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$39	$1,354
Accounts payable	503	387
Accrued compensation and payroll taxes	180	145
Interest payable	3	12
Other current liabilities	86	164

Total current liabilities	811	2,062
Long-term debt, less current maturities	1,155
Pension and postretirement benefits, net of current portion	1,300
Other long-term liabilities	129	117
Deferred income taxes	453

Total liabilities not subject to compromise	3,848	2,179
Liabilities subject to compromise		4,272

Total liabilities	3,848	6,451
Stockholders' equity
Successor preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding in 2010
Successor common stock, par value $.001 per share; 150,000,000 shares authorized; 91,793,836 issued and outstanding in 2010
Predecessor preferred stock, aggregate liquidation preference of $126; 25,000,000 shares authorized; 4,599,300 issued and outstanding in 2009		104
Predecessor common stock, par value $.01 per share; 400,000,000 shares authorized, 257,482,839 outstanding in 2009		3
Additional paid-in capital	2,366	4,081
Retained earnings (deficit)	114	(4,883)
Accumulated other comprehensive income (loss)	131	(679)

Total stockholders' equity (deficit)	2,611	(1,374)

	$6,459	$5,077

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
(In millions, except per share data)	2010	2010	2009	2008
Net sales	$3,262	$3,024	$5,574	$7,042
Costs and expenses
Cost of goods sold	2,723	2,763	5,023	6,338
Selling and administrative expenses	270	294	569	645
Restructuring expense	25	15	319	67
Goodwill and intangible asset impairment charges				2,761
(Gain) loss on disposal of assets	(1)		3	(5)
Other operating income		(11)	(633)

Operating income (loss)	245	(37)	293	(2,764)
Other income (expense)
Interest expense, net	(45)	(23)	(265)	(262)
Debtor-in-possession debt issuance costs			(63)
Loss on early extinguishment of debt			(20)
Foreign currency exchange gains (losses)		3	(14)	36
Other, net	2	4	14	(5)

Income (loss) before reorganization items and income taxes	202	(53)	(55)	(2,995)
Reorganization items income (expense), net	(12)	1,178	40

Income (loss) before income taxes	190	1,125	(15)	(2,995)
(Provision for) benefit from income taxes	(76)	199	23	177

Net income (loss)	114	1,324	8	(2,818)
Preferred stock dividends and accretion		(4)	(11)	(12)

Net income (loss) attributable to common stockholders	$114	$1,320	$(3)	$(2,830)

Basic earnings per common share
Net income (loss) attributable to common stockholders	$1.13	$5.12	$(.01)	$(11.01)

Weighted average shares outstanding	100	258	257	257

Diluted earnings per common share
Net income (loss) attributable to common stockholders	$1.13	$5.07	$(.01)	$(11.01)

Weighted average shares outstanding	100	261	257	257

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Preferred Stock
							Accumulated Other Comprehensive Income (Loss)
(In millions, except share data)	Number of Shares	Par Value, $.01	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)		Total
Balance at January 1, 2008 (Predecessor)	256,201,779	$3	4,599,300	$97	$4,066	$(2,058)	$(253)	$1,855
Comprehensive income (loss)
Net loss						(2,818)		(2,818)
Other comprehensive income (loss)
Deferred hedge adjustments, net of tax benefit of $22							(34)	(34)
Foreign currency translation adjustment, net of tax benefit of $4							(6)	(6)
Employee benefit plan liability adjustments, net of tax benefit of $241							(401)	(401)

Comprehensive income (loss)								(3,259)
Issuance of common stock under stock option and restricted stock plans	885,517				7			7
Preferred stock dividends and accretion				4		(12)		(8)

Balance at December 31, 2008 (Predecessor)	257,087,296	3	4,599,300	101	4,073	(4,888)	(694)	(1,405)
Comprehensive income (loss)
Net income						8		8
Other comprehensive income (loss)
Deferred hedge adjustments, net of tax expense of $23							36	36
Foreign currency translation adjustment, net of tax expense of $1							3	3
Employee benefit plan liability adjustments, net of tax benefit of $6							(24)	(24)

Comprehensive income								23
Issuance of common stock under stock option and restricted stock plans	395,543				8			8
Preferred stock accretion				3		(3)

Balance at December 31, 2009 (Predecessor)	257,482,839	3	4,599,300	104	4,081	(4,883)	(679)	(1,374)
Comprehensive income (loss)
Net income						1,324		1,324
Other comprehensive income (loss)
Deferred hedge adjustments, net of tax expense of $1							1	1
Employee benefit plan liability adjustments, net of tax expense of $0							46	46

Comprehensive income								1,371
Issuance of common stock under stock option and restricted stock plans	277,927				3			3
Cancellation of Predecessor common stock	(257,760,766)	(3)						(3)
Cancellation of Predecessor preferred stock			(4,599,300)	(104)				(104)
Reorganization and fresh start accounting adjustments					(4,084)	3,559	632	107

Balance at June 30, 2010 (Predecessor)	–	–	–	–	–	–	–	–
Successor
Issuance of new equity in connection with emergence from bankruptcy	89,854,782				2,352			2,352

Balance at June 30, 2010 (Successor)	89,854,782				2,352			2,352
Comprehensive income
Net income						114		114
Other comprehensive income
Foreign currency translation adjustment, net of tax expense of $4							8	8
Employee benefit plan liability adjustments, net of tax expense of $68							123	123

Comprehensive income								245
Issuance of additional shares held in reserve	1,773,770
Issuance of common stock under stock option and restricted stock plans	165,284				14			14

Balance at December 31, 2010 (Successor)	91,793,836	$–	–	$–	$2,366	$114	$131	$2,611

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Predecessor
	Successor
			Year Ended December 31,
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010
(In millions)			2009	2008
Cash flows from operating activities
Net income (loss)	$114	$1,324	$8	$(2,818)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Non-cash goodwill and intangible asset impairment charges				2,761
Loss on early extinguishment of debt			20
Depreciation, depletion and amortization	169	168	364	357
Debtor-in-possession debt issuance costs			63
Amortization of deferred debt issuance costs and original issue discount	5		6	7
Deferred income taxes	99	(201)	(26)	(221)
Pension and postretirement benefits	(158)	50	76	(30)
(Gain) loss on disposal of assets	(1)		3	(5)
Non-cash restructuring expense	3	7	250	21
Non-cash stock-based compensation	10	3	9	3
Non-cash foreign currency exchange (gains) losses		(3)	14	(36)
Gain due to plan effects		(580)
Gain due to fresh start accounting adjustments		(742)
Payments to settle pre-petition liabilities excluding debt		(202)
Non-cash reorganization items		101	(96)
Change in restricted cash for utility deposits	7	2	(9)
Change in operating assets and liabilities, net of effects from acquisitions and dispositions
Receivables and retained interest in receivables sold	(22)	(129)	(4)	199
Receivable for alternative energy tax credits		48	(59)
Inventories	5	1	55	3
Prepaid expenses and other current assets	23	1	(13)	3
Accounts payable and accrued liabilities	(21)	57	219	(78)
Interest payable	(2)	2	165	1
Other, net	(20)	8	49	31

Net cash provided by (used for) operating activities	211	(85)	1,094	198

Cash flows from investing activities
Expenditures for property, plant and equipment	(106)	(83)	(172)	(394)
Proceeds from property disposals	9	10	48	9
Advances to affiliates, net			(15)

Net cash used for investing activities	(97)	(73)	(139)	(385)

Cash flows from financing activities
Proceeds from exit credit facilities		1,200
Original issue discount		(12)
Proceeds from debtor-in-possession financing			440
Repayments of debtor-in-possession financing			(440)
Net borrowings (repayments) of long-term debt	(7)	(1,347)	71	314
Repurchase of receivables			(385)
Debtor-in-possession debt issuance costs			(63)
Debt issuance costs on exit credit facilities and other financing costs		(47)
Preferred dividends paid				(8)

Net cash provided by (used for) financing activities	(7)	(206)	(377)	306

Effect of exchange rate changes on cash	2

Increase (decrease) in cash and cash equivalents	109	(364)	578	119
Cash and cash equivalents
Beginning of period	340	704	126	7

End of period	$449	$340	$704	$126

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except share data)

1.     Bankruptcy Proceedings

Chapter 11 Bankruptcy Filings

On January 26, 2009 (the "Petition Date"), Smurfit-Stone Container Corporation ("SSCC" or the "Company") and its U.S. and Canadian subsidiaries (collectively, the "Debtors") filed a voluntary petition (the "Chapter 11 Petition") for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court in Wilmington, Delaware (the "U.S. Court"). On the same day, the Company's Canadian subsidiaries also filed to reorganize (the "Canadian Petition") under the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice in Canada (the "Canadian Court"). The Company's operations in Mexico and Asia and certain U.S. and Canadian legal entities (the "Non-Debtor Subsidiaries") were not included in the filings and continued to operate outside of the Chapter 11 and CCAA processes. As described below, on June 21, 2010, the U.S. Court entered an order ("Confirmation Order") approving and confirming the Joint Plan of Reorganization for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors ("Plan of Reorganization"). The Company emerged from its Chapter 11 and CCAA bankruptcy proceedings on June 30, 2010 ("Effective Date"). As of the Effective Date and pursuant to the Plan of Reorganization, the Company merged with and into its wholly-owned subsidiary, Smurfit-Stone Container Enterprises, Inc. ("SSCE"). SSCE changed its name to Smurfit-Stone Container Corporation and became the Reorganized Smurfit-Stone Container Corporation ("Reorganized Smurfit-Stone").

The term "Predecessor" refers only to the Company and its subsidiaries prior to the Effective Date, and the term "Successor" refers only to the Reorganized Smurfit-Stone and its subsidiaries subsequent to the Effective Date. Unless the context indicates otherwise, the terms "SSCC" and the "Company" are used interchangeably in this Annual Report on Form 10-K to refer to both the Predecessor and Successor Company.

Until emergence on the Effective Date, the Debtors were operating as debtors-in-possession under the jurisdiction of the U.S. Court and the Canadian Court (the "Bankruptcy Courts") and in accordance with the applicable provisions of the Bankruptcy Code and the CCAA. In general, as debtors-in-possession, the Debtors were authorized to continue to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Courts.

Debtor-In-Possession ("DIP") Financing

In connection with filing the Chapter 11 Petition and the Canadian Petition on the Petition Date, the Company and certain of its affiliates entered into a Post-Petition Credit Agreement (the "DIP Credit Agreement") on January 28, 2009. Amendments to the DIP Credit Agreement were entered into on February 25 and 27, 2009.

The DIP Credit Agreement, as amended, provided for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. term loan ("U.S. DIP Term Loan") for borrowings by SSCE; a $35 million Canadian term loan ("Canadian DIP Term Loan") for borrowings by Smurfit-Stone Container Canada Inc. ("SSC Canada"); a $250 million U.S. revolving loan ("U.S. DIP Revolver") for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian revolving loan ("Canadian DIP Revolver") for borrowings by SSCE and/or SSC Canada.

Under the DIP Credit Agreement, on January 28, 2009, the Company borrowed $440 million, consisting of a $400 million U.S. DIP Term Loan, a $35 million Canadian DIP Term loan and $5 million from the Canadian DIP Revolver. In accordance with the terms of the DIP Credit Agreement, in January 2009 the Company used U.S. DIP Term Loan proceeds of $360 million, net of lenders' fees of $40 million, and Canadian DIP Term Loan proceeds of $30 million, net of lenders' fees of $5 million, to terminate the receivables securitization programs and repay all indebtedness outstanding under the programs of $385 million and to pay other expenses of $1 million. In addition, other fees and expenses of $17 million related to the DIP Credit Agreement were paid for with proceeds of $5 million from the Canadian DIP Revolver and available cash.

The outstanding principal amount of the loans under the DIP Credit Agreement, plus interest accrued and unpaid, were due and payable in full at maturity, which was January 28, 2010. As all borrowings under the DIP Credit Agreement were paid in full as of December 31, 2009, the Company allowed the DIP Credit Agreement to expire on the maturity date of January 28, 2010.

Reorganization Process

The Bankruptcy Courts approved payment of certain of the Company's pre-petition obligations, including employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods received and services rendered subsequent to the filing of the Chapter 11 Petition and Canadian Petition and other business-related payments necessary to maintain the operation of the Company's business. The Company retained legal and financial professionals to advise it on the bankruptcy proceedings.

Immediately after filing the Chapter 11 Petition and Canadian Petition, the Company notified all known current or potential creditors of the bankruptcy filings. Subject to certain exceptions under the Bankruptcy Code and the CCAA, the Company's bankruptcy filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover, collect or secure a claim arising prior to the filing of the Chapter 11 Petition and Canadian Petition. Thus, for example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against its property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim were enjoined unless and until the Bankruptcy Courts lifted the automatic stay.

As required by the Bankruptcy Code, the United States Trustee for the District of Delaware (the "U.S. Trustee") appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives had a right to be heard on all matters that came before the U.S. Court with respect to the Debtors. A monitor was appointed by the Canadian Court with respect to proceedings before the Canadian Court.

Under the Bankruptcy Code, the Debtors either assumed or rejected pre-petition executory contracts, including real property leases, subject to the approval of the Bankruptcy Courts and certain other conditions. In this context, "assumption" meant that the Company agreed to perform its obligations and cure all existing defaults under the contract or lease, and "rejection" meant that it was relieved from its obligations to perform further under the contract or lease, but was subject to a pre-petition claim for damages for the breach thereof, subject to certain limitations. Any damages resulting from rejection of executory contracts and unexpired leases, and from the determination of the U.S. Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts, that were permitted to be recovered under the Bankruptcy Code were treated as liabilities subject to compromise unless such claims were secured prior to the Petition Date.

Plan of Reorganization and Exit Credit Facilities

In order for the Debtors to successfully emerge from bankruptcy, the Bankruptcy Courts had to confirm a plan of reorganization that satisfied the requirements of the Bankruptcy Code and the CCAA. A plan of reorganization was required to, among other things, resolve the Debtors' pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to the Company's exit from bankruptcy.

Plan of Reorganization

On December 1, 2009, the Debtors filed their Plan of Reorganization and Disclosure Statement ("Disclosure Statement") with the U.S. Court. On December 22, 2009, January 27, 2010, and February 4, 2010, the Debtors filed amendments to the Plan of Reorganization and the Disclosure Statement. On March 19, 2010, the Debtors filed a supplement to the Plan of Reorganization, and on May 27, 2010, the Debtors filed the final Plan of Reorganization reflecting the resolution of certain objections by equity security holders and other non-material modifications.

On January 29, 2010, the U.S. Court approved the Debtors' Disclosure Statement as containing adequate information for the holders of impaired claims and equity interests, who were entitled to vote to accept or reject the Plan of Reorganization.

The Plan of Reorganization was overwhelmingly approved by number and dollar amount of the required classes of creditors of each of the Debtors, with the exception of Stone Container Finance Company of Canada II ("Stone FinCo II"). Stone FinCo II was removed from the Plan of Reorganization. A meeting of creditors was held for the Canadian debtor subsidiaries on April 6, 2010, at which the necessary votes were received to confirm the Plan of Reorganization by all requisite classes of creditors other than Stone FinCo II.

The Bankruptcy Code required the U.S. Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Plan of Reorganization began in the U.S. Court on April 15, 2010, and concluded on May 4, 2010. A hearing was conducted in the Canadian Court on May 3, 2010, and the Canadian Court issued an order on May 13, 2010, approving the Plan of Reorganization in the CCAA proceedings in Canada.

On May 24, 2010, the Debtors announced that they reached a resolution with certain holders of the Company's preferred and common stock that had filed objections to the confirmation of the Plan of Reorganization. On May 28, 2010, the U.S. Court approved notice procedures with respect to this resolution. On June 21, 2010, the U.S. Court entered the Confirmation Order which approved and confirmed the Plan of Reorganization. The Company emerged from its Chapter 11 and CCAA bankruptcy proceedings on June 30, 2010, the Effective Date.

As of the Effective Date, the Company substantially consummated the various transactions contemplated under the Plan of Reorganization and the Confirmation Order, including the following:

  •
  the Company merged with and into SSCE, with SSCE being the survivor entity and renaming itself Smurfit-Stone Container Corporation, and becoming the Reorganized Smurfit-Stone. Reorganized Smurfit-Stone is governed by a board of directors that includes Patrick J. Moore, the Company's Chief Executive Officer, Steven J. Klinger, the Company's former President and Chief Operating Officer until he resigned effective December 31, 2010, and nine independent directors, including a non-executive chairman selected by the Creditors' Committee in consultation with the Debtors;

  •
  Reorganized Smurfit-Stone filed the Amended and Restated Certificate of Incorporation of the Company, which authorized Reorganized Smurfit-Stone to issue 160,000,000 shares, consisting of 150,000,000 shares of common stock, par value $.001 per share ("Common Stock") and 10,000,000 shares of preferred stock, par value $.001 per share ("Preferred Stock"). Reorganized

    Smurfit-Stone issued or reserved for issuance 100,000,000 shares of Common Stock for distribution to creditors and interest holders pursuant to the Plan of Reorganization. Under the Plan of Reorganization, the Company issued an aggregate of 91,014,189 shares of Common Stock, including 89,854,782 shares of Common Stock issued on June 30, 2010 and an additional 1,159,407 shares of Common Stock subsequently issued through August 13, 2010 (collectively, the "Initial Distribution"). None of the Preferred Stock was issued or outstanding as of the Effective Date;

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

  •
  holders of the Company's 7% Series A Cumulative Exchangeable Redeemable Convertible preferred stock received a pro-rata distribution of 2,172,166 shares of Common Stock and holders of the Company's common stock received a pro-rata distribution of 2,171,935 shares. All shares of common stock and preferred stock of the Predecessor Company were cancelled;

  •
  Reorganized Smurfit-Stone adopted the Equity Incentive Plan, pursuant to which, among other things, it reserved for issuance 8,695,652 shares of Common Stock representing eight percent of the fully diluted new Common Stock. In accordance with the terms of the Equity Incentive Plan, 2,895,909 stock options and 914,498 Restricted Stock Units ("RSUs") were granted to executive officers and other key employees of Reorganized Smurfit-Stone on the Effective Date;

  •
  the assets of the Canadian Debtors, other than Stone FinCo II, were sold to a newly-formed Canadian subsidiary of Reorganized Smurfit-Stone free and clear of existing claims, liens and interests in exchange for (i) the repayment in cash of the secured debt obligations of the Canadian Debtors, (ii) cash to the Canadian Debtors' unsecured creditors and (iii) the assumption of certain liabilities and obligations of the Canadian Debtors;

  •
  Reorganized Smurfit-Stone and its newly-formed Canadian subsidiary assumed all of the existing obligations under the qualified defined benefit pension plans in the United States and Canada sponsored by the Debtors, as well as all of the collective bargaining agreements in the United States and Canada between the Debtors and their labor unions.

On October 29, 2010, we issued an additional 648,363 shares and cancelled 34,000 shares previously issued in the Initial Distribution, leaving approximately 8.4 million shares of Common Stock held in reserve as of December 31, 2010. On January 27, 2011, the Company issued an additional 1,778,204 shares, leaving approximately 6.6 million shares of Common Stock in reserve.

From the approximately 6.6 million shares of Common Stock remaining in reserve, approximately 3.5 million shares were reserved in the Stone FinCo II Contribution Reserve and approximately 3.1 million shares remain in the SSCE Distribution Reserve for Holders of General Unsecured Claims.

On January 10, 2011, the Bankruptcy Court issued an order that disallowed the claim filed on behalf of the Holders of the Stone FinCo II Contribution Claim. Therefore, the approximately 3.5 million shares in the Stone FinCo II Contribution Reserve will not be distributed to the Holders of the Stone FinCo II Contribution Claim. Instead, the Plan of Reorganization requires that these shares in the Stone FinCo II Contribution Reserve be distributed as follows: (i) 95.5% (approximately 3.3 million shares) to the SSCE Distribution Reserve, to be distributed to the Holders of Allowed General Unsecured Claims under the terms of the Plan of Reorganization; (ii) 2.25% (approximately 75,000 shares) to the Holders of SSCC Preferred Interests; and (iii) 2.25% (approximately 75,000 shares) to the Holders of SSCC Common Interests. The Company expects to distribute the approximately 150,000 shares for the SSCC Preferred Interests and SSCC Common Interests by March 31, 2011.

Subsequent to the SSCC Preferred Interest and SSCC Common Interest distributions, the SSCE Distribution Reserve will include approximately 6.4 million shares of Common Stock. By March 31, 2011, the Company expects to distribute a minimum of 3.5 million shares from the SSCE Distribution Reserve on a pro-rata basis to Holders of Allowed General Unsecured Claims who had previously received distributions of shares under the terms of the Plan of Reorganization. The remaining 2.9 million shares in the SSCE Distribution Reserve are being held for Holders of General Unsecured Claims that are still unliquidated or subject to dispute. These shares will be distributed as these claims are liquidated or resolved, in accordance with the Plan of Reorganization. To the extent shares remain after resolution of these claims, these excess shares will also be re-distributed on a pro-rata basis to the Holders of Allowed General Unsecured Claims who had previously received distributions.

Exit Credit Facilities

On January 14, 2010, the U.S. Court entered an order authorizing the Debtors to (i) enter into an exit term loan facility engagement and arrangement letter and fee letters, (ii) pay associated fees and expenses and (iii) furnish related indemnities. On February 1, 2010, the Company filed a motion with the U.S. Court seeking approval to enter into a senior secured term loan exit facility (the "Term Loan Facility").

On February 16, 2010, the U.S. Court granted the motion and authorized the Company and certain of its affiliates to enter into the Term Loan Facility. On the same date, the U.S. Court also granted the Company's February 3, 2010 motion seeking approval to enter into a commitment letter and fee letters for an asset-based revolving credit facility (the "ABL Revolving Facility") (together with the Term Loan Facility, the "Exit Credit Facilities"). Based on such approvals, on February 22, 2010, the Company and certain of its subsidiaries entered into the Term Loan Facility that provides for an aggregate term loan commitment of $1,200 million. In addition, the Company entered into the ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche) on April 15, 2010. The ABL Revolving Facility includes a $150 million sub-limit for letters of credit.

On June 30, 2010, the Term Loan Facility was funded and borrowings became available under the ABL Revolving Facility. The proceeds of the borrowings under the Term Loan Facility of $1,200 million, together with available cash, were used to repay the Company's outstanding secured indebtedness under its pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Plan of Reorganization. See "Fresh Start Accounting" below for sources and uses of funds. As of December 31, 2010, the Company had no borrowings under the ABL Revolving Facility and $1,194 million under the Term Loan Facility. Borrowings under the ABL Revolving Facility are available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes. As of December 31, 2010, the Company's borrowing base under the ABL Revolving Facility was $618 million and the amount available for borrowings after considering outstanding letters of credit was $534 million.

As of December 31, 2010, the Company also had available unrestricted cash and cash equivalents of $449 million primarily invested in money market funds at a variable interest rate of 0.13%.

Financial Reporting Considerations

Subsequent to the Petition Date, the Company applied the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 852, "Reorganizations" ("ASC 852"), in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings were recorded in reorganization items in the consolidated statements of operations. In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process were classified on the consolidated balance sheet at December 31, 2009 in liabilities subject to compromise.

Reorganization Items

The Company's reorganization items directly related to the process of reorganizing the Company under Chapter 11 and the CCAA, and its emergence on June 30, 2010, as recorded in its consolidated statements of operations, consist of the following:

	Successor	Predecessor
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Income (Expense)
Provision for rejected/settled executory contracts and leases	$	$(106)	$(78)
Professional fees	(12)	(43)	(56)
Accounts payable settlement gains		5	11
Reversal of accrued post-petition unsecured interest expense			163
Gain due to plan effects		580
Gain due to fresh start accounting adjustments		742

Total reorganization items	$(12)	$1,178	$40

In addition, an income tax benefit of $200 million related to the effects of the plan of reorganization and application of fresh start accounting was recorded in the six months ended June 30, 2010, primarily related to adjustments for cancellation of indebtedness, valuation allowances and unrecognized tax benefits.

Professional fees directly related to the reorganization include fees associated with advisors to the Company, the Creditors' Committee and certain secured creditors. During the six months ended December 31, 2010, the Company continued to incur costs related to professional fees that are directly attributable to the reorganization.

Net cash paid for reorganization items related to professional fees for the six months ended December 31, 2010 and June 30, 2010, and the year ended December 31, 2009 totaled $38 million, $32 million, and $41 million, respectively.

Reorganization items exclude employee severance and other restructuring charges recorded during 2010 and 2009.

Interest expense recorded on the Predecessor unsecured debt subsequent to the Petition Date was zero for the six months ended June 30, 2010 and $163 million for the year ended December 31, 2009. Contractual interest expense on unsecured debt was $98 million and $196 million for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. Under the Plan of Reorganization, interest expense on the unsecured senior notes subsequent to the Petition Date was not paid. In the fourth quarter of 2009, the Company concluded it was not probable that interest expense on the Predecessor unsecured senior notes subsequent to the Petition Date would be an allowed claim. As a result, in December 2009, the Company recorded income in reorganization items for the reversal of $163 million post-petition unsecured interest expense accrued from the Petition Date through November 30, 2009, and discontinued recording unsecured interest expense.

In addition, in the fourth quarter of 2009, the Company concluded it was not probable that Preferred Stock dividends that were accrued subsequent to the Petition Date would be allowed claims. Preferred Stock dividends that were accrued post-petition and included in liabilities subject to compromise were reversed in the fourth quarter of 2009. Preferred Stock dividends in arrears were $13 million at the Effective Date and $9 million as of December 31, 2009. The Preferred Stock dividends in arrears since the Petition Date are presented in the Predecessor consolidated statements of operations only to reflect preferred stockholders' rights to dividends over common stockholders and are not reflected in the Preferred Stock value in the December 31, 2009 consolidated balance sheet.

Other Bankruptcy Related Costs

Debtor-in-possession debt issuance costs of $63 million were incurred and paid during the first quarter of 2009 in connection with entering into the DIP Credit Agreement, and are separately presented in the 2009 consolidated statements of operations.

Liabilities Subject to Compromise

Liabilities subject to compromise represent pre-petition unsecured obligations that were expected to be settled under the Plan of Reorganization. These liabilities represented the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 and CCAA process. Liabilities subject to compromise also included certain items, such as qualified defined benefit pension and retiree medical obligations that were assumed under the Plan of Reorganization, and as such, have been recorded in liabilities under the Reorganized Smurfit-Stone.

The Company rejected certain executory contracts and unexpired leases with respect to the Company's operations with the approval of the Bankruptcy Courts. Damages resulting from rejection of executory contracts and unexpired leases were generally treated as general unsecured claims and were classified as liabilities subject to compromise.

Liabilities subject to compromise at December 31, 2009 consisted of the following:

Predecessor December 31, 2009
Unsecured debt	$2,439
Accounts payable	339
Interest payable	47
Retiree medical obligations	176
Pension obligations	1,136
Unrecognized tax benefits	46
Executory contracts and leases	72
Other	17

Liabilities subject to compromise	$4,272

For information regarding the discharge of liabilities subject to compromise, see "Fresh Start Accounting" below.

Fresh Start Accounting

The Company, in accordance with ASC 852, adopted fresh start accounting as of the close of business on June 30, 2010, because the reorganization value of the assets of the Predecessor Company immediately before the date of confirmation of the Plan of Reorganization was less than the total of all post-petition liabilities and allowed claims, and the holders of the Predecessor Company's voting shares immediately before confirmation of the Plan of Reorganization received less than 50 percent of the voting shares of the Successor Company. Upon adoption of fresh start accounting, the Company became a new entity for financial reporting purposes reflecting the Successor capital structure. As such, a new accounting basis in the identifiable assets and liabilities assumed was established with no retained earnings or accumulated other comprehensive income (loss) ("OCI").

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

Enterprise value of the Company was estimated using various valuation methods including: (i) comparable public company analysis, (ii) discounted cash flow analysis ("DCF") and (iii) precedent transaction analysis. Due to the Company's significant pension obligations, the comparable company and DCF valuations included scenarios designed to account for the Company's pension liabilities and expense.

The comparable public company analysis identified a group of comparable companies giving considerations to lines of business, markets, similar business risks, growth prospects, maturity of business and size and scale of business. This analysis involved the selection of the appropriate earnings before interest, taxes, depreciation and amortization ("EBITDA") market multiples to be the most relevant when analyzing the peer group. A range of valuation multiples was then identified and applied to the Company's projections to derive a range of implied enterprise value.

The basis of the discounted cash flow analysis used in developing the enterprise value was based on Company prepared projections which included a variety of estimates and assumptions. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company's control and, therefore, may not be realized. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company's enterprise value. The assumptions used in the calculations for the discounted cash flow analysis included projected revenue, cost and cash flows for the years ending December 31, 2010 through 2014 and represented the Company's best estimates at the time the analysis was prepared. The DCF analysis was completed using discount rates of 9.0% through 11.0%. There can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized and actual results could vary materially.

The precedent transactions analysis identified relevant merger and acquisition transactions in the paperboard and containerboard industry. This analysis involved calculating the total enterprise value of the acquired company as a multiple of EBITDA for the last twelve months prior to announcement. A range of valuation multiples was then identified and applied to the Company's projected EBITDA for the 12 month period ended April 30, 2010, to determine an estimate of enterprise values.

The Company's reorganization value was allocated to its assets and liabilities in conformity with the procedures specified by ASC 805, "Business Combinations." The significant assumptions related to the valuation of the Company's assets and liabilities in connection with fresh start accounting include the following:

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

Prior to emerging from bankruptcy, the Company recorded long-lived storeroom supplies as an inventory item and charged expense when the storeroom item was issued from the storeroom into production. Under fresh start accounting, the Company determined the long-lived storeroom supplies principally represent critical spares which have the physical characteristics of property, plant, and equipment. As a result, new purchases of long-lived storeroom supplies will be classified as property, plant and equipment on the consolidated balance sheet and depreciated over 12 years. Upon emergence, the Company included long-lived storeroom supplies with a fair value of approximately $36 million in property, plant and equipment with a depreciable life of seven years.

Property, plant and equipment — Property, plant and equipment was valued at fair value of $4,405 million as of June 30, 2010 based on a third party valuation. In establishing fair value for the vast majority of the Company's property, plant and equipment, the cost approach was utilized. The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, adjusted for depreciation as of the appraisal date as described below:

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

The cost approach relies on management's assumptions regarding current material and labor costs required to rebuild and repurchase significant components of the Company's property, plant and equipment along with assumptions regarding the age and estimated useful lives of the Company's property, plant and equipment.

For property, plant and equipment existing at June 30, 2010, the depreciable lives were revised to reflect the estimated remaining useful lives as follows:

Buildings and leasehold improvements	20 years
Papermill machines	14 years
Major converting equipment	10 - 15 years

Intangible Assets — The Company identified the following intangible assets to be valued based upon a third party valuation: (i) trade name, (ii) proprietary technology and (iii) non-compete agreements.

Trade name and proprietary technology were valued using the relief from royalty method under the income approach. Under this method, the asset value was determined by estimating the royalty income that could be generated if it was licensed to a third party in an arm's-length transaction. The royalty income rate was selected based on consideration of several factors, including recent prevailing royalty rates used by companies in similar industries, profit margins and independent research of comparable royalty agreements, among other considerations. The Company's trade name was valued at $56 million under this approach using a discount rate of 12% and assigned an indefinite life. The Company's proprietary technology was valued at $16 million under this approach using a discount rate of 12% and assigned a life of eight years.

Non-compete agreements were valued using the lost profit method under the income approach which seeks to measure the profit that would be lost if the non-compete agreement did not exist. The Company's non-compete agreements were valued at $5 million under this approach using a 10.5% discount rate and assigned a definite life of two years.

Equity Investments — Equity investments were valued, based upon a third party valuation, at fair value of approximately $34 million as of June 30, 2010, using the guideline transaction and guideline public companies methods under the market approach. Under these approaches, valuation multiples were determined based on capital market data and market capitalization of peer companies and acquisition transactions within the industry. The step-up in fair value over the Company's current carrying value will be amortized over 10 years.

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

As a result of adopting fresh start accounting, the Company recorded goodwill of $93 million which represents the excess of reorganization value over amounts assigned to the other assets. Goodwill allocated to the Company's Canadian operations is adjusted quarterly to record the effect of currency translation adjustments.

The adjustments presented below relate to the Company's June 30, 2010 balance sheet. The balance sheet reorganization adjustments presented below summarize the impact of the Plan of Reorganization and the adoption of fresh start accounting as of the Effective Date.

 SMURFIT-STONE CONTAINER CORPORATION
REORGANIZED CONSOLIDATED BALANCE SHEET

	June 30, 2010
(In millions)	Predecessor	Plan Effect Adjustments(1)		Fresh Start Adjustments			Successor
Assets
Current assets
Cash and cash equivalents	$721	$(381	)(2)	$			$340
Restricted cash	18	(11	)(2)				7
Receivables	739						739
Receivable for alternative energy tax credits	11						11
Inventories	449				47	(12)	496
Refundable income taxes	24	7	(3)				31
Prepaid expenses and other current assets	42				5	(12)	47

Total current assets	2,004	(385)			52		1,671
Net property, plant and equipment	2,979				1,426	(12)	4,405
Deferred income taxes	22	148	(3)		(170	)(12)
Goodwill					93	(12)	93
Intangible assets, net					77	(12)	77
Other assets	75	31	(4)		57	(12)	163

	$5,080	$(206)			$1,535		$6,409

Liabilities and Stockholders' Equity (Deficit)
Liabilities not subject to compromise
Current liabilities
Current maturities of long-term debt	$1,352	$(1,334	)(5)	$			$18
Accounts payable	488	27	(6)				515
Accrued compensation and payroll taxes	139	34	(7)		3	(12)	176
Interest payable	12	(7	)(2)				5
Other current liabilities	141	(59	)(2)		(1	)(12)	81

Total current liabilities	2,132	(1,339)			2		795
Long-term debt, less current maturities		1,176	(5)				1,176
Pension and postretirement benefits, net of current portion		1,179	(8)		460	(12)	1,639
Other long-term liabilities	116		(3)		24	(12)	140
Deferred income taxes					307	(12)	307

Total liabilities not subject to compromise	2,248	1,016			793		4,057
Liabilities subject to compromise	4,354	(4,354	)(9)

Total liabilities	6,602	(3,338)			793		4,057
Stockholders' equity
Preferred stock successor			(10)
Common stock successor			(10)
Preferred stock predecessor	104	(104	)(11)
Common stock predecessor	3	(3	)(11)
Additional paid-in capital	4,084	(1,732	)(10)(11)				2,352	(10)
Retained earnings (deficit)	(5,081)	4,971	(11)		110	(13)
Accumulated other comprehensive income (loss)	(632)				632	(13)

Total stockholders' equity (deficit)	(1,522)	3,132			742	(13)	2,352

	$5,080	$(206)			$1,535		$6,409

Explanatory Notes

(1)
Represents amounts recorded on the Effective Date for the implementation of the Plan of Reorganization, including the settlement of liabilities subject to compromise and related payments, the issuance of new debt and repayment of old debt, distribution of cash and new shares of common stock, and the cancellation of Predecessor Company's common and preferred stock.

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

  On June 30, 2010, $11 million of restricted cash for collateralizing outstanding letters of credit was released to the Company's operating cash funds.

(3)
Represents income tax adjustments resulting from the Plan of Reorganization. Unrecognized tax benefits of $45 million were reclassified from liabilities subject to compromise to other long-term liabilities and were subsequently eliminated as part of the income tax adjustments from plan effects (See Note 14 — Income Taxes).

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

(7)
Represents accrual under the Company's 2009 long-term incentive plan and other employee compensation benefits of $19 million and the reclassification of the current portion of pension and postretirement benefits of $15 million from liabilities subject to compromise.

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

(11)
As a result of the Plan of Reorganization, the adjustment to retained earnings (deficit) reflects the elimination of the Predecessor Company's preferred stock, common stock, and additional paid-in-capital, in addition to the after-tax gain due to plan effects.

Pre-tax gain due to plan effects	$580
Tax benefit due to plan effects	200

Gain due to plan effects, net of tax	780
Elimination of Predecessor preferred stock	104
Elimination of Predecessor common stock	3
Elimination of Predecessor additional paid-in-capital	4,084

$4,971

(12)
The following table summarizes the allocation of the reorganization value to the Company's assets at the date of emergence as shown in the reorganized consolidated balance sheet as of June 30, 2010.

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

  Liabilities were also adjusted to fair value in the application of fresh start accounting resulting in an increase in liabilities of $793 million, primarily related to pension obligations and deferred income taxes.

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

2.     Significant Accounting Policies

Basis of Presentation:    As of the Effective Date, the Company merged with and into SSCE, with SSCE being the survivor entity and renaming itself Smurfit-Stone Container Corporation, and becoming the Reorganized Smurfit-Stone. The Company has domestic and international operations.

Nature of Operations:    The Company's major operations are containerboard, corrugated containers and reclamation. The Company's paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard packaging and a broad range of manufacturers of consumer goods. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Customers and operations are located principally in North America.

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

Inventories:    At June 30, 2010, upon the adoption of fresh start accounting, the Company recorded its inventories at fair value. Raw materials were valued at current replacement cost. Work-in-process was valued at estimated selling prices of finished goods less the sum of costs to complete, selling costs, shipping costs and a reasonable profit allowance for completing and for the selling effort based on profit for similar finished goods. Finished goods were valued at estimated selling prices less the sum of selling costs, shipping costs and a reasonable profit allowance for the selling effort. The Predecessor Company LIFO reserve was eliminated.

Inventories are valued at the lower of cost or market under the last-in, first-out ("LIFO") method, except for $220 million in 2010 and $268 million in 2009, which are valued at the lower of average cost or market. At December 31, 2010, LIFO inventory exceeded first-in, first-out ("FIFO") costs (which approximate replacement costs) by $9 million. At December 31, 2009, FIFO costs exceeded the LIFO value by $94 million.

Net Property, Plant and Equipment:    Property, plant and equipment of the Predecessor Company were carried at historical cost. At June 30, 2010, upon adoption of fresh start accounting, property, plant and equipment were valued at fair value with remaining useful lives ranging from 10 to 20 years (See Note 1).

The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the shorter of useful lives or terms of the applicable leases for leasehold improvements. Property plant and equipment acquired subsequent to June 30, 2010, have been assigned depreciable lives based on the estimated useful life. Papermill machines have been assigned a useful life of 18 to 23 years, while major converting equipment has been assigned a useful life ranging from 12 to 20 years (See Note 7).

Prior to emerging from bankruptcy, the Predecessor Company recorded long-lived storeroom supplies as an inventory item and charged expense when the storeroom item was issued from the storeroom into production. Under fresh start accounting, the Company determined the long-lived storeroom supplies principally represent critical spares which have the physical characteristics of property, plant, and equipment. As a result, new purchases of long-lived storeroom supplies are classified as property, plant and equipment on the consolidated balance sheet and depreciated over 12 years. Upon emergence, the Company included existing long-lived storeroom supplies with a fair value of approximately $36 million in property, plant and equipment and assigned a remaining depreciable life of seven years.

Goodwill and Other Intangible Assets:    Upon adoption of fresh start accounting, the Company fair valued its intangible assets. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are reviewed annually or more frequently, if impairment indicators arise. For purposes of measuring goodwill impairment, the Company has one reporting unit and goodwill was evaluated in total. Other intangible assets with a definite life are amortized over their expected useful life (See Note 20).

Long-Lived Assets:    In accordance with ASC 360, "Property Plant and Equipment," long-lived assets held and used by the Company are reviewed for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

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

Deferred Debt Issuance Costs:    Deferred debt issuance costs included in other assets in the consolidated balance sheets are amortized over the terms of the respective debt obligations using the interest method.

Income Taxes:    The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The Company applies the provisions of ASC 740, "Income Taxes" ("ASC 740"), which creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the provisions of ASC 740, the Company elected to classify interest and penalties related to unrecognized tax benefits in the Company's income tax provision (See Note 14).

Foreign Currency:    Prior to emerging from bankruptcy, the Company's functional currency for its Canadian operations was the U.S. dollar. Fluctuations in Canadian dollar monetary assets and liabilities resulted in gains or losses which were credited or charged to income. Upon emergence, the Company reviewed the primary economic indicators for its Canadian operations under the Reorganized Smurfit-Stone, including cash flow indicators, sales price indicators, sales market indicators, expense indicators, financing indicators and intercompany transactions as required by ASC 830, "Foreign Currency Matters." Based on its analysis, including current operations and financing availability within Canada, the Company determined the functional currency for its Canadian operations to be the local currency. As a result, effective July 1, 2010, the assets and liabilities for the Canadian operations are translated at the exchange rate in effect at the balance sheet date and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders' equity as part of OCI.

The Company's remaining foreign operations' functional currency is the applicable local currency. Assets and liabilities for these foreign operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders' equity as part of OCI (See Note 18).

Derivative Instruments and Hedging Activities:    The Company recognizes all derivatives on the balance sheet at fair value. Derivatives not qualifying for hedge accounting are adjusted to fair value through income. Derivatives qualifying for cash flow hedge accounting are recognized in OCI until the hedged item is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly. Upon the filing of the Chapter 11 Petition and the Canadian Petition, the Predecessor Company's derivative instruments were effectively terminated. Termination values were calculated based on settlement value (See Note 10).

Transfers of Financial Assets:    Certain financial assets were transferred to variable interest entities where the Company is not the primary beneficiary. The assets and liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gains or losses on sale of financial assets depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are not available for retained interests, so the Company estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions (See Note 8).

Stock-Based Compensation:    The Company has stock-based employee compensation plans, including stock options and RSUs, which are recognized in the financial statements based on the fair values as of the grant date (See Note 17).

Earnings Per Share:    In accordance with ASC 260, "Earnings Per Share" ("ASC 260"), the Company uses the two-class method to compute basic and diluted earnings per share. ASC 260 addresses whether instruments granted in share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities, and as a result, included in the earnings allocation in computing earnings per share under the "two-class method." The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Successor Company's unvested RSUs are considered participating securities because they entitle holders to receive nonforfeitable dividends during the vesting term. In applying the two-class method, undistributed earnings are allocated between common shares and unvested RSUs (See Note 19).

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

Asset Retirement Obligations:    The Company accounts for asset retirement obligations in accordance with ASC 410, "Accounting for Asset Retirement and Environmental Obligations," which established accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Asset retirement obligations recorded consist primarily of landfill capping and closure and post-closure maintenance on the landfills. The Company has other asset retirement obligations upon closure of facilities, principally costs for the closure of wastewater treatment ponds and the removal of asbestos and chemicals, for which retirement obligations are not recorded because the fair value of the liability could not be reliably measured due to the uncertainty and timing of facility closures or demolition. These asset retirement obligations have indeterminate settlement dates because the period over which the Company may settle these obligations is unknown and cannot be estimated. The Company will recognize a liability when sufficient information is available to reasonably estimate its fair value (See Note 13).

Restructuring:    Costs associated with exit or disposal activities are generally recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan (See Note 3).

Employee Benefit Plans:    Under the provisions of ASC 715, "Compensation — Retirement Benefits" ("ASC 715"), the funded status of the Company's defined benefit pension plans and postretirement plans, measured as the difference between plan assets at fair value and the benefit obligations, is recorded as an asset or liability with the after-tax impact recorded to OCI based on an actuarial valuation as of the balance sheet date. Subsequent changes in the funded status of the plans are recognized in OCI in the year in which the changes occur (See Note 15).

Use of Estimates:    The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:    Certain reclassifications of prior year presentations have been made to conform to the 2010 presentation.

Recently Adopted Accounting Standards:    Effective January 1, 2010, the Company adopted the amendments to ASC 860, "Transfers and Servicing" ("ASC 860"). The amendments removed the concept of a qualifying special-purpose entity and the related impact on consolidation, thereby potentially requiring consolidation of such special-purpose entities previously excluded from the consolidated financial statements. The amendments to ASC 860 did not impact the Company's consolidated financial statements.

Effective January 1, 2010, the Company adopted the amendments to ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"). The amendments require new disclosures for transfers in and out of fair value hierarchy Levels 1 and 2 and activity within fair value hierarchy Level 3. The amendments also clarify existing disclosures regarding the disaggregation for each class of assets and liabilities, and the disclosures about inputs and valuation techniques. The amendments to ASC 820 did not have a material impact on the Company's consolidated financial statements.

3.     Restructuring Activities

The Company continues to review and evaluate various restructuring and other alternatives to streamline operations, improve efficiencies and reduce costs. These actions subject the Company to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, severance costs and other closing costs.

For the six months ended December 31, 2010, the Company closed two converting facilities and sold four previously closed facilities. In addition, the Company initiated a plan to reduce its selling and administrative costs, primarily through reductions in its workforce in these functions. The Company recorded restructuring charges of $25 million, primarily for severance and benefits related to the closure of these facilities and the reduction in its selling and administrative workforce. Restructuring charges included non-cash charges totaling $3 million of which $4 million was due to the acceleration of stock compensation expense from the reductions in workforce, offset by a $1 million non-qualified pension plan curtailment gain. The Company reduced its overall headcount by approximately 960 employees. The net sales of the closed converting facilities in 2010 prior to closure and for the years ended December 31, 2009 and 2008 were $53 million, $44 million, and $31 million, respectively. The majority of these net sales are expected to be transferred to other operating facilities.

For the six months ended June 30, 2010, the Company closed four converting facilities and sold five previously closed facilities. As a result of these closure activities and other ongoing initiatives, the Company reduced its headcount by approximately 900 employees. The Company recorded restructuring charges of $15 million, net of a $12 million gain related to the sale of previously closed facilities, of which $8 million resulted from the legal release of environmental liability obligations. Restructuring charges included non-cash charges of $11 million related to the acceleration of depreciation for converting equipment abandoned or taken out of service. The remaining charges of $16 million were for severance and benefits, lease commitments and facility closure costs. The net sales of these closed converting facilities in 2010 prior to closure and for the years ended December 31, 2009 and 2008 were $21 million, $97 million, and $125 million, respectively. The majority of these net sales are expected to be transferred to other operating facilities.

In 2009, the Company closed 11 converting facilities and permanently ceased production at the Ontonagon, Michigan medium mill and the Missoula, Montana linerboard mill. As a result of these closures and other ongoing initiatives, the Company reduced its headcount by approximately 2,350 employees. The Company recorded restructuring charges of $319 million, net of gains of $4 million from the sale of properties related to previously closed facilities. Restructuring charges included non-cash charges of $254 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for converting equipment expected to be abandoned or taken out of service. The remaining charges of $69 million were primarily for severance and benefits. The net sales of the closed converting facilities in 2009 prior to closure and for the year ended December 31, 2008 were $62 million and $217 million, respectively. The Ontonagon, Michigan medium mill had annual production capacity of 280,000 tons and the Missoula, Montana linerboard mill had annual production capacity of 620,000 tons.

In 2008, the Company closed eight converting facilities, announced the closure of two additional converting facilities and permanently ceased operations of its containerboard machine at the Snowflake, Arizona mill and production at the Pontiac pulp mill located in Portage-du-Fort, Quebec. As a result of these closures and other ongoing initiatives, the Company reduced its headcount by approximately 1,230 employees. The Company recorded restructuring charges of $67 million, net of a gain of $2 million from the sale of a previously closed facility. Restructuring charges included non-cash charges of $23 million related to the write-down of assets, primarily property, plant and equipment, to estimated net realizable values and the acceleration of depreciation for mill and converting equipment expected to be abandoned or taken out of service. The remaining charges of $46 million were primarily for severance and benefits. The net sales of the announced and closed converting facilities in 2008 prior to closure were $264 million. The Snowflake, Arizona containerboard machine had the capacity to produce 135,000 tons of medium annually. The Pontiac pulp mill had annual production capacity of 253,000 tons of northern bleached hardwood kraft paper-grade pulp, which was non-core to the Company's primary business.

The following is a summary of the restructuring liabilities, including the termination of employees and liabilities for environmental and lease commitments at the closed facilities.

	Write-down of Property, Equipment and Inventory to Net Realizable Value		Severance and Benefits	Lease Commitments	Facility Closure Costs	Other		Total
Balance at January 1, 2008 (Predecessor)	$		$6	$11	$11	$		$28
(Income) expense		23	34	2	10		(2)	67
Payments			(25)	(5)	(11)			(41)
Non-cash reduction		(23)						(23)
Net gain on sale of assets							2	2

Balance at December 31, 2008 (Predecessor)			15	8	10			33
(Income) expense		254	46	3	20		(4)	319
Payments			(27)	(3)	(11)			(41)
Non-cash reduction		(254)		(7)				(261)
Net gain on sale of assets							4	4

Balance at December 31, 2009 (Predecessor)			34	1	19			54
(Income) expense		11	7	4	5		(12)	15
Payments			(28)	(1)	(5)			(34)
Non-cash reduction		(11)	(3)		(8)			(22)
Net gain on sale of assets							12	12

Balance at June 30, 2010 (Successor)			10	4	11			25
(Income) expense			26	1	(2)			25
Payments			(15)	(1)	(4)			(20)
Non-cash reduction			(3)					(3)

Balance at December 31, 2010 (Successor)	$		$18	$4	$5	$		$27

The $3 million non-cash reduction to severance and benefits during the six months ended December 31, 2010 was due to $4 million acceleration of stock compensation expense from the reductions in workforce, offset by a $1 million non-qualified pension plan curtailment gain.

The $3 million non-cash reduction to severance and benefits during the six months ended June 30, 2010 is due to the Predecessor Company reclassification of multi-employer pension plan liabilities to liabilities subject to compromise.

The $7 million non-cash reduction to lease commitments in 2009 relates to the transfer of lease accruals to liabilities subject to compromise for unexpired leases on closed facilities rejected during the bankruptcy process (See Note 1).

Cash Requirements

Future cash outlays under the restructuring of operations are anticipated to be $26 million in 2011, insignificant amounts in 2012 and 2013, and $1 million thereafter.

4.     Alternative Energy Tax Credits

The U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer's trade or business through December 31, 2009, at which time the credit expired. In May 2009, the Company was notified that its registration as an alternative fuel mixer was approved by the Internal Revenue Service. The Company, subsequently, submitted refund claims of approximately $654 million for 2009 related to production at ten of its U.S. mills. The Company received refund claims of $595 million in 2009 and $59 million during the first quarter of 2010. During 2009, the Company recorded other operating income of $633 million, net of fees and expenses, in its consolidated statements of operations related to this matter. In March 2010, the Company recorded other operating income of $11 million relating to an adjustment of refund claims submitted in 2009. The Company expects to receive the $11 million refund claim during the first quarter of 2011.

5.     (Gain) Loss on Disposal of Assets

In September 2009, the Company completed the sale of its Canadian timberlands. The net proceeds from the sale of approximately $28 million were used to prepay a portion of the Canadian DIP Term Loan. (See Note 9). The Company recorded a pretax loss of $2 million.

6.     Calpine Corrugated LLC

In the first quarter of 2008, the Company recorded a charge of $22 million to fully reserve all amounts due from Calpine Corrugated LLC ("Calpine Corrugated"). Calpine Corrugated, formerly an independent corrugated container producer in Fresno, California for which the Company was the primary containerboard supplier, experienced start-up losses since it began operations in 2006.

On July 29, 2008, the Company acquired a 90 percent ownership interest in Calpine Corrugated. In conjunction with the acquisition, the Company guaranteed approximately $45 million of Calpine Corrugated's third party outstanding debt. There was no cash consideration paid. The transaction was accounted for as a purchase business combination and the results of operations of Calpine Corrugated are included in the consolidated statements of operations beginning July 29, 2008. The purchase price allocation completed in the fourth quarter of 2008 resulted in assets and liabilities of approximately $50 million, including approximately $45 million of debt. No goodwill was recorded for the transaction. The acquisition of Calpine Corrugated's operations enabled the Company to accelerate the optimization of its Northern California business unit and improve its position in the agricultural market segment.

Under the Plan of Reorganization, the Company acquired, with no additional cash consideration, the remaining 10 percent ownership interest in Calpine Corrugated, and as a result, Calpine Corrugated was merged with and into the Company upon emergence.

7.     Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consist of:

	Successor	Predecessor
	2010	2009
Land and land improvements	$285	$145
Buildings and leasehold improvements	484	593
Machinery, fixtures and equipment	3,683	5,205
Construction in progress	80	117

	4,532	6,060
Less accumulated depreciation	(158)	(2,979)

Net property, plant and equipment	$4,374	$3,081

Depreciation expense was $158 million, $167 million, $364 million and $351 million for the six months ended December 31, 2010 and June 30, 2010, and the years ended December 31, 2009 and 2008, respectively. Property, plant and equipment include capitalized leases of $6 million and $19 million and related accumulated amortization of an immaterial amount and $17 million at December 31, 2010 and 2009, respectively.

8.     Transfers of Financial Assets

On January 28, 2009, in conjunction with the filing of the Chapter 11 Petition and the Canadian Petition, the accounts receivable securitization programs were terminated and all outstanding receivables previously sold to the non-consolidated financing entities were repurchased with proceeds from borrowings under the DIP Credit Agreement (See Note 9). The repurchase of receivables of $385 million has been included in the cash flows from financing activities in the consolidated statement of cash flows in 2009.

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

Canadian Securitization Program

Prior to termination, the Company had a $70 million Canadian accounts receivable securitization program, whereby the Company sold, without recourse, on an ongoing basis, certain of its Canadian accounts receivable to a trust in which the Company held a variable interest, but was not the primary beneficiary. The Company had retained servicing responsibilities and a subordinated interest in future cash flows from the receivables. The Company received rights to future cash flows arising after the investors in the securitization trust had received the return for which they had contracted.

The Company recognized a loss on sales of receivables to the trust of $3 million in 2008 which was included in other, net in the consolidated statements of operations.

Timberland Sale and Note Monetization

The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. The Company received $225 million in cash, with the balance of $485 million in the form of installment notes. The Company entered into a program to monetize the installment notes receivable. The notes were sold without recourse to Timber Note Holdings LLC ("TNH"), a non-consolidated variable interest entity under the provisions of ASC 860, for $430 million cash proceeds and a residual interest in the notes. The transaction was accounted for as a sale under ASC 860. The cash proceeds from the sale and monetization transactions were used to prepay borrowings under the Predecessor Company's Credit Agreement. The residual interest was $21 million and $36 million at December 31, 2010 and 2009, respectively, and is included in other assets in the accompanying consolidated balance sheets. Cash flows received on the Company's retained interest in TNH were $1 million and $15 million for the six months ended December 31, 2010 and June 30, 2010, respectively, and $1 million for the year ended December 31, 2009. The key economic assumption used in measuring the residual interest at the date of monetization was the rate at which the residual cash flows were discounted (9%). At December 31, 2010, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which the residual cash flows were discounted (9%) was an insignificant amount and $1 million, respectively.

9.     Long-Term Debt

Long-term debt as of December 31 is as follows:

	Successor	Predecessor
	2010	2009
Secured Debt
Exit Credit Facilities
Term Loan Facility, net of unamortized original issue discount of $11 million (6.75% weighted average variable rate), repayable in equal quarterly installments of $3 million, with the balance payable at maturity on June 30, 2016	$1,183	$
ABL Revolving Facility, due June 30, 2014 2016
Predecessor Bank Credit Facilities
Tranche B Term Loan (2.5% weighted average variable rate), due in various installments through November 1, 2011			137
Tranche C Term Loan (2.5% weighted average variable rate), due in various installments through November 1, 2011			258
Tranche C-1 Term Loan (2.5% weighted average variable rate), due in various installments through November 1, 2011			78
SSCE revolving credit facility (2.9% weighted average variable rate), due November 1, 2009			512
SSC Canada revolving credit facility (3.1% weighted average variable rate), due November 1, 2009			198
Deposit Funded Drawn Letters of Credit (4.5% weighted average variable rate), due November 1, 2009			120

			1,303
Other Secured Debt
Other (including obligations under capitalized leases of $6 and $3)	11		51

Total secured debt, not subject to compromise	1,194		1,354
Unsecured Debt
Predecessor Senior Notes
8.375% unsecured senior notes, due July 1, 2012			400
8.25% unsecured senior notes, due October 1, 2012			700
7.50% unsecured senior notes, due June 1, 2013			300
7.375% unsecured senior notes, due July 15, 2014			200
8.00% unsecured senior notes, due March 15, 2017			675

			2,275
Predecessor Other Unsecured Debt
Fixed rate utility systems and pollution control revenue bonds (fixed rates ranging from 5.1% to 7.5%), payable in varying annual payments through 2027			164

Total unsecured debt, subject to compromise			2,439

Total debt	1,194		3,793
Less liabilities subject to compromise			(2,439)
Less current maturities	39		(1,354)

Total long-term debt	$1,155	$

The amounts of total debt outstanding at December 31, 2010 maturing during the next five years and thereafter are as follows:

2011	$39
2012	11
2013	11
2014	11
2015	11
Thereafter	1,111

The filing of the Chapter 11 Petition and the Canadian Petition constituted an event of default under the Company's debt obligations, and those debt obligations became automatically and immediately due and payable. Any efforts to enforce such payment obligations were stayed as a result of the filing of the Chapter 11 Petition and the Canadian Petition. Due to the filing of the bankruptcy petitions, the Company's unsecured long-term debt of $2,439 million was included in liabilities subject to compromise at December 31, 2009. Pursuant to the Plan of Reorganization, all of the existing secured debt of the Debtors was fully repaid with cash on the Effective Date and all of the outstanding unsecured debt was exchanged for Common Stock (See Note 1).

Successor Company

Exit Credit Facilities

Pursuant to the approval of the U.S. Court on February 22, 2010, the Company and certain of its subsidiaries entered into the Term Loan Facility that provides for an aggregate term loan commitment of $1,200 million. In addition, the Company entered into the ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche) on April 15, 2010. The ABL Revolving Facility includes a $150 million sub-limit for letters of credit.

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

On June 30, 2010, the Term Loan Facility was funded and borrowings became available under the ABL Revolving Facility. The proceeds of the borrowings under the Term Loan Facility of $1,200 million, together with available cash, were used to repay the Company's outstanding secured indebtedness under its pre-petition Credit Facility and pay remaining fees, costs and expenses related to and contemplated by the Exit Credit Facilities and the Plan of Reorganization. See Note 1, "Fresh Start Accounting," for sources and uses of funds. As of December 31, 2010, the Company had no borrowings under the ABL Revolving Facility and $1,194 million under the Term Loan Facility. Borrowings under the ABL Revolving Facility are available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes. As of December 31, 2010, the Company's borrowing base under the ABL Revolving Facility was $618 million and the amount available for borrowings after considering outstanding letters of credit was $534 million.

As of December 31, 2010, the Company also had available unrestricted cash and cash equivalents of $449 million primarily invested in money market funds at a variable interest rate of 0.13%.

The term loan (the "Term Loan") is repayable in equal quarterly installments of $3 million beginning on September 30, 2010, with the balance payable at maturity on June 30, 2016. Additionally, following the end of each fiscal year, varying percentages of the Company's Excess Cash Flows, as defined in the Term Loan Facility, based on certain agreed levels of secured leverage ratios, must be used to repay outstanding principal amounts under the Term Loan. As a result of Excess Cash Flows during the six months ended December 31, 2010, the Company is required to pay $23 million in March 2011 on the Term Loans. Subject to specified exceptions, the Term Loan Facility also requires the Company to use the net proceeds of asset sales and the net proceeds of the incurrence of indebtedness to repay outstanding borrowings under the Term Loan Facility.

The Term Loan bears interest at the Company's option at a rate equal to: (A) 3.75% plus the alternate base rate (the "Term Loan ABR") defined as the greater of: (i) the U.S. prime rate, (ii) the overnight federal funds rate plus 0.50%, or (iii) the one month adjusted LIBOR rate plus 1.0%, provided that the Term Loan ABR shall never be lower than 3.00% per annum, or (B) the adjusted LIBOR rate plus 4.75%, provided that the adjusted LIBOR rate shall never be lower than 2.00% per annum. The interest rate at December 31, 2010 was 6.75%

The ABL revolver loan (the "ABL Revolver") matures on June 30, 2014. The Company has the option to borrow at a rate equal to: (A) the base rate, defined as the greater of 2.50% plus:(i) the U.S. Prime Rate, (ii) the overnight federal funds rate plus 0.50% or (iii) LIBOR rate plus 1.0%, or (B) the LIBOR rate plus 3.50% for the first 90 days then 3.25% thereafter, which is the applicable margin as of December 31, 2010. The applicable margin can be adjusted in the future from 2.25% to a rate as high as 2.75% for base loans and 3.25% to a rate as high as 3.75% for LIBOR loans based on the average historical utilization under the ABL Revolving Facility. The Company will also pay either a 0.50% or 0.75% per annum unused commitment fee based on the average historical utilization under the ABL Revolving Facility. The ABL Revolving Facility borrowings are subject to a borrowing base derived from a formula based on certain eligible accounts receivable and inventory, less certain reserves.

Borrowings under the Exit Credit Facilities are guaranteed by the Company and certain of its subsidiaries, and are secured by first priority liens and second priority liens on substantially all its presently owned and hereafter acquired assets and those of each of its subsidiaries party to the Exit Credit Facilities, subject to certain exceptions and permitted liens.

The Exit Credit Facilities contain affirmative and negative covenants that impose restrictions on the Company's financial and business operations and those of certain of its subsidiaries, including their ability to incur indebtedness, incur liens, make investments, sell assets, pay dividends or make acquisitions. The Exit Credit Facilities contain events of default customary for financings of this type. At December 31, 2010, the Company was in compliance with its debt covenants.

Predecessor Company

Bank Credit Facilities

The Predecessor Company, as guarantor, and SSCE and its subsidiary, SSC Canada, as borrowers, entered into a credit agreement, as amended (the "Credit Agreement") on November 1, 2004. The Credit Agreement provided for (i) a revolving credit facility of $600 million to SSCE ("U.S. Revolver") and (ii) a revolving credit facility of $200 million to SSCE and SSC Canada ("SSC Canada Revolver"). Each of these revolving credit facilities matured on November 1, 2009. The Credit Agreement provided for a Tranche B term loan to SSCE in the aggregate principal amount of $975 million. The Credit Agreement also provided to SSC Canada a Tranche C term loan in the aggregate principal amount of $300 million and a Tranche C-1 term loan in the aggregate principal amount of $90 million. The term loans were payable in quarterly installments and were due to mature on November 1, 2011. The Company had the option to borrow at a rate equal to LIBOR plus 2.25% or ABR plus 1.25% for the term loan facilities and LIBOR plus 2.50% or ABR plus 1.50% for the revolving credit facilities (the "Applicable Rate").

During the year ended December 31, 2009, letters of credit in the amount of $71 million were drawn on to fund obligations principally related to non-qualified pension plans, commodity derivative instruments and a guarantee for a previously non-consolidated affiliate, which increased borrowings under the Company's U.S. Revolver and SSC Canada Revolver by $44 million and $27 million, respectively.

The Company's Credit Agreement provided for a deposit funded letter of credit facility, related to the variable rate industrial revenue bonds, for approximately $122 million that was due to mature on November 1, 2010. In February 2009, due to an event of default under the bond indentures, this credit facility was drawn on to fully repay the industrial revenue bonds in the aggregate principal amount of $120 million. A loss on the early extinguishment of debt of $20 million was recorded in 2009 to write-off the unamortized deferred debt issuance costs related to the industrial revenue bonds.

DIP Credit Agreement

In connection with filing the Chapter 11 Petition and the Canadian Petition and based on the approvals from the U.S. Court and the Canadian Court, the Company and certain affiliates entered into the DIP Credit Agreement on January 28, 2009.

The DIP Credit Agreement, as amended, provided for borrowings up to an aggregate committed amount of $750 million, consisting of a $400 million U.S. DIP Term Loan for borrowings by SSCE; a $35 million Canadian DIP Term Loan for borrowings by SSC Canada; a $250 million U.S. DIP Revolver for borrowings by SSCE and/or SSC Canada; and a $65 million Canadian DIP Revolver for borrowings by SSCE and/or SSC Canada.

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

Other Secured Debt

In conjunction with the acquisition of Calpine Corrugated in July 2008 (See Note 6), the Company guaranteed approximately $45 million of Calpine Corrugated's third party outstanding debt. The balance at December 31, 2009 primarily consisted of a $35 million term loan (4.24% weighted average variable rate) and a revolving credit facility (2.75% weighted average variable rate) with an outstanding balance of $9 million related to Calpine Corrugated operations.

Other

Interest costs capitalized on construction projects during the six months ended December 31, 2010 and June 30, 2010, and the years ended December 31, 2009 and 2008 totaled $3 million, $4 million, $9 million and $17 million, respectively. Interest payments on all debt instruments for the six months ended December 31, 2010 and June 30, 2010, and the years ended December 31, 2009 and 2008 were $46 million, $23 million, $103 million and $259 million, respectively.

10.   Derivative Instruments and Hedging Activities

Successor Company

During the six months ended December 31, 2010, the Company entered into foreign currency exchange derivative contracts to minimize the exposure to currency exchange rate fluctuations on a $255 million Canadian dollar denominated inter-company note established upon emergence between a U.S. subsidiary and a Canadian subsidiary, whereby the U.S subsidiary is the lender. The inter-company note matures on June 29, 2015 and the interest is payable quarterly. The derivative contracts are monthly or quarterly instruments with a notional amount equal to the inter-company note principal, plus accrued interest. The derivative contracts are marked-to-market through earnings on a monthly or quarterly basis.

For the six months ended December 31, 2010, the Company's U.S subsidiary recorded a $10 million foreign currency gain (net of tax) in other, net in the consolidated statements of operations related to the revaluation of the inter-company note. The Company recorded a $10 million loss (net of tax) in other, net in the consolidated statements of operations on the settlement of the derivative contracts. The Company recorded a $1 million loss (net of tax) in other, net in the consolidated statements of operations related to the change in fair value of the derivative contracts.

Predecessor Company

On January 26, 2009, the Chapter 11 Petition and the Canadian Petition effectively terminated all existing derivative instruments. Termination fair values were calculated based on the potential settlement value. The Company's termination value related to its remaining derivative liabilities was approximately $59 million. These derivative liabilities were stayed due to the filing of the Chapter 11 Petition and the Canadian Petition, at which time, these liabilities were adjusted through OCI for derivative instruments qualifying for hedge accounting and cost of goods sold for derivative instruments not qualifying for hedge accounting. Subsequently, the amounts adjusted through OCI were recorded in earnings during the period when the underlying transaction was recognized or when the underlying transaction was no longer expected to occur. As of June 30, 2010, all amounts in OCI were recognized through earnings. On June 30, 2010, the derivative contract termination liabilities of $59 million were paid in connection with the Company's emergence from its Chapter 11 and CCAA bankruptcy proceedings (See Note 1 — Fresh Start Accounting).

The Company's derivative instruments previously used for its hedging activities were designed as cash flow hedges and related to minimizing exposures to fluctuations in the price of commodities used in its operations, the movement in foreign currency exchange rates and the fluctuations in the interest rate on variable rate debt. All cash flows associated with the Company's derivative instruments were classified as operating activities in the consolidated statements of cash flows. The derivative instruments and hedging activities for all periods presented below relate to the Predecessor Company.

Commodity Derivative Instruments

The Company used derivative instruments, including fixed price swaps, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities, including fuel oil and diesel fuel. The objective was to fix the price of a portion of the Company's purchases of these commodities used in the manufacturing process. The changes in the market value of such derivative instruments historically offset the changes in the price of the hedged item.

For the six months ended June 30, 2010 and the year ended December 31, 2009, the Company reclassified an immaterial amount and a $27 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized.

For the year ended December 31, 2009, the Company recorded a $3 million gain (net of tax) in cost of goods sold related to the change in fair value, prior to the Petition Date, of certain commodity derivative instruments not qualifying for hedge accounting.

For the year ended December 31, 2009, the Company recorded a $3 million loss (net of tax) in cost of goods sold on commodity derivative instruments, settled prior to the Petition Date, not qualifying for hedge accounting.

Foreign Currency Derivative Instruments

The Company's principal foreign exchange exposure is the Canadian dollar. The Company used foreign currency derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.

For the year ended December 31, 2009, the Company reclassified a $6 million loss (net of tax) from OCI to cost of goods sold when the hedged items were recognized or no longer expected to occur.

Interest Rate Swap Contracts

The Company used interest rate swap contracts to manage interest rate exposure on $300 million of the Tranche B and Tranche C floating rate bank term debt which was paid on June 30, 2010 in connection with the Company's emergence from Chapter 11 and CCAA bankruptcy proceedings. The accounting for the cash flow impact of the swap contracts was recorded as an adjustment to interest expense each period.

For the six months ended June 30, 2010 and the year ended December 31, 2009, the Company reclassified a $1 million loss (net of tax) and a $4 million loss (net of tax), respectively, from OCI to interest expense when the hedged items were recognized.

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

2011	$52
2012	42
2013	34
2014	28
2015	25
Thereafter	110

Total minimum lease commitments	$291

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $54 million, $55 million, $119 million and $132 million for the six months ended December 31, 2010 and June 30, 2010, and the years ended December 31, 2009 and 2008, respectively.

12.   Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At December 31, 2010 and 2009, the maximum potential amount of future payments related to these guarantees was approximately $22 million and $25 million, respectively, and decreases ratably over the life of the contracts. In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

13.   Asset Retirement Obligations

The following table provides a reconciliation of the asset retirement obligations:

Balance at January 1, 2008 (Predecessor)	$11
Accretion expense	1

Balance at December 31, 2008 (Predecessor)	12
Accretion expense	1

Balance at December 31, 2009 (Predecessor)	13
Accretion expense

Balance at June 30, 2010 (Successor)	13
Accretion expense	1

Balance at December 31, 2010 (Successor)	$14

14.   Income Taxes

(Provision for) Benefit from Income Taxes

(Provision for) benefit from income taxes on income (loss) before income taxes is as follows:

		Predecessor
	Successor
				Year Ended December 31.
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010
				2009	2008
Current
Federal	$1	$		$26	$
State and local	(1)		(1)	(1)		(6)
Foreign	(3)		(1)	1		(5)

Total current (provision for) benefit from income taxes	(3)		(2)	26		(11)
Deferred
Federal	(69)		135			63
State and local	(2)		22	(1)		21
Foreign	(2)		44	(2)		104

Total deferred (provision for) benefit from income taxes	(73)		201	(3)		188

Total (provision for) benefit from income taxes	$(76)		$199	$23		$177

The Company's (provision for) benefit from income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) before income taxes as follows:

		Predecessor
	Successor
			Year Ended December 31.
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010
			2009	2008
Tax (provision) benefit at statutory U.S. income tax rate	$(67)	$(393)	$5	$1,048
Permanent differences and other items	(6)	244	333	(2)
State income taxes, net of federal income tax effect	(5)	6	38	9
Plan of reorganization	(1)	198
Foreign taxes	(1)		(7)	(37)
Valuation allowance	3	365	(343)
Non-deductibility of goodwill and other intangible assets impairment				(934)
Unrecognized tax benefits	1	(221)		82
Non-cash foreign currency exchange income (loss)			(3)	11

Total (provision for) benefit from income taxes	$(76)	$199	$23	$177

The components of income (loss) before income taxes are as follows:

		Predecessor
	Successor
			Year Ended December 31,
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010
			2009	2008
United States	$183	$$1,030	$61	$(2,421)
Foreign	7	95	(76)	(574)

Income (loss) before income taxes	$190	$1,125	$(15)	$(2,995)

Predecessor — Plan of Reorganization

The Company recorded a benefit from income taxes of $199 million for the six months ended June 30, 2010. This included a benefit from income taxes of $200 million related to the effects of the Plan of Reorganization and application of fresh start accounting, which included adjustments for valuation allowance ($427 million benefit), unrecognized tax benefits, primarily related to Canada ($37 million benefit), and cancellation of indebtedness and other plan effects ($264 million provision).

Certain debt obligations of the Company were discharged upon emergence from bankruptcy. Discharge of a debt obligation for an amount less than the adjusted issue price generally creates cancellation of indebtedness income ("CODI"), which must be included in taxable income. However, CODI is excluded from taxable income for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the court or pursuant to a plan of reorganization approved by the court. The Plan of Reorganization filed by the Company enabled it and its debtor subsidiaries to qualify for this bankruptcy exclusion rule. Based upon current projections, the CODI triggered by discharge of debt under the Plan of Reorganization did not create current taxable income, but reduced the Company's net operating losses ("NOLs") for the year of discharge and net operating loss carryforwards. None of the Company's other U.S. income tax attributes are expected to be reduced.

Pursuant to the Plan of Reorganization, the assets of all Canadian subsidiaries were sold to a new wholly-owned Canadian subsidiary for fair value. All pre-emergence Canadian subsidiaries will be liquidated in accordance with the Plan of Reorganization and all pre-emergence Canadian income tax attributes will be eliminated following their dissolution.

Due to the effects of the Plan of Reorganization, the Company concluded it is more likely than not that the majority of deferred income tax assets will be realized. Management considered the reversal of deferred tax liabilities in making this assessment. As a result, the Company recognized an income tax benefit for release of pre-emergence valuation allowance on its net deferred tax assets in the U.S. and Canada. At December 31, 2010, a valuation allowance remains in place related to certain state and foreign NOLs.

Pursuant to the Plan of Reorganization, the Company entered into an agreement with the Canada Revenue Agency and other provincial tax authorities that took effect upon the Company's emergence from bankruptcy. This agreement settled the open Canadian income tax matters through January 26, 2009. As a result of this agreement, the Company reported a $39 million net income tax benefit for the six months ended June 30, 2010 related to the final settlement of the Canadian tax claims and the release of the previously accrued unrecognized tax benefits related to the Canadian audit.

Based on the Company's current tax position that the alternative fuel mixture credits are not taxable, the Company increased the tax value of its NOL carryforwards by $258 million during the six months ended June 30, 2010. A reserve of $258 million was recorded related to this unrecognized tax benefit.

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

Deferred Tax Assets and Liabilities

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	Successor	Predecessor
	2010	2009
Deferred tax liabilities
Property, plant and equipment and timberland	$(1,098)	$(684)
Inventory	(84)	(42)
Timber installment sale	(56)	(93)
Other	(34)	(129)

Total deferred tax liabilities	(1,272)	(948)

Deferred tax assets
Employee benefit plans	462	537
Net operating loss, alternative minimum tax and tax credit carryforwards	347	676
Purchase accounting liabilities and restructuring	9	23
Other	31	117

Total deferred tax assets	849	1,353
Valuation allowance for deferred tax assets	(30)	(382)

Deferred tax assets, net of valuation allowance	819	971

Net deferred tax (liabilities) assets	$(453)	$23

At December 31, 2010, the Company had NOL carryforwards net of unrecognized tax benefits of $567 million for U.S. federal income tax purposes that expire from 2025 through 2029, with a tax value of $199 million. The Company had NOL carryforwards for state purposes which expire from 2017 to 2029 with a tax value of $57 million and state tax credits with a tax value of $4 million. The Company also had $50 million of other foreign NOL carryforwards with a tax value of $16 million. The Company had $68 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely. In addition, the Company had other tax carryforwards of $3 million at December 31, 2010. Deferred income taxes related to NOL carryforwards have been classified as noncurrent to reflect the expected utilization of the carryforwards.

At December 31, 2010 and 2009, the Company had a valuation allowance of $30 million and $382 million, respectively, for a portion of the deferred tax assets. The 2010 valuation allowance consists of $14 million for state NOLs and $16 million for other foreign NOLs.

Federal income taxes have not been provided on undistributed earnings of the Company's foreign subsidiaries during 2010, as the Company intends to indefinitely reinvest such earnings into its foreign subsidiaries. The amount of undistributed earnings for the Company's foreign subsidiaries was $9 million at December 31, 2010. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

At December 31, 2010, June 30, 2010, December 31, 2009, and December 31, 2008, the Company had $279 million, $263 million, $37 million and $38 million, respectively, of net unrecognized tax benefits. The primary differences between gross unrecognized tax benefits and net unrecognized tax benefits are associated with offsetting benefits in other jurisdictions related to transfer pricing and the U.S. federal tax benefit from state tax deductions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at January 1, 2008 (Predecessor)	$164
Additions for tax positions taken in prior years	12
Additions for tax positions taken in current year	1
Reductions relating to settlements with taxing authorities	(84)
Reductions relating to lapses of applicable statute of limitations	(8)
Foreign currency exchange gain on Canadian tax positions	(18)

Balance at December 31, 2008 (Predecessor)	67
Reductions based on tax positions taken in prior years	(4)
Additions for tax positions taken in current year	1
Reductions relating to settlements with taxing authorities	(6)
Foreign currency exchange gain on Canadian tax positions	8

Balance at December 31, 2009 (Predecessor)	66
Additions for tax positions taken in current period	273
Reductions related to reorganization and emergence from bankruptcy	(40)
Reductions related to settlements on tax positions	(20)

Balance at June 30, 2010 (Successor)	279
Additions for tax positions taken in current period	17
Reductions relating to settlements with taxing authorities	(1)

Balance at December 31, 2010 (Successor)	$295

For the years ended December 31, 2009 and 2008, interest expense of $3 million and $6 million, respectively, was recorded related to tax positions taken during the prior years. The interest was computed on the difference between the tax position recognized in accordance with ASC 740 and the amount previously taken or expected to be taken in the Company's tax returns, adjusted to reflect the impact of net operating loss and other tax carryforward items. During 2010 and 2009, no penalties were recorded related to current and prior year tax positions. At December 31, 2010, June 30, 2010, December 31, 2009, and December 31, 2008, zero, zero, $25 million, and $22 million, respectively, of interest and penalties were recognized in the consolidated balance sheet. With the exception of $12 million related to current year additions, all net unrecognized tax benefits, if recognized, would affect the Company's effective tax rate.

The U.S. federal statute of limitations is closed through 2006. There are currently no federal examinations in progress. In addition, the Company files tax returns in numerous states. The states' statutes of limitations are generally open for the same years as the federal statute of limitations.

The Company made income tax payments of $3 million, $2 million, $12 million and $55 million during the six months ended December 31, 2010 and June 30, 2010, and the years ended December 31, 2009 and 2008, respectively.

15.   Employee Benefit Plans

Defined Benefit Pension Plans

The Company sponsors noncontributory defined benefit pension plans for its U.S. employees and also sponsors noncontributory and contributory defined benefit pension plans for its Canadian employees. The Company's defined benefit pension plans cover substantially all hourly employees, as well as salaried employees hired prior to January 1, 2006. The U.S. and Canadian defined benefit pension plans for salaried employees were frozen effective January 1, 2009 and March 1, 2009, respectively.

The Company's pension plans' weighted-average asset allocations at December 31 by asset category are as follows:

	U.S. Plans		Canadian Plans
	Successor	Predecessor	Successor	Predecessor
	2010	2009	2010	2009
Cash equivalents	2%	4%	2%	1%
Debt securities	45%	42%	56%	49%
Equity securities	51%	52%	39%	46%
Real estate			3%	4%
Other	2%	2%

Total	100%	100%	100%	100%

The primary objective of the Company's investment policy is to provide eligible employees with scheduled pension benefits. The pension investments are structured to earn the highest risk adjusted rate of return on assets consistent with prudent investor standards identified in the Employee Retirement Income Security Act of 1974 for the U.S. plans and the Quebec Supplemental Pension Plans Act and other applicable legislation in Canada for the Canadian plans while maintaining a sufficient level of liquidity. Additionally, in recognition of the liability characteristics and contribution requirements of the U.S. plans and the cash management goals of the Company, the Company has adopted a strategy to reduce investment risks, which intends to decrease the volatility of pension plan funded status over time. The program targets specific levels of interest rate sensitivity, credit spread exposure, and asset allocation at specified funded status levels. As the funded status of the plan improves, the portfolio will shift to include a higher allocation of long-duration debt securities to better match the plan's changing liability characteristics. The Company anticipates this process will occur over several years and will be dependent upon market conditions and plan characteristics.

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

The fair values of the Company's pension plan assets, by asset category, are as follows:

	Successor
	December 31, 2010
	Level 1	Level 2	Level 3		Total
Cash equivalents	$5	$49	$		$54
Debt securities — Government	144	476			620
Debt securities — Corporate(a)		685			685
Equity securities — U.S.(b)	566	154			720
Equity securities — International(c)	57	504			561
Private equity				31	31
Real estate				24	24
Other		35			35

	$772	$1,903		$55	$2,730

	December 31, 2009
	Predecessor
	Level 1		Level 2	Level 3		Total
Cash equivalents	$		$72	$		$72
Debt securities — Government		82	338			420
Debt securities — Corporate(a)			649			649
Equity securities — U.S.(b)		575	98			673
Equity securities — International(c)		157	373			530
Private equity					39	39
Real estate					27	27
Other			31			31

		$814	$1,561		$66	$2,441

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

Equity Securities and Common/collective trusts

Common stocks are valued at the closing price reported on the major market on which the individual securities are traded. Such investments are classified within Level 1 of the valuation hierarchy. Common/collective trusts are valued using the net asset value ("NAV") provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The NAV is a quoted price in a market that is not active and classified within Level 2 of the valuation hierarchy.

Private Equity

Private equity is valued by deriving the Company pension plans' proportionate share of equity investment from audited financial statements from the previous calendar year updated with changes in value, withdrawals and contributions for the current year. These investments primarily consist of private equity investments that require significant judgment on the part of the general partner due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments. Such investments are classified within Level 3 of the valuation hierarchy.

The following table presents the changes in Level 3 pension plan assets:

	Private Equity	Real Estate	Total
Balance at January 1, 2009 (Predecessor)	$36	$27	$63
Actual returns on plan assets:
Relating to assets still held at December 31, 2009	(2)		(2)
Purchases, sales, and settlements	5		5

Balance at December 31, 2009 (Predecessor)	39	27	66
Actual returns on plan assets:
Relating to assets still held at June 30, 2010	1	(1)
Purchases, sales, and settlements		(2)	(2)

Balance at June 30, 2010 (Successor)	40	24	64
Actual returns on plan assets:
Relating to assets still held at December 31, 2010		1	1
Purchases, sales, and settlements	(9)	(1)	(10)

Balance at December 31, 2010 (Successor)	$31	$24	$55

In identifying the target asset allocation that would best meet the Company's investment policy, consideration is given to a number of factors including the various pension plans' demographic characteristics, the long-term nature of the liabilities, the sensitivity of the liabilities to interest rates and inflation, the long-term return expectations and risks associated with key asset classes as well as their return correlation with each other, diversification among asset classes and other practical considerations for investing in certain asset classes. The target asset allocation for the pension plans as of December 31, 2010 is as follows:

	U.S. Plans	Canadian Plans
Equity securities	51%	37%
Debt securities	45%	59%
Alternative asset classes	4%	4%

Postretirement Health Care and Life Insurance Benefits

The Company provides certain health care and life insurance benefits for all retired salaried and certain retired hourly employees, and for salaried and certain hourly employees who reached the age of 60 with ten years of service as of January 1, 2007.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") at December 31 are as follows:

	Successor	Predecessor
	2010	2009
U.S. Plans
Health care cost trend rate assumed for next year	9.75%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	4.50%
Year the rate reaches the ultimate trend rate	2030	2030
Canadian Plans
Health care cost trend rate assumed for next year	8.10%	7.80 - 9.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.70%	4.70 - 4.90%
Year the rate reaches the ultimate trend rate	2029	2029

The effect of a 1% change in the assumed health care cost trend rate would increase and decrease the APBO as of December 31, 2010 by $12 million and $11 million, respectively, and would increase and decrease the annual net periodic postretirement benefit cost for 2010 by an immaterial amount.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

Defined Benefit Pension Plans

		Predecessor
	Successor
			Year Ended December 31, 2009
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010
Change in benefit obligation:
Benefit obligation at beginning of period	$3,810	$3,570	$3,194
Service cost	20	15	26
Interest cost	100	106	205
Amendments	6	1	1
Settlements		(112)	(41)
Curtailments	(1)		(2)
Actuarial (gain) loss	(4)	358	280
Plan participants' contributions	1	1	3
Benefits paid and expected expenses	(119)	(116)	(218)
Foreign currency rate changes	62	(13)	122

Benefit obligation at end of period	$3,875	$3,810	$3,570

Change in plan assets:
Fair value of plan assets at beginning of period	$2,342	$2,441	$2,188
Actual return on plan assets	273	14	371
Settlements		(112)	(41)
Employer contributions	185	122	37
Plan participants' contributions	1	1	3
Benefits paid and expenses	(119)	(116)	(218)
Foreign currency rate changes	48	(8)	101

Fair value of plan assets at end of period	$2,730	$2,342	$2,441

Under-funded status:	$(1,145)	$(1,468)	$(1,129)

The under-funded status includes non-qualified pension liabilities of $13 million, $13 million and $109 million at December 31, 2010, June 30, 2010 and December 31, 2009, respectively.

Postretirement Plans

	Successor		Predecessor
	Six Months Ended December 31, 2010		Six Months Ended June 30, 2010		Year Ended December 31, 2009
Change in benefit obligation:
Benefit obligation at beginning of period		$188		$176		$163
Service cost		1		1		2
Interest cost		5		5		10
Amendments		(10)
Curtailments						(1)
Actuarial (gain) loss		(2)		13		10
Plan participants' contributions		4				8
Benefits paid and expected expenses		(10)		(6)		(22)
Foreign currency rate changes		3		(1)		6

Benefit obligation at end of period		$179		$188		$176

Change in plan assets:
Fair value of plan assets at beginning of period	$		$		$
Employer contributions		6		6		14
Plan participants' contributions		4				8
Benefits paid and expenses		(10)		(6)		(22)

Fair value of plan assets at end of period	$		$		$

Under-funded status:		$(179)		$(188)		$(176)

	Defined Benefit Pension Plans		Postretirement Plans
	Successor	Predecessor	Successor	Predecessor
	2010	2009	2010	2009
Amounts recognized in the balance sheet:
Current liabilities	$(11)	$(1)	$(13)	$(14)
Non-current liabilities	(1,134)	(1,128)	(166)	(162)

Net liability recognized in balance sheet	$(1,145)	$(1,129)	$(179)	$(176)

Reconciliation of amounts recognized in accumulated OCI to net liability recognized in balance sheet:
Prior service credit (cost)	$(7)	$(9)	$9	$22
Net actuarial gain (loss)	187	(1,093)	2	13

Accumulated other comprehensive income (loss)	180	(1,102)	11	35
Prepaid (unfunded accrued) benefit cost	(1,325)	18	(190)	(212)
Foreign currency remeasurement		(45)		1

Net liability recognized in balance sheet	$(1,145)	$(1,129)	$(179)	$(176)

	Successor	Predecessor
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010		Year Ended December 31, 2009
Defined Benefit Pension Plans
Change in accumulated OCI:
Accumulated other comprehensive income (loss) at beginning of period	$		$(1,102)	$(1,090)
Prior service cost arising during the period	(7)		(1)	(1)
Net gain (loss) arising during the period	187		(446)	(115)
Amortization of prior service cost			1	4
Amortization of net loss			48	100

Accumulated other comprehensive income (loss) at end of period	180		(1,500)	(1,102)
Fresh start accounting write-off of OCI losses			1,500

Accumulated other comprehensive income (loss)	$180	$		$(1,102)

Postretirement Plans
Change in accumulated OCI:
Accumulated other comprehensive income at beginning of period	$			$35	$53
Prior service credit arising during the period		10
Net (loss) gain arising during the period		2		(12)	(10)
Amortization of prior service credit		(1)		(2)	(4)
Amortization of net gain				(1)	(4)

Accumulated other comprehensive income (loss) at end of period		11		20	35
Fresh start accounting write-off of OCI gains				(20)

Accumulated other comprehensive income		$11	$		$35

	Defined Benefit Pension Plans		Postretirement Plans
	Successor	Predecessor	Successor	Predecessor
	2010	2009	2010	2009
Estimated amounts to be amortized from accumulated OCI over the next fiscal year:
Prior service credit (cost)	$(1)	$(2)	$1	$3
Net actuarial gain (loss)		(93)		2

Total	$(1)	$(95)	$1	$5

The accumulated benefit obligation for all defined benefit pension plans was $3,826 million and $3,522 million at December 31, 2010 and 2009, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,875 million, $3,824 million and $2,730 million, respectively, as of December 31, 2010 and $3,564 million, $3,516 million, and $2,434 million, respectively, as of December 31, 2009.

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $3,875 million and $2,730 million, respectively, as of December 31, 2010 and $3,564 million and $2,434 million, respectively, as of December 31, 2009.

The components of net pension expense for the defined benefit pension plans and the components of the postretirement benefit costs are as follows:

		Predecessor
	Successor
			Year Ended December 31,
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010
			2009	2008
Defined Benefit Pension Plans
Service cost	$20	$15	$26	$44
Interest cost	100	106	205	201
Expected return on plan assets	(92)	(105)	(201)	(245)
Amortization of prior service cost		1	2	3
Amortization of net loss		48	86	41
Curtailment (gain) loss	(1)		2	1
Settlement loss		1	11	2
Multi-employer plans	3	3	6	7
Multi-employer plan adjustment	4	3

Net periodic benefit cost	$34	$72	$137	$54

Postretirement Plans
Service cost	$1	$1	$2	$3
Interest cost	5	5	10	10
Amortization of prior service benefit		(2)	(3)	(3)
Amortization of net gain		(1)	(4)	(3)
Curtailment gain	(1)		(1)	(1)

Net periodic benefit cost	$5	$3	$4	$6

The defined benefit pension plans' curtailment gain in the six months ended December 31, 2010 is included as part of restructuring charges. The postretirement plans' curtailment gain in the six months ended December 31, 2010 is related to the negotiated buyout of hourly plan benefits. The settlement losses and the 2008 and 2009 curtailment (gains) losses are related to closed facilities and are included as part of restructuring charges (See Note 3).

The multi-employer plan adjustment for the six months ended December 31, 2010, includes a $4 million charge related to the withdrawal from a multi-employer pension plan through a collective bargaining agreement. The multi-employer plan adjustment for the six months ended June 30, 2010, includes a $3 million charge related to settlements of various multi-employer pension plans in connection with the Company's bankruptcy proceedings and is included in reorganization items in the consolidated statements of operations (See Note 1).

The weighted average assumptions used to determine the benefit obligations at December 31 are as follows:

	Defined Benefit Pension Plans		Postretirement Plans
	Successor	Predecessor	Successor	Predecessor
	2010	2009	2010	2009
U.S. Plans
Discount rate	5.30%	5.88%	5.13%	5.88%
Rate of compensation increase	3.03%	3.13%	N/A	N/A
Canadian Plans
Discount rate	5.21%	6.30%	5.22%	6.30%
Rate of compensation increase	3.20%	3.20%	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost are as follows:

	Successor	Predecessor
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Defined Benefit Pension Plans
U.S. Plans
Discount rate	5.31%	5.88%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.03%	3.13%	3.17%
Canadian Plans
Discount rate	5.23%	6.30%	7.45%
Expected long-term return on plan assets	6.30%	6.30%	7.50%
Rate of compensation increase	3.20%	3.20%	3.20%
Postretirement Plans
U.S. Plans
Discount rate	5.18%	5.88%	6.25%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A
Canadian Plans
Discount rate	5.23%	6.30%	7.45%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

The fundamental assumptions behind the expected rate of return are the cumulative effect of several estimates, including the anticipated yield on high quality debt securities, the equity risk premium earned by investing in equity securities over a long-term time horizon and active investment management. Effective January 1, 2011, based on adjustments to the future target asset allocation, the expected long-term rates of return for the U.S. plans were changed to 7.75%.

The Company expects to contribute approximately $109 million to its qualified defined benefit pension plans and $12 million to its postretirement plans in 2011. Projected pension contributions reflect that the Company has elected funding relief under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, and also reflect the Company's election of Canada's funding relief measures made in 2009 and 2010. The actual required amounts and timing of such future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets.

Expected Future Benefit Plan Payments

Expected future benefit plan payments to participants, which reflect expected future service, are as follows:

	Defined Benefit Pension Plans	Postretirement Plans
2011	$247	$12
2012	240	12
2013	244	13
2014	254	13
2015	253	13
2016 - 2020	1,323	70

Savings Plans

The Company sponsors savings plans covering substantially all salaried and certain hourly employees. The Company match is invested according to the employees' selected investment allocation. Effective January 1, 2009 for the salaried plan, the Company contributes an additional amount equal to 1% of each eligible employee's salary. In addition, the matching formula for the salaried plan was changed from 70% of the first 6% of an employee's deferral to 100% of the first 6% of an employee's deferral. The Company's expense for the savings plans totaled $10 million, $13 million, $25 million and $17 million for the six months ended December 31, 2010 and June 30, 2010, and years ended December 31, 2009 and 2008, respectively.

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act ("PPACA") was enacted, potentially impacting the Company's cost to provide healthcare benefits to its eligible active and retired employees. The PPACA has both short-term and long-term implications on benefit plan standards. Implementation of this legislation is planned to occur in phases, beginning in 2010, but to a greater extent with the 2011 benefit plan year and extending through 2018.

The Company has analyzed this legislation to determine the impact of the required plan standard changes on its employee healthcare plans and the resulting costs. The Company does not expect this legislation to have a material impact on the Company's consolidated financial statements through 2013.

16.   Preferred Stock

Successor Company

Under the Plan of Reorganization, Reorganized Smurfit-Stone was authorized to issue 10,000,000 shares of Preferred Stock, par value $.001 per share. The Board of Directors is authorized to provide for the issuance of all or any shares of the Preferred Stock in one or more classes or series, to fix for each class or series such voting powers, and other distinctive designations, and limitations, including, but not limited to, redemption, dividend, and convertibility features. None of the Preferred Stock was issued or outstanding as of December 31, 2010.

Predecessor Company

At December 31, 2009, the Company had approximately 4.6 million shares of preferred stock issued and outstanding. Under the Plan of Reorganization, holders of the Company's preferred stock received a pro-rata distribution of 2,172,166 shares of Successor common stock. All shares of the preferred stock of the Predecessor Company were cancelled on the Effective Date.

The holders of the Predecessor Company's preferred stock were entitled to cumulative dividends of $0.4375 per quarter, payable in cash except in certain circumstances. No preferred stock dividends were declared or paid during the six months ended June 30, 2010 or during 2009 as the Company was prohibited from paying future dividends under the DIP Credit Agreement. Preferred stock dividends in arrears were $13 million at the Effective Date and $9 million at December 31, 2009. Under the Plan of Reorganization, dividends on preferred stock were not an allowed claim.

Preferred stock dividends of $8 million were paid during 2008. Preferred stock accretion of $3 million in 2009 and $4 million in 2008, respectively, was charged to stockholders' equity. The Preferred Stock dividends in arrears since the Petition Date are presented in the Predecessor consolidated statements of operations only to reflect preferred stockholders' rights to dividends over common stockholders and are not reflected in the Preferred Stock value in the December 31, 2009 consolidated balance sheet.

17.   Stock-Based Compensation

Successor Plan

As of the Effective Date, Reorganized Smurfit-Stone adopted the Equity Incentive Plan, pursuant to which, among other things, it reserved for issuance 8,695,652 shares of common stock representing eight percent of the fully diluted Successor common stock. In accordance with the terms of the Equity Incentive Plan, 2,895,909 non-qualified stock options and 914,498 RSUs were granted to executive officers and other key employees of Reorganized Smurfit-Stone on the Effective Date. The stock options are exercisable at a price equal to the average of the closing transaction prices of a share of Successor common stock as reported on the New York Stock Exchange for the 30-day period commencing July 1, 2010 through July 30, 2010. The vesting schedule and other terms and conditions of options granted under the plan are established separately for each grant. The options expire no later than seven years from the date of grant.

Generally options vest over three years in equal amounts on the anniversary of the grant date. The grants allow for immediate vesting and exercisability in the event of retirement. The 2010 grants under the Equity Incentive Plan contain change in control provisions which provide for immediate vesting and exercisability in the event that specific ownership conditions are met within six months of termination date.

The Company elected to use the Black-Scholes valuation method for stock option grants issued in 2010 under the Equity Incentive Plan, as it provided a better estimate of fair value because historical patterns for the Successor Company's common stock have not yet been established, as required for the assumptions used by the lattice model. The assumptions used in determining the fair value of the stock-based awards using the Black-Scholes pricing model during the six months ended December 31, 2010 are as follows:

Weighted-average volatility	53.32%
Weighted-average risk-free interest rate	1.51%
Weighted-average dividend yield	0.00%
Weighted-average expected life in years	4.5

Expected volatility was based on the average volatility of a group of peer companies using daily closing prices for the historical period commensurate with the expected stock option term. The risk-free interest rate was based on U.S. Treasury zero-coupon issues at the time of grant. The dividend yield on the Company's common stock is assumed to be zero since the Company has no current plans to pay dividends. The expected life is based on the average of the vesting period and the full contractual term.

Predecessor Plans

Upon emergence, all common stock and outstanding common stock equivalents, including stock options and RSUs of the Predecessor Company were cancelled in accordance with the Plan of Reorganization.

The Predecessor Company had stock options and RSUs outstanding under several long-term incentive plans. The 1998 Long-Term Incentive Plan (the "1998 Plan") and the 2004 Long-Term Incentive Plan (the "2004 Plan") had reserved 16.5 million and 12.5 million shares, respectively, of Predecessor Company common stock for non-qualified stock options, RSUs and performance-based stock options to officers, key employees and non-employee directors of the Predecessor Company. The stock options were exercisable at a price equal to the fair market value of the Predecessor's Company's stock on the date of grant. The vesting schedule and other terms and conditions of options granted under each plan were established separately for each grant. The options expired no later than seven to ten years from the date of grant.

Certain grants under the 1998 Plan and the 2004 Plan contained change in control provisions which provided for immediate vesting and exercisability in the event that specific ownership conditions were met. Grants issued before December 31, 2005 allowed for immediate vesting and exercisability in the event of retirement. For grants issued after December 31, 2005, unvested awards did not vest upon retirement. Vested options remained exercisable until the earlier of five years from retirement or ten years from the initial grant date.

The Predecessor Company used a lattice option pricing model to estimate the fair value of stock options as it more fully reflected the substantive characteristics of the Predecessor Company's stock-based compensation. The lattice option pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior. Expected volatility was based on historical volatility on the Company's common stock and current implied volatilities from traded options on the Company's common stock. The risk-free interest rate was based on U.S. Treasury security yields at the time of grant. The dividend yield on the Company's common stock was assumed to be zero since the Company has not paid dividends and had no current plans to do so in the future. The expected life was determined from the lattice option pricing model. The lattice option pricing model incorporated exercise and post-vesting forfeiture assumptions based on analysis of historical data.

The following table provides the assumptions used in determining the fair value of the stock-based awards using a lattice option pricing model for the year ended December 31, 2008. There were no stock-based awards granted during the six months ended June 30, 2010 or the year ended December 31, 2009.

Weighted-average volatility	36.84%
Weighted-average risk-free interest rate	3.36%
Weighted-average dividend yield	0.00%
Weighted-average expected life in years	6

Stock-Based Compensation Costs

Total pretax stock-based compensation costs recognized in selling and administrative expenses in the consolidated statements of operations for the six months ended December 31, 2010 and June 30 2010, and the years ended December 31, 2009 and 2008 were $10 million, $2 million, $9 million and $3 million, respectively. The related tax benefit for the six months ended December 31, 2010 and June 30 2010, and the years ended December 31, 2009 and 2008 was $4 million, zero, $3 million and $1 million, respectively.

During the six months ended December 31, 2010, the Company recognized $4 million of stock compensation charges in restructuring expense due to the acceleration of awards related to the reductions in workforce (See Note 3).

During 2008, the Company reversed stock compensation expense of $13 million related to performance-based stock options granted in 2006 and 2007 as the vesting requirements were no longer attainable.

At December 31, 2010, the compensation cost related to Successor Company non-vested awards not yet recognized was approximately $24 million. This amount will be recognized through June 30, 2013, with a weighted-average expense period of approximately two years.

Stock Options

Additional information relating to stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Predecessor
Outstanding at January 1, 2008	17,061,125	$14.00
Granted	2,406,500	6.36
Exercised
Cancelled	(4,086,431)	13.03

Outstanding at December 31, 2008	15,381,194	13.06
Granted
Exercised
Cancelled	(4,862,038)	13.21

Outstanding at December 31, 2009	10,519,156	12.99
Granted
Exercised
Cancelled	(10,519,156)	12.99

Outstanding at June 30, 2010	–
Successor
Granted	2,895,909	20.74
Exercised
Cancelled	(8,968)	20.74

Outstanding at December 31, 2010	2,886,941	20.74	6.5
Exercisable at December 31, 2010	413,051	$20.74	6.5

The weighted-average grant date fair value of stock options granted during the six months ended December 31, 2010 was $9.40. The weighted-average grant date fair value of stock options granted during 2008 was $2.24.

The total intrinsic value of stock options exercised was zero for the six months ended December 31, 2010 and June 30, 2010, and the years ended December 31, 2009 and 2008.

The aggregate intrinsic value of stock options exercisable at December 31, 2010 was $2 million. The aggregate intrinsic value represents the total pretax intrinsic value based on options with an exercise price less than the Company's closing stock price as of December 31, 2010, which would have been received by the option holders had those option holders exercised their options as of that date.

RSUs

Successor

The Company issues non-vested RSUs under the Equity Incentive Plan to certain employees. Non-employee directors are awarded non-vested RSUs on a quarterly basis as part of their director compensation, which vest over one year. Employee non-vested RSUs vest at the earlier of a change in control, death, disability, retirement or one-third annually on the anniversary of the award date. The RSUs are non-transferable, do not have voting rights and entitle holders to receive nonforfeitable dividends during the vesting term.

Predecessor

Through December 31, 2008, the Company issued RSUs to pay a portion of employee bonuses under its annual management incentive plan. These RSUs vested immediately, but were not distributed to active employees until the third anniversary of the award date. Through December 31, 2008, the Company paid a premium on the employee bonuses in the form of RSUs ("Premium RSUs") to certain employees. The Company also issued non-vested RSUs under the 2004 Plan to certain employees. Non-employee directors were also annually awarded non-vested RSUs as part of their director compensation. These non-vested RSUs and Premium RSUs vested at the earlier of a change in control, death, disability or three years after the award date. The RSUs were non-transferable and did not have voting rights.

Additional information relating to RSUs is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Vested RSUs
Predecessor
Outstanding vested RSUs at January 1, 2008	716,625	$12.84
Granted	426,777	7.92
Converted	(680,906)	13.34
Transfer from non-vested	452,780	13.10

Outstanding vested RSUs at December 31, 2008	915,276	10.31
Granted
Converted	(580,808)	11.51
Cancelled	(99,716)	13.05
Transfer from non-vested	492,103	11.76

Outstanding vested RSUs at December 31, 2009	726,855	9.95
Granted
Converted	(539,788)	11.75
Cancelled	(511,987)	9.61
Transfer from non-vested	324,920	12.38

Outstanding vested RSUs at June 30, 2010	–
Successor
Granted	43,982	23.52
Converted	(1,038)	23.52
Cancelled
Transfer from non-vested	121,302	23.52

Outstanding vested RSUs at December 31, 2010	164,246	$23.52

	RSUs	Weighted Average Grant Date Fair Value
Non-Vested RSUs
Predecessor
Outstanding non-vested RSUs at January 1, 2008	1,898,222	$12.55
Granted	581,826	7.98
Forfeited	(116,974)	11.48
Transfer to vested	(452,780)	13.10

Outstanding non-vested RSUs at December 31, 2008	1,910,294	11.10
Granted
Forfeited	(245,333)	12.30
Transfer to vested	(492,103)	11.76

Outstanding non-vested RSUs at December 31, 2009	1,172,858	10.57
Granted
Forfeited	(847,938)	9.87
Transfer to vested	(324,920)	12.38

Outstanding non-vested RSUs at June 30, 2010	–
Successor
Granted	960,043	23.30
Forfeited	(2,832)	23.52
Transfer to vested	(121,302)	23.52

Outstanding non-vested RSUs at December 31, 2010	835,909	23.19

Total outstanding RSUs at December 31, 2010	1,000,155	$23.26

18.   Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of tax is as follows:

	Foreign Currency Translation Adjustments		Employee Benefit Plans Liability Adjustments	Deferred Hedge Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2008 (Predecessor)	$		$(250)	$(3)	$(253)
Net changes in fair value of hedging transactions				(42)	(42)
Net loss reclassified into earnings				8	8
Current period change		(6)	(426)		(432)
Net deferred employee benefit plan expense reclassified into earnings			25		25

Balance at December 31, 2008 (Predecessor)		(6)	(651)	(37)	(694)
Net changes in fair value of hedging transactions				(1)	(1)
Net loss reclassified into earnings				37	37
Current period change		3	(85)		(82)
Net deferred employee benefit plan expense reclassified into earnings			61		61

Balance at December 31, 2009 (Predecessor)		(3)	(675)	(1)	(679)
Net loss reclassified into earnings				1	1
Net deferred employee benefit plan expense reclassified into earnings			46		46
Fresh start accounting adjustment		3	629		632

Balance at June 30, 2010 (Successor)		–	–	–	–
Current period change		8	123		131

Balance at December 31, 2010 (Successor)		$8	$123	$–	$131

19.   Earnings Per Share

As discussed in Note 1, "Bankruptcy Proceedings", Predecessor Company preferred and common stock were cancelled as a result of the Company's emergence from Chapter 11 and CCAA bankruptcy proceedings on the Effective Date. The Successor Company common stock was issued on June 30, 2010. As such, the earnings per share information for the Predecessor Company is not meaningful to stockholders of the Successor Company's common shares, or to potential investors in such common shares.

The following table sets forth the computation of basic and diluted earnings per share:

	Successor	Predecessor
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2010	2010	2009	2008
Numerator:
Income (loss) from continuing operations	$114	$1,324	$8	$(2,818)
Preferred stock dividends and accretion		(4)	(11)	(12)

Net income (loss) from continuing operations attributable to common stockholders before allocation of earnings to participating securities	114	1,320	(3)	(2,830)
Earnings allocated to participating securities	(1)

Income (loss) from continuing operations attributable to common stockholders	113	1,320	(3)	(2,830)
Effect of dilutive securities: Preferred stock dividends		4

Net income (loss) from continuing operations attributable to common stockholders and assumed conversion	$113	$1,324	$(3)	$(2,830)
Denominator:
Denominator for basic earnings per share — weighted average shares	100	258	257	257
Effect of dilutive securities: Preferred stock		3

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	100	261	257	257

Basic earnings per share from continuing operations	$1.13	$5.12	$(.01)	$(11.01)

Diluted earnings per share from continuing operations	$1.13	$5.07	$(.01)	$(11.01)

Total weighted average shares of 100 million for the Successor Company include reserved, but unissued shares of approximately 8 million. These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Plan of Reorganization and Confirmation Order.

Successor Company employee stock options and non-vested RSUs were included in the diluted earnings per share for the six months ended December 31, 2010, however the dilutive impact was immaterial.

Convertible preferred stock to acquire three million shares of common stock with an effect of $11 million and $12 million on net income (loss) from continuing operations attributable to common stockholders for 2009 and 2008, respectively, is excluded from the Predecessor Company diluted earnings per share computation because they were antidilutive. Predecessor Company employee stock options and non-vested RSUs were excluded from the diluted earnings per share for the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008 because they were antidilutive.

20.   Goodwill and Other Intangible Assets

Successor Company

Goodwill

As a result of adopting fresh start accounting upon emergence, the Company recorded goodwill of $93 million which represents the excess of reorganization value over amounts assigned to the other assets. Goodwill allocated to the Company's Canadian operations is adjusted quarterly to record the effect of currency translation adjustments (See Note 1). As of December 31, 2010, the carrying amount of goodwill is $100 million, including $7 million of currency translation adjustments.

Other Intangible Assets

Additionally, in connection with adopting fresh start accounting, the Company identified the following intangible assets to be valued based upon a third party valuation: (i) trade name, (ii) proprietary technology and (iii) non-compete agreements (See Note 1). The Company's trade name was valued at $56 million and assigned an indefinite life. The Company's proprietary technology and non-compete agreements were valued at $16 million and $5 million, respectively, with definite lives of 8 years and 2 years, respectively.

The following table provides a reconciliation of other intangible assets:

	Definite Life	Indefinite Life	Total
Balance at June 30, 2010	$21	$56	$77
Amortization	(2)		(2)

Balance at December 31, 2010	$19	$56	$75

The weighted-average amortization period of the definite life intangible assets is 6 years.

The estimated amortization expense for the definite life assets is as follows:

2011	$5
2012	3
2013	2
2014	2
2015	2
Thereafter	5

Total	$19

The Company has completed the required annual impairment tests of goodwill and other intangible assets for 2010 and determined there to be no impairment.

Predecessor Company

In the fourth quarter of 2008, as the result of the significant decline in value of the Company's equity securities and debt instruments and the downward pressure placed on earnings by the weakening U.S. economy, the Company determined that goodwill and other intangible assets were potentially impaired.

The Company engaged a third-party to assist with its impairment review. As outlined in ASC 350, the amount of the goodwill impairment, if any, is measured by comparing the implied fair value of goodwill to its book value, or carrying amount. The third-party valuation report as of December 31, 2008, indicated that the carrying amount of goodwill was fully impaired based on declines in current and projected operating results and cash flows due the current economic conditions. At December 31, 2008, the Company recognized an impairment charge of $2,723 million, net of an income tax benefit of

$4 million, which eliminated all goodwill. The goodwill consisted primarily of amounts recorded in connection with the Company's merger with Stone Container Corporation in November 1998.

In addition, the Company also determined that the carrying values of its other intangible assets were fully impaired. The other intangible assets at December 31, 2008 consisted of definite life customer relationships of $22 million and $12 million of an indefinite life trade name, which were primarily recorded in connection with the Company's acquisition of the remaining 50% ownership in Smurfit-MBI in 2003. As a result, the Company recognized a pretax impairment charge on other intangible assets of $34 million in the fourth quarter of 2008.

There were no goodwill and other intangible assets acquired during 2009. As a result, the goodwill and intangible asset balances were zero at December 31, 2009.

21.   Related Party Transactions

Transactions with Non-consolidated Affiliates

The Company sold paperboard, market pulp and fiber to and purchased containerboard and kraft paper from various non-consolidated affiliates on terms generally similar to those prevailing with unrelated parties. The following table summarizes the Company's related party transactions with its non-consolidated affiliates for each period presented:

	Successor	Predecessor
	Six Months Ended December 31,	Six Months Ended June 30,	Year Ended December 31,
	2010	2010	2009	2008
Product sales	$52	$43	$65	$85
Product and raw material purchases	22	25	40	57
Trade receivables at December 31	10		6	7
Notes receivable at December 31	1		1
Trade payables at December 31	2		6	7

Other Transactions

Successor

James J. O'Connor, a member of the Company's Board of Directors, is a member of the Board of Directors of Armstrong World Industries, Inc. ("Armstrong"). The Company sold products to Armstrong for $1 million during the six months ended December 31, 2010. All such sales were made on an arm's-length basis.

Patrick J. Moore, Chief Executive Officer and a member of the Company's Board of Directors, is a member of the Board of Directors of Archer Daniels Midland Company ("ADM"). ADM sold the Company $5 million of supplies used in mill operations during the six months ended December 31, 2010. The Company sold products to ADM of $2 million during the six months ended December 31, 2010. All such sales were made on an arm's-length basis.

Eugene I. Davis, a member of the Company's Board of Directors, is a member of the Board of Directors of Spectrum Brands Inc. ("Spectrum"). The Company sold products to Spectrum for $4 million during the six months ended December 31, 2010. All such sales were made on an arm's-length basis.

Terrell K. Crews, a member of the Company's Board of Directors, is a member of the Board of Directors of Hormel Foods Corporation ("Hormel"). The Company sold products to Hormel for $7 million during the six months ended December 31, 2010. All such sales were made on an arm's-length basis.

Predecessor

William D. Smithburg, a former member of the Predecessor Company's Board of Directors, is a member of the Board of Directors of Barry-Wehmiller Companies, Inc. ("Barry-Wehmiller") and the Board of Directors of Abbott Laboratories, ("Abbott"). Barry-Wehmiller sold the Predecessor Company equipment for $6 million, $15 million and $28 million during the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008, respectively. The Predecessor Company sold products to Abbott for $1 million, $4 million and $5 million during the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008, respectively. All such sales were made on an arm's-length basis.

James J. O'Connor was also a member of the Predecessor Company's Board of Directors. The Predecessor Company sold products to Armstrong for $1 million, $3 million and $4 million during the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008, respectively. All such sales were made on an arm's-length basis.

Patrick J. Moore, Chief Executive Officer and a former Chairman of the Predecessor Company's Board of Directors. ADM sold the Predecessor Company $7 million, $12 million and $16 million of supplies used in mill operations during the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008, respectively. The Predecessor Company sold products to ADM of $1 million, $3 million and $5 million during the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008, respectively. All such sales were made on an arm's-length basis.

22.   Fair Value Measurements

Certain financial assets and liabilities are recorded at fair value on a recurring basis, including derivative instruments prior to termination (See Note 10) and the Company's residual interest in TNH (See Note 8).

As discussed in Note 1, "Bankruptcy Proceedings — Fresh Start Accounting", all of the Company's assets and liabilities were fair valued as of June 30, 2010 in connection with the Company's adoption of fresh start accounting. The gains and losses related to these fair value adjustments were recorded in the statements of operations of the Predecessor Company.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy for inputs is broken down into three levels based on their reliability as follows:

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

  Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The Company's assets and liabilities utilizing Level 3 inputs include the residual interest in the TNH investment. The fair value of the residual interest in the TNH investment is estimated using discounted residual cash flows.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the level of input to the valuations.

	Successor
	December 31, 2010
	Level 1	Level 2	Level 3	Total
Residual interest in TNH investment	$	$	$21	$21

The following table presents the changes in Level 3 assets (liabilities) measured at fair value on a recurring basis for the six months ended December 31, 2010 and June 30, 2010:

Residual Interest in TNH Investment
Balance at January 1, 2010 (Predecessor)	$36
Dividend received	(15)

Balance at June 30, 2010 (Successor)	21
Dividend received	(1)
Realized gains	1

Balance at December 31, 2010 (Successor)	$21

Financial Instruments Not Measured At Fair Value

Some of the Company's financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The carrying amount of cost method investments of $12 million, included in other assets in the consolidated balance sheet at December 31, 2010, approximates fair value.

Prior to emergence, the Predecessor Company's borrowings were recorded at historical amounts. On the Effective Date, the Successor Company's debt was adjusted to fair value of $1,194 million, net of original issue discount of $12 million, using quoted market prices which is consistent with par value (Level 1) (See Note 1, "Bankruptcy Proceedings — Fresh Start Accounting"). The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2010, the carrying value and fair value of the Successor Company's borrowings were $1,194 million and $1,212 million, respectively. At December 31, 2009, the carrying value and fair value of the Predecessor Company's secured borrowings were $1,354 million and $1,347 million, respectively. At December 31, 2009, the carrying value and the fair value of the Predecessor Company's unsecured borrowings, included in liabilities subject to compromise, were $2,439 and $2,172, respectively.

23.   Contingencies

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of these environmental requirements, environmental permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for remediation at certain owned and formerly owned facilities, as well as response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. The Company matters relating to the third party PRP sites and certain formerly owned facilities have been or will be satisfied claims in the Company's bankruptcy proceedings. As of December 31, 2010, the Company had approximately $8 million reserved for environmental liabilities, of which $4 million is included in other long-term liabilities and $4 million in other current liabilities in the consolidated balance sheets. The Company believes the liability for these matters was adequately reserved at December 31, 2010.

In May 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against the four individual committee members of the Administrative Committee ("Administrative Committee") of the Company's savings plans (the "Savings Plans") and Patrick Moore, the Company's Chief Executive Officer (together, the "Defendants"). During the first quarter of 2010, two additional Employee Retirement Income Security Act ("ERISA") class action lawsuits were filed in the United States District Court for the Western District of Missouri and one in the United States District Court for the District of Delaware. The defendants in these cases are the individual committee members of the Administrative Committee, several other of the Company's current and former executives and the individual members of the Predecessor Company's Board of Directors. The suits were consolidated into one matter in January 2011 in the Northern District of Illinois. The consolidated complaint alleges certain ERISA violations between January 1, 2008 and January 26, 2009. The plaintiffs brought the complaint on behalf of themselves and a class of similarly situated participants and beneficiaries of four of the Company's Savings Plans. The plaintiffs assert that the Defendants breached their fiduciary duties to the Savings Plans' participants and beneficiaries by allegedly making imprudent investments with the Savings Plans' assets, making misrepresentations and failing to disclose material adverse facts concerning the Company's business conditions, debt management and viability, and not taking appropriate action to protect the Savings Plans' assets. Even though the Company is not a named defendant in the case, management believes that any indemnification obligations to the Defendants would be covered by applicable insurance.

In September 2010, four putative class action complaints (the "Complaints") were filed in the United States District Court for the Northern District of Illinois against the Company and several other paper and packaging companies (collectively referred to as the "Class Action Defendants"). The Complaints allege that the Company and the Class Action Defendants engaged in anti-competitive activities and violation of antitrust laws by reaching agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products. The Complaints seek an unspecified amount of damages arising from the sale of corrugated products from 2005 to the date the lawsuit was filed. A consolidated complaint was filed on November 8, 2010 by the Complainants which contains allegations that limit Smurfit-Stone's liability to conduct that arose subsequent to the bankruptcy Effective Date. Given the limited time period for potential liability, the Company believes the resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Four complaints on behalf of the same putative class of the Company's stockholders have been filed in the Circuit Court for Cook County, Illinois challenging the Merger Agreement ("Merger Agreement"): (i) Gold v. Smurfit-Stone Container Corp.; (ii) Roseman v. Smurfit-Stone Container Corp.; (iii) Findley v. Smurfit-Stone Container Corp.; and (iv) Czech v. Smurfit-Stone Container Corp. (collectively, the "Illinois Complaints"). The Illinois Complaints were filed against the Company, Rock-Tenn Company ("Rock-Tenn") and its merger subsidiary, and the individual members of the Company's Board of Directors (the "Merger Defendants"). The Illinois Complaints allege that the Company's directors breached fiduciary duties in considering and entering into the Merger Agreement, and that the Company, Rock-Tenn and its merger subsidiary aided and abetted such breaches. The Illinois Complaints seek equitable relief, including an injunction prohibiting consummation of the Merger Agreement and imposition of a constructive trust. On February 4, 2011, plaintiffs moved for consolidation of the Illinois Complaints, and on February 10, 2011, all four complaints were consolidated under Gold v. Smurfit-Stone Container Corp., et al.

On February 2, 2011, a putative class action complaint asserting substantially similar claims was filed against the same Merger Defendants in the Delaware Court of Chancery under the caption of Marks v. Smurfit-Stone Container Corp. (the "Delaware Complaint"). The Delaware Complaint also seeks equitable relief, including an injunction prohibiting consummation of the Merger Agreement and an accounting for alleged damages. On February 7, 2011, the plaintiff served a request for production of documents directed to all Merger Defendants. On February 8, 2011, the plaintiff moved for expedited proceedings and a preliminary injunction prohibiting consummation of the Merger Agreement.

The Company believes the Illinois Complaints and Delaware Complaint are without merit and will vigorously defend against the allegations.

All litigation that arose or may arise out of pre-petition or pre-discharge conduct or acts is subject to the Bankruptcy Discharge Order and is either resolved consistent with all other general unsecured claims in the bankruptcy or subject to dismissal based on failure to properly file a claim. As a result, the Company believes that these matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

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

24.   Business Segment Information

The following table presents net sales to external customers by country of origin:

		Predecessor
	Successor
			Year Ended December 31,
	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010
			2009	2008
United States	$2,859	$2,633	$4,823	$6,170
Canada	287	279	562	664
Other	116	112	189	208

Total net sales	$3,262	$3,024	$5,574	$7,042

The following table presents long-lived assets by country:

		Predecessor
	Successor
		Year Ended December 31,
	Six Months Ended December 31, 2010
		2009	2008
United States	$3,897	$2,608	$3,012
Canada	440	437	513
Other	37	36	16

	4,374	3,081	3,541
Goodwill	100
Intangibles	75

Total long-lived assets	$4,549	$3,081	$3,541

The Company's export sales from the United States were approximately $424 million, $321 million, $549 million and $768 million for the six months ended December 31, 2010 and June 30, 2010, and the years ended December 31, 2009 and 2008, respectively.

25.   Quarterly Results (Unaudited)

The following table is a summary of the unaudited quarterly results of operations:

	Predecessor		Successor
2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,461	$1,563	$1,634	$1,628
Gross profit	105	156	290	249
Net income (loss)(a)	(89)	1,413	65	49
Preferred stock dividends and accretion	(2)	(2)
Net income (loss) attributable to common stockholders	(91)	1,411	65	49
Basic earnings per share:
Net income (loss)	$(.35)	$5.47	$.65	$.49

Net income (loss) attributable to common stockholders	$(.35)	$5.47	$.65	$.49

Diluted earnings per share:
Net income (loss)	$(.35)	$5.41	$.65	$.49

Net income (loss) attributable to common stockholders	$(.35)	$5.41	$.65	$.49

	Predecessor
2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,371	$1,407	$1,417	$1,379
Gross profit	154	151	133	113
Net income (loss)(b)	(214)	158	68	(4)
Preferred stock dividends and accretion	(3)	(3)	(3)	(2)
Net income (loss) attributable to common stockholders	(217)	155	65	(6)
Basic and diluted earnings per share:
Net income (loss)	$(.84)	$.60	$.25	$(.02)

Net income (loss) attributable to common stockholders	$(.84)	$.60	$.25	$(.02)

(a)
In the fourth quarter of 2010, net income (loss) includes restructuring expense of $18 million and expense for reorganization items of $5 million.

(b)
In the fourth quarter of 2009, net income (loss) includes restructuring expense of $281 million, income from alternative fuel tax credits of $178 million, income for reorganization items of $149 million, which includes the reversal of post-bankruptcy filing unsecured interest expense of $163 million, and a tax benefit of $28 million related to recognition of refunds of AMT credits.

26.   Subsequent Events

On January 23, 2011, the Company and Rock-Tenn entered into the Merger Agreement pursuant to which the Company will merge with and into a subsidiary of Rock-Tenn (the "Merger"). This Merger, unanimously approved by the Boards of Directors of both companies, will create a leader in the North American paperboard packaging market with combined revenues of approximately $9 billion.

For each share of the Company's common stock, the Company's stockholders will be entitled to receive 0.30605 shares of Rock-Tenn common stock and $17.50 in cash, representing 50% cash and 50% stock on the date of the signing of the Merger Agreement. On January 23, 2011, the equity consideration was $35 per the Company's common share or approximately $3.5 billion, consisting of approximately $1.8 billion of cash and the issuance of approximately 30.9 million shares of Rock-Tenn common stock. In addition, Rock-Tenn will assume the Company's liabilities, including debt and underfunded pension liabilities, which were $1,194 million and $1,145 million, respectively, at December 31, 2010. Following the acquisition, Rock-Tenn stockholders will own approximately 56% and the Company's stockholders will own 44% of the combined company.

The transaction is expected to close in the second quarter of 2011 and is subject to customary closing conditions, regulatory approvals, as well as approval by both Rock-Tenn and the Company's stockholders.

SMURFIT-STONE CONTAINER CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions)

Column A	Column B	Column C		Column D			Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Other Describe			Deductions Describe		Balance at End of Period
Allowance for doubtful accounts and sales returns and allowances:
Six months ended December 31, 2010 (Successor)	$	$19		$			$3	(a)	$16

Six months ended June 30, 2010 (Predecessor)	$24	$			$(23	)(b)	$1	(a)	$

Year ended December 31, 2009 (Predecessor)	$7	$8			$17	(c)	$8	(a)	$24

Year ended December 31, 2008 (Predecessor)	$7	$5		$			$5	(a)	$7

Restructuring:
Six months ended December 31, 2010 (Successor)	$25	$25		$			$23	(d)	$27

Six months ended June 30, 2010 (Predecessor)	$54	$15	(e)		$12	(e)	$56	(d)	$25

Year ended December 31, 2009 (Predecessor)	$33	$319	(e)		$4	(e)	$302	(d)	$54

Year ended December 31, 2008 (Predecessor)	$28	$67	(e)		$2	(e)	$64	(d)	$33

(a)
Uncollectible amounts written off, net of recoveries

(b)
Represents the elimination of accounts receivable allowance through fresh start accounting as a result of the Company's emergence from its Chapter 11 and CCAA bankruptcy proceedings.

(c)
Includes the establishment of reserves related to the repurchase of all outstanding receivables upon termination of the accounts receivable securitization programs (See Note 8).

(d)
Charges against the reserves.

(e)
Gain on sale of closed properties reduces the charge by $12 million, $4 million, and $2 million for the six months ended June 30, 2010, and the years ended December 31, 2009 and 2008, respectively, and is added back to other, since there is no impact on exit liabilities.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Smurfit-Stone Container Corporation, as such term is defined in Rule 13a-15(f) under the Exchange Act. As required by Rule 13a-15(c) under the Exchange Act, we carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our internal control over financial reporting as of the end of the latest fiscal year. The framework on which such evaluation was based is contained in the report entitled "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, our independent registered public accounting firm. Their report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010, is included herein in Part II, Item 8.

ITEM 9B.    OTHER INFORMATION

On February 15, 2011, the Company and Mr. Moore entered into an Amendment to the New Amended and Restated Employment Agreement between Mr. Moore and the Company (the "Amendment"). Under the Amendment, the Company shall employ Mr. Moore until the Effective Date (as such term is defined in the Merger Agreement) (the "Retirement Date") provided the Retirement Date may be accelerated to an earlier date (i) by the Board for any reason other than Cause upon thirty (30) calendar days' advance written notice; (ii) by Mr. Moore if he terminates his employment for Good Reason or following a Change in Control; or (iii) due to Mr. Moore's death. Pursuant to the Amendment, effective January 1, 2011, during the Employment Period (as such term is defined in the Emergence Agreement), Mr. Moore will be paid a monthly base salary at the gross rate of $295,000 and will not be entitled to receive any payments under the 2011 Management Incentive Plan. Also, on January 31, 2011, the Company made a special cash bonus payment to Mr. Moore in the amount of $500,000, as authorized by the Board in recognition of Mr. Moore's service during the post-emergence transition period. The bonus payment to Mr. Moore was approved by the Post-Emergence Committee of the Board of Directors on January 23, 2011.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The directors named below were appointed as directors pursuant to the Plan of Reorganization upon our emergence from bankruptcy on the Effective Date. The Nominating and Governance Committee seeks to identify independent nominees that would, in combination with other directors, bring a strong balance of financial, sales and marketing, manufacturing, and managerial expertise and experience to our Board of Directors (the "Board of Directors" or the "Board"). In assembling our Board, the Nominating and Governance Committee and the Board review the specific qualifications, attributes, and skills both individually and as a group. Some of the attributes that would lead to the conclusion that our directors should serve as directors, in light of our business and structure, include:

Mr. Bernlohr has extensive experience as an executive officer, including service for RBX Industries, Inc., from 1997 through 2005 where he held a number of executive management positions before retiring as President and Chief Executive Officer. Mr. Bernlohr currently serves as Chairman of the Board of Directors for three other public companies.

Mr. Crews has extensive experience as an executive officer, including as Executive Vice President, Chief Financial Officer and Chief Executive Officer of Monsanto's Seminis Vegetables Business in 2008 and also served as Executive Vice President and Chief Financial Officer following the company's spinoff from Pharmacia Corporation in 2002. Mr. Crews currently serves as a director for one other public company. He has significant experience interacting with outside auditors and internal audit departments.

Mr. Davis possesses particular knowledge and experience in the areas of strategic planning, mergers and acquisition, finance, accounting, capital structure, and board practices of other corporations. Mr. Davis currently serves as Chairman of the board of directors of Atlas Air Worldwide Holdings, Inc., and as a director of five other public companies.

Mr. Ducey has extensive experience as a chief executive officer of several public companies with a significant amount of experience in operations, strategic planning, management and manufacturing from his lengthy career at Compass Minerals International, Inc., and Borden Chemical, Inc. Mr. Ducey currently serves as director of two other public companies.

Mr. Foster possesses particular knowledge and experience in the areas of finance, accounting and mergers and acquisitions. Mr. Foster currently serves as a director of three other public companies.

Mr. Häberli is the Chair of the GATX Corporation Audit Committee and possesses significant accounting and financial reporting experience. With his consulting background and years in senior management roles, Mr. Häberli brings to the Board extensive operational, financial and international business management experience.

Mr. Hake has extensive global management and financial experience. He served as Chairman and Chief Executive Officer for Maytag Corporation. Mr. Hake also served on the Board of Directors for the National Association of Manufacturers and was Chairman of the group's taxation and economic policy group. Mr. Hake serves as a director of two other public companies.

Mr. Huge possesses significant accounting and financial reporting experience, including serving as President and Chief Executive Officer of Menasha Corporation and as Executive Vice President and Chief Financial Officer of Walter Industries, Inc. Mr. Huge has served as a director of two other public companies.

Mr. O'Connor, as the former chief executive officer of a major public company, brings to the Board his executive leadership in operations, corporate strategy, and legal matters. Mr. O'Connor is Chairman of the board of directors of Armstrong World Industries, Inc., and is the lead independent director of Corning, Incorporated and UAL Corporation, and provides additional leadership in the areas of corporate governance and investor relations.

Mr. Moore is our Chief Executive Officer and brings his expertise concerning our industry and the Company operations to the Board.

Set forth below is certain additional information concerning our Board.

Name	Principal Occupation and Other Information
Timothy J. Bernlohr	Mr. Bernlohr, age 57 and born on February 22, 1953, was first elected as a director on June 30, 2010, in connection with our emergence from bankruptcy. Mr. Bernlohr is the founder and Managing Member of TJB Management Consulting, LLC, which specializes in providing project specific consulting services to businesses in transformation, including restructuring interim executive management, and strategic planning services. Mr. Bernlohr founded the consultancy business in 2005. Mr. Bernlohr is the former President and Chief Executive Officer of RBX Industries, Inc., where he held a number of executive positions after joining the company in 1997. RBX was sold to multiple buyers in 2004 and 2005. Prior to joining RBX Industries, Inc., Mr. Bernlohr spent 16 years with the International and Industry Products Division of Armstrong World Industries, Inc., where he held a variety of management positions. Mr. Bernlohr also serves as the Chairman of the board of directors of Champion Home Builders, Inc., Cuisine Innovations and the Manischewitz Company. Mr. Bernlohr serves as lead independent director of Chemtura Corporation, and as a director of Atlas Air Worldwide Holdings, Inc., and Ambassadors International. Mr. Bernlohr is a 1981 graduate of The Pennsylvania State University.
Terrell K. Crews
Mr. Crews, age 55 and born on September 22, 1955, was first elected as a director on June 30, 2010, in connection with our emergence from bankruptcy. Mr. Crews retired as Special Assistant to Chief Executive Officer of Monsanto Company in 2009. He served as Executive Vice President, Chief Financial Officer and Chief Executive Officer of Monsanto's Seminis Vegetable Business in 2008. He also served as Executive Vice President and Chief Financial Officer following the company's spinoff from Pharmacia Corporation in 2002. From 2000 to 2002, he served as Executive Vice President and Chief Financial Officer, Monsanto Company, for Pharmacia Corporation, and prior to that served in various financial roles with Monsanto Company from 1977 to 2000, most recently as Chief Financial Officer. He earned a bachelor of science degree in accounting from Freed-Hardeman University in 1977, and received a master of business administration degree from Northwestern University in 2000. Mr. Crews is also a director of Hormel Foods Corporation.

Name	Principal Occupation and Other Information
Eugene I. Davis	Mr. Davis, age 56 and born on February 13, 1955, was first elected as a director on June 30, 2010, in connection with our emergence from bankruptcy. Mr. Davis has served as Chairman and Chief Executive Officer of Pirinate Consulting Group, LLC, a privately held consulting firm specializing in, among other things, crisis and turn-around management and strategic advisory services for public and private business entities, since 1999. Prior to forming Pirinate Consulting, Mr. Davis was Chief Operating Officer of Total-Tel USA Communications, Inc., and President and Vice Chairman of the Board of Emerson Radio Corp. He graduated from Columbia University in 1975 with a bachelor of arts degree in international politics. He received a master's degree in international affairs and a juris doctor degree from Columbia University in 1976 and 1980, respectively. Mr. Davis is a director of Ambassadors International, Inc., Atlas Air Worldwide Holdings, Inc., DEX One Corp., Knology, Inc., Rural/Metro Corp., Spectrum Brands, Inc., Terrestar Corporation, Trump Entertainment Resorts Inc. and U.S. Concrete, Inc. and has served as director of American Commercial Lines, Atari, Inc., Delta Airlines, Inc., Exide Technologies, Fomex, Inc., Footstar, Inc., Granite Broadcasting, GSI Group, Ion, IPCS, Inc., McLeod Communications, Media General, Oglebay Norton Company, PRG Schultz International, Inc., SeraCare Life Sciences Inc., Silicon Graphics, Inc., Solutia, Inc., Spansion, Tipperary Corporation, Viskase, Inc. and YRCW.
Michael E. Ducey
Mr. Ducey, age 62 and born on August 12, 1948, was first elected as a director on June 30, 2010, in connection with our emergence from bankruptcy. Mr. Ducey has been the Operating Partner of Apollo Management, Inc. since 2006. Prior to that, he served as President and Chief Executive Officer of Compass Minerals International, Inc., from 2002 to 2006, and in various management and executive roles with Borden Chemical, Inc., from 1972 to 2002, including Executive Vice President and Chief Operating Officer from 1997 to 1999, and most recently as President and Chief Executive Officer from 1999 to 2002. He earned a bachelor of arts degree from Otterbein College in 1970, and a master of business administration degree from the University of Dayton in 1980. Mr. Ducey is also a director of Halo Source, Inc. and Verso Paper Corporation, and is also the Non-Executive Chairman of TPC Group, Inc. He has served as a director of Compass Minerals International, Inc. and UAP Holdings Corporation.

Name	Principal Occupation and Other Information
Jonathan F. Foster	Mr. Foster, age 50 and born on December 21, 1960, was first elected as a director on June 30, 2010, in connection with our emergence from bankruptcy. Mr. Foster is currently a Managing Director at Current Capital LLC. He was a Managing Director and Co-Head, Diversified Industrials & Services, of Wachovia Securities from 2007 to 2008. Prior to joining Wachovia, Mr. Foster was Executive Vice President for Finance and Business Development at Revolution Living from 2005 to 2007. Prior to that, he was a Managing Director at The Cypress Group from 2002 to 2004, Senior Managing Director, Industrial Products & Services Mergers & Acquisitions, of Bear Stearns & Co. from 2001 to 2002, and Executive Vice President, Chief Operating Officer and Chief Financial Officer of toysrus.com from 2000 to 2001. He was also with Lazard LLC as an investment banker, including as a Managing Director, from 1988 to 1999. He graduated from Emory University with a bachelor of business administration degree in accounting in 1984, received a master's of science degree in accounting and finance from the London School of Economics and Political Science in 1985 and has attended the Harvard Business School Executive Education Program. Mr. Foster is also a director of Chemtura Corporation, Lear Corporation and Masonite Inc.
Ernst A. Häberli
Mr. Häberli, age 62 and born on October 12, 1948, was first elected as a director on June 30, 2010, in connection with our emergence from bankruptcy. Mr. Häberli retired as President, Commercial Operations International, of The Gillette Company in 2004, having served in that position since 2001. Prior to joining The Gillette Company in 2001, Mr. Häberli was President, North American Tissue Operations and Technology, Executive Vice President and Chief Financial Officer and Senior Vice President, Strategy, for Fort James Corporation, where he also served on the Board of Directors. Mr. Häberli also served as President of Pet International and in various roles with the Phillip Morris Companies, Inc. He graduated from Eidgenossische Technische Hochschule Zurich, Switzerland, in 1973 with a master's degree in electrical engineering, and he received a master of business administration degree from Columbia University in 1978. Mr. Häberli is also a director of GATX Corporation and has served as a director of American Commercial Lines LLC, Fort James Corporation and Mondi Business Paper AG.

Name	Principal Occupation and Other Information
Ralph F. Hake	Mr. Hake, age 62 and born on January 25, 1949, was first elected as a director on June 30, 2010, in connection with our emergence from bankruptcy. Mr. Hake retired as Chairman and Chief Executive Officer of Maytag Corporation in 2006, having served in that position since 2001. Prior to joining Maytag Corporation, Mr. Hake served as Executive Vice President and Chief Financial Officer of Fluor Corporation from 1999 to 2001 and, prior to that, he served in various roles with Whirlpool Corporation and Mead Corporation. He earned a bachelor of business administration degree from the University of Cincinnati and a master of business administration degree from the University of Chicago. Mr. Hake is also a director of ITT Corporation and Owens Corning.
Arthur W. Huge
Mr. Huge, age 65 and born on July 19, 1945, was first elected as a director on June 30, 2010, in connection with our emergence from bankruptcy. Mr. Huge retired as President and Chief Executive Officer of Menasha Corporation in 2009, having served in that position since 2005, and as Vice President and Chief Financial Officer from 2001 to 2005. Prior to joining Menasha Corporation, Mr. Huge was Executive Vice President and Chief Financial Officer of Walter Industries, Inc., and prior to that served in various roles with LTV Corporation and Bethlehem Steel Corporation. He graduated from Union College in 1967 with a bachelor's degree in civil engineering, and he received a master of business administration degree in finance from Loyola University Maryland in 1977. Mr. Huge has served on the boards of Menasha Corporation and TriMas Corporation.
James J. O'Connor
Mr. O'Connor, age 73 and born March 15, 1937, was first elected Director on June 30, 2010, in connection with our emergence from bankruptcy. Mr. O'Connor was previously a director of Old SSCC. Mr. O'Connor is the former Chairman and Chief Executive Officer of Unicom Corporation and its subsidiary, Commonwealth Edison Company, and the former Lead Independent Director of Smurfit-Stone Container Corporation. He earned a bachelor's degree in economics from Holy Cross College in 1958, a master of business administration degree from Harvard University in 1960, and a juris doctor degree from Georgetown Law School in 1963. Mr. O'Connor is also Chairman of the board of directors of Armstrong World Industries, Inc., and is the lead independent director of Corning, Incorporated and UAL Corporation. He previously served as a director of Trizec Properties, Inc.
Patrick J. Moore
Mr. Moore, age 56 and born September 7, 1954, has served as Chief Executive Officer since May 2006. Mr. Moore has announced his intention to retire as Chief Executive Officer within one year after our emergence from bankruptcy. He had been Chairman, President and Chief Executive Officer since May 2003, and prior to that he was President and Chief Executive Officer since January 2002, when he was also elected as a director. He was Vice President and Chief Financial Officer from November 1998 until January 2002. Mr. Moore is a director of Archer Daniels Midland Company.

Governance Matters

Since our emergence from bankruptcy, the Company's governance structure has included a non-executive chairman who is separate from the Chief Executive Officer ("CEO") and presides over all meetings of the Board. Since our emergence from bankruptcy, the Board has held eight meetings. The Board believes there are advantages to having a non-executive chairman for matters such as communications and relations between the Board, the CEO and other senior management and in assisting the Board in reaching a consensus on particular strategies and policies.

We publish in this Annual Report on Form 10-K and our SEC filings the names of our directors, any of whom may be contacted in writing in care of the Company at our principal executive office. Stockholders and other interested parties may communicate directly with the Board, the independent directors as a group or any individual director by submitting written correspondence addressed to them at our principal executive office.

The Board has adopted certain governance guidelines and principles designed to enhance governance efficiency and effectiveness. Among other things, these principles:

  •
  require executive sessions of non-management directors;

  •
  require formal evaluations of the chief executive officer and reports on succession planning;

  •
  set forth limits on directors serving on other public company boards and committees; and

  •
  provide a director resignation policy for a director who does not receive a majority vote.

The corporate governance guidelines and principles are available on the Company's website at www.smurfit.com at the Investors tab.

The Board has four standing committees, an Audit Committee, Compensation Committee, Nominating and Governance Committee and Strategy and Finance Committee. Each of these committees has a written charter, which are available on our website at www.smurfit.com at the Investors tab.

Executive Officers

Certain information concerning our executive officers is contained in Part I, Item 1, of this Annual Report on Form 10-K under the caption "Executive Officers Of The Registrant" and is incorporated by reference herein.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the '34 Act. The current members of the Audit Committee are Mr. Crews (Chairman), Mr. Davis, Mr. Ducey and Mr. Häberli, all of whom meet all applicable standards for Audit Committee membership under the NYSE listing standards and SEC rules.

Audit Committee Financial Expert

The Board has determined that Mr. Crews qualifies as an audit committee financial expert as defined in SEC Regulation S-K Rule 407(d)(5) and is independent as such term is defined in the listing standards of the NYSE.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers (including our principal executive officer, principal financial officer, principal accounting officer and controller) which is available on our website at www.smurfit.com at the Investors tab and are also available to stockholders in print upon request. We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our Senior Financial Officers and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the '34 Act requires our executive officers, directors, and persons who beneficially own more than ten percent of our Common Stock (collectively, "Reporting Persons"), to file reports of their ownership and of changes in such ownership with the SEC, the NYSE and the Company (the "Section 16 Reports"). Based solely on a review of the Section 16 Reports furnished to the Company and any amendments thereto and written representations from certain of the Reporting Persons, the Company believes that no Reporting Person was late in filing Section 16 Reports for fiscal year 2010.

Recommendation of Director Nominees by Stockholders

There have been no material changes to the procedures by which stockholders may recommend director nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion of executive compensation contains descriptions of various employee benefit plans and agreements. These descriptions are qualified in their entirety by reference to the full text or detailed descriptions of plans and agreements which are filed as exhibits to our SEC filings.

Introduction

The purpose of this discussion is to describe the compensation philosophy of the Company and how this philosophy is applied to the compensation of the named executive officers ("NEOs"). On January 26, 2009, our parent company, which was named Smurfit-Stone Container Corporation prior to our emergence from bankruptcy ("Old SSCC") and its U.S. and Canadian subsidiaries, including the Company (the "Debtors"), filed a voluntary petition (the "Chapter 11 Petition") for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware (the "U.S. Court"). On June 30, 2010, (the "Effective Date"), the Joint Proposed Plan of Reorganization and Plan of Compromise Arrangement (as modified or amended, the "Plan of Reorganization") became effective.

As discussed in more detail below, the current members of the Compensation Committee did not serve on the Compensation Committee of Old SSCC prior to the Company's emergence from bankruptcy on the Effective Date. For purposes of this Compensation Discussion and Analysis ("CD&A"), the two committees will be referred to as the "Pre-emergence Committee" and the "Post-emergence Committee." The "Compensation Committee" will be used to denote where there is no differentiation between the two committees. See Part I, Item 1 "Bankruptcy Proceedings" above for further detail regarding our bankruptcy proceedings.

The Compensation Committee has responsibility for evaluating and determining the compensation of executive officers. The following executive officers that this CD&A covers are referred to as the Company's 2010 NEOs:

  •
  Patrick J. Moore, Chief Executive Officer

  •
  John R. Murphy, Former Senior Vice President and Chief Financial Officer (employment terminated on February 25, 2010)

  •
  Steven J. Klinger, Former President and Chief Operating Officer (employment terminated on December 31, 2010)

  •
  Craig A. Hunt, Chief Administrative Officer and General Counsel

  •
  Steven C. Strickland, Senior Vice President and General Manager, Container Division

  •
  Paul K. Kaufmann, Senior Vice President and Corporate Controller

Mr. Moore also served as the Company's Chairman of the Board until June 30, 2010 when the Company emerged from bankruptcy and established an independent Chairman of the Board. Mr. Murphy, our former Senior Vice President and Chief Financial Officer, concluded his employment with the Company on February 25, 2010. Mr. Kaufmann, our Senior Vice President and Corporate Controller, has acted in the capacity of principal financial officer since Mr. Murphy's departure.

Our Transition Out of the Bankruptcy Reorganization Process

The Company completed its bankruptcy reorganization process pursuant to the order confirming our Plan of Reorganization and emerged from bankruptcy protection on the Effective Date. Prior to the Company's emergence from bankruptcy, our compensation programs and arrangements were administered by members of the former board of directors of Old SSCC, previously our parent, who comprised the compensation committee of Old SSCC (the "Pre-emergence Committee"). Executive officers were not seperately compensated for their services as executive officers of Old SSCC and the Company. Old SSCC was a holding company with no business operations of its own, and there was no intercompany allocation with regard to any services provided by the executive officers to Old SSCC. The Pre-emergence Committee designed and administered these legacy compensation programs in place during the bankruptcy reorganization process. The legacy compensation programs include the 2010 Management Incentive Plan ("2010 MIP"), the 2009 Long-term Incentive Plan ("2009 LTIP"), and individual employment arrangements (collectively, the "Legacy Programs"). The Legacy Programs were intended to be temporary programs tailored to the specific requirements of the bankruptcy process. The Legacy Programs were approved by the Pre-emergence Committee and, after significant negotiation with the official committee of the unsecured creditors (the "Creditors Committee"), were approved on April 22, 2009, by the U.S. Court's Agreed Order Authorizing, But Not Directing, the Debtors to Implement Their Short-Term and Long-Term Incentive Compensation Plans (the "Compensation Order").

Because the Compensation Order covered the Legacy Programs in place prior to our emergence from bankruptcy, members of the Post-emergence Committee had limited involvement with the compensation programs in place throughout 2010.

Each of the compensation programs in place for 2010, including the Legacy Programs, will be discussed in this CD&A. Where appropriate, we will distinguish between the Legacy Programs approved by our Pre-emergence Committee and those approved for the Company after emerging from bankruptcy by our Post-emergence Committee.

Philosophy and Objectives of the Compensation Programs

The overall goal of the Compensation Committee is to assure that compensation paid to the NEOs is fair, reasonable and competitive, and is linked to increasing the long-term enterprise value of the Company. In accordance with the overall goal, the Company's compensation programs have followed the objectives listed below:

  •
  Compensation should be competitive with the market.

  •
  Compensation should be significantly performance-based.

  •
  Compensation should have a significant long-term focus.

During 2010, to balance these objectives, our executive compensation program used the following elements:

  •
  Base salary: to provide a minimum level of guaranteed pay for performing the duties assigned to the executive.

  •
  Short-term incentives: to recognize short-term operating performance.

  •
  Long-term incentives: to align executives with the long-term value creation of the enterprise pre-emergence.

  •
  Emergence equity grants: to align the interests of the NEOs with those of stockholders, retain the NEOs post-emergence from bankruptcy, and establish a market-based level of equity ownership.

  •
  Perquisites: to round out a total rewards package that is market competitive.

Compensation Program Design

Role of the Compensation Committee.    The role of the Compensation Committee is to determine and carry out the executive compensation strategy and philosophy of the Company. The Compensation Committee reviews information prepared by its consultant and management relevant to the establishment of the elements of compensation for executive officers. The Compensation Committee reviews all of the elements of compensation of the executive officers, individually and in comparison to each other, as well as benefits and perquisites, benefits accrued under retirement plans, and compensation and benefits payable following the termination of employment under employment and severance agreements. The Compensation Committee also approves changes in all elements of compensation for the executive officers as well as individual payouts under all short and long-term incentive plans.

Use of Consultants and Benchmarking.    The Compensation Committee has the authority to retain, terminate and compensate consultants to provide information and counsel to the Compensation Committee. The Compensation Committee has engaged AON Hewitt, an independent provider of compensation consulting services, to provide executive and director compensation consulting services since 2003. AON Hewitt reports directly to the Compensation Committee and provides the Compensation Committee with research and analysis on competitive data and guidance on overall compensation trends and strategies.

Use of Benchmarking.    To evaluate the compensation levels and programs used during the restructuring, AON Hewitt provided the Pre-emergence Committee with a benchmarking analysis using data from two comparator groups. The first is a peer group of nine companies that the Pre-emergence Committee believed were the most relevant direct competitors of the Company, which have median annual sales of $4.1 billion (the "Legacy Peer Group"):

Boise Cascade LLC	Pactiv Corporation
Graphic Packaging Corporation	Sonoco Products Company
International Paper Company	Temple Inland, Inc.
MeadWestvaco Corporation	Weyerhaeuser
Packaging Corporation of America

The second group is a broader group of 77 industrial companies of similar size and complexity to the Company, which have median annual sales of approximately $7.1 billion (the "Legacy General Group"). The Pre-emergence Committee did not take into account the individual company names and was only concerned with the broad survey data.

During October 2010, the Post-emergence Committee asked AON Hewitt to conduct a benchmarking analysis to evaluate the compensation levels and programs used going forward. AON Hewitt first conducted a review of the legacy benchmarking methodology and recommended changes to bolster the benchmarking results. AON Hewitt's recommendation was to focus on one core group of peers, which would consist of companies in the same or similar industry (based upon their Global Industry Classification Standard as published by Standard & Poor's), within a reasonable revenue range (one-third to three times the Company's annual revenue), headquartered in the United States, and that have equity traded on a major U.S.—based stock exchange. Once these filters were applied, AON Hewitt reviewed each company qualitatively to determine whether they should be included in the revised peer group. The revised group ("New Peer Group") includes:

AK Steel Holding Corp	Owens-Illinois Group Inc
Ball Corp	Packaging Corp of America
Bemis Co Inc	Parker Hannifin Corp
Crown Holdings Inc	Rock-Tenn Co
Danaher Corp	Sealed Air Corp US
Dover Corp	Silgan Holdings Inc
Eaton Corp	Sonoco Products Co
Flowserve Corp	SPX Corp
Graphic Packaging Holding Co	Temple Inland Inc
International Paper Co	Timken Co
MeadWestvaco Corp

Although International Paper Company had revenue in excess of three times the Company's revenue, it was included in the New Peer Group as a company with business operations most similar to the Company. With the exception of International Paper Company, no company in the New Peer Group exceeded two-times the Company's revenue. The median revenue of the New Peer Group is $4.4 billion. A group of 135 general industrial companies was also established to supplement the New Peer Group, where necessary. Like the Legacy General Group, the Post-emergence Committee did not take into account the individual company names and was only concerned with the broad survey data.

The benchmarking analyses performed by AON Hewitt in 2010 included base salaries, annual incentive targets and awards, short and long-term incentives, total compensation, and target total compensation. The analyses measured the compensation of each of the executive officers against the median of their counterparts of the various peer groups. The Pre-emergence Committee and the Post-emergence Committee used AON Hewitt's analysis as the basis for comparing the Company's compensation against general market trends in light of the performance of the Company, the paper packaging industry, and other industrial companies in general.

Role of Management.    The Compensation Committee seeks the recommendation of the CEO as to adjustments in the amount of base salary and the amount of long-term incentive awards for each of the other executive officers. The Compensation Committee also seeks the recommendation of the CEO and the Chief Administrative Officer and General Counsel as to the annual target levels and the design and weighting of performance objectives for the annual incentives of the executive officers (other than the CEO). The Compensation Committee periodically approves levels of long-term incentive awards to the executive officers and authorizes the CEO and Chief Administrative Officer and General Counsel to grant such awards to non-executive officers, including non-executive officers hired between the dates of meetings of the Compensation Committee or the Board to the extent necessary to induce such employees to join the Company. For 2010, the Pre-emergence Committee approved the design and the targets for both the short-term and long-term incentive programs.

Elements and Design of Compensation

General.    The Compensation Committee has designed each element of compensation for executive officers to further the philosophy and objectives set forth above and to support and enhance the business strategy of the Company. In 2010, the primary elements of the compensation program were:

  •
  Base salaries;

  •
  Short-term incentives (2010 MIP);

  •
  Long-term incentives (2009 LTIP); and

  •
  Emergence equity grants, which are intended to be one-time only.

Base Salary.    It is the intent of the Compensation Committee to maintain base salary levels of executive officers at or near the median levels of the New Peer Group. If determined necessary, the Compensation Committee will make adjustments in base salary once per year, except in case of promotions or other exceptional circumstances that justify adjustments outside of the annual review process. Adjustments in base salary are based on a review of the individual performance of the executive officer and the relationship of his or her salary to the median of the comparator groups.

In light of the bankruptcy proceedings and the economic environment, in November 2009, the Chief Executive Officer did not recommend any base salary increases for NEOs for 2010. However, two NEOs took on additional responsibilities during 2010 and received base salary adjustments, accordingly. First, due to Mr. Strickland's assumption of additional duties, the Pre-emergence Committee approved a base salary increase for Mr. Strickland from $357,000 to $415,000, effective March 1, 2010. Second, post-emergence, Mr. Hunt assumed additional responsibilities and was promoted to the newly-formed position of Chief Administrative Officer and General Counsel, effective November 1, 2010. In connection with his promotion and a review of his salary against the market median of benchmarks for similar positions, the Post-emergence Committee approved a base salary increase from $408,500 to $460,000 to be effective on November 1, 2010.

With the exception of Mr. Hunt's and Mr. Strickland's promotional increases, the base salaries of the NEOs have been unchanged since April 2008.

Annual Incentives.    The Management Incentive Plan ("MIP") is generally designed to incentivize management to drive short-term operating results. The Compensation Order authorized the Company to continue its performance-based short-term incentives for 2009 and for 2010 pursuant to the terms and conditions contained in the Compensation Order. The Compensation Order authorized changes to the MIP based upon the Pre-emergence Committee's need to make certain modifications based upon the significant uncertainty around the Company's business and the economy.

Specific to the 2010 MIP, those changes encompassed two semi-annual performance periods, each having equal weighting, their own payout curve and distinct individual target levels. The performance periods for the 2010 MIP were:

  •
  The period January 1, 2010 through June 30, 2010 ("First 2010 Performance Period").

  •
  The period July 1, 2010 through December 31, 2010 ("Second 2010 Performance Period").

The payout curves of the 2010 MIP performance periods are outlined below:

		Payout
Performance Level	Performance	First 2010 Performance Period	Second 2010 Performance Period
Below threshold	Less than 85% of goal	0%	0%
Threshold performance	85% of goal	50%	50%
Target performance	100% of goal	100%	100%
Maximum performance	140% of goal	175%	200%

For each performance period, consistent with the Compensation Order, awards under the 2010 MIP for the executive officers were based on the measurement of adjusted earnings before interest, taxes, depreciation, amortization and restructuring charges, which was based on the consolidated EBITDA budget (as defined in that certain Amended and Restated Credit Agreement, dated as of February 25, 2009, among Smurfit-Stone Container Corporation, as the parent and guarantor, Smurfit-Stone Container Enterprises, Inc. and Smurfit-Stone Container Canada Inc., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent and Canadian collateral agent, and the other financial institutions party thereto, as lenders (the "DIP Credit Agreement")) approved in connection with the DIP Credit Agreement, adjusted to reflect the agreement between us and the Creditors Committee established in our bankruptcy proceedings ("DCA Adjusted EBITDAR"). Prior to the Effective Date, discretionary adjustments to the 2010 MIP were only permitted during the First 2010 Performance Period. The specific DCA Adjusted EBITDAR targets for the performance periods for 2010 were established to reflect the business conditions for 2010 and were developed in consultation with the Creditors Committee and reviewed by other stakeholders, as defined in the Compensation Order.

Listed below are the goals for the two performance periods and the Company's performance results:

(Dollars in thousands)	First 2010 Performance Period	Second 2010 Performance Period
EBITDAR budget	$203,109	$350,043
EBITDAR results	$221,523	$493,594
Percent	109.1%	141.0%

The Pre-emergence Committee also reviewed the individual targets for market appropriateness and internal equity. Given the increased duties and responsibilities placed upon the NEOs throughout the bankruptcy process the Pre-Emergence Committee and the Creditors Committee agreed to keeping, the individual targets for the First 2010 Performance Period remained the same as in 2009. The First 2011 Performance Period targets are in accordance with the Compensation Order. The Pre-emergence Committee reduced MIP performance targets for the NEOs for the Second 2010 Performance Period under the 2010 MIP. The reductions were due to the removal of certain duties and responsibilities during the bankruptcy process and the anticipated grants of equity described below upon the

Company's emergence from bankruptcy. The 2010 MIP targets, as a percent of base salary, are outlined below:

Name	First 2010 Performance Period	Second 2010 Performance Period
Patrick J. Moore	125%	115%
John R. Murphy	100%	N/A
Steven J. Klinger	125%	115%
Craig A. Hunt(1)	100%	60%
Steven C. Strickland	100%	70%
Paul K. Kaufmann	70%	50%

(1)
Mr. Hunt's Second 2010 Performance Period individual target was increased to 70% effective November 1, 2010 consistent with his promotion.

Based upon the approved 2010 MIP, the NEOs earned incentive bonuses in amounts equal to (i) 117.0% of the portion of their target level incentive bonuses attributable to the First 2010 Performance Period and (ii) 200% of the portion of their target level incentive bonuses attributable to the Second 2010 Performance Period. The total payments under the 2010 MIP are as follows:

Name	First Performance Period	Second Performance Period	Total Amount Earned Under 2010 MIP(1)
Patrick J. Moore	$802,833	$1,283,513	$2,056,346
John R. Murphy(2)	N/A	N/A	N/A
Steven J. Klinger	$576,560	$921,764	$1,468,324
Craig A. Hunt	$266,886	$293,644	$560,530
Steven C. Strickland	$240,777	$292,888	$533,665
Paul K. Kaufmann	$127,119	$157,786	$284,905

(1)
Total MIP payments under the 2010 MIP for Mr. Moore and Mr. Klinger reflect a $30,000 reduction in the 2010 MIP which was to be applied at the time of payout pursuant to their respective employment agreements.

(2)
Mr. Murphy's employment with us terminated on February 25, 2010. He was not eligible to receive a 2010 MIP payment.

Long-Term Incentives.    The significant impact of the economic downturn on the Company and the Company's bankruptcy filing in January 2009 made it inappropriate to continue the equity-based component of the long-term incentive awards during the bankruptcy process. Given this constraint, the Pre-emergence Committee oversaw a redesign of the long-term incentives that were historically a mix of stock options and restricted stock units into a performance-based cash plan, the 2009 LTIP. Upon our emergence from bankruptcy, equity was again available for use in our long-term incentive programs and the Smurfit-Stone Container Corporation Equity Incentive Plan (the "EIP") was approved as part of the Plan of Reorganization and became effective. Under the EIP, the Pre-emergence Committee approved awards of time-vested restricted stock units and stock options to certain members of management employed at the time of the emergence (see discussion below).

2009 LTIP.    The 2009 LTIP was approved by the Pre-emergence Committee and the U.S. Court (in the Compensation Order described above). Each participant was eligible to receive a potential payout subject to performance achieved in a two-year performance cycle that began on January 1, 2009 and ran through the Effective Date. The plan was designed to be a one-time program to cover only the period of restructuring and to incentivize management to achieve a combination of operating performance and restructuring goals which the Pre-emergence Committee believed supported the goal of increasing the enterprise value of the Company.

Specifically, the 2009 LTIP had two metrics. Each metric was weighted 50% for payout purposes to balance the importance of achieving positive operating performance and driving the value of the enterprise. Each metric was assessed independently. The first metric is a financial performance metric based upon the achievement of DCA Adjusted EBITDAR for the full calendar years of 2009 and 2010 (pro-rated as appropriate for 2010 if the Company emerged from bankruptcy proceedings in 2010). The second metric is a plan recovery based upon the average trading price of our publicly traded bonds during the thirty days preceding our emergence from the bankruptcy proceedings.

The payout curve of the DCA Adjusted EBITDAR portion of the 2009 LTIP is outlined below. The DCA Adjusted EBITDAR targets represent 50% of the 2009 LTIP and are weighted equally:

		Payout
Performance Level	Performance	2009 DCA Adjusted EBITDAR	2010 DCA Adjusted EBITDAR
Below threshold	Less than 85% of goal	0%	0%
Threshold performance	85% of goal	50%	50%
Target performance	100% of goal	100%	100%
Maximum performance	140% of goal	175%	175%

The portion of the 2009 LTIP based upon plan recovery was contingent upon meeting a threshold level and does not provide an opportunity for additional upside. The plan recovery metric represents 50% of the 2009 LTIP.

Performance Level	Plan Recovery
Below threshold	0%
Above threshold	175%

Listed below are the goals for each component of the 2009 LTIP and the Company's performance results:

(DCA Adjusted EBITDAR dollars in thousands)

	2009 DCA Adjusted EBITDAR	2010 DCA Adjusted EBITDAR	Plan Recovery
Budget	$471,002	$203,109	$0.50
Results	$623,335	$221,523	$0.84
Percent	132.3%	109.1%	168.0%

At the beginning of the bankruptcy proceedings, the Pre-emergence Committee reviewed the market data provided by AON Hewitt to set the compensation targets for the 2009 LTIP. The market-based targets, expressed as percentage of base salary, for the NEOs were as follows:

Name	Percent of Base
Patrick J. Moore	375%
John R. Murphy	100%
Steven J. Klinger	375%
Craig A. Hunt	150%
Steven C. Strickland	120%
Paul K. Kaufmann	80%

The 2009 LTIP payments based upon the above financial performance and restructuring metrics occurred on July 30, 2010 and were as follows:

Name	Payout Under EBITDAR Goal 2009	Payout Under EBITDAR Goal 2010	Payout Under Restructuring Goal	Total Payout Under the 2009 LTIP
Patrick J. Moore	$1,666,312	$602,452	$3,632,344	$5,901,108
John R. Murphy	$160,560	$58,050	$350,000	$568,610
Steven J. Klinger	$1,196,674	$432,655	$2,608,594	$4,237,923
Craig A. Hunt	$245,958	$88,926	$536,156	$871,040
Steven C. Strickland	$171,960	$62,172	$374,850	$608,982
Paul K. Kaufmann	$100,511	$36,339	$219,100	$355,950

Equity Grants upon Emergence from Bankruptcy.    As a result of our bankruptcy proceedings, we have not had the ability to make any equity-based awards that are a common element of compensation in the broader market. On the Effective Date, the EIP became effective and we were able to provide various equity-based incentive awards. Pursuant to the Plan of Reorganization and the EIP, the Company made certain equity-based awards to certain officers and other key employees upon emergence from bankruptcy to provide appropriate long-term incentives to such persons ("Emergence Equity Grants"). The purposes of the Emergence Equity Grants were (i) to align the interests of the Company's stockholders and the recipients of awards under the EIP by increasing the proprietary interest of such recipients in the Company's growth and success, (ii) to advance the interests of the Company by attracting and retaining executive officers, other key employees and directors and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

The equity allocation for the Emergence Equity Grants was determined based upon significant negotiations between the Pre-emergence Committee, the Creditors Committee and by the U.S. Court in the Plan of Reorganization. The Emergence Equity Grants for the NEOs are as follows:

Steven J. Klinger:	234,783 time-vested restricted stock units and options to purchase 743,478 shares of Common Stock
Craig A. Hunt:	39,913 time-vested restricted stock units and options to purchase 126,391 shares of Common Stock
Steven C. Strickland:	39,913 time-vested restricted stock units and options to purchase 126,391 shares of Common Stock
Paul K. Kaufmann:	22,174 time-vested restricted stock units and options to purchase 70,217 shares of Common Stock

The time-vested restricted stock units vest ratably over three years to encourage the retention of key executives. The stock options vest ratable over three years, have a seven-year term, and have a strike price equal to the volume weighted average of the closing transaction prices of the Common Stock for the thirty (30) calendar day period beginning on the listing date of our Common Stock (July 1, 2010), which was $20.74. The methodology used to determine the strike price was to mitigate short-term price fluctuations which commonly occur when a company re-lists their equity on a major stock exchange following the bankruptcy process.

Additional Bonus to Mr. Moore.    Pursuant to the terms of Mr. Moore's Emergence Agreement, in lieu of a grant of equity upon emerging from bankruptcy, as discussed above, Mr. Moore was entitled to an additional annual cash incentive equal to $3,500,000 less the portion of his target level incentive bonus under the 2009 LTIP (described above) that was based only upon the Company's financial performance and earned in 2010. This additional cash incentive amount was $2,981,094 and is shown in the Summary Compensation Table.

Equity Incentive Plan.    The EIP authorizes the Compensation Committee to grant a variety of awards to participants, including both tax-qualified and non-qualified options, stock appreciation rights, stock awards, including grants in the form of (i) shares of Common Stock that are subject to a restriction period or performance measures (if any) and (ii) rights to receive shares of Common Stock, or the cash value thereof, contingent upon the expiration of a restriction period or performance measures (if any), and performance-based unit awards which provide the participant the right, contingent upon the attainment of specified performance measures within a specified period, to receive shares of Common Stock, or the cash value thereof, if such performance measures are satisfied or met.

In the future, all options and stock appreciation rights must be granted at an exercise price equal to the fair market value of our Common Stock on the grant date. The EIP is administered by the Compensation Committee. The EIP authorizes the Compensation Committee to grant awards to officers, employees, independent contractors and nonemployee directors, and persons expected to become officers, employees, independent contractors and nonemployee directors.

Other Benefits and Perquisites.

Consistent with our practice prior to the bankruptcy, we provide customary benefits to executive officers such as group insurance and company-sponsored savings plans that are generally available to all other salaried employees. We provide certain additional perquisites to round out a competitive market package for our executive officers, consistent with our practice prior to the bankruptcy. These perquisites are not generally available to salaried employees, and in most cases are limited to an additional level of group term life insurance for Mr. Moore, and executive physicals, supplemental disability benefits and reimbursement for financial, tax planning and certain legal services for Messrs. Moore and Klinger. The perquisites provided to Mr. Moore and Mr. Klinger are limited by the terms of their employment agreements, which were negotiated pre-emergence, and are more fully described in the Summary Compensation Table below.

All of the executive officers hired by the Company prior to January 1, 2006, participated in the Company's qualified and non-qualified pension plans for salaried employees. Executive officers or other salaried employees hired after January 1, 2006 are not eligible to participate in such pension plans. The various benefit accrual formulas under the Company's qualified pension plan were changed to one common formula for all participants in such plan for service earned after December 31, 2006, the result of which is a reduction in the level of future qualified pension benefits that may be accrued by many participants in such plans, including executive officers. In 2007, the Company froze its pension plans effective January 1, 2009, to address the ongoing cost of the pension plans to the Company, and implemented an enhanced 401(k) savings plan benefit on January 1, 2009. Mr. Moore's Emergence Agreement (as hereinafter defined) provides retirement benefits based on the prior Jefferson Smurfit Corporation Supplemental Income Pension Plan II, which was a non-qualified, unfunded supplemental pension plan that provided participants with substantial pension benefits in addition to their qualified pension benefit. The benefit accrual formula under this plan was reduced for service earned after December 31, 2006, commensurate with the change in the formula under the qualified pension plan applicable to salaried employees generally. The Company entered into an Executive Retirement Agreement with Mr. Klinger at the time of his employment in 2006 that provided substantial non-qualified pension benefits equivalent to what he had in place with his prior employer, offset by the benefits actually received from his prior employer. Mr. Hunt and Mr. Kaufmann previously had nonqualified benefits that were eliminated as part of the bankruptcy reorganization. See Pension Benefit below for additional discussion of the impact of the bankruptcy on our retirement plans.

Employment and Severance Agreements.

As described below, the Company has provided certain employment and severance agreements to its NEOs. These agreements are meant to promote the stability and continuity of senior management following our emergence from bankruptcy and in the event of an actual or anticipated change or control.

Mr. Moore's Emergence Employment Agreement.    The Amended and Restated Employment Agreement between Mr. Moore and the Company (the "Emergence Agreement") became effective on June 30, 2010, after significant negotiations between the Pre-emergence Committee and the Creditors Committee and was approved by the U.S. Court in the Plan of Reorganization. Mr. Moore's Emergence Agreement requires him to devote substantially all of his business time to the Company's operations through the nine-month anniversary of the Company's emergence from bankruptcy (March 31, 2011), at which time he will retire from his employment with the Company, unless his retirement date is accelerated due to his voluntary resignation for Good Reason (as such term is defined in the Emergence Agreement) or death, or due to the Company's termination of his employment without Cause (or his employment otherwise terminates sooner in accordance with the provisions of the Emergence Agreement). He will continue in his position as Chief Executive Officer until his retirement. Under Mr. Moore's Emergence Agreement, he is (i) entitled to receive an annual base salary of $1,107,000, (ii) eligible to participate in the Company's annual incentive plans, including the MIP at specified targets, reduced by $30,000 in 2010 and (iii) entitled to a special incentive payment of $3,500,000 less certain payments under the 2009 LTIP, in lieu of participation in the EIP. This special incentive payment was designed to provide market-based incentive compensation to Mr. Moore during his employment preceding retirement. In addition, Mr. Moore participates in the Company's employee benefit plans and receives other benefits and perquisites as are made available to the Company's senior executives generally. Upon his retirement from the Company, Mr. Moore is eligible, pursuant to the terms of his Emergence Agreement, to receive, among other things, certain payments and other benefits upon termination, including certain retirement benefits. See Potential Payments Upon Termination or Change in Control for additional discussion of termination payments. Mr. Moore's Emergence Agreement also contains certain confidentiality, non-competition and non-solicitation provisions.

On February 15, 2011, the Company and Mr. Moore entered into an Amendment to the Emergence Agreement (the "Amendment"). Under the Amendment, the Company shall employ Mr. Moore until the Effective Date (as such term is defined in the Merger Agreement) (the "Retirement Date") provided the Retirement Date may be accelerated to an earlier date (i) by the Board for any reason other than Cause upon thirty (30) calendar days' advance written notice; (ii) by Mr. Moore if he terminates his employment for Good Reason or following a Change in Control; or (iii) due to Mr. Moore's death. Pursuant to the Amendment, effective January 1, 2011, during the Employment Period (as such term is defined in the Emergence Agreement), Mr. Moore will be paid a monthly base salary at the gross rate of $295,000 and will not be entitled to receive any payments under the 2011 Management Incentive Plan. Also, on January 31, 2011, the Company made a special cash bonus payment to Mr. Moore in the amount of $500,000, as authorized by the Board in recognition of Mr. Moore's service during the post-emergence transition period. The bonus payment to Mr. Moore was approved by the Post-Emergence Committee on January 23, 2011.

Agreements with Mr. Klinger.    Mr. Klinger resigned as the Company's President and Chief Operating Officer effective December 31, 2010 (the "Separation Date"). As a result of his resignation, and in accordance with the terms of the Amended and Restated Employment Agreement between Mr. Klinger and the Company dated as of June 30, 2010 (the "Klinger Employment Agreement"), the parties entered into an Agreement and General Release of Claims on October 27, 2010 (the "Release Agreement"). Pursuant to the Release Agreement, Mr. Klinger released any claims he may have against the Company. The Release Agreement also stipulates all of the payments and benefits Mr. Klinger is entitled to receive under the Klinger Employment Agreement in connection with the separation of employment from the Company. Upon his resignation and pursuant to the Release Agreement, Mr. Klinger will receive $5,000,000 lump sum payment in accordance with the Klinger

Employment Agreement, in connection with a termination for "Good Reason" payable on or before March 1, 2011. Under the terms of the Klinger Employment Agreement, "Good Reason" included failure of the Company to offer Mr. Klinger the position of CEO or the parties' inability to negotiate a mutually acceptable agreement of employment for CEO (as more particularly described in the Klinger Employment Agreement). In addition, the Release Agreement confirms that pursuant to the terms of the Klinger Employment Agreement, Mr. Klinger will receive payment of any accrued but unpaid base salary, payment for accrued and unused vacation time, payment for any unreimbursed expenses, payment of the amount that Mr. Klinger would have earned under the Company's 2010 MIP based upon employment for the entire 2010 plan year (subject to a $30,000 reduction in 2010 in accordance with the terms of the Klinger Employment Agreement), continued benefit coverage for two years following the Separation Date, outplacement services, accelerated vesting with respect to options for 247,826 shares of the Company's Common Stock (subject to the Stock Option Award Agreement), accelerated vesting with respect to restricted stock units for 78,261 shares of the Company's Common Stock (subject to the Restricted Stock Unit Award Agreement), two years of continued credit under Mr. Klinger's retirement agreement, and any 280G gross-up payments, to the extent provided for by the Klinger Employment Agreement. The Release Agreement terminated the Klinger Employment Agreement in its entirety.

The Company and Mr. Klinger also entered into an Executive Retirement Agreement (the "Retirement Agreement") effective June 30, 2010, which was designed to provide a target benefit to Mr. Klinger. The Retirement Agreement is described below under Pension Benefits.

Effective January 1, 2011, Mr. Klinger and the Company entered into a Consultancy Agreement (the "Consultancy Agreement"). Under the Consultancy Agreement, Mr. Klinger will be an independent contractor for a three-month period beginning January 1, 2011 and ending March 31, 2011 (the "Consultancy Period"). Pursuant to the Consultancy Agreement, Mr. Klinger will devote substantially all of his time and efforts providing consulting services as reasonably requested by the Company's CEO and the Board with respect to the Company's operations during the Consultancy Period. The Company will pay Mr. Klinger a consulting fee at the rate of $150,000 per month for three months. The Consultancy Agreement amended each of the Stock Option Agreement and Restricted Stock Unit Agreement between the Company and Mr. Klinger (collectively, the "Stock Agreements"). Under the Stock Agreements, if a Change in Control (as defined in the EIP) occurs within six months of the expiration of the Stock Agreements, Mr. Klinger is entitled to full accelerated vesting of his stock options and restricted stock units. The Consultancy Agreement amended the Stock Agreements to provide that options and restricted stock units granted to Mr. Klinger will remain outstanding for an additional three (3) months. Therefore, if a Change in Control occurs within nine months from January 1, 2011, Mr. Klinger will be entitled to full accelerated vesting of the stock options and restricted stock units under the Stock Agreements. The definition of Change in Control in the EIP is described below in Potential Payments upon Termination or Change in Control.

Agreement with Mr. Murphy.    Mr. Murphy separated his employment from Old SSCC on February 25, 2010. The Company and Mr. Murphy entered into a Confidential Consulting Agreement (the "Consulting Agreement") dated June 30, 2010 in connection with his termination of employment pursuant to which Mr. Murphy agreed to provide part-time consulting services to the Company and its affiliates to assist them in their efforts to meet their financial and operational goals, including emergence from bankruptcy. Mr. Murphy provided consulting services to the Company under the Consulting Agreement for approximately 6 months. In exchange for Mr. Murphy's agreement to provide consulting services to the Company, the Company paid Mr. Murphy certain consulting fees, the employer portions of his insurance premiums, the incentive bonus that would have been earned under the 2009 LTIP, and a special lump sum payment for Mr. Murphy to use for outplacement services and relocation expenses. The Creditors Committee and the U.S. Court approved this Agreement. Amounts paid to Mr. Murphy are shown in the Summary Compensation Table.

Agreements with Messrs. Hunt and Strickland.    The Amended and Restated Employment Security Agreements (each a "Security Agreement") between the Company and each of Mr. Hunt and Mr. Strickland became effective as of June 30, 2010. Under Mr. Hunt's Security Agreement, he is entitled to receive an initial annual base salary of $408,500, which was increased to $460,000 effective November 1, 2010 in connection with his promotion to Chief Administrative Officer and General Counsel. Under Mr. Strickland's Security Agreement, he is entitled to receive an initial base salary of $415,000. Each executive officer's base salary is subject to annual adjustments, if any, as determined by the Board, provided that in no event may the base salary be reduced without the executive's prior written consent.

Each Security Agreement provides that Messrs. Hunt and Strickland are eligible to participate in the Company's annual incentive plans, long-term incentive plans, and any equity-based or other incentive compensation plans, including the 2010 MIP and the EIP. Each of Mr. Hunt and Mr. Strickland also received an emergence equity grant under the terms of the Security Agreements, as further described in Equity Grants upon Emergence From Bankruptcy. The executives are also eligible to participate in employee benefit plans and receive other benefits and perquisites made available to senior executives generally.

The Security Agreements also provide that each of Messrs. Hunt and Strickland will be eligible to receive certain severance payments and other benefits if the Company terminates the executive's employment without "Cause" or if the executive terminates his employment with "Good Reason." See Potential Payments upon Termination or Change in Control for an additional discussion of termination payments that may be owed to Messrs. Hunt and Strickland in the event of termination. In the event of termination of employment, non-compete and non-solicitation provisions of the Security Agreements remain in effect for two years following the termination date. The executives are also prevented from disclosing the Company's confidential information, inventions or developments. The Creditors Committee and the U.S. Court approved these Agreements.

Agreement with Mr. Kaufmann.    The Amended and Restated Employment Security Agreement between the Company's Senior Vice President and Controller, Mr. Kaufmann (the "Kaufmann Security Agreement") became effective June 30, 2010. Mr. Kaufmann is serving as the Company's principal financial officer on an interim basis until a new Chief Financial Officer is appointed. The Kaufmann Security Agreement provides for Mr. Kaufmann to receive certain payments and benefits upon employment termination on or after a "Change in Control" (as defined in the Kaufmann Security Agreement). Post-termination benefits are described in more detail below under Potential Payments upon Termination or Change in Control. The Creditors Committee and the U.S. Courts approved this Agreement.

The Kaufmann Security Agreement also contains certain restrictive covenants that prohibits Mr. Kaufmann from (i) disclosing the Company's confidential information, inventions or developments, (ii) diverting any business opportunities or prospects from the Company, (iii) during employment, competing with any business conducted by the Company or its affiliates, (iv) for two years following the termination of his employment, competing with any business conducted by the Company or its affiliates as of the termination of his employment, and (v) for two years following the termination of his employment, soliciting employees, customers or suppliers of the Company or its affiliates.

Tax and Accounting Implications

In designing executive compensation programs, the Compensation Committee takes into consideration the impact of various regulatory issues such as Internal Revenue Code Sections 162(m) and 409A. Section 162(m) denies a tax deduction to any publicly held corporation for compensation in excess of $1 million paid in a year to any individual who, on the last day of that year, is a "covered employee." Covered employees include the chief executive officer and the four highest compensated executive officers. The limitations on deductibility do not apply to compensation that qualifies as performance-based under Section 162(m). Generally, the Compensation Committee believes that it is in the best interest of our stockholders to only pay compensation which is deductible by the Company. However, where it is deemed necessary and in our best interest to continue to attract and retain the best possible executive talent, and to motivate executives to achieve the goals of our business strategy, the Committee may approve compensation to executive officers that may exceed the Section 162(m) limits of deductibility.

RISK ASSESSMENT IN COMPENSATION PROGRAMS

Consistent with new SEC disclosure requirements, we have assessed the Company's compensation programs and have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. The Company's management assessed our executive and broad based compensation and benefits programs to determine if the program's provisions and operations create undesired or unintentional risk of a material nature. This risk assessment process included a review of program policies and practices; program analysis to identify risk and risk control related to the programs; and determinations as to the sufficiency of risk identification, the balance of potential risk to potential reward, risk control, and the support programs and their risks to company strategy.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee currently is or was during the year ended December 31, 2010, an officer, former officer or employee of the Company or any of its subsidiaries. During the year ended December 31, 2010, no executive officer of the Company or Old SSCC served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the Company's compensation committee, (ii) the board of directors of another entity in which one of the executive officers of such entity served on the compensation committee, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Board. During the year ended December 31, 2010, no member of the compensation committee had any relationships requiring disclosure by us under any paragraph of Item 404 of Regulation S-K. The members of the Post-emergence Committee are shown below. The members of the Pre-emergence Committee, who are no longer directors, were William D. Smithburg, Connie K. Duckworth, William T. Lynch, and Jerry K. Pearlman.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Submitted by the Compensation Committee of the Board of Directors.

Compensation Committee
Timothy J. Bernlohr, Chairman Jonathan F. Foster Ralph F. Hake Arthur W. Huge

2010 Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by each of our NEOs, for the fiscal year ended December 31, 2010. The three primary elements of compensation, as well as other benefits and perquisites, are discussed in detail above under Compensation Discussion and Analysis. Pension benefits payable to the NEOs are discussed in detail below under Pension Benefits and detailed information regarding compensation of the NEOs pursuant to their employment agreements or employment security agreements is set forth above under Compensation Discussion and Analysis — Employment Agreement and Severance Agreements.

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-equity Incentive Plan Compensation ($)(4)	Change In Pension Value & Non-Qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Patrick J. Moore	2010	1,107,000	2,981,094	0	0	7,957,453	6,821,061	191,163	19,057,771
Chief Executive	2009	1,107,000	0	0	0	2,079,104	2,384,903	43,019	5,614,026
Officer	2008	1,089,000	0	894,000	900,000	553,500	63,285	93,527	3,593,312
John R. Murphy(7)	2010	66,667	0	0	0	568,610	0	358,222	993,499
Senior Vice President and Chief Financial Officer	2009	250,000	25,000	0	0	240,685	0	44,828	560,513
Steven J. Klinger(8)	2010	795,000	0	5,522,096	6,984,976	5,706,247	357,911	5,217,177	24,583,407
President and Chief	2009	795,140	0	0	0	1,493,123	355,724	17,150	2,661,137
Operating Officer	2008	783,750	0	670,500	675,000	397,500	108,966	11,022	2,646,738
Craig A. Hunt	2010	417,083	0	938,754	1,187,443	1,431,569	0	163,299	4,138,148
Chief Administrative	2009	408,500	0	0	0	613,777	78,264	17,150	1,117,691
Officer and General Counsel	2008	403,875	0	116,220	117,000	204,250	70,660	11,403	923,408
Steven C. Strickland	2010	405,333	0	938,754	1,187,443	1,142,646	0	46,567	3,720,743
Senior Vice	2009	357,206	116,703	0	0	536,397	0	17,150	1,027,456
President and General Manager, Container Division	2008	349,000	65,000	143,040	144,000	129,000	0	7,750	837,790
Paul K. Kaufmann(9)	2010	313,000	0	521,532	659,689	640,855	0	1,081,038	3,216,114
Senior Vice President and Corporate Controller

(1)
Amounts shown under "Bonus" for Mr. Moore in 2010 represent a special incentive paid pursuant to the terms of his employment agreement. See Compensation Discussion and Analysis — Employment and Severance Agreements and Annual Incentives for additional discussion of this incentive. Amounts shown for Mr. Strickland in 2009 represent a payment in lieu of club initiation fees and in 2008 represent a cash payment in connection with significant corporate transactions. The amount shown for Mr. Murphy in 2008 represents a discretionary payment in recognition of service.

(2)
Amounts shown under "Stock Awards" reflect the grant date fair value, computed in accordance with FASB's Accounting Standards Codification Topic 718 (formerly SFAS 123(R)), of RSUs awarded to the NEOs under the EIP in 2010 upon emergence from bankruptcy and in 2008 under our previous long term incentive plan. See Compensation Discussion and Analysis — Equity Grants upon Emergence from Bankruptcy for additional information about the terms of the 2010 grants.

(3)
Amounts shown under "Option Awards" reflect the grant date fair value, computed in accordance with FASB's Accounting Standards Codification Topic 718 (formerly SFAS 123(R)), of options granted to the NEOs in 2010 under the EIP upon emergence from bankruptcy and in 2008 under our previous long term incentive plan. See Note 17 to the Consolidated Financial Statements for a discussion of the assumptions used in the valuation of stock options. See Compensation Discussion and Analysis — Equity Grants upon Emergence from Bankruptcy for additional information about the terms of the 2010 grants.

(4)
Amounts shown under "Non-Equity Incentive Plan Compensation" represent cash paid to each NEO under the MIP for each year and the 2009 LTIP for 2010. See Compensation Discussion and Analysis — Long-Term Incentives for information concerning the terms of these plans and the awards and the payments for each plan. Additional information about the 2010 MIP is also included in the Grants of Plan Based Awards Table below.

(5)
Amounts shown under "Change In Pension Value & Non-Qualified Deferred Compensation Earnings" include the change in pension value from January 1, 2010 to December 31, 2010, January 1, 2009 to December 31, 2009, and from January 1, 2008 to December 31, 2008, respectively, under our tax-qualified pension plan for our salaried employees, and the particular non-qualified supplemental pension plan in which each of the respective NEOs participates. In addition, we have a non-qualified deferred compensation plan in which Mr. Moore is the only active participant. For Mr. Moore, $36,694, $38,167, and $34,774 of income accrued during 2010, 2009 and 2008, respectively, under the non-qualified deferred compensation plan is also included in this column. See Pension Benefits below for discussion regarding the termination of certain plans in connection with our bankruptcy reorganization and the current status of our plans. Due to the impact of the bankruptcy, Mr. Hunt and Mr. Kaufmann both had a negative change in pension value for the fiscal year ended December 31, 2010. The amounts were $185,674 and $937,368, respectively. The amounts in the table are reported as 0. Mr. Hunt and Mr. Kaufmann received settlements upon termination of certain plans. These amounts are included in All Other Compensation. Calculations for the change in pension value are based on the assumptions used for financial statement purposes as of the last day of the fiscal year except that retirement is assumed to be unreduced retirement age as defined in the plans (age 62 for Messrs. Moore, Hunt, Kaufmann and Klinger).

(6)
Amounts shown under "All Other Compensation" for 2010 include all other compensation paid to the NEOs, whether or not the particular element of compensation constitutes a perquisite that is not generally available to all salaried employees on a non-discriminatory basis and consist of the following:

	401(k) Contrib.	Insurance Benefit(a)	Financial/ Legal Fees	Executive Physicals	Termination Related(b)	Consulting Fees(c)	Severance Bonus(d)	Retirement Plan Payout(e)
Mr. Moore	17,150	47,489	120,124	6,400	—	—	—	—
Mr. Murphy	15,141	1,767	7,500	—	133,558	200,256	—	—
Mr. Klinger	17,150	25,577	170,500	3,950	—	—	5,000,000
Mr. Hunt	17,150	25,055	—	—	—	—	—	121,094
Mr. Strickland	17,081	26,206	—	3,280	—	—	—	—
Mr. Kaufmann	17,150	25,969	—	—	—	—	—	1,037,919

(a)
Includes split dollar life insurance for Mr. Moore, disability premiums for all NEOs and long term disability and executive disability benefits for all NEOs except Mr. Murphy. Executive disability benefits provide additional disability benefits to corporate officers than provided under our long-term disability plan for salaried employees.

(b)
Includes outplacement and relocation services ($125,000), moving expenses ($1,302), tax gross up for moving expenses ($961), ongoing health coverage ($3,218), and earned and unused vacation ($3,077).

(c)
Paid pursuant to the terms of Mr. Murphy's Consulting Agreement. See Compensation Discussion and Analysis — Employment and Severance Agreements for additional information.

(d)
Owed to Mr. Klinger upon his termination pursuant to the terms of the Release Agreement. See Compensation Discussion and Analysis — Employment and Severance Agreements for additional information. This amount will be paid in March 2011.

(e)
The amounts shown for Mr. Hunt represent a pro-rata distribution upon the termination of the SIPP III Plan, in connection with our bankruptcy reorganization. Mr. Hunt had a scheduled SIPP III Plan claim in our bankruptcy in the amount of $187,327 and he received a pro-rata distribution in accordance with the Plan of Reorganization in stock valued at $121,094 (5,787 shares of our Common Stock) to satisfy his scheduled claim. The amount shown for Mr. Kaufmann represents a pro-rata distribution upon the termination of our SIPP II Plan, in connection with our bankruptcy reorganization. Mr. Kaufmann had a scheduled SIPP II Plan claim in our bankruptcy in the amount of $1,153,243 and he elected to receive a pro-rata distribution in accordance with the cash out option contained in the Plan of Reorganization resulting in a cash payment in the amount of $1,037,919.
(7)
Mr. Murphy resigned his position effective February 25, 2010. He remained a consultant for an additional 6 months and received $200,256 in consulting fees which is shown in "All Other Compensation".

(8)
Mr. Klinger resigned effective December 31, 2010.

(9)
Mr. Kaufmann has been acting in the capacity of principal financial officer since Mr. Murphy's resignation. Mr. Kaufmann became an NEO for the first time in 2010.

Grants of Plan-Based Awards in 2010

The following table sets forth additional information about non-equity incentive plan awards and stock and option awards granted in the fiscal year ended December 31, 2010.

						All Other Stock Awards; Number of Shares of Stock or Units(2) (#)	All Other Option Awards; Number of Securities Underlying Options(2) (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)							Grant Date of Fair Value Stock and Option Awards ($)
								Exercise Price of Option Awards(3) ($/sh)	Closing Market Price on Date of Grant ($)
		Date of Compensation Committee Action
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)
Mr. Moore(4)			343,094	686,188	1,200,830
			320,878	641,757	1,283,513

Mr. Murphy	—	—	—	—	—	—	—	—	—	—

Mr. Klinger(4)(5)			246,396	492,791	862,384
			230,441	460,882	921,764
	7/1/10	6/22/10					743,478	20.74	22.00	6,984,976
	6/30/10	6/22/10				234,783				5,522,096

Mr. Hunt			114,055	228,110	399,192
			73,411	146,822	293,643
	7/1/10	6/22/10					126,391	20.74	22.00	1,187,443
	6/30/10	6/22/10				39,913				938,754

Mr. Strickland			102,897	205,795	360,140
			73,222	146,444	292,888
	7/1/10	6/22/10					126,391	20.74	22.00	1,187,443
	6/30/10	6/22/10				39,913				938,754

Mr. Kaufmann			54,325	108,650	190,137
			39,447	78,893	157,786
	7/1/10	6/22/10					70,217	20.74	22.00	659,689
	6/30/10	6/22/10				22,174				521,532

(1)
Represents awards made under the 2010 MIP. The first line for each NEO represents the target amounts for the period January 1, 2010 to June 30, 2010, and the second line represents the target amounts for the period July 1, 2010 to December 31, 2010. See Compensation Discussion and Analysis — Long-Term Incentives for additional information on these plans. The actual amounts paid are shown in the Summary Compensation Table.

(2)
Represents awards made in connection with our emergence from bankruptcy. See Compensation Discussion and Analysis — Equity Grants upon Emergence from Bankruptcy for additional information about these awards.

(3)
Pursuant to the terms of the Plan of Reorganization the exercise price was based on a 30-day average post-emergence. See Compensation Discussion and Analysis — Equity Grants upon Emergence from Bankruptcy.

(4)
Pursuant to the terms of their Employment Agreements, these amounts were reduced by $30,000 in 2010.

(5)
Pursuant to the Release Agreement with Mr. Klinger, upon his termination vesting accelerated for 247,826 shares subject to options and 78,261 shares subject to RSUs. The rest were terminated, subject to provisions relating to acceleration upon a Change in Control.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table discloses information regarding outstanding awards under the EIP as of December 31, 2010.

	Option Awards(1)
			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercisable Options (#) Unexercisable				Stock Awards(1)
Name				Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Patrick J. Moore	0	0	0	0	0	0	0
John R. Murphy	0	0	0	0	0	0	0
Steven J. Klinger(2)	247,826	0	0	$20.74	07/01/2017	0	0
Craig A. Hunt	0	126,391	0	$20.74	07/01/2017	39,913	$938,754
Steven C. Strickland	0	126,391	0	$20.74	07/01/2017	39,913	$938,754
Paul K. Kaufmann	0	70,217	0	$20.74	07/01/2017	22,174	$521,532

(1)
The following table summarizes information regarding the vesting of options and stock awards outstanding as of the fiscal year ended December 31, 2010

Name	Award Type	# Shares	Vesting Date	# Shares	Vesting Date	# Shares	Vesting Date
Craig A. Hunt	Option	42,130	7/01/2011	42,131	7/1/2012	42,130	7/1/2013
	RSU	13,304	6/30/2011	13,305	6/30/2012	13,304	6/30/2013
Steven C. Strickland	Option	42,130	7/01/2011	42,131	7/1/2012	42,130	7/1/2013
	RSU	13,304	6/30/2011	13,305	6/30/2012	13,304	6/30/2013
Paul K. Kaufmann	Option	23,405	7/01/2011	23,406	7/1/2012	23,406	7/1/2013
	RSU	7,391	6/30/2011	7,392	6/30/2012	7,391	6/30/2013

(2)
Pursuant to the Release Agreement with Mr. Klinger, vesting accelerated upon his termination for 247,826 shares subject to options and 78,261 shares subject to RSUs. The rest of his options totaling 495,652 and RSUs for 156,522 shares were terminated, subject to provisions relating to acceleration upon a Change in Control.

Option Exercises and Stock Vested in 2010

The following table summarizes information regarding the exercise of options and the vesting of stock awards during the fiscal year ended December 31, 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Patrick J. Moore	0	0	146,482	$26,367
John R. Murphy	0	0	—	$—
Steven J. Klinger(2)	0	0	171,501	$2,020,239
Craig A. Hunt	0	0	—	$—
Steven C. Strickland	0	0	13,585	$2,445
Paul K. Kaufmann	0	0	—	$—

(1)
Represents the value of the shares based on the market value of the common stock at the vesting date. Amounts for Mr. Moore and Mr. Strickland and a portion for Mr. Klinger were for the common stock prior to our emergence from bankruptcy, and were reduced in the bankruptcy in the same manner as all stockholders.

(2)
Amounts for Mr. Klinger include vested RSUs from prior grants as well as the aggregate fair market value for the 78,261 RSU's that vested upon his termination. The rest of Mr. Klinger's RSUs (156,522 shares) were terminated, subject to provisions relating to acceleration upon a Change in Control.

2010 Pension Benefits

We provide retirement benefits to each of the NEOs (other than Messrs. Klinger, Murphy and Strickland) under a tax-qualified defined benefit pension plan (the Smurfit-Stone Container Corporation Pension Plan for Salaried Employees (the "Tax-Qualified Pension Plan", which contains provisions under the "JSC Pension Plan" or "Universal Pension Plan", as defined below) and, prior to reorganization, one of three non-qualified defined benefit pension plans (the Jefferson Smurfit Corporation Supplemental Income Pension Plan II ("SIPP II"), the Jefferson Smurfit Corporation Supplemental Income Pension Plan III/Stone Top-Hat Plan/St. Laurent Paperboard Executive Supplemental Retirement Plan ("SIPP III"), or the plan established pursuant to the Executive Retirement Agreement with Mr. Klinger. Post reorganization benefits are based on Mr. Moore's Emergence Agreement in accordance with the prior SIPP II and the Executive Retirement Agreement with Mr. Klinger. For service prior to January 1, 2007, Tax-Qualified Pension Plan benefits for employees of the former Jefferson Smurfit Corporation are determined under the Jefferson Smurfit Corporation Pension Plan (the "JSC Pension Plan"). For service after December 31, 2006, benefits are based on the provisions of the Universal Pension Plan. All benefit accruals in the Pension Plan ceased as of December 31, 2008. The following table discloses information regarding the present value of the current accrued pension benefits of the NEOs computed as of December 31, 2010.

NAME	PLAN NAME(1)	NUMBER OF YEARS OF CREDITED SERVICE	PRESENT VALUE OF ACCUMULATED BENEFIT(2)
Patrick J. Moore	Tax Qualified Pension Plan	22	$592,210
	SIPP II	24	$15,471,870
	Total		$16,064,080
John R. Murphy	N/A		$0.00
	Total		$0.00
Steven J. Klinger(3)	Executive Retirement Agreement	6	$916,880
	Total		$916,880
Craig A. Hunt(4)	Tax Qualified Pension Plan	18	$345,193
	SIPP III		$0.00
	Total		$345,193
Steven C. Strickland	N/A		$0.00
	Total		$0.00
Paul K. Kaufmann(5)	Tax Qualified Pension Plan	18	$510,385
	SIPP II		$0.00
	Total		$510,385

(1)
The Tax-Qualified Pension Plan means the Smurfit-Stone Container Corporation Pension Plan for Salaried Employees. All of the other plans are non-qualified plans, and are described below.

(2)
The assumptions used in computing the actuarial present value of accumulated benefits of the NEOs presented in the Pension Benefits table are the same as those used in Note 15 to the Consolidated Financial Statements. Discount rates of 5.28%, 0.33% and 5.43% were used for the Tax-Qualified Pension Plan, Mr. Moore's Emergence Agreement and Mr. Klinger's Executive Retirement Agreement, respectively. The mortality table used to estimate the life expectancy of the NEOs was the RP2000 Combined Mortality projected to 2017 on Scale AA with white collar adjustments. For Mr. Klinger's payments, an interest rate of 2.00% was used for the first five years, 5.25% for the next 15 years and 6.00% after 20 years and the mortality table used was the 2011 combined static PPA funding mortality, blended 50% male and 50% female and projected to the assumed payment date based on Scale AA. For Mr. Moore's lump-sum payment, an interest rate of 1.65% was used for the first five years, 4.91% for the next 15 years and 6.52% after 20 years, and the mortality table used was the 2011 combined static PPA funding mortality, blended 50% male and 50% female, and projected to the assumed payment date based on Scale AA. No pre-retirement decrements were taken into account. The form of payment assumed a life annuity for the Tax-Qualified Pension Plan benefits, a five-year payout for Mr. Klinger's Executive Retirement Agreement and a lump-sum payout for Mr. Moore's Emergence Agreement. The assumed normal retirement age used in these computations is 62, the earliest age at which unreduced benefits are available to a plan participant pursuant to the terms of the respective plans. Mr. Klinger's normal retirement age is assumed to be 62 under Mr. Klinger's Executive Retirement Agreement. Mr. Moore and Mr. Kaufmann are the only NEOs currently eligible for early retirement under any of our pension plans. Under the Tax-Qualified Pension Plan and SIPP II, employees age 55 or older with at least five years of service are eligible for early retirement. Mr. Moore and Mr. Kaufmann would receive the benefit provided under the JSC Pension Plan for service through December 31, 2006, reduced by 5/12% for each month by which the commencement of pension benefit payments precedes his 62nd birthday, plus the benefit provided under the Universal Pension Plan for service from January 1, 2007 through December 31, 2008, reduced by 0.5% for each month by which the commencement of pension benefit payments precedes his 65th birthday. Mr. Moore would receive the benefit under his Emergence Agreement reduced by 5/12% for each month by which the commencement of pension benefit payments precedes his 62nd birthday. For service for the period after January 1, 2007, the benefit under Mr. Moore's Emergence Agreement would be further reduced to the same extent the benefit under the Tax-Qualified Pension Plan was reduced upon the change to the Universal Pension Plan formula. See "Pension Plans" below for a description of, and benefit formulas under, the Tax-Qualified Pension Plan and Mr. Moore's Emergence Agreement. Mr. Murphy and Mr. Strickland do not participate in any of our pension plans.

(3)
Pursuant to the terms of his Executive Retirement Agreement, Mr. Klinger received two additional years of credited service for his retirement calculation.

(4)
Mr. Hunt received a settlement of his bankruptcy claim for SIPP III plan benefits in 2010 and this amount is reflected in the All Other Compensation section of the Summary Compensation Table.

(5)
Mr. Kaufmann received a settlement of his bankruptcy claims for SIPP II plan benefits in 2010 and this amount is reflected in the All Other Compensation section of the Summary Compensation Table.

Pension Plans

Pursuant to the Plan of Reorganization, as of the Effective Date, the Tax-Qualified Pension Plan, Mr. Moore's Emergence Agreement and Mr. Klinger's Executive Retirement Agreement were assumed by the Debtors and assigned to the Reorganized Debtor.

On the Effective Date, the Reorganized SSCC and any other Reorganized Debtor whose employees are covered by the SSCC Pension Plan for Hourly Employees or the SSCC Pension Plan for Salaried Employees assumed and continued these plans, agreed to satisfy the minimum funding standards under the SSCC Pension Plan for Hourly Employees and the SSCC Pension Plan for Salaried Employees pursuant to 26 U.S.C. § 412 and 29 U.S.C. § 1082, and agreed to administer the SSCC Pension Plan for Hourly Employees and the SSCC Pension Plan for Salaried Employees in accordance with their terms and the provisions of ERISA.

Pursuant to the Plan of Reorganization, as of the Effective Date, the SIPP II and SIPP III ("Non-Qualified Employee Benefit Plans") were rejected by the Debtors and deemed to have been terminated as of the Effective Date. Benefits under the SIPP II formula were continued for Mr. Moore pursuant to his Emergence Agreement. All Non-Qualified Employee Benefit Plans claims were treated as general unsecured claims under the Plan of Reorganization and were, or continue to be, resolved in accordance with the Debtors' claims reconciliation process.

  Tax-Qualified Pension Plan

Jefferson Smurfit Corporation Pension Plan.    Participants earn service for the period of employment prior to January 1, 2007. The benefit formula is 1.5% of final average earnings minus 1.2% of the primary insurance amount, all multiplied by years of service. Earnings include total compensation except for payments under annual incentive plans, and any long-term incentive program or employment contract, up to the applicable tax-qualified plan compensation limit ($230,000 in 2008). Final average earnings are the average of the highest five consecutive years of earnings out of the last 10 years prior to December 31, 2008. Participants vest in their benefits after completing five years of service with us. The normal retirement age is age 65, but participants who complete 25 years of service or are age 55 with five years of service may elect to retire early. Benefits are reduced by 5% per year from age 65 if the participant has less than 10 years of service at termination and from age 62 if the participant has at least 10 years of service.

Universal Pension Plan.    Participants earn service for the period of employment with us for the period after December 31, 2006 and prior to January 1, 2009. The benefit formula is 0.9% of final average earnings plus 0.4% of final average earnings in excess of covered compensation, all multiplied by years of service up to 30 years (or 30 years less service earned prior to January 1, 2007, under the predecessor plan). Earnings include total compensation except for payments under the MIP, certain other annual incentive plans and any long-term incentive program or employment agreement, up to the applicable tax-qualified plan compensation limit ($230,000 in 2008). Final average earnings are the average of the highest five consecutive years of earnings out of the last 10 years prior to the earlier of termination or December 31, 2008. Participants vest in their benefits after completing five years of service with us. The normal retirement age is age 65, but participants who are age 55 with 10 years of service may elect to retire early. Benefits are reduced by 6% per year from age 65.

Mr. Moore's Emergence Agreement.    Pursuant to the terms of the Emergence Agreement, Mr. Moore is entitled upon retirement to a supplemental pension benefit that will be determined and payable in accordance with the applicable terms and conditions of, and the formula set forth in the SIPP II, as though the SIPP II had continued in effect after the Effective Date. The SIPP II benefit formula is 2.5% of final average earnings multiplied by service limited to 20 years plus 1.0% of final average earnings multiplied by service in excess of 20 years minus 1.2% of the primary insurance amount multiplied by service and less the benefit earned under the tax-qualified pension plan. The portion of the benefit earned for service after December 31, 2006 (before the tax-qualified offset) is adjusted by a fraction, the numerator of which is the portion of the Universal tax-qualified benefit that would have been earned for service after December 31, 2006, if benefit accruals had not ceased under the Universal Plan and the denominator of which is the tax-qualified benefit that would have been earned for service after December 31, 2006, if the SIPP II Plan provisions had not been amended. Earnings are base pay plus amounts earned under the MIP. Final average earnings are the average of the highest five consecutive years of earnings out of the last 10 years prior to termination. The normal retirement age is age 65, but participants who are age 55 with five years of service may elect to retire early. The benefit is reduced by 5% per year from age 65 if the participant has less than 10 years of service at termination and from age 62 if the participant has at least 10 years of service. For the portion of the benefit earned for service after December 31, 2006, the early commencement factors are applied to the respective benefits before the fractional adjustment described above is made. The normal form of payment is a single-life annuity. Participants were required to elect to receive their benefits in the form of a lump-sum distribution or another optional form, which is actuarially equivalent, by making a written election by December 31, 2008. Mr. Moore elected the lump-sum distribution.

Executive Retirement Agreement with Mr. Klinger.    The Klinger Retirement Agreement was designed to provide a target benefit to Mr. Klinger. Service is earned while he is employed by us. The benefit formula is 50% of final average earnings, less $30,678 and benefits earned under any Company sponsored retirement plans, excluding accruals attributable to salary deferrals and matching employer contributions. Earnings include basic salary and annual incentive bonuses, but exclude compensation under long-term incentive plans and any other bonus or incentive compensation. Final average earnings are the average of the highest four consecutive years of earnings out of the last 10 years prior to termination. Mr. Klinger is immediately vested in his benefit. Prior to completing 15 years of service with us, the benefit will be prorated by the ratio of service at termination to 15. Mr. Klinger is entitled to a full retirement benefit after completion of 15 years of service. Benefits commence on the age 62. The normal form of payment is a single-life annuity. The value of the single-life annuity benefit is converted and paid in five equal annual installments.

2010 Non-Qualified Deferred Compensation

The following table discloses contributions, earnings and balances under our non-qualified deferred compensation plan for Mr. Moore as of December 31, 2010. This non-qualified deferred compensation plan is no longer offered by us, and Mr. Moore is the only NEO participating in the plan. He is no longer eligible to make executive contributions to the plan, and we make no registrant contributions to the plan. The only contributions made to this plan were employee contributions of deferred bonus payments from 1991. Earnings in Mr. Moore's account accrue on the basis of a fixed rate of interest tied to Moody's Corporate Bond Yield Index plus 2%. The earnings represent an unfunded liability of ours. Subject to the impact of our bankruptcy filing, Mr. Moore will be entitled to receive the payout under this plan only upon retirement or other termination of employment with us.

NAME	REGISTRANT CONTRIBUTIONS IN LAST FISCAL YEAR ($)	AGGREGATE EARNINGS IN LAST FISCAL YEAR ($)(1)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS ($)	AGGREGATE BALANCE AT LAST FISCAL YEAR END ($)(a)
Mr. Moore	$0	$36,694	$0	$524,639

(1)
The amount shown in the column titled Aggregate Earnings in Last Fiscal Year for Mr. Moore is included in the Change in Pension Value & Non-Qualified Deferred Compensation Earnings column of the Summary Compensation Table for 2010, and the portion of the amount shown in the column titled Aggregate Balance at Last Fiscal Year End for Mr. Moore attributable to aggregate earnings in 2008 and 2009 ($34,774 and $38,167, respectively) was reported in that column of the Summary Compensation Table for such years.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Each of the NEOs has a written employment agreement with the Company. As discussed in the Compensation Discussion and Analysis section of this Proxy Statement, these agreements are meant to promote the stability and continuity of senior management following our emergence from bankruptcy and in the event of an actual or anticipated change or control. These employment agreements are generally described above under the heading "Compensation Discussion and Analysis — Employment and Severance Agreements."

The provisions of the various agreements that entitle NEOs to potential payments in the event of termination or a change in control of the Company are set forth in detail below. In addition, the Company's MIP and EIP provide certain additional benefits to NEOs upon certain termination events, as described below.

Mr. Moore's Emergence Agreement

Under the Emergence Agreement and the Amendment, the Company shall employ Mr. Moore until the Retirement Date provided the Retirement Date may be accelerated to an earlier date (i) by the Board for any reason other than Cause upon thirty (30) calendar days' advance written notice; (ii) by Mr. Moore if he terminates his employment for Good Reason or following a Change in Control; or (iii) due to Mr. Moore's death. Upon Mr. Moore's termination for any of the above reasons and provided that Mr. Moore executes and returns to the Company an enforceable waiver and release in a form acceptable to the Company and that he remains in compliance with his obligations under the Emergence Agreement (including without limitation the non-competition, non-solicitation and confidentiality provisions), the Company shall be obligated to:

  •
  Pay Mr. Moore a new supplemental pension benefit that shall be determined and payable in accordance with the applicable terms and conditions of, and the formula set forth in the SIPP II (as though the SIPP II had continued in effect after the Effective Date);

  •
  Provide him with reasonable office space and secretarial support at the Company's offices in the Saint Louis, Missouri metropolitan area, at the Company's expense, through the period ending on December 31st of the second year following his retirement date, provided that this entitlement shall cease upon his full-time employment by another employer;

  •
  Pay Mr. Moore the incentive payment described below (if not already paid);

  •
  Determine Mr. Moore's age and service with the Company with respect to the amount of benefits under the Company's executive benefit plans based on his actual age and service as of the retirement date;

  •
  Pay (i) any earned but unpaid base salary through the date of retirement, (ii) any earned but unpaid bonus under the Company's annual incentive plan, (iii) an amount equal to the supplemental pension benefit, (iv) any earned but unused vacation, and (v) any unreimbursed expenses; and

  •
  Pay the employer portion of the costs of continued health coverage at his then-current level under the Company's health, dental, life, disability and other welfare-benefit plans for 3 years following the retirement date (subject to the exceptions set forth in the Emergence Agreement).

In the event of a Change of Control (as described below) during Mr. Moore's employment period or at any time prior to the Retirement Date if the Company receives an offer from a third party to purchase the Company or enter into any other transaction that would constitute a Business Combination that results in a Change of Control within fifteen months after the Effective Date (and provided that Mr. Moore participates in the efforts to sell the Company or effectuate the Business Combination), the Company will pay to Mr. Moore, within 30 calendar days after the Change in Control, an additional lump sum payment equal to:

  •
  The monetary value of equity that the individual holding the positions of President and Chief Operating Officer of the Company would receive if all equity-based compensation received pursuant to and in accordance with the Company's Plan of Reorganization were fully vested and liquidated at the Change in Control Value, reduced by

  •
  the amount of the annual incentive payment (as described in Compensation Discussion and Analysis — Employment and Severance Agreements).

A "Change in Control" is defined in the Emergence Agreement as any of the following events: (A) the beneficial ownership of more than 20% of the combined voting power of the outstanding Company voting securities is accumulated, held or acquired by a Person (as defined in Section 3(a)(9) of the '34 Act, as amended, and used in Sections 13(d) and 14(d)) other than the Company; (B) change in the majority of the Board; (C) consummation by the Company of a reorganization, merger or consolidation, or sale or other disposition of all or substantially all the assets of the Company or the acquisition of assets or stock of another entity (a "Business Combination"), in each case, unless, following such Business Combination, (1) more than 60% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the company resulting from such Business Combination, (2) no person beneficially owns, directly or indirectly 20% or more of the combined voting power of the then outstanding voting securities eligible to elect directors the parent corporation, and (3) at least a majority of the members of the board of directors of the parent corporation were members of the incumbent board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; (D) approval of the stockholders of a complete liquidation or dissolution of the Company; or (E) the consummation of a reorganization, complete liquidation, or dissolution under the U.S. Bankruptcy Code, excluding the Plan of Reorganization and the Chapter 11 cases.

For purposes of the Emergence Agreement "Change of Control Value" means (A) the consideration paid or payable or the value received or receivable with respect to a share of Common Stock of the Company in connection with the Change in Control (as reasonably determined by the Company), multiplied by the number of shares of Common Stock, common stock units, or common stock equivalents held by the President and Chief Operating Officer of the Company or (B) in the case of an option, stock appreciation right or the equivalent, "Change in Control Value" means the amount described in subsection (A), reduced by the exercise price or strike price of the option, stock appreciation right or the equivalent.

In the event of Mr. Moore's termination other than as described above, the Company's sole obligation under the Emergence Agreement is to pay Mr. Moore: (i) any earned but unpaid base salary through the effective date of his termination, (ii) any earned but unpaid bonus under the Company's annual incentive plan, (iii) an amount equal to the Supplemental Pension Benefit, calculated as set forth in the Emergence Agreement, (iv) any earned but unused vacation time, and (v) any reimbursed expenses.

In the event Mr. Moore terminates his employment with the Company without Good Reason, the Company's sole obligation will be to pay Mr. Moore: (i) the amounts described in the previous paragraph and (ii) a pro-rated portion of any annual incentive bonus(es) that he would have earned for the performance period(s) in which the effective termination date of his employment occurred as though he had remained employed and entitled to receive such bonuses for the applicable incentive plan performance period.

As a condition of receiving all payments and benefits, Mr. Moore agrees to execute a release agreement within 60 days after the effective date of his termination.

"Good Reason" is defined in Mr. Moore's Emergence Agreement as the occurrence of any of the following without the executive's consent:

  •
  Assigning the executive duties that are materially inconsistent with those of a chief executive officer for similar companies in similar industries;

  •
  Requiring the executive to report to anyone other than to the Board;

  •
  A material breach of the agreement by the Company;

  •
  Requiring the executive to relocate his principle business office to a location not within fifty (50) miles of either the Company's principal business office located in St. Louis, Missouri metropolitan area or Chicago, Illinois metropolitan area; provided, however, requiring the executive to move his office from St. Louis to Chicago or Chicago to St. Louis shall not be considered Good Reason; or

  •
  The agreement is not assigned from Old SSCC to the Company;

    provided, however the executive must provide the Company 30 days notice prior to the executive's resignation for Good Reason and if the Company fails to cure or otherwise remedy such occurrence within 30 days after receiving such notice from the executive.

In the event that it is determined that any payment or distribution by the Company to or for the benefit of the executive pursuant to the terms of the Emergence Agreement or otherwise would be subject to the excise tax imposed by the Internal Revenue Code, then, subject to executive's compliance with the Emergence Agreement, the executive will be entitled to receive from the Company an additional "gross-up" payment in an amount such that after payment by the executive of all taxes, the executive retains an amount of the gross-up payment equal to the additional tax imposed upon the payments, (provided that such payments to Mr. Moore will be reduced to the extent necessary to avoid such excise tax if the aggregate of such payment is less than 110% of the "safe harbor" amount, the maximum amount an executive may receive without triggering the excise tax).

Klinger Agreements

See Compensation Discussion and Analysis — Employment and Severance Agreements above for a discussion of each of the Employment Agreement, Release Agreement, Retirement Agreement, and Consultancy Agreement between the Company and Mr. Klinger. Mr. Klinger's Restricted Stock Unit and Option Award Agreements, described below, were modified by the Release Agreement and the Consultancy Agreement.

Murphy Consultancy Agreement

See Compensation Discussion and Analysis — Employment and Severance Agreements above for a discussion of the Consultancy Agreement between the Company and Mr. Murphy and the payments that were made to Mr. Murphy on his termination. All amounts have been paid to Mr. Murphy and are shown in the Summary Compensation Table.

Security Agreements with Messrs. Hunt and Strickland

As described above under Compensation Discussion and Analysis — Employment and Severance Agreements, the Company has entered into a Security Agreement with each of Mr. Hunt and Mr. Strickland (the "Security Agreements"). Salary, bonus and other amounts are based on fiscal 2010 information. As a condition to receiving all of the payments and benefits below, each executive agreed to execute an enforceable waiver and release and remain in compliance with the non-solicitation, non-competition, confidentiality and similar restrictive covenants set forth in the Security Agreements.

Under each Security Agreement, each executive will be entitled to benefits if he is involuntarily terminated from employment by the Company other than for "Cause" or if the executive terminates for "Good Reason." "Cause" is defined in the Security Agreements as any of the following events: (1) executive's willful and continued failure to substantially perform his duties as an executive of the Company (other than any such failure resulting from inability due to physical or mental illness); (2) executive's willful misconduct, in the performance of his duties that results in injury to the Company, monetarily or otherwise, that is material or substantial; (3) executive's engaging in egregious misconduct to the extent that his credibility and reputation no longer conforms to the standard of senior executive officers of the Company; or (4) executive's material breach or threatened material breach of any provision of the agreement without the prior written consent of a duly authorized member of the Board or the Chief Executive Officer; provided, however, that an occurrence which otherwise may constitute Cause shall not constitute Cause unless a notice is delivered to the executive by the Board or the CEO that specifically identifies the conduct that the Board or the CEO believes constitutes cause, and the executive is given 15 days to cure such alleged conduct.

"Good Reason" is defined in the Security Agreements as the occurrence of any of the following without the executive's consent: (1) assigning the executive duties that are materially inconsistent with the executive's then-current status as a senior executive officer of the Company; (2) requiring the executive to report to anyone other than to the Company's chief executive officer or president; (3) failure of the Company to pay any portion of the executive's compensation within ten (10) days after the date such compensation is due or first may be paid pursuant to applicable law; (4) failure of the Company to continue in effect any broad-based bonus or incentive plan, welfare benefit, pension, retirement benefit or other benefit plan in which the executive participates or becomes legible to participate unless such discontinuance applies on a consistent basis to other senior executives of the Company, or reduction of the by the Company of the executive's target participation in its annual incentive bonus plan form the lower of the two target levels established with respect to his participating in the Company's 2010 MIP; (5) the agreement is not assigned from Old SSCC to the Company; or (6) material breach of the agreement by the Company.

In the event that Mr. Hunt or Mr. Strickland terminates his Security Agreement for "Good Reason," or the Company terminates the executive without "Cause" in addition to other amounts due to such executive upon termination, said executive shall be entitled to the following additional payments:

  •
  Two times the executive's then-current base salary, payable in equal installments during the 2 year period following the effective date of the executive's employment;

  •
  Two times the greater of (A) the average of the gross amounts earned by executive under the annual incentive plan during the three complete fiscal years prior to the termination date and (B) the actual gross amount earned by the executive under the annual incentive plan during the fiscal year immediately preceding the effective termination date;

  •
  To continue to pay the employer portion of certain insurance coverages; and

  •
  To the extent provided under applicable award agreements, to cause any and all unvested portions of executive's restricted shares, stock options and any and all other equity-based awards to become vested and exercisable as of the termination date.

Each executive's employment with the Company shall terminate automatically upon the executive's death, and the Company may immediately terminate the executive's employment by written notice at any time upon the executive's Incapacity. "Incapacity" shall mean such physical or mental condition of the executive which renders and is expected to render the executive incapable of performing the essential functions of his position for 90 consecutive calendar days or for 120 calendar days in any 180-day calendar period.

In the event Mr. Hunt or Mr. Strickland dies or the Company terminates his employment due to Incapacity, the Company's sole obligation shall be to pay the executive: (i) any earned but unpaid base salary through the effective date of his termination, (ii) any earned but unpaid bonus under the Company's annual incentive plan, (iii) any earned but unused vacation time, (iv) any reimbursed expenses, and (v) the pro-rated portion of any annual incentive bonuses that the executive would have earned for the performance periods in which the effective termination date of his employment occurred as though he remained employed through the applicable incentive plan performance period.

Each executive has the right to terminate his employment with the Company at any time within the 24-month period following a Change in Control of the Company, with or without Good Reason. Upon a Change in Control, the restricted stock units and options awarded to Messrs. Hunt and Strickland shall become fully vested.

Change in Control is defined in the Security Agreements as any of the following events:

  •
  Acquisition of 40 percent or more of the combined voting power of the Company stock is accumulated, held or acquired by a Person (as defined in Section 3(a)(9) of the '34 Act, as amended, and used in Sections 13(d) and 14(d)) other than the Company;

  •
  Change in the majority of the Board;

  •
  Consummation by the Company of a reorganization, merger or consolidation, or sale or other disposition of all or substantially all the assets of the Company or the acquisition of assets or stock of another entity (a "Business Combination"), in each case, unless, following such Business Combination, (A) more than 60% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the company resulting from such Business Combination, (B) no person beneficially owns, directly or indirectly 40% or more of the combined voting power of the then outstanding voting securities eligible to elect directors the parent corporation and (C) at least a majority of the members of the board of directors of the parent corporation were members of the incumbent board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination;

  •
  Approval of the stockholders of a complete liquidation or dissolution of the Company; or

  •
  The consummation of a reorganization, complete liquidation, or dissolution under the U.S. Bankruptcy Code.

Kaufmann Amended and Restated Employment Security Agreement

As described above under, Compensation Discussion and Analysis — Employment and Severance Agreement, Mr. Kaufmann and the Company are parties to the Kaufmann Security Agreement, which provides that if on or within two years after a Change of Control (as described below), the Company terminates Mr. Kaufmann's employment without "Cause" and for a reason other than death or "Incapacity" or he voluntarily terminates such employment with "Good Reason," subject to the terms of the Kaufmann Security Agreement, Mr. Kaufmann is entitled to the certain benefits. The Kaufmann Security Agreement provides that his receipt of these benefits is conditioned upon his execution of an enforceable waiver and release in a form acceptable to the Company and his compliance with termination procedures, non-compete, non-solicitation and confidentiality provisions, and his reasonable cooperation with the Company as set forth in the Kaufmann Security Agreement. The benefits he may be entitled to are as follows:

  •
  Two times his annual compensation (base salary plus the amount payable under any bonus plan);

  •
  Continue to pay the employer portion of certain insurance coverages ending on the earlier of (i) two years following his date of termination or (ii) the date he becomes eligible under a plan or program maintained by another entity;

  •
  Accelerated vesting of all unvested portions of the executive's restricted shares, stock options and any and all other equity-based awards (subject to the applicable award agreements); and

  •
  Payment of any accrued but unpaid base salary, earned but unpaid bonus, earned but unused vacation time, and unreimbursed expenses.

The Kaufmann Security Agreement includes the same definitions of "Cause", "Change of Control", and "Incapacity" as defined in the Security Agreements between the Company each of Mr. Hunt and Mr. Strickland. Under the Kaufmann Security Agreement, "Good Reason" exists if, without Mr. Kaufmann's consent: (1) the executive's assigned duties and responsibilities are significantly diminished from the level or extent of such duties and responsibilities that were associated with his status as a senior executive of the Company prior to a Change in Control, including any material diminution of the powers associated with such status, (2) on or within the two-year period after the Change in Control there is (A) a material reduction in executive's base salary or (B) a material reduction in executive's target bonus opportunity; or (3) the Company fails to continue in effect after the Change in Control any broad-based bonus or incentive plan, welfare benefit, pension, retirement or other benefit plan. In all instances these actions shall not constitute Good Reason unless executive (x) provides to the Company a written notice containing reasonable detail at least 30 calendar days prior to his contemplated resignation for Good Reason and (y) the Company fails to cure such occurrence within 30 days after receiving such notice.

Equity Incentive Plan

Under the terms of the EIP, in the event of a change in control, (i) all outstanding options and stock appreciation rights will immediately become exercisable, (ii) the restriction period applicable to all outstanding stock awards will lapse, (iii) the performance period applicable to all outstanding awards will lapse, and (iv) the performance measures applicable to outstanding awards will be deemed to be satisfied at the maximum level. In addition, the Board may, in its discretion, require:

  •
  that shares of stock of the corporation resulting from such change in control, or its parent corporation, be substituted for some or all of the shares of Common Stock subject to an outstanding award, with an appropriate and equitable adjustment to such award; and/or

  •
  outstanding awards, in whole or in part, to be surrendered to the Company by the holder, and to be immediately cancelled by the Company, and to provide for the holder to receive a cash payment in an amount equal to, or shares of stock of the successor corporation having a fair market value equal to, (i) in the case of an option or a stock appreciation right, the number of shares of Common Stock then subject to the portion of such option or stock appreciation right surrendered multiplied by the excess, if any, of the fair market value of a share of Common Stock as of the date of the change in control, over the applicable purchase price or base price, (ii) in the case of a stock award, the number of shares of Common Stock then subject to the portion of such award surrendered multiplied by the fair market value of a share of Common Stock as of the date of the change in control, and (iii) in the case of a performance unit award, the value of the performance units then subject to the portion of such award surrendered.

For purposes of the EIP, a "Change of Control" will have the meaning set forth in the employment agreements between the Company and the executive, as described above. However, if the holder of any award is not party to an employment agreement then a "change of control" shall have the meaning set forth in the EIP.

Restricted Stock Unit Award Agreements

Each of Mr. Klinger, Hunt, Strickland and Kaufmann are parties to a Restricted Stock Unit award with the Company. The terms "Cause," "Good Reason," "Change in Control," "Incapacity," and "Retirement" have the meanings set forth in the respective executive's employment agreements, as described above.

If the executive's employment with the Company terminates prior to the end of the third anniversary of the grant date (the "Restriction Period") by reason of an executive's death or incapacity, then the portion of the award that was not vested immediately prior to such termination of employment will be 100% vested upon such termination of employment.

If an executive's employment with the Company terminates prior to the end of the Restriction Period and on or prior to the first anniversary of the effective date of the Plan of Reorganization by reason of (i) the Company's termination of the executive's employment other than for Cause, death, or Incapacity, or (ii) the executive's resignation from employment for Good Reason or Retirement, then one-third of all shares of Common Stock subject to the award that were not vested immediately prior to such termination of employment shall vest upon termination.

If the executive's employment with the Company terminates prior to the end of the Restriction Period and after the first anniversary of the effective date of the Plan of Reorganization by reason of (i) the Company's termination of the executive's employment other than for Cause, death or Incapacity, or (ii) the executive's resignation from employment for Good Reason or Retirement, then in any such case, the portion of the award that was not vested immediately prior to such termination of employment shall be 100% vested upon such termination of employment.

If a Change in Control occurs within the six months following the termination of an executive's employment for any reason other than Cause, then the portion of the award that was not vested immediately prior to the termination of the executive's employment and which did not vest in connection with such termination of employment shall be 100% vested upon a Change in Control.

If an executive's employment with the Company terminates prior to the end of the Restriction Period by reason of (i) the Company's termination of the executive's employment for Cause or (ii) the executive's resignation from employment other than for Good Reason or Retirement, then the portion of the award that was not vested immediately prior to such termination of employment shall be immediately forfeited by the executive and cancelled by the Company.

Stock Option Award Agreements

Each of Mr. Klinger, Hunt, Strickland and Kaufmann are parties to a Stock Option Agreement with the Company. The terms "Cause," "Good Reason," "Change in Control," "Incapacity," and "Retirement" have the meanings set forth in the respective executive's employment agreements, as described above.

If the executive's employment with the Company terminates by reason of an executive's Incapacity or death, then the executive's options shall be 100% vested upon the effective date of such termination of employment and the option shall be 100% vested upon the effective date of such termination of employment and the option may be exercised by the executive's executor, legal representative or similar person until and including the earlier or (i) five years after the date of death or (ii) the expiration date set forth in the award notice.

If executive's employment with the Company terminates on or prior to the first anniversary of the effective date of the Plan of Reorganization by reason of (i) the Company's termination of the executive other than for Cause, death or Incapacity, or (ii) the executive's resignation from employment for Good Reason or Retirement, then in any such case one-third of all shares of Common Stock subject to the option that were not vested immediately prior to such termination of employment will vest upon such termination of employment.

If the executive's employment with the Company terminates after the first anniversary of the effective date of the Plan of Reorganization by reason of (i) the Company's termination of the executive's employment other than for Cause, death or Incapacity, or (ii) the executive's resignation from employment for Good Reason or Retirement, then in any such case, all shares of stock subject to the option that was not vested immediately prior to such termination of employment shall be 100% vested upon such termination of employment.

If a Change in Control occurs within the six months following the termination of an executive's employment for any reason other than Cause, then all shares of Common Stock that were not vested immediately prior to the termination of the executive's employment and which did not vest in connection with such termination of employment shall be 100% vested upon a Change in Control.

If an executive's employment with the Company terminates by reason of (i) the Company's termination of the executive's employment for Cause or (ii) the executive's resignation from employment other than for Good Reason or Retirement, then the option, whether or not vested, will terminate immediately upon such termination of employment.

Termination Under the MIP

Except as otherwise determined by the Compensation Committee, if prior to the date on which the payment of an award under the MIP is made, the employment of an employee is terminated by reason of death, Disability or Retirement or without Cause, such employee shall be eligible to receive part of the portion of an award which relates to such performance period that shall be prorated on the basis of the calendar days in the performance period during which such employee was employed by the Company and based on the Company's actual performance during such performance period. If, prior to the date on which the payment of an award is made, the employment of an employee is terminated for any reason other than Retirement or is terminated by the Company for Cause, such employee will not be eligible to receive any unpaid amounts under the MIP (even if such termination occurs subsequent to the last day of a performance period and/or plan year).

The MIP defines "Cause" to mean (a) the refusal or continued failure by an employee/participant to perform substantially all his or her duties with the Company (other than any failure resulting from incapacity due to physical or mental illness) after the Company provides the employee/participant a demand for substantial performance identifying in reasonable detail the manner in which the employee has not substantially performed his or her duties, (b) a plea of guilty or nolo contendere by the employee, or conviction of the employee for a felony; or (c) the determination by the Compensation Committee in its sole discretion that the employee has engaged in (1) illegal conduct or gross misconduct in connection with the employee's job duties or the business of the Company, (2) a material breach of any written policy of the Company, (3) fraud or material dishonesty in connection with the business of the Company or (4) any violation of a statutory or common law duty of loyalty to the Company. "Disability" means an individual's long-term disability as defined under the long-term disability plan of the Company that covers that individual or if the individual is not covered then as defined under the Social Security Act. The MIP defines "Retirement" as an employee's retirement with the Company after the attainment of age 55 and the completion of at least five years of service with the Company.

For purposes of the MIP, a "Change in Control" means the occurrence of one or more of the following:

  •
  The beneficial ownership of securities representing more than 20% of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors is accumulated held or acquired by a Person (as defined in Section 3(a)(9) of the '34 Act, as modified) other than the Company;

  •
  A change in the majority of the Board;

  •
  Consummation by the Company of a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of the assets of the Company or the assets or stock of another entity (a "Business Combination"), in each case, unless immediately following such Business Combination: (i) more than 60% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of (A) the corporation surviving from such Business Combination, or (B) if applicable, a corporation that as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries, is represented, directly or indirectly, by the Company's outstanding voting securities immediately prior to such Business Combination and such voting power among the holders thereof is in substantially the same proportion as their ownership, immediately prior to such Business Combination, of the Company Voting Securities; (ii) no Person of the Company or any such corporation resulting from such Business Combination beneficially owns, directly or indirectly, 20% or more of the combined voting power of the then outstanding voting securities eligible to elect directors of the parent corporation; and (iii) at least a majority of the members of the board of directors of the parent corporation were members of the Board at the time of the execution of the initial agreement;

  •
  Approval by the Company's stockholders of a complete liquidation or dissolution of the Company;

  •
  A reorganization under the U.S. Bankruptcy Code (other than pursuant to the Plan of Reorganization); or

  •
  The consummation of a complete liquidation or dissolution of the Company under the U.S. Bankruptcy Code.

In no event will a Change in Control be deemed to have occurred, with respect to an employee's award under the MIP, if the employee is part of a purchasing group that consummates the Change in Control transaction. An employee will be deemed "part of a purchasing group" if the employee is an equity participant in the purchasing company or group (except (i) passive ownership of less than 2% of the stock of the purchasing company; or (ii) ownership of equity participation in the purchasing company or group that is otherwise not significant, as determined prior to the Change in Control by a majority of the continuing non-employee members of the Board). All obligations of the Company under the MIP are binding on any successor to the Company, whether resulting from a Change in Control or otherwise.

The following tables provide information on potential benefits that could be received by each NEO upon a termination before or in connection with a change of control. Because Mr. Klinger resigned effective December 31, 2010 and all amounts were agreed to, the amounts described below are actual amounts to be paid under the Klinger Agreements. For a discussion of payments under pension benefits and non-qualified deferred compensation, see "Pension Benefits and Non-Qualified Deferred Compensation" above.

For purposes of qualitative disclosure in the following tables, and in accordance with SEC regulations, we have assumed that termination took place on the last business day of 2010, and that the per share price of our common stock was $25.60, the closing market price on that date.

Patrick J. Moore

Type of Payment	Voluntary Termination with Good Reason ($)	Voluntary Termination of Employment for Other Than Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Voluntary Termination ($)
Cash Compensation
Cash Severance	$6,642,654	$0	$6,642,654	$6,642,654	$0	$6,642,654	$6,642,654
2010 Management Incentive Plan	$2,056,346	$2,056,346	$2,056,346	$2,056,346	$2,056,346	$0	$2,056,346
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Restricted Stock Units
Unvested and Accelerated Awards	$0	$0	$0	$0	$0	$0	$0
Retirement Benefits
Non-Qualified Pension Plan	$15,471,870	$15,471,870	$15,471,870	$15,471,870	$15,471,870	$0	$15,471,870
Qualified Pension Plan	$592,210	$592,210	$592,210	$592,210	$592,210	$0	$592,210
Deferred Compensation Plan	$524,639	$524,639	$524,639	$524,639	$524,639	$0	$524,639
Benefits
Continuation of Health & Welfare Benefits	$100,000	$0	$100,000	$100,000	$0	$0	$100,000
Life Insurance and Death Benefit Payout	$0	$0	$0	$1,107,000	$0	$0	$0
Disability Payments	$0	$0	$0	$0	$515,000	$0	$0
Prerequisites and Tax Payments
Office Space and Secretarial Support	$235,440	$0	$235,440	$235,440	$0	$0	$235,440
Outplacement	$0	$0	$0	$0	$0	$0	$0
Forfeiture by Executive	$0	$0	$0	$0	$0	$0	$(380,023)

Total	$25,623,159	$18,645,065	$25,623,159	$26,730,159	$19,160,065	$6,642,654	$25,243,136

Steven J. Klinger

Type of Payment	Involuntary Termination Other than for Cause or Incapacity or with Good Reason ($)	Voluntary Termination of Employment for Other Than Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination Other than for Cause or Incapacity or with Good Reason ($)
Cash Compensation
Cash Severance	$5,000,000	$0	$0	$0	$0	$0	$5,000,000
2010 Management Incentive Plan	$1,468,324	$0	$0	$0	$0	$0	$1,468,324
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$1,204,434	$0	$0	$0	$0	$3,613,303	$3,613,303
Restricted Stock Units
Unvested and Accelerated Awards	$2,003,482	$0	$0	$0	$0	$6,010,445	$6,010,445
Retirement Benefits
Non-Qualified Pension Plan	$916,880	$0	$0	$0	$0	$0	$916,880
Qualified Pension Plan	$0	$0	$611,260	$0	$0	$0	$0
Deferred Compensation Plan	$0	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$26,000	$0	$0	$0	$0	$0	$26,000
Life Insurance and Death Benefit Payout	$0	$0	$0	$0	$0	$0	$0
Disability Payments	$0	$0	$0	$0	$0	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Outplacement	$50,000	$0	$0	$0	$0	$0	$50,000
Excise Tax & Gross-Up Payment	$0	$0	$0	$0	$0	$0	$3,087,742

Total	$10,669,120	$0	$611,260	$0	$0	$9,623,748	$20,172,694

Craig A. Hunt

Type of Payment	Involuntary Termination Other than for Cause or Incapacity or with Good Reason ($)	Involuntary Termination for Cause or Voluntary Termination of Employment for Other Than Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination Other than for Cause or Incapacity or with Good Reason ($)
Cash Compensation
Cash Severance	$2,147,554	$0	$0	$0	$0	$0	$2,147,554
2010 Management Incentive Plan	$560,529	$0	$0	$560,529	$560,529	$0	$560,529
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$204,753	$0	$0	$614,260	$614,260	$614,260	$614,260
Restricted Stock Units
Unvested and Accelerated Awards	$340,591	$0	$0	$1,021,773	$1,021,773	$1,021,773	$1,021,773
Retirement Benefits
Non-Qualified Pension Plan	$0	$0	$0	$0	$0	$0	$0
Qualified Pension Plan	$0	$0	$345,193	$0	$0	$0	$0
Deferred Compensation Plan	$0	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$23,000	$0	$0	$0	$0	$0	$23,000
Life Insurance and Death Benefit Payout	$0	$0	$0	$460,000	$0	$0	$0
Disability Payments	$0	$0	$0	$0	$765,000	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Outplacement	$0	$0	$0	$0	$0	$0	$0
Excise Tax Paid by Executive(1)	$0	$0	$0	$0	$0	$0	$(377,721)

Total	$3,276,427	$0	$345,193	$2,656,562	$2,961,562	$1,636,033	$3,989,395

(1)
Payments on termination triggers an excise tax for which the executive is not entitled to receive an excise tax and gross-up payment under the terms of his Security Agreement.

Steven C. Strickland

Type of Payment	Involuntary Termination Other than for Cause or Incapacity or with Good Reason ($)	Involuntary Termination for Cause or Voluntary Termination of Employment for Other Than Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination Other than for Cause or Incapacity or with Good Reason ($)
Cash Compensation
Cash Severance	$1,902,794	$0	$0	$0	$0	$0	$1,902,794
2010 Management Incentive Plan	$533,665	$0	$0	$533,665	$533,665	$0	$533,665
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$204,753	$0	$0	$614,260	$614,260	$614,260	$614,260
Restricted Stock Units
Unvested and Accelerated Awards	$340,591	$0	$0	$1,021,773	$1,021,773	$1,021,773	$1,021,773
Retirement Benefits
Non-Qualified Pension Plan	$0	$0	$0	$0	$0	$0	$0
Qualified Pension Plan	$0	$0	$0	$0	$0	$0	$0
Deferred Compensation Plan	$0	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$34,000	$0	$0	$0	$0	$0	$34,000
Life Insurance and Death Benefit Payout	$0	$0	$0	$0	$0	$0	$0
Disability Payments	$0	$0	$0	$0	$409,000	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Outplacement	$0	$0	$0	$0	$0	$0	$0
Forfeiture by Executive(1)	$0	$0	$0	$0	$0	$0	$(556,992)

Total	$3,015,803	$0	$0	$2,169,698	$2,578,698	$1,636,033	$3,549,500

(1)
Payments on termination triggers an excise tax for which the executive is not entitled to receive an excise tax and gross-up payment under the terms of his Security Agreement. It would be to the executive's advantage, on an after-tax basis, to forfeit the minimum amount necessary to avoid triggering the excise tax, for which the executive would have been personally responsible.

Paul K. Kaufmann

Type of Payment	Involuntary Termination Other than for Cause or Incapacity or with Good Reason ($)	Involuntary Termination for Cause or Voluntary Termination of Employment for Other Than Good Reason ($)	Retirement ($)	Death ($)	Disability ($)	Change In Control Only ($)	Change In Control and Termination Other than for Cause or Incapacity or with Good Reason ($)
Cash Compensation
Cash Severance	$0	$0	$0	$0	$0	$0	$1,284,402
2010 Management Incentive Plan	$284,905	$0	$0	$284,905	$284,905	$0	$284,905
Long-Term Incentives
Stock Options
Unvested and Accelerated Awards	$113,752	$0	$113,752	$341,255	$341,255	$341,255	$341,255
Restricted Stock Units
Unvested and Accelerated Awards	$189,218	$0	$189,218	$567,654	$567,654	$567,654	$567,654
Retirement Benefits
Non-Qualified Pension Plan	$0	$0	$0	$0	$0	$0	$0
Qualified Pension Plan	$0	$0	$510,385	$0	$0	$0	$0
Deferred Compensation Plan	$0	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$33,000
Life Insurance and Death Benefit Payout	$0	$0	$0	$0	$0	$0	$0
Disability Payments	$0	$0	$0	$0	$500,000	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Outplacement	$0	$0	$0	$0	$0	$0	$0
Forfeiture by Executive(1)	$0	$0	$0	$0	$0	$0	$(154,105)

Total	$587,875	$0	$813,355	$1,193,814	$1,693,814	$908,909	$2,357,111

(1)
Payments on termination triggers an excise tax for which the executive is not entitled to receive an excise tax and gross-up payment under the terms of his Security Agreement. It would be to the executive's advantage, on an after-tax basis, to forfeit the minimum amount necessary to avoid triggering the excise tax, for which the executive would have been personally responsible.

DIRECTOR COMPENSATION

Compensation for members of the Board has been established and is reviewed annually by the Compensation Committee. The Compensation Committee may not delegate its authority regarding director compensation. The Compensation Committee considers the time spent on Board matters, which has dramatically increased in recent years, as well as the need to attract and retain high quality directors, as the key factors in determining such compensation. In particular, the Compensation Committee has approved additional compensation for Committee Chairmen to recognize the significant commitment of time required by these positions. In determining the form and amount of director compensation, the Compensation Committee periodically solicits analysis from AON Hewitt, regarding the level and form of director compensation at companies of similar size and complexity to the Company. No executive officer of the Company has a role in determining or recommending director compensation. The Board adopted a policy where it is expected that each director maintain an equity position in the Company (through holdings of Common Stock or RSUs) of at least one year's salary.

As a result of this process, after our emergence from bankruptcy, each independent director is entitled to receive an annual fee of $150,000 as compensation for serving on the Board, with the non-executive Chairman entitled to an additional retainer of $150,000. The annual retainer and non-executive Chairman retainer is paid 50% in cash, paid quarterly in advance, and 50% in RSUs, issued quarterly on January 31, April 30, July 31, and October 31, based on the closing price of the Common Stock on that date or the immediately preceding trading day if that date is not a trading day. RSUs awarded in payment of the retainers vest and convert to shares of the Common Stock on the first anniversary of the award date. Independent directors also receive a fee of $1,500 per Board and committee meeting attended after the first six meetings each year, paid quarterly in arrears, plus travel expenses. The Chairman of the Audit Committee receives an additional fee of $20,000 annually, and the Chairman of the Compensation Committee, the Nominating and Governance Committee and the Strategy and Finance Committee receive an additional fee of $15,000 annually. Mr. Moore does not receive any additional compensation by reason of his membership on, or attendance at meetings of, the Board.

Each of our directors was appointed on the Effective Date upon our emergence from bankruptcy. The following table discloses compensation paid after the Effective Date for the fiscal year ended December 31, 2010 to the post-emergence independent directors for serving as members of the Board. These amounts, except for the emergence equity awards, are consistent with the policies described above. The equity awards were made on July 31, 2010 in connection with emergence from bankruptcy and negotiated in connection with the Plan of Reorganization. Each of the directors was awarded an emergence grant of restricted stock units ("RSUs") with a value of $150,000. One-third of the RSUs convert to Common Stock on the first, second and third anniversaries of the award date. For information relating to compensation of Mr. Moore, the Company's CEO during 2010, see the Summary Compensation Table above.

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Ralph F. Hake	$112,500	$225,000	$0	$0	$337,500
Timothy J. Bernlohr	$67,500	$187,500	$0	$0	$255,000
Terrell K. Crews	$71,250	$187,500	$0	$0	$258,750
Eugene I. Davis	$67,500	$187,500	$0	$0	$255,000
Michael E. Ducey	$56,250	$187,500	$0	$0	$243,750
Jonathan F. Foster	$56,250	$187,500	$0	$0	$243,750
Ernst A. Häberli	$56,250	$187,500	$0	$0	$243,750
Arthur W. Huge	$56,250	$187,500	$0	$0	$243,750
James J. O'Connor(2)	$168,500	$187,500	$0	$0	$356,000

(1)
The aggregate number of RSUs outstanding at fiscal year end for each of the directors is as follows:

Name	Aggregate Number RSU's Outstanding As of Fiscal Year End (#)
Ralph F. Hake	10,663
Timothy J. Bernlohr	8,949
Terrell K. Crews	8,949
Eugene I. Davis	8,949
Michael E. Ducey	8,949
Jonathan F. Foster	8,949
Ernst A. Häberli	8,949
Arthur W. Huge	8,949
James J. O'Connor	8,949
(2)
Mr. O'Connor served on the Board both prior and post emergence. $102,017 of his cash fees are for his serving on the Old SSCC Board prior to emergence.

As a wholly owned subsidiary, directors of the Company prior to emergence from bankruptcy did not receive compensation. Non-management directors of Old SSCC received compensation for their service as directors in 2010 prior to the Effective Date. The following table sets forth information with respect to the compensation paid to the Old SSCC directors in 2010.

Name	Fees Earned or Paid in Cash ($)	Total ($)
James R. Boris	$81,000	$81,000
Connie K. Duckworth	$72,000	$72,000
William T. Lynch, Jr.	$73,500	$73,500
Jerry K. Pearlman	$88,000	$88,000
Thomas A. Reynolds III	$69,000	$69,000
William D. Smithburg	$81,000	$81,000

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Existing Equity Compensation Plan Information

The following table provides information as of December 31, 2010, regarding compensation plans under which our equity securities are authorized for issuance. The EIP is the only compensation plan with awards outstanding or shares authorized.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($ per share)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Number of Securities
Equity compensation plans approved by stockholders	0	N/A	0
Equity compensation plans not approved
by stockholders(1)	2,886,941	$20.74	4,808,556

Total	2,886,941	20.74	4,808,556

(1)
The EIP was approved by the U.S. Court and the Creditors' Committee pursuant to the Plan of Reorganization.

The EIP authorizes the Compensation Committee to grant a variety of awards to participants, including options to purchase Common Stock, stock appreciation rights, stock awards, and performance-based unit awards. The EIP is administered by the Compensation Committee. The Compensation Committee is authorized to grant awards to officers, employees, independent contractors and nonemployee directors of the Company and persons expected to become such. The Compensation Committee has the authority to determine eligibility for awards under the EIP and to determine the form, amount and timing of each award to such persons and, if applicable, the number of shares of Common Stock, the number of stock appreciation rights, the number of RSUs or the number of performance units subject to such an award, the exercise or base price associated with the award, the time and conditions of exercise or settlement of the award and all other terms and conditions of the award, including the form of the agreement evidencing the award. The Compensation Committee may not, however, without the prior consent of the stockholders of the Company, amend or replace any previously granted option or stock appreciation right in a transaction that constitutes a "repricing," as such term is used in the listing rules of the applicable stock exchange on which shares of Common Stock are listed. No award may be granted under the EIP after the tenth anniversary of the Effective Date, but the term of any award may extend beyond that date. The aggregate number of shares of Common Stock reserved for issuance pursuant to the EIP is 8,695,652, subject to adjustment as set forth in the EIP. The effect of a Change in Control on awards made pursuant to the EIP is described above in Potential Payments upon Termination or a Change of Control.

PRINCIPAL STOCKHOLDERS

Security Ownership of Certain Beneficial Owners

The table below sets forth certain information regarding the beneficial ownership of Common Stock by each person who is known to us to be the beneficial owners of more than 5% of the Common Stock as of February 9, 2011. Except s noted below, the stockholders named below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Jana Partners, LLC(1)	5,230,591	5.77
767 Fifth Avenue 8th Floor New York, NY 10153
Third Point LLC(2)	2,250,000	2.46
390 Park Avenue 18th Floor New York, NY 10022
Royal Capital Management LLC(2)	2,787,500	3.04
623 Fifth Avenue, 24th Floor New York, NY 10022
Monarch Alternative Capital LP(2)	3,181,868	3.47
535 Madison Avenue New York, NY 10022

(1)
The number of shares of Common Stock beneficially owned and the percentages shown above were determined solely by a review of a Schedule 13G filed on February 7, 2011, with the SEC, which states that (i) of the shares shown as beneficially owned by Jana Partners, LLC such beneficial owner had sole voting and dispositive power as to none of such shares, and shared voting and dispositive power as to all of such shares.

(2)
On February 17, 2011, a joint Schedule 13D was filed with the SEC by Third Point LLC and Donald S. Loeb (the "Third Point Reporting Persons"), Royal Capital Management, LLC, Yale M. Fergang and Robert W. Medway (together, the "Royal Capital Reporting Persons") and Monarch Alternative Capital LP, MDRA GP LLP and Monarch GP LLC (together, the "Monarch Reporting Persons" and together with the Third Point Reporting Persons and Royal Capital Reporting Persons, the "Reporting Persons"). The Schedule 13D states that the Third Point Reporting Persons have shared voting and dispositive power of 2,250,000 shares of Common Stock, the Royal Capital Reporting persons have shared voting and dispositive power of 2,787,500 shares of Common Stock, and the Monarch Reporting Persons have shared voting and dispositive power of 3,181,868 shares of Common Stock.

Security Ownership of Management

The table below sets forth certain information regarding the beneficial ownership of shares of Common Stock as of February 9, 2011, for (i) each Director, (ii) each of the NEOs (as defined below) and (iii) all Directors and Executive Officers (as defined below) of the Company as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock(2)
Patrick J. Moore	0		*
Steven J. Klinger(3)	327,213	(3)	0.35%
Craig A. Hunt(4)	43,933	(4)	*
Steven C. Strickland(5)	39,974	(5)	*
Paul K. Kaufmann	22,174		*
Ralph F. Hake	11,668		*
Timothy J. Bernlohr	9,452		*
Terrell K. Crews	9,452		*
Eugene I. Davis.	9,452		*
Michael E. Ducey	9,452		*
Jonathan F. Foster	9,452		*
Ernst A. Häberli	9,452		*
Arthur W. Huge	9,452		*
James J. O'Connor	9,452		*
All Directors and Executive Officers as a group (14) persons)	520,578		0.56%

(1)
Shares shown as beneficially owned include shares of Common Stock that directors and executive officers have the right to acquire within 60 days after February 9, 2011, pursuant to exercisable options under the stock option plans maintained by the Company.

(2)
Based upon a total 93,564,459 shares of Common Stock issued and outstanding as of February 9, 2011. Percentages less than 0.1% are indicated by an asterisk.

(3)
Mr. Klinger owns 79,387 shares and 247,826 exercisable options.

(4)
Mr. Hunt owns 4,080 shares and 39,913 RSUs.

(5)
Mr. Strickland owns 61 shares and 39,913 RSUs.

Change in Control

The Company has entered into the Merger Agreement with Rock-Tenn, as described in Item 1 Business-Subsequent Events, which description is incorporated herein by reference. If the Merger is consummated it would result in a change in control of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company had no reportable relationships or transactions in fiscal 2010.

Policies and Procedures Regarding Related Party Transactions

It is the responsibility of the Company's Audit Committee to review and approve all material related party transactions pursuant to its Charter. The Audit Committee's current practice with respect to the review and approval of related party transactions is to apply standards consistent with the director independence standards of NYSE and the disclosure requirements of the SEC for such transactions.

We require that each executive officer, director and director nominee complete an annual questionnaire and report all transactions with us in which such persons (or their immediate family members) had or will have a direct or indirect material interest (except for salaries, directors' fees and dividends on our stock). Management reviews responses to the questionnaires and, if any such transactions are disclosed, they are reviewed by the Nominating and Governance Committee as to directors and director nominees or by the Audit Committee as to executive officers. Our executive officers, directors and director nominees have rarely engaged in any such transactions with us, however. We do not have a formal written policy for approval or ratification of such transactions. Information included in directors' responses to the questionnaires is reviewed annually by the Board for the purpose of assessing independence under our corporate governance guidelines, applicable rules and regulations of the SEC and the corporate governance standards of the NYSE, and we review all responses to ensure that any transactions adhere to the standards set forth in the above-referenced guidelines and standards as well as our Code of Conduct.

Director Independence

Under the NYSE rules, a director qualifies as "independent" upon the Board affirmatively determining that he has no material relationship with the Company. Based upon a review of the directors' background and business activities, the Board has determined that each of the directors other than Mr. Moore satisfies the definition of an independent director set forth in the Company's Corporation Governance Guidelines and Principles. The guidelines define independence as meeting the requirements to be considered an independent director as defined under the current rules of the NYSE.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP ("E&Y"), independent registered public accounting firm for the Company since July 1982, has been appointed by the Audit Committee as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2011.

The following table shows fees for professional services rendered by E&Y for 2009 and 2010:

	2009	2010
Audit Fees	$3,667,915	$3,577,792
Audit-Related Fees	291,250	278,500
Tax Fees	2,382,423	1,120,103
All Other Fees	0	0

Total	$6,341,588	$4,976,395

Audit fees include services for the audit of the consolidated financial statements, attesting to the effectiveness of the Company's internal control over financial reporting, the review of the quarterly financial statements, filings of registration statements with the SEC, consultation concerning financial accounting and reporting standards, international statutory audits and accounting services provided in connection with fresh start accounting. For information regarding fresh start accounting, see Note 1 of the Notes to Consolidated Financial Statements — Fresh Start Accounting. Audit-related fees include audits of employee benefit plans and attest services related to financial reporting that are not required by statute or regulation. Tax fees include services for federal, state and foreign tax compliance, tax research assistance and tax services provided in connection with the Company's reorganization and application of fresh start accounting.

All audit, tax and other services to be performed by E&Y for us must be pre-approved by the Audit Committee. The Audit Committee reviews the description of the services and an estimate of the anticipated costs of performing those services. Services not previously approved cannot commence until such approval has been granted. Pre-approval is granted usually at regularly scheduled meetings. If unanticipated items arise between meetings of the Audit Committee, the Audit Committee has delegated approval authority to the Chairman of the Audit Committee, in which case the Chairman communicates such pre-approvals to the full Committee at its next meeting. During 2009 and 2010, all services performed by E&Y were pre-approved by the Audit Committee in accordance with this policy. The Audit Committee reviews all relationships with E&Y, including the provision of non-audit services, which may relate to the independent registered public accounting firm's independence. The Audit Committee considered the effect of E&Y's non-audit services in assessing the independence of such independent registered public accounting firm and concluded that the provision of such services by E&Y was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.
(3) Exhibits.
2.1(a)
Asset Purchase Agreement, dated May 11, 2006, by and among Smurfit-Stone Container Enterprises, Inc.("SSCE"), Smurfit-Stone Container Canada Inc. and Bluegrass Container Company, LLC (incorporated by reference to Exhibit 2.1 to Smurfit-Stone Container Corporation's ("SSCC") Current Report on Form 8-K dated July 6, 2006 (File No. 0-23876)).
2.1(b)
Amendment No. 1 to Asset Purchase Agreement, dated June 30, 2006, by and among Smurfit-Stone Container Enterprises, Inc., Smurfit-Stone Container Canada Inc. and Bluegrass Container Company, LLC (incorporated by reference to Exhibit 2.2 to SSCC's Current Report on Form 8-K dated July 6, 2006 (File No. 0-23876)).
2.2
Asset Purchase Agreement, dated August 8, 2007, by and among SSCE, Georgia-Pacific Brewton LLC and Georgia-Pacific LLC (incorporated by reference to Exhibit 2.1 to SSCC's Current Report on Form 8-K filed August 10, 2007 (File No. 0-23876)).
2.3
Asset Purchase Agreement, dated as of June 30, 2010, among Smurfit-Stone Container Canada, L.P., Smurfit-Stone Container Canada Inc., Smurfit-MBI, MBI Limited/Limitée, BC Shipper Supplies Ltd. and Francobec Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).
2.4
Joint Plan of Reorganization for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors, as confirmed by the Bankruptcy Court on June 21, 2010 (incorporated by reference to Exhibit 2.1 to Old SSCC's Current Report on Form 8-K dated June 22, 2010 (File No. 0- 23876)).
2.5
Agreement and Plan of Merger, dated as of June 30, 2010, between Smurfit-Stone Container Corporation and Smurfit-Stone Container Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 7, 2010 (File No. 1- 03439)).
2.6
Order Confirming Joint Plan of Reorganization for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors, as entered by the Bankruptcy Court on June 21, 2010 (incorporated by reference to Exhibit 99.1 to Old SSCC's Current Report on Form 8-K dated June 22, 2010 (File No. 0- 23876)).
3.1
Amended and Restated Certificate of Incorporation of Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-167897)).
3.2	Amended and Restated By-Laws of Smurfit-Stone Container Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.1	Credit Agreement dated as of February 22, 2010 among Smurfit-Stone Container Corporation and Smurfit-Stone Container Enterprises, Inc., as Borrowers, J.P. Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. (DBSI) and Banc of America Securities LLC (BAS) as Joint Bookrunners and Co-Lead Arrangers, DBSI as syndication agent, BAS as documentation agent, and other lenders party thereto (incorporated by reference to Exhibit 10.1 to Old SSCC's Current Report on Form 8-K dated February 22, 2010 (File No. 0- 23876)).
10.2
ABL Credit Agreement dated as of April 15, 2010 among Smurfit-Stone Container Corporation, Smurfit-Stone Container Enterprises, Inc. and certain of its subsidiaries, as Borrowers, Deutsche Bank AG New York Branch, as Administrative Agent and Security Agent, Deutsche Bank AG New York Branch, JPMorgan Chase Bank N.A. and General Electric Capital Corporation, as Co-Collateral Agents, Deutsche Bank Securities Inc., J. P. Morgan Securities Inc., GE Capital Markets, Inc., Banc of America Securities, LLC and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Joint Book-Runners, J. P. Morgan Securities Inc., as Syndication Agent, General Electric Capital Corporation, Banc of America Securities, LLC and Wells Fargo Capital Finance, LLC, as Documentation Agents, and The Bank of Nova Scotia and Regions Bank, as Senior Managing Agents, and other lenders party thereto (incorporated by reference to Exhibit 10.1 to Old SSCC's Current Report on Form 8-K dated April 15, 2010 (File No. 0- 23876))
10.3*	Smurfit-Stone Container Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).
10.4*	Smurfit-Stone Container Corporation 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).
10.5*	Smurfit-Stone Container Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).
10.6*
Amended and Restated Employment Agreement, dated as of June 30, 2010, between the Company and Patrick J. Moore (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).
10.7*	Amendment to the Amended and Restated Employment Agreement, dated February 15, 2011, between the Company and Patrick J. Moore (attached hereto as Exhibit 10.7).
10.8*
Amended and Restated Employment Agreement, dated as of June 30, 2010, between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).
10.9*
Amended and Restated Executive Retirement Agreement, dated as of June 30, 2010, between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).
10.10*
Agreement and General Release of Claims, dated as of October 27, 2010, by and between Steven J. Klinger and the Company and its subsidiaries (incorporated by reference to Exhibit 10.1 to Smurfit-Stone's Current Report on Form 8-K filed November 1, 2010 (file No. 1-03439)).
10.11*
Consultancy Agreement, dated as of January 1, 2011, between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 4, 2011 (File No. 1-03439)).

10.12*	Supplemental General Release Agreement, dated as of December 31, 2010, between Steven J. Klinger and the Company and its subsidiaries.
10.13*
Amended and Restated Employment Security Agreement, dated as of June 30, 2010, between the Company and Craig A. Hunt (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).
10.14*
Amended and Restated Employment Security Agreement, dated as of June 30, 2010, between the Company and Steven C. Strickland (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).
10.15*
Amended and Restated Employment Security Agreement, dated as of June 30, 2010, between the Company and Paul K. Kaufmann (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).
10.16*	Consultancy Agreement, dated June 30, 2010, between the Company and John M. Murphy.
10.17*	Form of Restricted Stock Units Agreement.
10.18*	Form of Stock Option Agreement.
21.1	Subsidiaries of Smurfit-Stone Container Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney.
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Exhibits filed with this annual report are included under Item (a) (3).
(c)	None.

*
Indicates a management contract or compensation plan or arrangement.

Additional Information and Where to Find It

In connection with the proposed transaction, Rock-Tenn and Smurfit-Stone will be filing documents with the Securities and Exchange Commission (the "SEC"), including the filing by Rock-Tenn of a registration statement on Form S-4 that will include a joint proxy statement of Rock-Tenn and Smurfit-Stone that also constitutes a prospectus of Rock-Tenn. Rock-Tenn and Smurfit-Stone stockholders are urged to read the registration statement on Form S-4 and the related joint proxy statement/prospectus when they become available, as well as other documents filed with the SEC, because they will contain important information. The final joint proxy statement/prospectus will be mailed to stockholders of Rock-Tenn and stockholders of Smurfit-Stone. Investors and security holders may obtain free copies of these documents (when they are available) and other documents filed with the SEC at the SEC's web site at www.sec.gov, or by contacting Rock-Tenn Investor Relations at (678) 291-7900 or Smurfit-Stone Investor Relations at (314) 656-5553.

Participants in the Merger Solicitation

Rock-Tenn, Smurfit-Stone and their respective directors, executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies in respect of the transaction. Information concerning Rock-Tenn's executive officers and directors is set forth in its definitive proxy statement filed with the SEC on December 17, 2010. Information concerning Smurfit-Stone's executive officers and directors is set forth in its annual report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 2, 2010, and in its current report on Form 8-K filed on July 7, 2010. Additional information regarding the interests of participants of Rock-Tenn and Smurfit-Stone in the solicitation of proxies in respect of the transaction will be included in the above-referenced registration statement on Form S-4 and joint proxy statement/prospectus when it becomes available. You can obtain free copies of these documents from Rock-Tenn and Smurfit-Stone using the contact information above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE	February 15, 2011		SMURFIT-STONE CONTAINER CORPORATION (Registrant)
		By:	/s/ Paul K. Kaufmann Paul K. Kaufmann Senior Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick J. Moore Patrick J. Moore	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2011
/s/ Paul K. Kaufmann Paul K. Kaufmann	Senior Vice President and Corporate Controller (Principal Financial and Accounting Officer)	February 15, 2011
/s/ Ralph F. Hake Ralph F. Hake	Director
/s/ Timothy J. Bernlohr Timothy J. Bernlohr	Director
/s/ Terrell K. Crews Terrell K. Crews	Director
/s/ Eugene I. Davis Eugene I. Davis	Director
/s/ Michael E. Ducey Michael E. Ducey	Director
/s/ Jonathan F. Foster Jonathan F. Foster	Director
/s/ Ernst A. Häberli Ernst A. Häberli	Director
/s/ Arthur W. Huge Arthur W. Huge	Director
/s/ James J. O'Connor James J. O'Connor	Director

*By	/s/ Craig A. Hunt Craig A. Hunt	Pursuant to Powers of Attorney filed as part of Form 10-K.	February 15, 2011