Form 10-K/A
period 2010-12-31
SMURFIT-STONE CONTAINER Corp
filed 2011-03-29
CIK 94610

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $2.5 billion, based on the closing price of $24.75 per share of such stock on the New York Stock Exchange on June 30, 2010.

The number of shares outstanding of the registrant’s common stock as of February 9, 2011: 93,564,459.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K Into Which Document Is Incorporated
None

EXPLANATORY NOTE

This Amendment No. 1 amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“Amendment No. 1”), which we filed with the Securities and Exchange Commission (“the SEC”) on February 15, 2011 (the “Original Form 10-K”).  This Amendment No. 1 is being filed to (1) amend certain language in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation by (a) replacing  the discussion of  certain combined financial data for the predecessor period ended June 30, 2010 and the successor period ended December 31, 2010 with a discussion of  such data  for each of the predecessor  period and the successor period and (b) providing more detailed disclosure with respect to Smurfit-Stone’s financial condition, liquidity and capital resources in light of the bankruptcy and revised financing arrangements, including a long-term assessment of liquidity needs and resources, and (2) file Exhibit 10.1. We are also including in this Amendment No. 1 the consent of Ernst & Young LLP as Exhibit 23.2 and certifications of our principal executive officer and principal financial officer as Exhibits 31.3 and 31.4.

This Amendment No. 1 is being filed in response to comments received from the staff of the Division of Corporation Finance of the SEC in connection with the staff’s review of the Original Form 10-K. We have made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Form 10-K other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K.  Accordingly this Form 10-K/A should be read in conjunction with Original Form 10-K.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained in this Annual Report on Form 10-K/A, certain matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those contained in such forward-looking statements. When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Corporation, its operations or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties are discussed in Part I, Item 1A, “Risk Factors” to the Original Form 10-K.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

In the accompanying analysis of financial information, we use the financial measures “adjusted net income (loss) attributable to common stockholders” (“adjusted net income (loss)”), “adjusted net income (loss) per diluted share attributable to common stockholders” (“adjusted net income (loss) per diluted share”), “EBITDA” and “adjusted EBITDA” which are derived from our consolidated financial information but are not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (“SEC”) rules. Adjusted net income (loss) and adjusted net income (loss) per diluted share are non-GAAP financial measures that exclude from net income (loss) attributable to common stockholders the effects of reorganization items (income) expense, debtor-in-possession financing costs, alternative fuel mixture tax credits, loss on early extinguishment of debt, non-cash foreign currency exchange (gains) losses, interest on Predecessor unsecured debt, restructuring charges, (gain) loss on disposal of assets, a multi-employer pension plan withdrawal charge, goodwill and other intangible assets impairment charges, litigation charges, loss on ineffective interest rate swaps marked-to-market and resolution of income tax matters. EBITDA is defined as net income (loss) before (provision for) benefit from income taxes, goodwill and other intangible assets impairment charges, interest expense, net and depreciation, depletion and amortization. Adjusted EBITDA is defined as EBITDA adjusted for reorganization items (income) expense, debtor-in-possession financing costs, alternative fuel mixture tax credits, loss on early extinguishment of debt, non-cash foreign currency exchange (gains) losses, restructuring charges, (gain) loss on disposal of assets, a multi-employer pension plan withdrawal charge, litigation charges, receivables discount expense and other adjustments.

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

During 2009, we recorded income for reorganization items of $40 million which was directly related to the process of our reorganizing under Chapter 11 and the CCAA. Debtor-in-possession debt issuance costs of $63 million were incurred and paid during 2009 in connection with entering into the DIP Credit Agreement, and are separately disclosed in the consolidated statements of operations. For additional information, see Part I, Item 1. Business — Bankruptcy Proceedings — Financial Reporting Considerations-”Reorganization Items” and “Other Bankruptcy Related Costs.”

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

RESULTS OF OPERATIONS

Recently Adopted Accounting Standards

Effective January 1, 2010, we adopted the amendments to ASC 860, “Transfers and Servicing” (“ASC 860”). The amendments removed the concept of a qualifying special-purpose entity and the related impact on consolidation, thereby potentially requiring consolidation of such special-purpose entities previously excluded from the consolidated financial statements. The amendments to ASC 860 did not impact our consolidated financial statements.

Effective January 1, 2010, we adopted the amendments to ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). The amendments require new disclosures for transfers in and out of fair value hierarchy Levels 1 and 2 and activity within fair value hierarchy Level 3. The amendments also clarify existing disclosures regarding the disaggregation for each class of assets and liabilities, and the disclosures about inputs and valuation techniques. The amendments to ASC 820 did not have a material impact on our consolidated financial statements.

Financial Data

	Successor		Predecessor
	Six Months Ended		Six Months Ended		Year Ended December 31,
	December 31, 2010		June 30, 2010		2009		2008
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard, corrugated containers and recycling operations	$3,262	$390	$3,024	$116	$5,574	$243	$7,042	$317
Restructuring expense		(25)		(15)		(319)		(67)
Goodwill and intangible asset impairment charges								(2,761)
Gain (loss) on disposal of assets		1				(3)		5
Alternative fuel tax credit				11		633
Interest expense, net		(45)		(23)		(265)		(262)
Debtor-in-possession debt issuance costs						(63)
Loss on early extinguishment of debt						(20)
Foreign currency exchange gains (losses)				3		(14)		36
Reorganization items income (expense), net		(12)		1,178		40
Corporate expenses and other (Note 1)		(119)		(145)		(247)		(263)

Income (loss) before income taxes		$190		$1,125		$(15)		$(2,995)

Note 1: Corporate expenses and other include corporate expenses and other expenses that are not allocated to operations.

2010 COMPARED TO 2009

Effect of Fresh Start Accounting

The application of fresh start accounting affected certain assets, liabilities, and expenses. As a result, certain financial information of the Successor as of and for the period after June 30, 2010 is not comparable to Predecessor financial information. Therefore, we did not combine financial information for the Successor period July 1, 2010 through December 31, 2010 with the Predecessor period January 1, 2010 through June 30, 2010.  Refer to Note 1 to our Notes to Consolidated Financial Statements for additional information on fresh start accounting.

Net Sales

	Successor	Predecessor	Predecessor
(In millions)	Six Months Ended December 31, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Net sales	$3,262	$3,024	$5,574

Net sales for the six months ended December 31, 2010 and June 30, 2010 were positively impacted by higher average selling prices ($419 million and $85 million, respectively) compared to the year ended December 31, 2009 for containerboard, corrugated containers and reclaimed materials.  The average price for old corrugated containers (“OCC”) increased approximately $60 per ton and $100 per ton for the six months ended December 31, 2010 and June 30, 2010 respectively, compared to last year.

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

We recorded non-cash foreign currency exchange gains of $3 million and losses of $14 million for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. Upon emergence, we reviewed the primary economic indicators for our Canadian operations under the Reorganized Smurfit-Stone and determined the functional currency for our Canadian operations to be the local currency. As a result, effective July 1, 2010, translation gains or losses are included with stockholders’ equity as part of OCI.

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

Interest expense, net was $265 million in 2009. The $3 million increase compared to 2008 was impacted by higher average borrowings ($35 million), which were partially offset by lower average interest rates ($20 million) in 2009. The higher average borrowings in 2009 were primarily due to borrowings under the DIP Credit Agreement, which were repaid in the second half of 2009. Our overall average effective interest rate in 2009 was lower than 2008 by 0.50%. For the year ended December 31, 2009, we recorded interest expense of $163 million on unsecured debt from the Petition Date through November 30, 2009. In December 2009, we discontinued recording interest expense on unsecured debt when the Proposed Plan of Reorganization was issued and we concluded it was not probable that interest expense that was accrued from the Petition Date through November 30, 2009 would be an allowed claim. In December 2009, we recorded income in reorganization items for the reversal of $163 million of accrued post-petition unsecured interest expense in the consolidated statement of operations. For additional information on reorganization items, see Part I, Item 1. Business — Bankruptcy Proceedings — Financial Reporting Considerations — “Reorganization Items.” In 2008, a portion of our interest rate swap contracts were deemed to be ineffective and were marked-to-market, resulting in $12 million of additional interest expense.

In 2009, we recorded a loss on early extinguishment of debt of $20 million for the non-cash write-off of deferred debt issuance costs related to the Stevenson, Alabama mill industrial revenue bonds, which were repaid.

In 2009, we recorded non-cash foreign currency exchange losses of $14 million compared to gains of $36 million for the same period in 2008.

For 2009, we recorded a gain of $40 million related to the process of reorganizing under Chapter 11 and the CCAA. For additional information on reorganization items, see Part I, Item 1. Business — Bankruptcy Proceedings — Financial Reporting Considerations — “Reorganization Items.”

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

The following table presents a summary of our cash flows for the noted periods:

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	December 31,	June 30,	Year Ended December 31,
(In millions)	2010	2010	2009	2008
Net cash provided by (used for):
Operating activities	$211	$(85)	$1,094	$198
Investing activities	(97)	(73)	(139)	(385)
Financing activities	(7)	(206)	(377)	306
Effect of exchange rate changes on cash	2

Net increase (decrease) in cash	$109	$(364)	$578	$119

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

(4)         Amounts shown consist primarily of future minimum pension contributions. The amounts also include severance costs, other rationalization expenditures and environmental liabilities which have been recorded in our December 31, 2010 consolidated balance sheet. The table does not include our deferred income tax liability and accruals for self-insured losses because it is not certain when these liabilities will become due. See Future Cash Flows — “Pension Obligations.”

Our ABL Revolving and Term Loan Facilities expire on June 30, 2014 and 2016, respectively.  We expect that our cash and cash equivalents of $449 million at December 31, 2010, amounts available for borrowings under the ABL Revolving Facility of $534 million at December 31, 2010, and our cash flows from operating activities, in combination, will be sufficient over the next five years to meet our obligations and commitments, including the projected pension contribution requirements discussed below, capital expenditures, debt service, and costs related to environmental compliance.

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

Pension Obligations

At December 31, 2010, the qualified defined pension benefit plans, which were assumed under the Plan of Reorganization, were underfunded by approximately $1,132 million based on actual asset values and the discount rates effective on December 31, 2010. The weighted average discount rates used at December 31, 2010 for the U.S. and Canadian qualified defined benefit pension plans were 5.32% and 5.21%, respectively. We currently estimate that the cash contributions under the U.S. and Canadian qualified pension plans will be approximately $109 million in 2011. We currently estimate that contributions will be in the range of approximately $250 million to $340 million annually in 2012 through 2015. Projected pension contributions reflect that we have elected funding relief under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, and also reflect our election of Canada’s funding relief measures made in 2009 and 2010. The actual required amounts and timing of such future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets.

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

We sold 980,000 acres of owned and leased timberland in October 1999. The final purchase price, after adjustments, was $710 million. We received $225 million in cash and $485 million in the form of installment notes. Under our program to monetize the installment notes receivable, the notes were sold, without recourse, to Timber Note Holdings LLC (“TNH”), a non-consolidated variable interest entity under the provisions of ASC 860, for $430 million in cash proceeds and a residual interest in the notes. The residual interest included in other assets in the accompanying consolidated balance sheet was $21 million at December 31, 2010 (See Note 8 of the Notes to Consolidated Financial Statements). TNH and its creditors have no recourse to us in the event of a default on the installment notes.

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

The Company’s reorganization value was allocated to its assets and liabilities in conformity with the procedures specified by ASC 805, “Business Combinations.” As a result of adopting fresh start accounting, the Company recorded goodwill of $93 million which represents the excess of reorganization value over amounts assigned to the other assets.

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

Long-Lived Assets Including Goodwill and Other Intangible Assets

We conduct impairment reviews of long-lived assets in accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets” and ASC 350, “Intangibles-Goodwill and Other.” Based upon our review as of December 31, 2010, we determined that there was no impairment of long-lived assets, including goodwill. Such reviews require us to make estimates of future cash flows and fair values. Our cash flow projections include significant assumptions about economic conditions, demand and pricing for our products and costs. Our estimates of fair value are determined using a variety of valuation techniques, including cash flows. While significant judgment is required, we believe that our estimates of future cash flows and fair value are reasonable. However, should our assumptions change in future years, our fair value models could indicate lower fair values for long-lived assets, including goodwill and other intangible assets, which could materially affect the carrying value of these assets and results of operations.

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

For the six months ended December 31, 2010 and June 30, 2010, and the year ended December 31, 2009, the expected long-term rate of return on our U.S. plan assets was 8.50%. For the six months ended December 31, 2010 and June 30, 2010, and the year ended December 31, 2009 the expected long-term rates of return on our Canadian plan assets were 6.30%, 6.30% and 7.50%, respectively. The weighted average discount rates used to determine the qualified defined benefit obligations for the U.S. and foreign retirement plans at December 31, 2010 were 5.32% and 5.21%, respectively. The assumed rate for the long-term return on plan assets was determined based upon target asset allocations and expected long-term rates of return by asset class. For determination of the discount rate, the present value of the cash flows as of the measurement date is determined using the spot rates from the Mercer Yield Curve. A decrease in the assumed rate of return of 0.50% would increase pension expense by approximately $10 million. An increase in the discount rate of 0.50% would increase our pension expense by approximately $5 million and decrease our pension benefit obligations by approximately $201 million.

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

Income Taxes

We apply the provisions of ASC 740, “Income Taxes” (“ASC 740”), which creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the provisions of ASC 740, we elected to classify interest and penalties related to our unrecognized tax benefits in the income tax provision (See Note 14 of the Notes to Consolidated Financial Statements).

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

As previously disclosed, the Canada Revenue Agency (“CRA”) was examining our income tax returns for tax years 1999 through 2005. In connection with the examination, the CRA had issued assessments of additional income taxes, interest and penalties related to transfer prices of inventory sold by our Canadian subsidiaries to our U.S. subsidiaries. Additionally, the CRA was considering certain significant adjustments related principally to taxable income related to our acquisition of a Canadian company. Pursuant to the Plan of Reorganization, we entered into an agreement with the CRA and other provincial tax authorities that took effect upon our emergence from bankruptcy which settled the open Canadian income tax matters through January 26, 2009. As a result of this agreement, we reported a $39 million net income tax benefit related to the final settlement of the Canadian tax claims and the release of the previously accrued unrecognized tax benefits related to the Canadian audit for the six months ended June 30, 2010.

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
(3) Exhibits.
2.1(a)

Asset Purchase Agreement, dated May 11, 2006, by and among Smurfit-Stone Container Enterprises, Inc.(“SSCE”), Smurfit-Stone Container Canada Inc. and Bluegrass Container Company, LLC (incorporated by reference to Exhibit 2.1 to Smurfit-Stone Container Corporation’s (“SSCC”) Current Report on Form 8-K dated July 6, 2006 (File No. 0-23876)).

2.1(b)

Amendment No. 1 to Asset Purchase Agreement, dated June 30, 2006, by and among Smurfit-Stone Container Enterprises, Inc., Smurfit-Stone Container Canada Inc. and Bluegrass Container Company, LLC (incorporated by reference to Exhibit 2.2 to SSCC’s Current Report on Form 8-K dated July 6, 2006 (File No. 0-23876)).

2.2

Asset Purchase Agreement, dated August 8, 2007, by and among SSCE, Georgia-Pacific Brewton LLC and Georgia-Pacific LLC (incorporated by reference to Exhibit 2.1 to SSCC’s Current Report on Form 8-K filed August 10, 2007 (File No. 0-23876)).

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

(1)10.1

Credit Agreement dated as of February 22, 2010 among Smurfit-Stone Container Corporation and Smurfit-Stone Container Enterprises, Inc., as Borrowers, J.P. Morgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc. (DBSI) and Banc of America Securities LLC (BAS) as Joint Bookrunners and Co-Lead Arrangers, DBSI as syndication agent, BAS as documentation agent, and other lenders party thereto.

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

10.3	*	Smurfit-Stone Container Corporation Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).
10.4	*	Smurfit-Stone Container Corporation 2010 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).
10.5	*	Smurfit-Stone Container Corporation 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).
10.6	*

Amended and Restated Employment Agreement, dated as of June 30, 2010, between the Company and Patrick J. Moore (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

(2)10.7	*	Amendment to the Amended and Restated Employment Agreement, dated February 15, 2011, between the Company and Patrick J. Moore.

10.8	*

Amended and Restated Employment Agreement, dated as of June 30, 2010, between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.9	*

Amended and Restated Executive Retirement Agreement, dated as of June 30, 2010, between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.10	*

Agreement and General Release of Claims, dated as of October 27, 2010, by and between Steven J. Klinger and the Company and its subsidiaries (incorporated by reference to Exhibit 10.1 to Smurfit-Stone’s Current Report on Form 8-K filed November 1, 2010 (file No. 1-03439)).

10.11	*

Consultancy Agreement, dated as of January 1, 2011, between the Company and Steven J. Klinger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2011 (File No. 1-03439)).

(2)10.12	*	Supplemental General Release Agreement, dated as of December 31, 2010, between Steven J. Klinger and the Company and its subsidiaries.

10.13	*

Amended and Restated Employment Security Agreement, dated as of June 30, 2010, between the Company and Craig A. Hunt (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.14	*

Amended and Restated Employment Security Agreement, dated as of June 30, 2010, between the Company and Steven C. Strickland (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

10.15	*

Amended and Restated Employment Security Agreement, dated as of June 30, 2010, between the Company and Paul K. Kaufmann (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated July 7, 2010 (File No. 1-03439)).

(2)10.16	*	Consultancy Agreement, dated June 30, 2010, between the Company and John M. Murphy.
(2)10.17	*	Form of Restricted Stock Units Agreement.
(2)10.18	*	Form of Stock Option Agreement.
(2) 21.1		Subsidiaries of Smurfit-Stone Container Corporation.
(2) 23.1		Consent of Independent Registered Public Accounting Firm.
(1) 23.2		Consent of Independent Registered Public Accounting Firm.
(2) 24.1		Powers of Attorney.
(2) 31.1		Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(2) 31.2		Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(1) 31.3		Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(1) 31.4		Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(2) 32.1		Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(2) 32.2		Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits filed with this annual report are included under Item (a) (3).
(c)	None.

* Indicates a management contract or compensation plan or arrangement.

(1) Filed herewith as part of this Amendment No. 1 on Form 10-K/A.

(2) Included as part of the original Form 10-K filed on February 15, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE	March 29, 2011	SMURFIT-STONE CONTAINER CORPORATION

(Registrant)
By:	/s/ Paul K. Kaufmann

Paul K. Kaufmann
Senior Vice President and Corporate Controller