Form 10-Q
period 2011-03-31
SMURFIT-STONE CONTAINER Corp
filed 2011-04-29
CIK 94610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2011

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

As of April 27, 2011, the registrant had outstanding 97,541,131 shares of common stock, $.001 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.                               Financial Statements

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor
Three Months Ended March 31, (In millions, except per share data)	2011	2010
Net sales	$1,581	$1,461
Costs and expenses
Cost of goods sold	1,363	1,356
Selling and administrative expenses	122	151
Restructuring (income) expense	4	(4)
Other operating income		(11)
Operating income (loss)	92	(31)
Other income (expense)
Interest expense, net	(22)	(13)
Foreign currency exchange losses		(6)
Other, net	(4)	2
Income (loss) before reorganization items and income taxes	66	(48)
Reorganization items	(1)	(41)
Income (loss) before income taxes	65	(89)
Provision for income taxes	(11)
Net income (loss)	54	(89)
Preferred stock dividends and accretion		(2)
Net income (loss) attributable to common stockholders	$54	$(91)

Basic earnings per common share
Net income (loss) attributable to common stockholders	$0.54	$(0.35)
Weighted average shares outstanding	100	258

Diluted earnings per common share
Net income (loss) attributable to common stockholders	$0.54	$(0.35)
Weighted average shares outstanding	101	258

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED BALANCE SHEETS

	Successor
	March 31,	December 31,
(In millions, except share data)	2011	2010
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$446	$449
Receivables, less allowances of $16 in 2011 and 2010	825	765
Receivable for alternative energy tax credits	11	11
Inventories
Work-in-process and finished goods	167	140
Materials and supplies	383	356
	550	496
Refundable income taxes	4	6
Prepaid expenses and other current assets	32	24
Total current assets	1,868	1,751
Net property, plant and equipment	4,334	4,374
Goodwill	102	100
Intangible assets, net	74	75
Other assets	156	159
	$6,534	$6,459
Liabilities and Stockholders’ Equity

Current liabilities
Current maturities of long-term debt	$18	$39
Accounts payable	561	503
Accrued compensation and payroll taxes	147	180
Interest payable	3	3
Other current liabilities	80	86
Total current liabilities	809	811
Long-term debt, less current maturities	1,151	1,155
Pension and postretirement benefits, net of current portion	1,308	1,300
Other long-term liabilities	129	129
Deferred income taxes	465	453
Total liabilities	3,862	3,848

Stockholders’ equity
Preferred stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding in 2011 and 2010
Common stock, par value $.001 per share; 150,000,000 shares authorized; 94,490,158 and 91,793,836 issued and outstanding in 2011 and 2010, respectively
Additional paid-in capital	2,369	2,366
Retained earnings	168	114
Accumulated other comprehensive income	135	131
Total stockholders’ equity	2,672	2,611
	$6,534	$6,459

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
Three Months Ended March 31, (In millions)	2011	2010
Cash flows from operating activities
Net income (loss)	$54	$(89)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	87	85
Amortization of deferred debt issuance costs and original issue discount	3
Deferred income taxes	12	(2)
Pension and postretirement benefits	3	28
Non-cash restructuring income		(3)
Non-cash stock-based compensation	3	1
Non-cash foreign currency exchange losses		6
Non-cash reorganization items		26
Change in restricted cash for utility deposits		2
Change in operating assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(60)	(93)
Receivable for alternative energy tax credits		48
Inventories	(51)	(19)
Prepaid expenses and other current assets	(6)	(3)
Accounts payable and accrued liabilities	18	46
Interest payable		3
Other, net	(6)	14
Net cash provided by operating activities	57	50
Cash flows from investing activities
Expenditures for property, plant and equipment	(35)	(34)
Proceeds from property disposals	1	6
Net cash used for investing activities	(34)	(28)
Cash flows from financing activities
Net repayments of long-term debt	(26)	(1)
Debt issuance costs on exit credit facilities and other financing costs		(9)
Change in restricted cash for collateralizing outstanding letters of credit		(15)
Net cash used for financing activities	(26)	(25)

Effect of exchange rate changes on cash		1
Decrease in cash and cash equivalents	(3)	(2)
Cash and cash equivalents
Beginning of period	449	704
End of period	$446	$702

See notes to consolidated financial statements.

SMURFIT-STONE CONTAINER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions, except per share data)

1.              Rock-Tenn Merger Agreement

On January 23, 2011, Smurfit-Stone Container Corporation (“SSCC” or the “Company”) and Rock-Tenn Company (“Rock-Tenn”) entered into an Agreement and Plan of Merger (“Merger Agreement”) pursuant to which the Company will merge with and into a subsidiary of Rock-Tenn (the “Merger”).  This Merger, unanimously approved by the Boards of Directors of both companies, will create a leader in the North American paperboard packaging market with combined revenues of approximately $9 billion.

For each share of the Company’s common stock, the Company’s stockholders will be entitled to receive 0.30605 shares of Rock-Tenn common stock and $17.50 in cash, representing 50% cash and 50% stock on the date of the signing of the Merger Agreement.  On January 23, 2011, the equity consideration was $35 per the Company’s common share or approximately $3.5 billion, consisting of approximately $1.8 billion of cash and the issuance of approximately 30.9 million shares of Rock-Tenn common stock.  In addition, Rock-Tenn will assume the Company’s liabilities, including debt and underfunded pension liabilities, which were $1,169 million and $1,152 million, respectively, in the Company’s consolidated balance sheet at March 31, 2011.  Following the acquisition, Rock-Tenn stockholders will own approximately 56% and the Company’s stockholders will own 44% of the combined company.

The transaction is expected to close in the second quarter of 2011 and is subject to customary closing conditions, regulatory approvals, as well as approval by both Rock-Tenn and the Company’s stockholders.

2.              Bankruptcy Proceedings

Chapter 11 Bankruptcy Filings

On January 26, 2009 (the “Petition Date”), SSCC and its U.S. and Canadian subsidiaries (collectively, the “Debtors”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware (the “U.S. Court”).  On the same day, the Company’s Canadian subsidiaries also filed to reorganize under the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice in Canada.  The Company’s operations in Mexico and Asia and certain U.S. and Canadian legal entities were not included in the filings and continued to operate outside of the Chapter 11 and CCAA processes.  On June 21, 2010, the U.S. Court entered an order (“Confirmation Order”) approving and confirming the Joint Plan of Reorganization for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors (“Plan of Reorganization”).  The Company emerged from its Chapter 11 and CCAA bankruptcy proceedings on June 30, 2010 (“Effective Date”).  As of the Effective Date and pursuant to the Plan of Reorganization, the Company merged with and into its wholly-owned subsidiary, Smurfit-Stone Container Enterprises, Inc. (“SSCE”).  SSCE changed its name to Smurfit-Stone Container Corporation and became the Reorganized Smurfit-Stone Container Corporation (“Reorganized Smurfit-Stone”).

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

Common and Preferred Stock

Under the Plan of Reorganization, Reorganized Smurfit-Stone filed the Amended and Restated Certificate of Incorporation of the Company, which authorized Reorganized Smurfit-Stone to issue 160,000,000 shares, consisting of 150,000,000 shares of common stock, par value $.001 per share (“Common Stock”) and 10,000,000 shares of preferred stock, par value $.001 per share (“Preferred Stock”).  Reorganized Smurfit-Stone issued or reserved for issuance 100,000,000 shares of Common Stock for distribution to creditors and interest holders pursuant to the Plan of Reorganization.  In addition, the Company adopted the Equity Incentive Plan, pursuant to which, among other things, it reserved for issuance 8,695,652 shares of Common Stock representing eight percent of the fully diluted new Common Stock.  As of December 31, 2010, 91,793,836 shares of Common Stock were issued and outstanding and approximately 8.4 million shares of Common Stock were held in reserve pursuant to the Plan of Reorganization.  None of the Preferred Stock was issued and outstanding as of December 31, 2010.

Pursuant to the Plan of Reorganization, the Company issued 2,535,506 shares of Common Stock in the three months ended March 31, 2011.  As of March 31, 2011, 94,490,158 shares of Common Stock were issued and outstanding, including 160,816 shares issued under the Equity Incentive Plan in the three months ended March 31, 2011.

Subsequent to March 31, 2011, an additional 3,206,829 shares of Common Stock were issued, leaving approximately 2.6 million shares of Common Stock in reserve for claims that are still unliquidated or subject to dispute in the bankruptcy proceedings.  These shares will be distributed as these claims are liquidated or resolved, in accordance with the Plan of Reorganization.  To the extent shares remain after resolution of these claims, these excess shares will be re-distributed on a pro-rata basis to the holders of claims who had previously received distributions.

Financial Reporting Considerations

Subsequent to the Petition Date, through the Effective Date, the Company applied the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”), in preparing the consolidated financial statements.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings were recorded in reorganization items in the consolidated statements of operations.

Reorganization Items

The Company’s reorganization items directly related to the process of reorganizing the Company under Chapter 11 and the CCAA, and its emergence on June 30, 2010, as recorded in its consolidated statements of operations, consist of the following:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Income (Expense)
Provision for rejected/settled executory contracts and leases	$	$(29)
Professional fees	(1)	(15)
Accounts payable settlement gains		3
Total reorganization items	$(1)	$(41)

Professional fees directly related to the reorganization include fees associated with advisors to the Company, the official committee of unsecured creditors and certain secured creditors.  During the three months ended March 31, 2011, the Company continued to incur costs related to professional fees that are directly attributable to the reorganization.

Net cash paid for reorganization items related to professional fees for the three months ended March 31, 2011 and 2010 totaled $2 million and $16 million, respectively.

Reorganization items exclude employee severance and other restructuring charges recorded during 2011 and 2010.

Contractual interest expense on unsecured debt was $47 million for the three months ended March 31, 2010.  Under the Plan of Reorganization, interest expense on the unsecured debt subsequent to the Petition Date was not paid and no interest expense was recorded for the three months ended March 31, 2010.

The Preferred Stock dividends in arrears since the Petition Date are presented in the Predecessor consolidated statements of operations only to reflect preferred stockholders’ rights to dividends over common stockholders.  Under the Plan of Reorganization, Preferred Stock dividends in arrears subsequent to the Petition Date were not paid.

Fresh Start Accounting

Upon adoption of fresh start accounting as of the close of business on June 30, 2010, in accordance with ASC 852, the Company became a new entity for financial reporting purposes, reflecting the Successor capital structure.  As such, a new accounting basis in the identifiable assets and liabilities assumed was established with no retained earnings or accumulated other comprehensive income (loss) (“OCI”).

3.              Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company’s financial position, results of operations and cash flows.  These statements, however, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  Interim results may not necessarily be indicative of results that may be expected for any other interim period or for the year as a whole.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the SSCC Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) filed February 15, 2011 and Form 10-K/A for the year ended December 31, 2010 filed on March 29, 2011 with the Securities and Exchange Commission.

As of the Effective Date, the Company merged with and into SSCE, with SSCE being the survivor entity and renaming itself Smurfit-Stone Container Corporation, and becoming the Reorganized Smurfit-Stone.  The Company has domestic and international operations.

4.             Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

5.              Restructuring Activities

The Company continues to review and evaluate various restructuring and other alternatives to streamline operations, improve efficiencies and reduce costs.  These actions subject the Company to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, severance costs and other closing costs.

During the first quarter of 2011, the Company recorded restructuring charges of $4 million, primarily for severance and benefits and facility closure costs, and reduced its headcount by approximately 170 employees.

During the first quarter of 2010, the Company closed one converting facility, announced the closure of two additional converting facilities and sold four previously closed facilities.  The Company recorded restructuring income of $4 million, net of an $11 million gain related to the sale of previously closed facilities, of which $8 million resulted from the legal release of environmental liability obligations.  The remaining charges of $7 million were primarily for severance and benefits.

The following is a summary of the restructuring liabilities, including the termination of employees and liabilities for environmental and lease commitments at the closed facilities.

	Severance and Benefits	Lease Commitments	Facility Closure Costs	Total
Balance at January 1, 2011	$18	$4	$5	$27

Expense	2		2	4
Payments	(11)		(2)	(13)
Balance at March 31, 2011	$9	$4	$5	$18

6.              Alternative Fuel Mixture Tax Credits

The U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business through December 31, 2009, at which time the credit expired.  In May 2009, the Company was notified that its registration as an alternative fuel mixer was approved by the Internal Revenue Service.  The Company subsequently submitted refund claims of approximately $654 million for 2009 related to production at ten of its U.S. mills.  The Company received refund claims of $595 million in 2009 and $59 million during the first quarter of 2010.  In March 2010, the Company recorded other operating income of $11 million relating to an adjustment of refund claims submitted in 2009.  The Company expects to receive the $11 million refund claim during the second quarter of 2011.

7.              Guarantees and Commitments

The Company has certain wood chip processing contracts extending from 2012 through 2018 with minimum purchase commitments.  As part of the agreements, the Company guarantees the third party contractors’ debt outstanding and has a security interest in the chipping equipment.  At March 31, 2011, the maximum potential amount of future payments related to these guarantees was approximately $20 million, which decreases ratably over the life of the contracts.  In the event the guarantees on these contracts were called, proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

8.              Long-term Debt

The Company’s credit facilities include a $1,200 million term loan commitment (the “Term Loan Facility”) and an asset-based revolving credit facility (the “ABL Revolving Facility”) with aggregate commitments of $650 million (including a $100 million Canadian Tranche).   The ABL Revolving Facility includes a $150 million sub-limit for letters of credit.

As of March 31, 2011, the Company had borrowings of $1,168 million under the Term Loan Facility and no borrowings under the ABL Revolving Facility.  As a result of Excess Cash Flows, as defined in the Term Loan Facility, for the six months ended December 31, 2010, the Company was required to repay $23 million in March 2011 on the Term Loan Facility.  As of March 31, 2011, the Company’s borrowing base under the ABL Revolving Facility was $650 million and the amount available for borrowings after considering outstanding letters of credit was $572 million.

The credit facilities contain affirmative and negative covenants that impose restrictions on the Company’s financial and business operations and those of certain of the Company’s subsidiaries, including the Company’s ability to incur indebtedness, incur liens, make investments, sell assets, pay dividends or make acquisitions.  The credit facilities contain events of default customary for financings of this type.  At March 31, 2011, the Company was in compliance with its debt covenants.

As of March 31, 2011, the Company also had available unrestricted cash and cash equivalents of $446 million primarily invested in money market funds at a variable interest rate of 0.13%.

9.              Employee Benefit Plans

The Company sponsors noncontributory defined benefit pension plans for its U.S. employees and noncontributory and contributory defined benefit pension plans for its Canadian employees.  The Company’s defined benefit pension plans cover substantially all hourly employees, as well as salaried employees hired prior to January 1, 2006.  The U.S. and Canadian defined benefit pension plans for salaried employees were frozen effective January 1, 2009 and March 1, 2009, respectively.

The Company’s postretirement benefit plans provide certain health care and life insurance benefits for all retired salaried and certain retired hourly employees, and for salaried and certain hourly employees who reached the age of 60 with ten years of service as of January 1, 2007.

The components of net pension expense for the defined benefit pension plans and the components of the postretirement benefit costs are as follows:

	Defined Benefit Pension Plans		Postretirement Plans
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$9	$7	$1	$1
Interest cost	50	51	2	2
Expected return on plan assets	(49)	(51)
Amortization of prior service cost (benefit)		1		(1)
Amortization of net loss		23
Multi-employer plans	2	1
Net periodic benefit cost	$12	$32	$3	$2

10.       Derivative Instruments and Hedging Activities

During the three months ended March 31, 2011, the Company entered into foreign currency exchange derivative contracts to minimize the exposure to currency exchange rate fluctuations on a $255 million Canadian dollar denominated inter-company note established upon emergence between a U.S. subsidiary and a Canadian subsidiary, whereby the U.S subsidiary is the lender.  The inter-company note matures on June 29, 2015 and the interest is payable quarterly.  The derivative contracts are monthly or quarterly instruments with a notional amount equal to the inter-company note principal, plus accrued interest.  The derivative contracts are marked-to-market through earnings on a monthly or quarterly basis.

For the three months ended March 31, 2011, the Company’s U.S subsidiary recorded a $4 million foreign currency gain (net of tax) in other, net in the consolidated statements of operations related to the revaluation of the inter-company note.  The Company recorded a $4 million loss (net of tax) in other, net in the consolidated statements of operations on the settlement of the derivative contracts.

11.       Income Taxes

On March 17, 2011, the Company received Internal Revenue Service approval to be recognized as a registered cellulosic biofuel producer.  As a result, the Company plans to amend its 2009 tax return to claim a federal income tax credit for cellulosic biofuel production.  This relates to the production of fuel that did not otherwise qualify for the alternative fuel mixture tax credit.  Under the current law, this tax credit can be utilized to offset income taxes through December 31, 2015.  For the three months ended March 31, 2011, the Company recorded a benefit for income taxes of $14 million related to the cellulosic biofuel production income tax credit.

For the three months ended March 31, 2011, the Company recorded a provision for income taxes of $11 million.  The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes primarily due to the cellulosic biofuel production income tax credit, state income taxes, lower effective tax rates in certain foreign jurisdictions and the effect of other permanent differences.

As of March 31, 2011, the amount of gross unrecognized tax benefits was approximately $295 million, exclusive of interest and penalties. Of this balance, approximately $283 million of net unrecognized tax benefits, if recognized, would impact the effective tax rate.

12.       Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Net income (loss)	$54	$(89)
Other comprehensive income (loss), net of tax:
Net hedging loss reclassified into earnings		1
Net deferred employee benefit plan expense reclassified into earnings		23
Foreign currency translation adjustment	4	2
Comprehensive income (loss)	$58	$(63)

13.       Earnings Per Share

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

The following table sets forth the computation of the Company’s basic and diluted earnings per share:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Numerator:
Income (loss) from continuing operations	$54	$(89)
Preferred stock dividends and accretion		(2)
Net income (loss) from continuing operations attributable to common stockholders before allocation of earnings to participating securities	54	(91)
Earnings allocated to participating securities
Net income (loss) from continuing operations attributable to common stockholders and assumed conversion	$54	$(91)

Denominator:
Denominator for basic earnings per share — weighted average shares	100	258
Effect of dilutive securities: employee stock options	1
Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	101	258

Basic earnings per share from continuing operations	$0.54	$(0.35)
Diluted earnings per share from continuing operations	$0.54	$(0.35)

Total weighted average shares of 100 million for the Successor Company include reserved, but unissued shares of approximately 5.8 million at March 31, 2011.  These reserved shares will be distributed as claims are liquidated or resolved in accordance with the Plan of Reorganization and Confirmation Order.

In accordance with ASC 260, “Earnings Per Share”, the Company uses the two-class method to compute basic and diluted earnings per share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  The Successor Company’s unvested RSUs are considered participating securities because they entitle holders to receive nonforfeitable dividends during the vesting term.  For the three months ended March 31, 2011, the earnings allocated to participating securities were immaterial.

Convertible preferred stock to acquire three million shares of common stock with an effect of $2 million on net income (loss) from continuing operations attributable to common stockholders for the three months ended March 31, 2010 is excluded from the Predecessor Company diluted earnings per share computations because they were antidilutive.  Predecessor Company employee stock options and non-vested RSUs were excluded from the diluted earnings per share calculations for the three months ended March 31, 2010 because they were antidilutive.

14.       Fair Value Measurements

Certain financial assets and liabilities are recorded at fair value on a recurring basis, including the Company’s residual interest in its Timber Note Holdings (“TNH”) investment.

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

	March 31, 2011
	Level 1	Level 2	Level 3	Total

Residual interest in TNH investment	$	$	$21	$21

The following table presents the changes in Level 3 assets (liabilities) measured at fair value on a recurring basis for the three months ended March 31, 2011.

Residual Interest in TNH Investment
Balance at January 1, 2011	$21
Dividend received
Realized gains
Balance at March 31, 2011	$21

Dividends received and realized gains were immaterial for the three months ended March 31, 2011.

Financial Instruments Not Measured At Fair Value

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature.  The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments.  The carrying amount of cost method investments of $12 million, included in other assets in the consolidated balance sheet at March 31, 2011, approximates fair value.

Prior to emergence, the Predecessor Company’s borrowings were recorded at historical amounts.  On the Effective Date, the Successor Company’s debt was adjusted to fair value of $1,194 million, net of original issue discount of $12 million, using quoted market prices which is consistent with par value (Level 1).  The fair value is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.  At March 31, 2011, the carrying value and fair value of the Company’s borrowings were $1,169 million and $1,171 million, respectively.

15.       Contingencies

The Company’s past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality.  The Company faces potential environmental liability as a result of violations of these environmental requirements, environmental permit terms and similar authorizations that have occurred from time to time at its facilities.  In addition, the Company faces potential liability for remediation at certain owned and formerly owned facilities, as well as response costs at various sites for which it has received notice as being a potentially responsible party (“PRP”) concerning hazardous substance contamination.  The Company matters relating to the third party PRP sites and certain formerly owned facilities have been or will be satisfied claims in the Company’s bankruptcy proceedings.  As of March 31, 2011, the Company had approximately $8 million reserved for environmental liabilities, of which $4 million is included in other long-term liabilities and $4 million in other current liabilities in the consolidated balance sheets.  The Company believes the liability for these matters was adequately reserved at March 31, 2011.

In May 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against four individual committee members of the Administrative Committee (“Administrative Committee”) of the Company’s savings plans (the “Savings Plans”) and Patrick Moore, the Company’s Chief Executive Officer (together, the “Defendants”).  During the first quarter of 2010, two additional Employee Retirement Income Security Act (“ERISA”) class action lawsuits were filed in the United States District Court for the Western District of Missouri and one in the United States District Court for the District of Delaware.  The defendants in these cases are individual committee members of the Administrative Committee, several other of the Company’s current and former executives and individual members of the Predecessor Company’s Board of Directors.  The suits were consolidated into one matter in January 2011 in the Northern District of Illinois.  The consolidated complaint alleges certain ERISA violations between January 1, 2008 and January 26, 2009.  The plaintiffs brought the complaint on behalf of themselves and a class of similarly situated participants and beneficiaries of four of the Company’s Savings Plans.  The plaintiffs assert that the Defendants breached their fiduciary duties to the Savings Plans’ participants and beneficiaries by allegedly making imprudent investments with the Savings Plans’ assets, making misrepresentations and failing to disclose material adverse facts concerning the Company’s business conditions, debt management and viability, and not taking appropriate action to protect the Savings Plans’ assets.  During April 2011, the parties reached an agreement in principle to settle the case.  The Company believes the liability for this matter was adequately reserved at March 31, 2011.

In September 2010, four putative class action complaints (the “Complaints”) were filed in the United States District Court for the Northern District of Illinois against the Company and several other paper and packaging companies (collectively referred to as the “Class Action Defendants”).  The Complaints allege that the Company and the Class Action Defendants engaged in anti-competitive activities and violation of antitrust laws by reaching agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products.  The Complaints seek an unspecified amount of damages arising from the sale of corrugated products from 2005 to the date the lawsuit was filed.  A consolidated complaint was filed on November 8, 2010 by the Complainants which contains allegations that limit the Company’s liability to conduct that arose subsequent to the bankruptcy Effective Date.  The Class Action Defendants filed motions to dismiss the Complaints, which were denied by the Court on April 8, 2011.  Given the limited time period for potential liability, the Company believes the resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Three complaints on behalf of the same putative class of the Company’s stockholders have been filed in the Circuit Court for Cook County, Illinois challenging the Merger Agreement: (i) Roseman v. Smurfit-Stone Container Corp.; (ii) Findley v. Smurfit-Stone Container Corp.; and (iii) Czech v. Smurfit-Stone Container Corp. (collectively, the “Illinois-Cook County Complaints”).  On March 4, 2011, the plaintiffs in the consolidated action filed an amended complaint which names as defendants the Company, Rock-Tenn and the individual members of the Company’s Board of Directors (the “Merger Defendants”).  The amended complaint alleges, among other things, that the consideration agreed to in the Merger Agreement is inadequate and unfair to the Company’s stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures regarding the proposed merger, that the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by Rock-Tenn and the Company.  The amended complaint seeks equitable relief, including an injunction prohibiting consummation of the Merger Agreement.  On April 21, 2011, the Court stayed this consolidated matter pending resolution of the Delaware plaintiffs’ motion for preliminary injunction or until further order of the Court.

On February 17, 2011, a putative class action complaint asserting similar claims was filed against the same defendants and a Rock-Tenn merger subsidiary, in the United States District Court for the Northern District of Illinois under the caption of Dabrowski v. Smurfit-Stone Container Corp. (the “Illinois-Northern District Complaint”). On April 21, 2011, the plaintiff filed an amended complaint alleging, among other things, that the consideration agreed to in the Merger Agreement is inadequate and unfair to the Company’s stockholders, that the Company and the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by Rock-Tenn and its merger subsidiary. The plaintiff also alleges that the March 31, 2011 amended joint proxy statement/prospectus contained misleading or inadequate disclosures constituting violations of Section 14(a) of the Securities Exchange Act of 1934. The plaintiff seeks equitable relief, including an injunction prohibiting consummation of the Merger Agreement.

Three complaints on behalf of the same putative class of the Company’s stockholders have been filed in the Delaware Court of Chancery challenging the Merger Agreement: (i) Marks v. Smurfit-Stone Container Corp.; (ii) Spencer v. Smurfit-Stone Container Corp.; and (iii) Gould v. Smurfit-Stone Container Corp. On March 24, 2011, these cases were consolidated (the “Delaware Complaints”). The plaintiffs allege, among other things, that the consideration agreed to in the Merger Agreement is inadequate and unfair to the Company’s stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures regarding the proposed merger, that the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by Rock-Tenn and its merger subsidiary. On March 24, 2011, the plaintiffs moved for class certification. The court has set a schedule for expedited proceedings in the consolidated matter, including expedited discovery, and has scheduled a hearing on May 18, 2011 for the plaintiffs’ anticipated motion for preliminary injunction.

The Company believes the Illinois-Cook County Complaints, Illinois-Northern District Complaint and Delaware Complaints are without merit and will vigorously defend against the allegations.

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

The Company is a defendant in a number of lawsuits and claims arising out of the conduct of its business.  While the ultimate results of such suits or other proceedings against the Company cannot be predicted with certainty, the management of the Company believes the resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some information included in this report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  When used in this document, the words “anticipates,” “believes,” “expects,” “intends” and similar expressions as they relate to Smurfit-Stone Container Corporation or its management, are intended to identify such forward-looking statements.  These forward-looking statements are subject to numerous risks and uncertainties.  There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control.  These factors, risks and uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) filed February 15, 2011 and Form 10-K/A for the year ended December 31, 2010 (“2010 Form 10-K/A) filed March 29, 2011 with the Securities and Exchange Commission.

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

GENERAL

Smurfit-Stone Container Corporation (“SSCC” or the “Company”), incorporated in Delaware in 1987, was a holding company with no business operations of its own.  SSCC conducted its business operations through its wholly-owned subsidiary, Smurfit-Stone Container Enterprises, Inc. (“SSCE”), a Delaware corporation.  On June 30, 2010 (“Effective Date”), SSCC emerged from its Chapter 11 and Companies’ Creditors Arrangement Act (“CCAA”) bankruptcy proceedings.  As of the Effective Date and pursuant to the Plan of Reorganization (as hereafter defined), the Company merged with and into SSCE.  SSCE changed its name to Smurfit-Stone Container Corporation and became the Reorganized Smurfit-Stone Container Corporation (“Reorganized Smurfit-Stone”).

ROCK-TENN MERGER AGREEMENT

On January 23, 2011, the Company and Rock-Tenn Company (“Rock-Tenn”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company will merge with and into a subsidiary of Rock-Tenn (the “Merger”).  This Merger, unanimously approved by the Boards of Directors of both companies, will create a leader in the North American paperboard packaging market with combined revenues of approximately $9 billion.

For each share of our common stock, our stockholders will be entitled to receive 0.30605 shares of Rock-Tenn common stock and $17.50 in cash, representing 50% cash and 50% stock on the date of the signing of the Merger Agreement.  On January 23, 2011, the equity consideration was $35 per our common share or approximately $3.5 billion, consisting of approximately $1.8 billion of cash and the issuance of approximately 30.9 million shares of Rock-Tenn common stock.  In addition, Rock-Tenn will assume our liabilities, including debt and underfunded pension liabilities, which were $1,169 million and $1,152 million, respectively, in our consolidated balance sheet at March 31, 2011.  Following the acquisition, Rock-Tenn stockholders will own approximately 56% and our stockholders will own 44% of the combined company.

The transaction is expected to close in the second quarter of 2011 and is subject to customary closing conditions, regulatory approvals, as well as approval by both Rock-Tenn and our stockholders.

BANKRUPTCY PROCEEDINGS

Chapter 11 Bankruptcy Filings

On January 26, 2009 (the “Petition Date”), we and our U.S. and Canadian subsidiaries (collectively, the “Debtors”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware (the “U.S. Court”).  On the same day, our Canadian subsidiaries also filed to reorganize under the CCAA in the Ontario Superior Court of Justice in Canada.  Our operations in Mexico and Asia and certain U.S. and Canadian legal entities were not included in the filings and continued to operate outside of the Chapter 11 and CCAA processes.  On June 21, 2010, the U.S. Court entered an order (“Confirmation Order”) approving and confirming the Joint Plan of Reorganization for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors (“Plan of Reorganization”).  We emerged from our Chapter 11 and CCAA bankruptcy proceedings on June 30, 2010, the Effective Date.  As of the Effective Date and pursuant to the Plan of Reorganization, we merged with and into our wholly-owned subsidiary, SSCE.  SSCE changed its name to Smurfit-Stone Container Corporation and became the Reorganized Smurfit-Stone.

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

Common and Preferred Stock

Under the Plan of Reorganization, Reorganized Smurfit-Stone filed the Amended and Restated Certificate of Incorporation of the Company, which authorized Reorganized Smurfit-Stone to issue 160,000,000 shares, consisting of 150,000,000 shares of common stock, par value $.001 per share (“Common Stock”) and 10,000,000 shares of preferred stock, par value $.001 per share (“Preferred Stock”).  Reorganized Smurfit-Stone issued or reserved for issuance 100,000,000 shares of Common Stock for distribution to creditors and interest holders pursuant to the Plan of Reorganization.  In addition, we adopted the Equity Incentive Plan, pursuant to which, among other things, it reserved for issuance 8,695,652 shares of Common Stock representing eight percent of the fully diluted new Common Stock.  As of December 31, 2010, 91,793,836 shares of Common Stock were issued and outstanding and approximately 8.4 million shares of Common Stock were held in reserve pursuant to the Plan of Reorganization.  None of the Preferred Stock was issued and outstanding as of December 31, 2010.

Pursuant to the Plan of Reorganization, we issued 2,535,506 shares of Common Stock in the three months ended March 31, 2011.  As of March 31, 2011, 94,490,158 shares of Common Stock were issued and outstanding, including 160,816 shares issued under the Equity Incentive Plan in the three months ended March 31, 2011.

Subsequent to March 31, 2011, an additional 3,206,829 shares of Common Stock were issued, leaving approximately 2.6 million shares of Common Stock in reserve for claims that are still unliquidated or subject to dispute in the bankruptcy proceedings.  These shares will be distributed as these claims are liquidated or resolved, in accordance with the Plan of Reorganization.  To the extent shares remain after resolution of these claims, these excess shares will be re-distributed on a pro-rata basis to the holders of claims who had previously received distributions

Financial Reporting Considerations

Subsequent to the Petition Date, through the Effective Date, we applied the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, “Reorganizations” (“ASC 852”), in preparing the consolidated financial statements.  ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings were recorded in reorganization items in the consolidated statements of operations.

Reorganization Items

Our reorganization items directly related to the process of our reorganizing under Chapter 11 and the CCAA, and its emergence on June 30, 2010, as recorded in its consolidated statements of operations, consist of the following:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Income (Expense)
Provision for rejected/settled executory contracts and leases	$	$(29)
Professional fees	(1)	(15)
Accounts payable settlement gains		3
Total reorganization items	$(1)	$(41)

Professional fees directly related to the reorganization include fees associated with advisors to the Company, the official committee of unsecured creditors and certain secured creditors.  During the three months ended March 31, 2011, we continued to incur costs related to professional fees that were directly attributable to the reorganization.

Net cash paid for reorganization items related to professional fees for the three months ended March 31, 2011 and 2010 totaled $2 million and $16 million, respectively.

Reorganization items exclude employee severance and other restructuring expenses recorded during 2011 and 2010.

Contractual interest expense on unsecured debt was $47 million for the three months ended March 31, 2010.  Under the Plan of Reorganization, interest expense on the unsecured debt subsequent to the Petition Date was not paid and no interest expense was recorded for the three months ended March 31, 2010.

The Preferred Stock dividends in arrears since the Petition Date are presented in the Predecessor consolidated statements of operations only to reflect preferred stockholders’ rights to dividends over common stockholders.  Under the Plan of Reorganization Preferred Stock dividends in arrears subsequent to the Petition Date were not paid.

Fresh Start Accounting

Upon adoption of fresh start accounting as of the close of business on June 30, 2010, in accordance with ASC 852, the Company became a new entity for financial reporting purposes, reflecting the Successor capital structure.  As such, a new accounting basis in the identifiable assets and liabilities assumed was established with no retained earnings or accumulated other comprehensive income (loss) (“OCI”).

RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In the accompanying analysis of financial information, we use the financial measures “adjusted net income (loss) attributable to common stockholders” (“adjusted net income (loss)”), “adjusted net income (loss) per diluted share attributable to common stockholders” (“adjusted net income (loss) per diluted share”), “EBITDA” and “adjusted EBITDA” which are derived from our consolidated financial information but are not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission rules.  Adjusted net income (loss) and adjusted net income (loss) per diluted share are non-GAAP financial measures that exclude from net income (loss) attributable to common stockholders the effects of reorganization items, restructuring (income) expense, alternative fuel mixture tax credits, non-cash foreign currency exchange losses, bankruptcy claims settlement gain, Rock-Tenn merger transaction expense and cellulosic biofuel production tax credit.  EBITDA is defined as net income (loss) before provision for income taxes, interest expense, net and depreciation, depletion and amortization.  Adjusted EBITDA is defined as EBITDA adjusted for reorganization items, restructuring (income) expense, alternative fuel mixture tax credits, non-cash foreign currency exchange losses, bankruptcy claims settlement gain, Rock-Tenn merger transaction expense and other adjustments.

We use these supplemental non-GAAP measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors and to establish operational goals and forecasts that are used in allocating resources. These non-GAAP measures of operating results are reported to our board of directors and chief executive officer and are used to make strategic and operating decisions and assess performance.  These non-GAAP measures are presented to enhance an understanding of our operating results and are not intended to represent cash flows or results of operations.  We also believe these non-GAAP measures are beneficial to investors, potential investors and other key stakeholders, including analysts and creditors who use these measures in their evaluations of our performance from period to period and against the performance of other companies in our industry.  The use of these non-GAAP financial measures is beneficial to these stakeholders because they exclude certain items that management believes are not indicative of the ongoing operating performance of our business, and including them would distort comparisons to our past operating performance.  Accordingly, we have excluded the adjustments, as detailed below, for the purpose of calculating these non-GAAP measures.

The following is an explanation of each of the adjustments that we have made to arrive at these non-GAAP measures for the three months ended March 31, 2011 of the Successor and the three months ended March 31, 2010 of the Predecessor, as well as the reasons management believes each of these items is not indicative of operating performance:

•                              Reorganization items - These expense items are directly related to the process of our reorganizing under Chapter 11 and the CCAA.  The items include a provision for rejected/settled executory contracts and leases, accounts payable settlement gains and professional fees.  These items are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

•                              Restructuring (income) expense - These adjustments primarily represent severance costs and other costs associated with our restructuring activities, net of gains related to the sale of previously closed facilities. These income and expense items are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

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

•                              Non-cash foreign currency exchange losses — Through June 30, 2010, the functional currency for our Canadian operations was the U.S. dollar.  Fluctuations in Canadian dollar-denominated monetary assets and liabilities resulted in non-cash losses.  We excluded the impact of foreign currency exchange losses because the impact of foreign exchange is highly variable and difficult to predict from period to period and is not tied to our operating performance.  These losses are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

•                              Bankruptcy claims settlement gain — These amounts represent the return of reserved funds due to the favorable resolution of bankruptcy claims.  These items are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

•                              Rock-Tenn merger transaction expense - These amounts represent charges for legal, consulting and other direct expenses related to the announced merger with Rock-Tenn.  These items are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

•                              Cellulosic biofuel production income tax credit — These amounts represent an income tax credit for registered cellulosic biofuel producers which did not otherwise qualify for the alternative fuel mixture tax credit. Under current law, this tax credit can be utilized to offset income taxes through December 31, 2015.  These items are not considered indicative of ongoing operating performance and are not used by us to assess our operating performance.

•                              Other - These adjustments principally represent amounts accrued under our 2009 long-term incentive plan.  These income and expense items are not considered indicative of our ongoing operating performance and are not used by us to assess our operating performance.

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

The following financial presentation includes a reconciliation of net income (loss) attributable to common stockholders and net income (loss) per diluted share attributable to common stockholders, the most directly comparable GAAP financial measures, to adjusted net income (loss) attributable to common stockholders and adjusted net income (loss) per diluted share attributable to common stockholders, respectively.  The adjustments to GAAP net income (loss) attributable to common stockholders for the Predecessor period for the three months ended March 31, 2010 were not tax effected because it was more likely than not that substantially all of the deferred tax assets that were generated during bankruptcy would not be realized.  For the three months ended March 31, 2011, we recorded a provision for income taxes related to the Successor statement of operations.  As a result, the Successor period adjustments to net income (loss) attributable to common stockholders are presented on a net of tax basis.

A reconciliation of net income (loss) to EBITDA and adjusted EBITDA is also presented.

Reconciliation to GAAP Financial Measures

	Successor	Predecessor
(In millions, except per share data)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Net income (loss) attributable to common stockholders (GAAP)	$54	$(91)
Reorganization items, net of income taxes	1	41
Restructuring (income) expense, net of income taxes	2	(4)
Alternative fuel mixture tax credits		(11)
Non-cash foreign currency exchange losses		6
Bankruptcy claims settlement gain, net of income taxes	(2)
Rock-Tenn merger transaction expense, net of income taxes	2
Cellulosic biofuel production income tax credit	(14)
Adjusted net income (loss) attributable to common stockholders	$43	$(59)

Net income (loss) per diluted share attributable to common stockholders (GAAP)	$0.54	$(0.35)
Reorganization items, net of income taxes	0.01	0.16
Restructuring (income) expense, net of income taxes	0.02	(0.02)
Alternative fuel mixture tax credits		(0.04)
Non-cash foreign currency exchange losses		0.02
Bankruptcy claims settlement gain, net of income taxes	(0.02)
Rock-Tenn merger transaction expense, net of income taxes	0.02
Cellulosic biofuel production income tax credit	(0.14)
Adjusted net income (loss) per diluted share attributable to common stockholders	$0.43	$(0.23)

Net income (loss) (GAAP)	$54	$(89)
Provision for income taxes (a)	11
Interest expense net	22	13
Depreciation, depletion and amortization	87	85
EBITDA	174	9
Reorganization items	1	41
Restructuring (income) expense	4	(4)
Alternative fuel mixture tax credits		(11)
Non-cash foreign currency exchange losses		6
Bankruptcy claims settlement gain	(3)
Rock-Tenn merger transaction expense	3
Other		5
Adjusted EBITDA	$179	$46

(a) Provision for income taxes for the three months ended March 31, 2011 is net of cellulosic biofuel production income tax credit of $14 million.

Effect of Fresh Start Accounting

The application of fresh start accounting affected certain assets, liabilities, and expenses. As a result, financial information of the Successor for the period after June 30, 2010 is not comparable to Predecessor financial information.  Refer to Note 2 to our Notes to Consolidated Financial Statements for additional information on fresh start accounting.

Overview

For the three months ended March 31, 2011 and March 31, 2010, we had operating income (loss) of $92 million and $(31) million, respectively.  Operating income for the three months ended March 31, 2011 was positively impacted by higher segment profits principally due to higher average selling prices for containerboard and corrugated containers and reduced selling and administrative expenses, which were partially offset by inflation on input costs, including reclaimed fiber, freight and chemicals.  The operating loss for the three months ended March 31, 2010 was negatively impacted by lower average sales prices for containerboard and corrugated containers.

We expect sequentially lower earnings in the second quarter as operating efficiencies and seasonal volume improvements will be more than offset by continued cost inflation and higher maintenance downtime costs.

Restructuring Activities

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs.  These actions subject us to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, severance costs and other closing costs.

During the first quarter of 2011, we recorded restructuring expense of $4 million, primarily for severance and benefits and facility closure costs, and reduced our headcount by approximately 170 employees.

During the first quarter of 2010, we closed one converting facility, announced the closure of two additional converting facilities and sold four previously closed facilities.  We recorded restructuring income of $4 million, net of an $11 million gain related to the sale of previously closed facilities, of which $8 million resulted from the legal release of environmental liability obligations.  The remaining charges of $7 million were primarily for severance and benefits.

Alternative Fuel Mixture Tax Credit

The U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business through December 31, 2009, at which time the credit expired.  In May 2009, we were notified that our registration as an alternative fuel mixer was approved by the Internal Revenue Service.  We subsequently submitted refund claims of approximately $654 million for 2009 related to production at ten of our U.S. mills.  We received refund claims of $595 million in 2009 and $59 million during the first quarter of 2010.  In March 2010, we recorded other operating income of $11 million relating to an adjustment of refund claims submitted in 2009.  We expect to receive the $11 million refund claim during the second quarter of 2011.

Reorganization Items

For the three months ended March 31, 2011, we recorded reorganization items of $1 million as we continued to incur costs related to professional fees that were directly attributable to the reorganization.

For the three months ended March 31, 2010, we recorded reorganization items of $41 million including a provision for rejected/settled executory contracts and leases and professional fees, which were partially offset by accounts payable settlement gains.  See Note 2 of the Notes to Consolidated Financial Statements.

Cellulosic Biofuel Production Income Tax Credit

On March 17, 2011, we received Internal Revenue Service approval to be recognized as a registered cellulosic biofuel producer.  As a result, we plan to amend our 2009 tax return to claim a federal income tax credit for cellulosic biofuel production.  This relates to the production of fuel that did not otherwise qualify for the alternative fuel mixture tax credit. Under the current law, this tax credit can be utilized to offset income taxes through December 31, 2015.  For the three months ended March 31, 2011, we recorded an income tax benefit of $14 million related to the cellulosic biofuel production income tax credit.

First Quarter 2011 Compared to First Quarter 2010

	Successor		Predecessor
	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)

Containerboard, corrugated containers and recycling operations	$1,581	$141	$1,461	$34

Restructuring income (expense)		(4)		4
Other operating income				11
Interest expense, net		(22)		(13)
Non-cash foreign currency exchange losses				(6)
Reorganization items		(1)		(41)
Rock-Tenn merger transaction expense		(3)
Corporate expenses and other (Note 1)		(46)		(78)
Income (loss) before income taxes		$65		$(89)

Note 1: Amounts include corporate expenses and other expenses not allocated to operations.

Net Sales

Net sales increased 8.2% for the three months ended March 31, 2011 compared to the same period last year.  Net sales were positively impacted by higher average selling prices ($164 million) for containerboard, corrugated containers and reclaimed material in 2011.  The average price for old corrugated containers (“OCC”) increased approximately $10 per ton compared to last year.  Net sales were negatively impacted by $44 million in 2011 primarily as a result of lower third-party sales volume of containerboard and corrugated containers.

Cost of Goods Sold

	Successor		Predecessor
	Three Months Ended	Percentage	Three Months Ended	Percentage
	March 31,	of	March 31,	of
(In millions)	2011	Net Sales	2010	Net Sales

Cost of goods sold	$1,363	86.2%	$1,356	92.8%

Our cost of goods sold as a percentage of net sales for the three months ended March 31, 2011 was positively impacted by higher average selling prices.  Our containerboard mills operated at 97.1% and 100% of capacity for the three months ended March 31, 2011 and 2010, respectively.

Selling and Administrative Expenses

	Successor		Predecessor
	Three Months Ended	Percentage	Three Months Ended	Percentage
	March 31,	of	March 31,	of
(In millions)	2011	Net Sales	2010	Net Sales

Selling and administrative expenses	$122	7.7%	$151	10.3%

Selling and administrative expenses for the three months ended March 31, 2011 were favorably impacted by our initiative in 2010 to reduce our selling and administrative costs, primarily through reductions in our workforce.  Selling and administrative expenses for the three months ended March 31, 2010 were unfavorably impacted by $6 million accrued under our 2009 long-term incentive plan.

Other

Interest expense, net was $22 million for the three months ended March 31, 2011, including amortization of deferred debt issuance costs and original issue discount of $3 million.  Average borrowings under the Successor credit facilities were $1,168 million, with an overall average effective interest rate of approximately 6.75%.

Interest expense, net was $13 million for the three months ended March 31, 2010.  Average secured borrowings were $1,377 million with an overall average effective interest rate of approximately 3.75% for the three months ended March 31, 2010.  Contractual interest expense on unsecured debt was $47 million for the three months ended March 31, 2010.  Under the Plan of Reorganization, interest expense on the unsecured debt subsequent to the Petition Date was not paid and no interest expense was recorded for the three months ended March 31, 2010.

We recorded non-cash foreign currency exchange losses of $6 million for the three months ended March 31, 2010.  Upon emergence, we reviewed the primary economic indicators for our Canadian operations under the Reorganized Smurfit-Stone and determined the functional currency for our Canadian operations to be the local currency.  As a result, effective July 1, 2010, translation gains or losses are included with stockholders’ equity as part of OCI.

For the three months ended March 31, 2011, we recorded a provision for income taxes of $11 million.   The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes primarily due to the cellulosic biofuel production income tax credit, state income taxes, lower effective tax rates in certain foreign jurisdictions and the effect of other permanent differences.

As of March 31, 2011, the amount of gross unrecognized tax benefits was approximately $295 million, exclusive of interest and penalties. Of this balance, approximately $283 million of net unrecognized tax benefits, if recognized, would impact the effective tax rate.

Statistical Data

	Successor	Predecessor
(In thousands of tons, except as noted)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Mill Production
Containerboard (1)	1,576	1,585
Kraft paper	28	29
Market pulp	59	62
SBL	33	35
North American corrugated containers sold (billion sq. ft.)	16.2	16.4
Fiber reclaimed and brokered	1,501	1,423

(1) For the three months ended March 31, 2011 and 2010, our corrugated container plants consumed 1,108,000 tons and 1,116,000 tons of containerboard, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had cash and cash equivalents of $446 million compared to $449 million at December 31, 2010.  Long-term debt at March 31, 2011 was $1,169 million.  As of March 31, 2011, the amount available for borrowings under the asset-based revolving credit facility (the “ABL Revolving Facility”) after considering outstanding letters of credit was $572 million.

The following table summarizes our cash flows:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
(In millions)	2011	2010
Net cash provided by (used for):
Operating activities	$57	$50
Investing activities	(34)	(28)
Financing activities	(26)	(25)
Effect of exchange rate changes on cash		1
Net decrease in cash	$(3)	$(2)

Net Cash Provided By (Used For) Operating Activities

Successor

The net cash provided by operating activities for the three months ended March 31, 2011 of $57 million benefited from higher selling prices and operating income. Operating cash flows were unfavorably impacted by working capital changes of $99 million.  The unfavorable working capital change for the three months ended March 31, 2011 was principally due to higher sales volume and inventory levels.  These increases were partially offset by increased accounts payable.

Predecessor

The net cash provided by operating activities for the three months ended March 31, 2010 of $50 million was favorably impacted by a reduction of $48 million in the receivable for alternative fuel tax credits.

Net Cash Used For Investing Activities

Successor

Net cash used for investing activities was $34 million for the three months ended March 31, 2011.  Expenditures for property, plant and equipment were $35 million.  The amount expended for property, plant and equipment was principally for projects related to upgrades, cost reductions and ongoing initiatives.

Predecessor

For the three months ended March 31, 2010, net cash used for investing activities was $28 million including expenditures for property, plant and equipment of $34 million, which was partially offset by net proceeds of $6 million from sales of previously closed facilities.

Net Cash Used For Financing Activities

Successor

Net cash used for financing activities for the three months ended March 31, 2011 was $26 million.  During the three months ended March 31, 2011, we repaid $3 million on the term loan as required under the term loan commitment (the “Term Loan Facility”).  In addition, as a result of Excess Cash Flows, as defined in the Term Loan Facility, during the six months ended December 31, 2010, we were required to repay $23 million in March 2011 on the Term Loan Facility.

Predecessor

Net cash used for financing activities for the three months ended March 31, 2010 was $25 million which included $9 million for debt issuance cost related to our credit facilities and $15 million transferred to restricted cash to collateralize outstanding letters of credit.

Credit Facilities

Upon emergence from bankruptcy, on June 30, 2010, our credit facilities include a $1,200 million Term Loan Facility and an ABL Revolving Facility with aggregate commitments of $650 million (including a $100 million Canadian Tranche).   The ABL Revolving Facility includes a $150 million sub-limit for letters of credit.

As of March 31, 2011 we had no borrowings under the ABL Revolving Facility and $1,168 million under the Term Loan Facility.  Borrowings under the ABL Revolving Facility are available for working capital purposes, capital expenditures, permitted acquisitions and general corporate purposes.  As of March 31, 2011, our borrowing base under the ABL Revolving Facility was $650 million and the amount available for borrowings after considering outstanding letters of credit was $572 million.

The credit facilities contain affirmative and negative covenants that impose restrictions on our financial and business operations and those of certain of our subsidiaries, including our ability to incur indebtedness, incur liens, make investments, sell assets, pay dividends or make acquisitions.  The credit facilities contain events of default customary for financings of this type.  At March 31, 2011, we were in compliance with our debt covenants.

Future Cash Flows

We recorded restructuring expense of $4 million during the three months ended March 31, 2011 primarily related to severance and benefits and facility closure costs.  During the three months ended March 31, 2011, we incurred cash expenditures of $2 million for these exit liabilities.  The remaining exit liabilities are expected to be paid principally by the end of 2011.

At December 31, 2010, we had $27 million of exit liabilities related principally to restructuring activities.  During the three months ended March 31, 2011, we incurred cash expenditures of $11 million for these exit liabilities.  The cash expenditures in connection with our remaining exit liabilities are expected to be funded by our cash flows from operating activities.

In March 2010, we recorded other operating income of $11 million relating to an adjustment of refund claims for the alternative fuel tax credit submitted in 2009.  We expect to receive the $11 million refund claim adjustment in the second quarter of 2011.

Pension Plan Contributions

We currently estimate that our cash contributions under the U.S. and Canadian qualified pension plans will be approximately $103 million in 2011, of which $7 million was paid during the three months ended March 31, 2011.  Contributions are expected to be in the range of $250 million to $340 million annually in 2012 through 2015.  Projected pension contributions reflect that we have elected funding relief under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, and also reflect our election of Canada’s funding relief measures made in 2009 and 2010.  The actual required amounts and timing of such future cash contributions will be highly sensitive to changes in the applicable discount rates and returns on plan assets.

Income Taxes

On March 17, 2011, we received Internal Revenue Service approval to be recognized as a registered cellulosic biofuel producer.  As a result, we plan to amend our 2009 tax return to claim a federal income tax credit for cellulosic biofuel production.  This relates to the production of fuel that did not otherwise qualify for the alternative fuel mixture tax credit.  Under the current law, this tax credit can be utilized to offset income taxes through December 31, 2015.  For the three months ended March 31, 2011, we recorded a benefit for income taxes of $14 million related to the cellulosic biofuel production income tax credit.

For the three months ended March 31, 2011, we recorded a provision for income taxes of $11 million.  The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income before income taxes primarily due to the cellulosic biofuel production income tax credit, state income taxes, lower effective tax rates in certain foreign jurisdictions and the effect of other permanent differences.

As of March 31, 2011, the amount of gross unrecognized tax benefits was approximately $295 million, exclusive of interest and penalties. Of this balance, approximately $283 million of net unrecognized tax benefits, if recognized, would impact the effective tax rate.

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

Commodity Price Risk

Prior to filing for bankruptcy, we used financial derivative instruments, including fixed price swaps, to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas and other commodities.  Our objective was to fix the price of a portion of our purchases of these commodities used in the manufacturing process.  The changes in the market value of such derivative instruments historically offset the changes in the price of the hedged item.

Foreign Currency Risk

Our principal foreign exchange exposure is the Canadian dollar.  Assets and liabilities outside the United States are primarily located in Canada.

Prior to emerging from bankruptcy, the functional currency for our Canadian operations was the U.S. dollar.  Fluctuations in Canadian dollar monetary assets and liabilities resulted in gains or losses which were credited or charged to income.  Upon emergence, we reviewed the primary economic indicators for our Canadian operations under the Reorganized Smurfit-Stone, including cash flow indicators, sales price indicators, sales market indicators, expense indicators, financing indicators and intercompany transactions as required by ASC 830, “Foreign Currency Matters.”  Based on our analysis, including current operations and financing availability within Canada, we determined the functional currency for our Canadian operations to be the local currency.  As a result, effective July 1, 2010, the assets and liabilities for the Canadian operations are translated at the exchange rate in effect at the balance sheet date and income and expenses are translated at average exchange rates prevailing during the year.  Translation gains or losses are included within stockholders’ equity as part of OCI.

For the Predecessor period, we used financial derivative instruments, including forward contracts and options, primarily to protect against Canadian currency exchange risk associated with expected future cash flows.  The Canadian dollar as of March 31, 2010, compared to December 31, 2009, strengthened 3.0% against the U.S. dollar.  Under the Predecessor period, we recognized non-cash foreign currency exchange losses of $6 million for the three month period ended March 31, 2010.

During the Successor three month period ended March 31, 2011, the Canadian dollar as of March 31, 2011 compared to December 31, 2010 strengthened 2.3% against the U.S. dollar, and as a result, we recorded a $3 million gain (net of tax) in OCI related to the translation of our Canadian operations for the three months ended March 31, 2011.

We use foreign currency exchange derivative contracts to minimize the exposure to currency exchange rate fluctuations on a $255 million Canadian dollar denominated inter-company note established upon emergence between a U.S. subsidiary and a Canadian subsidiary, whereby the U.S subsidiary is the lender.  The inter-company note matures on June 29, 2015 and interest is payable quarterly.  The derivative contracts are monthly or quarterly instruments with a notional amount equal to the inter-company note principal, plus accrued interest.  The derivative contracts are marked-to-market through earnings on a quarterly basis.

For the three months ended March 31, 2011, our U.S subsidiary recorded a $4 million foreign currency gain (net of tax) in other, net in the consolidated statements of operations related to the revaluation of the inter-company note.  We recorded a $4 million loss (net of tax) in other, net in the consolidated statements of operations on the settlement of the derivative contracts.

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

PART II - OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

On January 26, 2009, we and our U.S. and Canadian subsidiaries filed the Chapter 11 Petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Court.  On the same day, our Canadian subsidiaries also filed the Canadian Petition under the CCAA in the Canadian Court.  Our operations in Mexico and Asia and certain non-debtor subsidiaries were not included in the filings and continued to operate outside of the Chapter 11 and CCAA processes.  On June 21, 2010, the U.S. Court entered the Findings of Fact, Conclusions of Law and Order Confirming the Joint Plan for Smurfit-Stone Container Corporation and its Debtor Subsidiaries and Plan of Compromise and Arrangement for Smurfit-Stone Container Canada Inc. and Affiliated Canadian Debtors (the “Confirmation Order”), which approved and confirmed the Plan of Reorganization.  On June 30, 2010 (the “Effective Date”), the Plan of Reorganization became effective and the Debtors consummated their reorganization through a series of transactions contemplated by the Plan of Reorganization and emerged from Chapter 11 bankruptcy proceedings.  See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Bankruptcy Proceedings.”

In May 2009, a lawsuit was filed in the United States District Court for the Northern District of Illinois against four individual committee members of the Administrative Committee (“Administrative Committee”) of our Savings Plans (the “Savings Plans”) and Patrick Moore, our Chief Executive Officer (together, the “Defendants”).  During the first quarter of 2010, two additional Employee Retirement Income Security Act (“ERISA”) class action lawsuits were filed in the United States District Court for the Western District of Missouri and one in the United States District Court for the District of Delaware.  The defendants in these cases are individual committee members of the Administrative Committee, several other of our current and former executives and individual members of the predecessor Company’s Board of Directors.  The suits were consolidated into one matter in January 2011 in the Northern District of Illinois.  The consolidated complaint alleges certain ERISA violations between January 1, 2008 and January 26, 2009.  The plaintiffs brought the complaint on behalf of themselves and a class of similarly situated participants and beneficiaries of four of our Savings Plans.  The plaintiffs assert that the Defendants breached their fiduciary duties to the Savings Plans’ participants and beneficiaries by allegedly making imprudent investments with the Savings Plans’ assets, making misrepresentations and failing to disclose material adverse facts concerning our business conditions, debt management and viability, and not taking appropriate action to protect the Savings Plans’ assets.  During April 2011, the parties reached an agreement in principle to settle the case.  We believe the liability for this matter was adequately reserved at March 31, 2011.

In September 2010, four putative class action complaints (the “Complaints”) were filed in the United States District Court for the Northern District of Illinois against us and several other paper and packaging companies (collectively referred to as the “Class Action Defendants”).  The Complaints allege that we and the Class Action Defendants engaged in anti-competitive activities and violation of antitrust laws by reaching agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products.  The Complaints seek an unspecified amount of damages arising from the sale of corrugated products from 2005 to the date the lawsuit was filed.  A consolidated complaint was filed on November 8, 2010 by the Complainants which contains allegations that limit our liability to conduct that arose subsequent to the bankruptcy Effective Date.  The Class Action Defendants filed motions to dismiss the Complaints, which were denied by the Court on April 8, 2011.  Given the limited time period for potential liability, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Three complaints on behalf of the same putative class of Smurfit-Stone stockholders have been filed in the Circuit Court for Cook County, Illinois challenging the Merger Agreement: (i) Roseman v. Smurfit-Stone Container Corp.; (ii) Findley v. Smurfit-Stone Container Corp.; and (iii) Czech v. Smurfit-Stone Container Corp. (collectively, the “Illinois-Cook County Complaints”). On March 4, 2011, the plaintiffs in the consolidated action filed an amended complaint, which names as defendants Smurfit-Stone, Rock-Tenn, and the individual members of our Board of Directors (the “Merger Defendants”). The amended complaint alleges, among other things, that the consideration agreed to in the Merger Agreement is inadequate and unfair to our stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures regarding the proposed merger, that the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by Rock-Tenn and us. The amended complaint seeks equitable relief, including an injunction prohibiting consummation of the Merger Agreement. On April 21, 2011, the Court stayed this consolidated matter pending resolution of the Delaware plaintiffs’ motion for preliminary injunction or until further order of the Court.

On February 17, 2011, a putative class action complaint asserting similar claims was filed against the same defendants and a Rock-Tenn merger subsidiary, in the United States District Court for the Northern District of Illinois under the caption of Dabrowski v. Smurfit-Stone Container Corp. (the “Illinois-Northern District Complaint”). On April 21, 2011, the plaintiff filed an amended complaint alleging, among other things, that the consideration agreed to in the Merger Agreement is inadequate and unfair to Smurfit-Stone stockholders, that Smurfit-Stone and the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by Rock-Tenn and its merger subsidiary. The plaintiff also alleges that the March 31, 2011 amended joint proxy statement/prospectus contained misleading or inadequate disclosures constituting violations of Section 14(a) of the Securities Exchange Act of 1934. The plaintiff seeks equitable relief, including an injunction prohibiting consummation of the Merger Agreement.

Three complaints on behalf of the same putative class of Smurfit-Stone stockholders have been filed in the Delaware Court of Chancery challenging the Merger Agreement: (i) Marks v. Smurfit-Stone Container Corp.; (ii) Spencer v. Smurfit-Stone Container Corp.; and (iii) Gould v. Smurfit-Stone Container Corp. On March 24, 2011, these cases were consolidated (the “Delaware Complaints”). The plaintiffs allege, among other things, that the consideration agreed to in the Merger Agreement is inadequate and unfair to our stockholders, that the February 24, 2011 preliminary joint proxy statement/prospectus contained misleading or inadequate disclosures regarding the proposed merger, that the individual defendants breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by Rock-Tenn and its merger subsidiary. On March 24, 2011, the plaintiffs moved for class certification. The court has set a schedule for expedited proceedings in the consolidated matter, including expedited discovery, and has scheduled a hearing on May 18, 2011 for the plaintiffs’ anticipated motion for preliminary injunction.

We believe the Illinois-Cook County Complaints, Illinois-Northern District Complaint, and Delaware Complaints are without merit and will vigorously defend against the allegations.

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

ITEM 1A.                RISK FACTORS

There are no material changes to the risk factors as disclosed in our 2010 Form 10-K filed on February 15, 2011 and 2010 Form 10-K/A filed March 29, 2011.

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                         RESERVED

ITEM 5.                         OTHER INFORMATION

(b)                                                         There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010 filed February 15, 2011 and Form 10-K/A for the year ended December 31, 2010 filed March 29, 2011.

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

32.1                                                   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                                                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101                                                      The following materials from Smurfit-Stone’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMURFIT-STONE CONTAINER CORPORATION
(Registrant)

Date: April 29, 2011	/s/ Paul K. Kaufmann
Paul K. Kaufmann
Senior Vice President and Corporate Controller
(Principal Financial and Accounting Officer)